Form 10KSB
period 1996-12-31
POORE BROTHERS INC
filed 1997-03-31
CIK 944508

SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C. 20549

                                  FORM 10-KSB

(Mark One)
[ X ] Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 1996

                                       OR

[ ] Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _______ to _______

                    Commission File Number 1-14556; 0-21857

                              POORE BROTHERS, INC.
               ---------------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

                   Delaware                                      86-0786101
                   --------                                      ----------
(State or Other Jurisdiction of Incorporation or              (I.R.S. Employer
                  Organization)                              Identification No.)

2664 South Litchfield Rd., Goodyear, Arizona                       85338
---------------------------------------------                      -----
 (Address of principal executive offices)                        (Zip Code)

                                 (602) 925-0731
                                 --------------
                (Issuer's Telephone Number, Including Area Code)

         Securities registered under Section 12(b) of the Exchange Act:
                                      None

         Securities registered under Section 12(g) of the Exchange Act:

                          Common Stock , $.01 par value
                       ----------------------------------
                                (Title of Class)

Check  whether the  Registrant:  (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                      ---   ---

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to the Form 10-KSB. [ ]

The Registrant's revenues for the most recent fiscal year were: $17,219,641.

At February 28, 1997, the aggregate market value of the Registrant's common stock held by non-affiliates of the Registrant was approximately $19,750,000.

At February 28, 1997, the number of issued and outstanding shares of common stock of the Registrant was 6,986,324.

Transitional Small Business Disclosure Format (check one): Yes      No  X
                                                              -----   -----

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive proxy statement, which the Registrant anticipates mailing in April 1997, are incorporated by reference in Part III of this Annual Report on Form 10-KSB.


                           FORWARD LOOKING STATEMENTS

WHEN USED IN THIS FORM 10-KSB AND IN FUTURE FILINGS BY THE COMPANY WITH THE SECURITIES AND EXCHANGE COMMISSION (THE "COMMISSION"), THE WORDS OR PHRASES "WILL LIKELY RESULT," "THE COMPANY EXPECTS," "WILL CONTINUE," "IS ANTICIPATED," "ESTIMATED," "PROJECT," OR "OUTLOOK," OR SIMILAR WORDS OR EXPRESSIONS, ARE INTENDED TO IDENTIFY "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. THE COMPANY WISHES TO CAUTION READERS NOT TO PLACE UNDUE RELIANCE ON ANY SUCH FORWARD-LOOKING STATEMENTS, EACH OF WHICH SPEAK ONLY AS OF THE DATE MADE. SUCH STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM HISTORICAL EARNINGS AND THOSE PRESENTLY ANTICIPATED OR PROJECTED. SEE "ITEM 1. DESCRIPTION OF BUSINESS -- RISK FACTORS." IN LIGHT OF SUCH RISKS AND UNCERTAINTIES, THERE CAN BE NO ASSURANCE THAT FORWARD-LOOKING INFORMATION CONTAINED IN THIS FORM 10-KSB WILL, IN FACT, TRANSPIRE OR PROVE TO BE ACCURATE. THE COMPANY HAS NO OBLIGATION TO PUBLICLY RELEASE THE RESULT OF ANY REVISIONS WHICH MAY BE MADE TO ANY FORWARD-LOOKING STATEMENTS TO REFLECT ANTICIPATED OR
UNANTICIPATED  EVENTS  OR  CIRCUMSTANCES   OCCURRING  AFTER  THE  DATE  OF  SUCH
STATEMENTS.

                                     PART I

Item 1.  Description of Business

Business

         Poore Brothers, Inc. (the "Company") is engaged in the production, marketing and distribution of salty snack food products that are sold primarily throughout the southern and western United States. The Company has three distinct lines of business: it manufactures and sells its own brand of potato chips under the Poore Brothers logo; it manufactures private label potato chips for grocery store chains; and it distributes food products that are manufactured by others. For the year ended December 31, 1996, revenues totaled $17,219,641. Approximately 57% of such sales were attributable to the Company's Poore BrothersTM brand potato chips; approximately 38% of such sales were attributable to the distribution by the Company of food products manufactured by other companies; and approximately 5% of such sales were attributable to potato chips produced by the Company for sale under the private labels of customers.

         Poore BrothersTM brand potato chips consist of two primary types, regular and low-fat. The Poore BrothersTM brand regular potato chips, which are produced with a batch frying process that the Company believes enhances crispness and flavor, are currently offered in eleven flavors: Original, Salt & Vinegar, Au Gratin, Barbecue, Cajun, Dill Pickle, Grilled Steak & Onion, Hot Mustard, Jalapeno, No Salt and Parmesan & Garlic. The Poore BrothersTM brand of low-fat potato chips, which were introduced in June 1996, are produced using batch frying and then processed to remove most of the cooking oil while retaining the taste of frying. The low-fat potato chips are currently available in five flavors: Original, No Salt, Au Gratin, Salt & Vinegar and Barbecue. The Company also manufactures potato chips for sale on a private label basis using modified cooking methods. The Company currently has two Arizona grocery chains as private label customers.

         The Company, a Delaware corporation, was organized in February 1995 and has four operating subsidiaries, all acquired on May 31, 1995: two manufacturing companies, Poore Brothers Arizona, Inc. ("PB Arizona") and Poore Brothers Southeast, Inc. ("PB Southeast"); and two distribution companies, Poore Brothers Distributing, Inc. ("PB Distributing") and Poore Brothers of Texas, Inc. ("PB Texas"). See "-- Company History." In December 1996, the Company completed an initial public offering of its Common Stock.

         The Company's executive offices are located at 2664 South Litchfield Rd., Goodyear, Arizona 85338, and its telephone number is (602) 925-0731.

Risk Factors

         Brief Operating History; Significant Losses to Date; Accumulated Deficit. Although certain of the Company's subsidiaries have operated for several years, the Company as a whole has a relatively brief operating history. The Company has had significant operating losses to date and has never made a profit. The Company incurred losses of $691,678 and $1,194,910 for the years ended December 31, 1996 and 1995, respectively. At December 31, 1996, the Company had an accumulated deficit of $2,427,836. See "Item 6. Management's Discussion and Analysis of Results of Operations and Financial Condition."

         Even if the Company is successful in expanding the production and distribution of its products and in increasing revenues, it may be expected to incur substantial additional expenses, including advertising and promotional costs and "slotting" expenses (i.e., the costs of obtaining shelf space in certain stores.) Accordingly, the Company may incur additional losses in the future as a result of the implementation of the Company's business strategy, even if revenues increase significantly. There can be no assurance that the Company's business strategy will prove successful or that the Company will ever become profitable.

         Possible Need for Additional Financing. Continued expansion of the Company's business may result in requirements for funds in excess of cash flow generated from operations and its existing financial resources.

Accordingly, the Company may require future debt or equity financing to meet its business requirements. There can be no assurance that such financing will be available or, if available, on terms attractive to the Company.

         Competition. The market for salty snack foods, such as those sold by the Company, primarily potato chips, tortilla chips, popcorn and pretzels, is large and intensely competitive. Competitive factors in the salty snack food industry include product quality and taste, brand awareness among consumers, access to supermarket shelf space, price, advertising and promotion, variety of snacks offered, nutritional content, product packaging and package design. The Company competes in that market principally on the basis of product quality and taste.

         The snack food industry is primarily dominated by Frito-Lay, Inc., which has substantially greater financial and other resources than the Company and sells brands that are more widely recognized than are the Company's products. Numerous other companies that are actual or potential competitors of the Company, many with greater financial and other resources (including more employees and more extensive facilities) than the Company, offer products similar to those of the Company. Local or regional markets often have significant smaller competitors, many of whom offer batch fried or low-fat products similar to those of the Company. Expansion of Company operations into new markets has and will continue to encounter significant competition from national, regional and local competitors that may be greater than that encountered by the Company in its existing markets. While the Company believes that its products and method of operations will enable it to compete successfully, there can be no assurance of its ability to do so.

         Promotional and Shelf Space Costs. Successful marketing of food products generally depends upon obtaining adequate retail shelf space for product display, particularly in supermarkets. Frequently, food manufacturers and distributors, such as the Company, incur additional costs in order to obtain additional shelf space. Whether or not the Company incurs such costs in a particular market is dependent upon a number of factors, including existing demand for the Company's products, relative availability of shelf space and general competitive conditions. There can be no assurance that the Company will not incur significant shelf space or other promotional costs as a necessary condition of entering into competition in particular markets or stores. Such costs may materially affect the Company's financial performance.

         Status of Private Label Products. In 1996, the Company entered into agreements with two Arizona grocery chains for the manufacture and distribution by the Company of their respective private label potato chips. The Company manufactures potato chips for these customers in various types and flavors as specified by them. The Company's private label potato chips are currently produced using batch frying. In order to meet potential demand for these products, and to more closely emulate standard cooking processes for this category of private label products, the Company acquired continuous line cooking equipment which is currently being installed at the Company's new Arizona facility. Until the equipment is operational, there can be no assurance that private label products cooked via batch frying will continue to meet customer specifications, or that once operational, the Company will obtain sufficient business to recoup the costs related to the purchase and installation of such equipment. Failure to meet customer specifications could result in cancellation of an agreement.

         Status of Low-Fat Products. In June 1996, the Company began producing low-fat potato chips using a patented oil extraction process pursuant to an agreement (the "Great Snaxx Agreement") between the Company and Great Snaxx of AZ. L.L.C. ("Great Snaxx"). Great Snaxx has granted the Company rights in the states of Arizona, California, Nevada and New Mexico, to market low-fat potato chips produced using this process. The Company is dependent upon the resources of Great Snaxx as Great Snaxx has the sole right, under the Great Snaxx Agreement, to apply the oil extraction process to products manufactured by the Company.

         The Great Snaxx Agreement expires on September 19, 2006. In addition, the Company may lose its rights to market low-fat potato chips produced under the Great Snaxx Agreement if certain minimum fees are not paid to Great Snaxx. The Company is not currently producing in sufficient quantities to meet these minimum fee requirements. In addition, Great Snaxx has certain rights to terminate the agreement. The termination by Great Snaxx of the Great Snaxx Agreement or the failure by Great Snaxx to perform its obligations under the Great Snaxx Agreement for any reason could have a material adverse effect on the Company's ability to produce low-fat potato chips. In the case of such a termination or failure, the Company would consider producing low-fat potato chips using an alternative production method, such as baking or the use of alternative cooking oils. There can be no assurance, however, that the Company would be successful in utilizing such alternative production methods or that low-fat potato chips produced by the Company will be accepted in the marketplace.

         Non-compliance with Financial Covenants. At December 31, 1996, the Company had outstanding 9% Convertible Debentures in the principle amount of $2,299,591. The Company was not in compliance with a required interest coverage ratio of 1:1 that the Company is required to maintain while the 9% Convertible Debentures are outstanding. However, the holders of the 9% Convertible
Debentures have granted the Company a waiver effective through September 30, 1997. After that time, the Company will be required to be in compliance with the following financial ratios, so long as the 9% Convertible Debentures remain outstanding: working capital of at least $1,000,000; minimum shareholders' equity (net worth) that will be calculated based upon the earnings of the Company and the consideration received by the Company from issuances of securities by the Company; an interest coverage ratio of at least 1.5:1; and a current ratio at the end of any fiscal quarter of at least 1.1:1. Management believes that the fulfillment of the Company's plans and objectives will enable the Company to attain a sufficient level of profitability to be in compliance with the financial ratios; however, there can be no assurance that the Company will attain any such profitability, be in compliance with the financial ratios upon the expiration of the waivers or be able to obtain an extension or renewal of the waivers. Any acceleration under the 9% Convertible Debentures prior to their maturity on July 1, 2002 could have a material adverse effect upon the Company.

         Lack of Proprietary Manufacturing Methods. The taste and quality of Poore BrothersTM products is largely due to two elements of its manufacturing process: the Company's use of batch frying and its use of distinctive seasonings to produce a variety of flavors. The Company does not have exclusive rights to the use of either element; consequently, competitors may incorporate such elements into their own processes. While management believes that the successful use of batch frying involves certain techniques and methods used by the Company that may not be readily available to or known by other manufacturers, there can by no assurance that competitors will not develop the same or similar techniques or methods.

         Legal Proceeding. In June 1996, a lawsuit was commenced in an Arizona state court against two Directors of the Company, Mark S. Howells and Jeffrey J. Puglisi, and PB Southeast which alleges, among other things, that the plaintiff, James Gossett, had an oral agreement with Mr. Howells to receive up to a 49% ownership interest in PB Southeast, that PB Southeast and Messrs. Howells and Puglisi breached fiduciary duties and other obligations to Mr. Gossett and that Mr. Gossett is entitled to exchange such alleged stock interest for shares in the Company. Mr. Gossett further alleges that PB Southeast and Messrs. Howells and Puglisi failed to honor the terms of an alleged distribution agreement between Poore Brothers Foods, Inc. ("PB Foods") and an entity associated with Mr. Gossett. The complaint seeks unspecified amounts of damages, fees and costs. In February 1997, plaintiffs filed pleadings indicating they are seeking $3 million in damages; plaintiffs may not be limited by this damage amount at trial. Management of the Company believes that the lawsuit has no merit and that the Company has defenses thereto. There can be no assurance, however, of an outcome that will be favorable to the Company or, if unfavorable, that such outcome will not have a material adverse effect on the Company. The Company has agreed to indemnify the two Directors named in the lawsuit. See "Item 3. Legal Proceedings."

Company History

         PB Foods was founded in 1986 by Donald and James Poore (the "Poore Brothers"), each of whom has substantial experience in the potato chip industry. The Poore Brothers also founded PB Distributing in 1990 and PB Texas in 1986, which provide distribution capabilities for the Company's Poore BrothersTM brand products. Prior to forming PB Foods, the Poore Brothers co-founded Groff's of Texas, Inc. in 1983, which also manufactured batch fried potato chips. The Poore Brothers had previously been employed for over thirteen years by Mira-Pak, Inc., a designer and manufacturer of packaging equipment for the potato chip industry.

         In May 1993, Mark S. Howells, a Director of the Company, and associated individuals formed PB Southeast, which acquired a license from PB Foods to manufacture and distribute Poore BrothersTM brand products. In 1994, PB Southeast opened a manufacturing plant in LaVergne, Tennessee.

         In November 1994, PB Southeast entered into a Purchase Agreement (the "Purchase Agreement") with PB Foods, the Poore Brothers and Amelia E. Poore, that provided for the acquisition by PB Southeast of (i) substantially all of the assets, subject to certain liabilities, of PB Foods; (ii) a 100% equity interest in PB Distributing; and (iii) an 80% equity interest in PB Texas, after giving effect to a 32% equity interest to be purchased from other stockholders of PB Texas not parties to the Purchase Agreement. Thereafter, the Company was formed as a holding company and the rights and obligations of PB Southeast under the Purchase Agreement were assigned to the Company. The transactions contemplated by the Purchase Agreement were consummated on May 31, 1995. Subsequent to the acquisition date, the Company acquired an additional 14% equity interest in PB Texas. The aggregate purchase price paid by the Company in connection with these transactions was $4,052,631, of which $3,228,061 was paid in cash, $500,000 of which was payable pursuant to a five-year promissory note (the "Poore Promissory Note") which was paid off in February 1997, and the remainder of which was satisfied by the issuance of 300,000 shares of Common Stock. The Purchase Agreement contains a noncompetition covenant pursuant to which each of the Poore Brothers agreed not to compete against the Company, directly or indirectly, in various states for a five-year period expiring on May 31, 2000.

         Also in May 1995, the Company entered into an exchange agreement with certain stockholders of PB Southeast, including Mark S. Howells, Jeffrey J. Puglisi and Parris H. Holmes, Jr., all of whom are Directors of the Company, pursuant to which the Company agreed to acquire from them approximately 99% of the outstanding shares of the capital stock of PB Southeast, in exchange for the issuance to them of 1,560,000 shares of Common Stock, concurrently with and subject to the consummation of the closing under the Purchase Agreement. Such exchange was consummated on May 31, 1995. The acquisition by the Company of its subsidiaries on May 31, 1995 is sometimes herein referred to as the "PB Acquisition."

Business Strategy

         The Company's business objective is to become a leading manufacturer and distributor of specialty potato chips and other salty snack foods by providing a high quality, healthier line of products at competitive prices that are intended to be superior in taste to comparable products. The Company plans to expand its promotional efforts to increase its penetration of existing markets and to expand into new markets. Such market expansion would consist of promotional efforts to increase consumer awareness of the Company's brand-name products and seeking additional private label customers for the Company's products. The Company's growth is planned to be accomplished via a combination of internal growth and acquisition. The key elements of the Company's business strategy are as follows:

         Expand Market Acceptance of the Company's Brand Name Products. The Company's products have achieved significant market acceptance in Phoenix, Arizona, Houston, Texas, San Antonio, Texas, St. Louis, Missouri and Nashville, Tennessee. The Company attributes the success of its products in these cities largely to its batch frying process and the variety of flavors, sizes and types of products offered by the Company. To increase awareness and acceptance of its products, the Company intends to increase its advertising and distribution efforts in existing markets and, in addition, to focus a portion of its advertising and distribution efforts on selected new markets. Such efforts will include, among other things, joint advertising with supermarkets and other product manufacturers, in-store product tastings, coupon distribution and Poore BrothersTM in-store displays.

         Expand Private Label Business. In the first quarter of 1996, the Company entered into agreements with two Arizona grocery chains for the manufacture and distribution by the Company of their respective private label potato chips. The Company manufactures potato chips for these customers in various types and flavors as specified by them. The Company believes that many opportunities exist for the Company to expand this segment of its business both in revenues generated and as a percentage of the Company's total sales. Consequently, upon the successful installation of its continuous line machinery at its new Arizona manufacturing facility, the Company intends to pursue opportunities to produce private label products for additional grocery chains in Arizona and California.

         Develop Low-Fat Potato Chip Business. In June 1996, the Company began offering a new low-fat potato chip under the Poore BrothersTM brand name. The low-fat area of salty snack foods is believed by the Company to be rapidly expanding, with reduced fat potato chip sales increasing by 85% from 1994 to 1995. In order to increase demand for Poore BrothersTM low-fat potato chips, the Company intends to focus its marketing and distribution efforts on expanding the region where its low-fat potato chips are currently sold and increasing consumer awareness for the Company's product.

         Utilize Consumer Acceptance of Poore BrothersTM Brand Potato Chips to Expand Product Line. The Company intends to establish a broad product line of high quality, good tasting salty snack foods under the Poore BrothersTM brand name, capitalizing on customer acceptance of Poore BrothersTM brand potato chips. Such new product lines are expected to include, among others, popcorn and tortilla chips. The Company believes that offering a broad variety of high quality, good tasting and healthy snack food products will enable it to increase its shelf space in stores and may encourage retailers to create separate Poore BrothersTM brand sections in their snack food aisles.

         Continue to improve operations. The Company plans to continue to focus its efforts on producing a high quality snack food at an economical price. The Company is in the process of designing and implementing a new quality control program that will monitor production volumes as well as the overall flavor, appearance and quality of its products.

Products

         Potato Chips. Poore BrothersTM brand potato chips were first introduced by the Poore Brothers in 1986 and have accounted for substantially all of the Company's manufacturing sales to date. The potato chips are marketed by the Company as a premium product based on their distinctive combination of cooking method and variety of distinctive flavors. The potato chips manufactured by the Company consist of two primary types, regular and low-fat. The Company's regular potato chips are currently offered in eleven flavors: Original, Salt & Vinegar, Au Gratin, Barbecue, Cajun, Dill Pickle, Grilled Steak & Onion, Hot Mustard, Jalapeno, No Salt and Parmesan & Garlic. The Company's low-fat potato chips, which were introduced in June 1996, are available in five flavors: Original, No Salt, Au Gratin, Salt & Vinegar and Barbecue. Also in 1996, the Company entered into agreements with two grocery chains in Arizona pursuant to which the Company produces their respective private label potato chips in the styles and flavors specified by such grocery chains.

        Other Snack Food Products. Through its two distribution subsidiaries, PB Distributing and PB Texas, the Company purchases and resells snack food products manufactured by others. Such products include pretzels, popcorn, cookies and candy. The Company also sells tortilla chips and cheese products manufactured by others but packaged under the Poore BrothersTM brand name.

Manufacturing

         The Company believes that a key element of its growth to date has been its use of certain cooking techniques and key ingredients in the manufacturing process to produce potato chips with improved flavor. These techniques currently involve two elements: the Company's use of a batch frying process for its brand name products, as opposed to the conventional continuous line cooking method, and the Company's use of distinctive seasonings to produce potato chips in a variety of flavors. The Company believes that its batch frying process is superior to conventional continuous line cooking methods because it enhances crispness and flavor through greater control over temperature and other cooking conditions. Although this manufacturing method produces less volume than the continuous line techniques of larger manufacturers, the Company believes that the method facilitates the production of potato chips with enhanced crispness and flavor.

         Private Label Products. The Company's potato chips for sale on a private label basis are currently produced using batch frying. In order to meet potential demand for these products, the Company has acquired continuous line cooking equipment which is currently being installed in the Company's new
Arizona facility. The equipment is expected to be operational in the second quarter of 1997. Continuous line cooking differs from batch frying in that the potato chips are cooked using a continuous conveyor mechanism. Until the equipment is operational, the Company's private label products will continue to be produced using batch frying. There can be no assurance that the Company will obtain sufficient business to recoup the costs of its investment in, and alteration of its facilities. Alternatively, if the installation of the continuous line equipment is delayed, the Company may not be able to meet customer specifications or to meet anticipated production requirements, and may have to decline production opportunities.

         Low-Fat Potato Chips. In September 1995, the Company and Great Snaxx entered into the Great Snaxx Agreement pursuant to which Great Snaxx granted the Company rights in the states of Arizona, California, Nevada and New Mexico to market low-fat potato chips processed by Great Snaxx. The Company pays a per pound processing fee to Great Snaxx for the application of Great Snaxx's patented oil extraction process. The Company began selling low-fat potato chips processed by Great Snaxx in June 1996. The processed potato chips have approximately two grams of fat per serving, in contrast to the 8 to 10 grams of most standard potato chips.

         The Great Snaxx Agreement expires on September 19, 2006. The Company may lose its marketing rights in Arizona, California, Nevada and New Mexico if certain minimum fees are not paid to Great Snaxx during prescribed periods. The Company is not currently producing in sufficient quantities to meet these minimum fee requirements. In addition, Great Snaxx has certain rights to terminate the Great Snaxx Agreement. The termination by Great Snaxx of the Great Snaxx Agreement or the failure by Great Snaxx to perform its obligations under the Great Snaxx Agreement for any reason could have a material adverse effect on the Company's ability to produce low-fat potato chips. In the case of such a termination or failure, the Company would consider producing low-fat potato chips using an alternative production method, such as baking or the use of alternative cooking oils. There can be no assurance, however, that the Company would be successful in utilizing an alternative method or that low-fat potato chips produced by the Company will be accepted in the marketplace.

         Production Capacity. The Company is in the process of relocating its manufacturing operations in Arizona to its newly constructed Goodyear, Arizona facility. See "Item 2. Description of Property." The Company anticipates that the relocation will be completed during the second quarter of 1997. At that time, the new facility will have the capacity to produce approximately 3,000 pounds of potato chips per hour, with approximately 2,100 pounds of such amount being produced using a continuous conveyor mechanism and the remainder being produced using the Company's batch frying method. Recently installed machinery at the Company's LaVergne, Tennessee facility has increased its capacity to approximately 720 pounds of potato chips per hour using the Company's batch frying method. In contrast to such increased capacities, at January 1, 1996 the Company had production capacity of approximately 540 pounds of potato chips per hour at its Arizona facility and 360 pounds of potato chips per hour at its Tennessee facility.

Marketing and Distribution

         The Company currently sells its products  primarily in selected markets
in  the  southern  and  western  United  States.   The  Company's  products  are
distributed for the Company by a select group of independent distributors.

         The Company's Arizona distribution subsidiary operates throughout Arizona, with approximately 35 independently operated service routes. Each route is operated by an independent contractor who carries in excess of 250 items to most major grocery store chains in Arizona, such as Albertson's, ABCO, Basha's, Fry's, Safeway, Smith's and Smitty's Food Stores. In addition to servicing major supermarket chains, the Company's distributors service many independent grocery stores, delicatessens, club stores, including PriceCostco, sports complexes, including America West Arena, and military facilities throughout Arizona. In addition to Poore BrothersTM brand products, the Company distributes a wide variety of other items throughout Arizona manufactured by other companies, including pretzels, popcorn, candies, cookies and coffee. The Company also sells Poore BrothersTM brand potato chips to America West Airlines and Trans World Airlines for passenger service.

         The Company, through its PB Texas subsidiary, distributes Poore BrothersTM brand products and other snack foods throughout southeastern Texas. Using independently contracted route distributors, the Company currently distributes products in Houston, Austin, Waco and Corpus Christi. The Company distributes approximately 150 different items in Texas, including its own products and products manufactured by other companies. The Company distributes to approximately 75% of the grocery store chains in Houston, Austin, and their surrounding areas. These grocery store chains include Randall's, Kroger, Brookshire Brothers, Rice-Price Busters, Super K-Mart, and Albertson's. Additionally, the Company distributes to many independent grocery stores and several military commissaries in Texas.

         Outside of Arizona and Texas the Company selects distributors primarily on the basis of quality of service, call frequency on customers, financial capability and relationships they have with supermarkets, including access to shelf space in the store's snack aisles. As of December 31, 1996, the Company had arrangements with over 35 distributors in a number of major cities, including St. Louis, San Diego, Los Angeles, Minneapolis, San Antonio, Honolulu, Nashville, Kansas City, Orlando, Tampa and Miami.

         Successful marketing of the Company's products depends, in part, upon obtaining adequate retail shelf space for such products, particularly in supermarkets. Frequently, the Company incurs additional marketing costs in order to obtain additional shelf space. Whether or not the Company will continue to incur such costs in the future will depend upon a number of factors, including existing demand for the Company's products, relative availability of shelf space and general competitive conditions. There can be no assurance that the Company will not incur significant shelf space or other promotional costs as a necessary condition of entering into competition in particular markets or stores. Such costs may materially affect the Company's financial performance.

Suppliers

         The principal raw materials used by the Company are potatoes and oil. The Company believes that the raw materials it needs to produce its products are readily available from numerous suppliers on commercially reasonable terms. Potatoes are widely available year-round, either freshly harvested or from storage during the winter months. The Company uses a low in saturated fat sunflower oil in the production of its Poore BrothersTM brand potato chips, which is supplied by AC Humko Corporation. The Company believes that alternative cooking oils that are low in saturated fat are readily abundant and available. The Company also uses flavorings and packaging material in its manufacturing process. The Company chooses its suppliers based primarily on price, availability and quality and does not have any long-term arrangements with any supplier. Although the Company believes that its requirements for products and ingredients are readily available, and that its business success is not dependent on any single supplier, the failure of certain suppliers to meet the Company's performance specifications, quality standards or delivery schedules could have a material adverse effect on the Company's operations. In particular, a sudden scarcity, a substantial price increase, or an unavailability of product ingredients could materially adversely affect the Company's operations. There can be no assurance that alternative ingredients would be available when needed and on commercially attractive terms, if at all.

Customers

         One customer of the Company, Fry's Food Stores, a subsidiary of Kroger, Inc., accounted for 16% of the Company's 1996 sales, with the remainder of the Company's revenues being derived from sales to a limited number of additional customers, either grocery chains or regional distributors, none of which individually accounted for more than 10% of the Company's sales for 1996.

Market Overview and Competition

         According to the Snack Food Association ("SFA"), the U.S. market for salty snack foods reached $15.1 billion at retail in 1995, with potato chips and tortilla chips accounting for approximately 53% of the market with pretzels, popcorn and other products accounting for the balance. Per capita snack consumption, in dollar terms, has increased every year during the past five years, ranging from 6.0% (in 1990) to 0.4% (in 1994), with a 1995 increase of 1.4% to a rate of $57.90 per person per annum. Potato chip sales have similarly increased steadily over the same period, with 1995 retail sales of $4.8 billion (a 2.5% increase over 1994) contrasted to 1990 sales of $4.3 billion.

         The Company's products compete generally against other salty snack foods, including potato chips, tortilla chips, popcorn and pretzels. The salty snack food industry, large and highly competitive, is dominated primarily by Frito-Lay, Inc., a subsidiary of PepsiCo, Inc. Frito-Lay possesses substantially greater financial, production, marketing, distribution and other resources than the Company and distributes brands that are more widely recognized than the Company's products. In addition, numerous other companies that are actual or potential competitors of the Company have greater financial and other resources (including more employees and more extensive facilities) than the Company. Local or regional markets often have significant smaller competitors, many of whom offer batch fried or low-fat products similar to those of the Company. Expansion of Company operations to other areas of the United States has and will continue to encounter significant competition from national, regional and local competitors that may be greater than that encountered by the Company in its existing markets. In addition, such competitors may challenge the Company's position in its existing markets. While the Company believes that its specialized products and method of operations will enable it to compete successfully, there can be no assurance of its ability to do so.

         The  principal   competitive  factors  affecting  the  market  for  the
Company's products include product quality and taste, brand awareness among consumers, supermarket shelf space, price, advertising and promotion, variety of snacks offered, nutritional content, product packaging and package design. Management believes that the Company's potato chips compete based primarily upon their taste, distinctive cooking method and variety of flavors that are available.

Government Regulation

         The manufacture, labeling and distribution of the Company's products are subject to the rules and regulations of various federal, state and local health agencies, including the Food and Drug Administration. In May 1994, regulations under the Nutrition Labeling and Education Act of 1990 ("NLEA") concerning labeling of food products, including permissible use of nutritional claims such as "fat-free" and "low-fat," became effective. In order to comply with the NLEA regulations, products labeled as "fat-free" may not contain more than 0.5 grams of fat per ounce, and products labeled as "low-fat" may not contain more than 3.0 grams of fat per ounce. Fat-free products containing less than 0.3 grams of fat per ounce are required under the NLEA regulations to be labeled as containing 0 grams of fat.

         The Company is complying with the NLEA regulations and closely monitors the fat content of its products through various testing and quality control procedures. The Company does not believe that compliance with the NLEA regulations materially increases the Company's manufacturing costs. There can be no assurance that new laws or regulations will not further reduce the permissible fat content of "fat-free" and "low-fat" products, which could require the Company to alter the taste or composition of its products. Such changes could affect sales of the Company's products and have a material adverse effect on the Company.

         In addition to laws relating to food products, the Company's operations are governed by laws relating to environmental matters, workplace safety and worker health, principally the Occupational Safety and Health Act. The Company believes that it presently complies in all material respects with such laws and regulations.

Employees

         As of December 31, 1996, the Company had 132 full-time employees, including 99 in manufacturing and production, 12 in sales and marketing and 21 in administration and finance. The Company's employees are not represented by any collective bargaining organization and the Company has never experienced a work stoppage. The Company believes that its relations with its employees are good.

Item 2.  Description of Property

         The Company owns a 61,000 square foot facility located on 7.7 acres of land in Goodyear, Arizona, approximately 15 miles west of Phoenix, Arizona, that is in the final stages of construction. In March 1997, the Company began relocating its corporate headquarters and its Arizona distribution and manufacturing operations to the facility. Such relocation is anticipated to be completed by July 1, 1997. The site will enable the Company to expand its facilities in the future to a total building size of 120,000 square feet. The facility is partially financed by a construction loan with National Bank of Arizona. The construction loan matures on June 11, 1997.

         On February 28, 1997, the Company sold its three 12,000 square foot buildings in Goodyear, Arizona, which house the Company's Arizona operations and which will be replaced by the new facility. The net proceeds from the sale of the properties, which approximated $710,000, were used to repay mortgages which encumbered the properties and to repay the $500,000 principal amount of the Poore Promissory Note. The Company is leasing the properties from the purchaser on a month-to-month basis until the Company's relocation to its new facility is completed.

         PB Southeast leases a 16,900 square foot manufacturing facility located in LaVergne, Tennessee, approximately 15 miles south of Nashville, Tennessee. The facility is leased under a lease agreement that expires in November 1998. The Company has an option to renew the lease agreement for an additional five-year period.

         PB Texas' facility is located in Houston, Texas and includes 2,400 square feet of office space, and approximately 13,600 square feet of warehouse space. The PB Texas facility is leased on a month-to-month basis, with 60 days advance notice required for termination by either PB Texas or the lessor.

         The Company believes that its facilities are adequately covered by insurance.

Item 3.  Legal Proceedings

         On June 19, 1996, James Gossett and an associated entity commenced a lawsuit in an Arizona state court against two Directors of the Company, Mark S. Howells and Jeffrey J. Puglisi, and the Company's PB Southeast subsidiary, alleging, inter alia, that Mr. Gossett had an oral agreement with Mr. Howells to receive up to a 49% ownership interest in PB Southeast, that Messrs. Howells and Puglisi breached fiduciary duties and other obligations to Mr. Gossett and that Mr. Gossett is entitled to exchange such alleged stock interest for shares in the Company. Mr. Gossett further alleges that PB Southeast and Messrs. Howells and Puglisi failed to honor the terms of an alleged distribution agreement between PB Foods (allegedly entered into prior to the acquisition of PB Foods by the Company), and Mr. Gossett's associated entity, whereby such entity was allegedly granted exclusive distribution rights to Poore Brothers products in California. The complaint seeks unspecified amounts of damages, fees and costs. In February 1997, plaintiffs filed pleadings indicating they are seeking $3 million in damages; plaintiffs may not be limited by this damage amount at trial. Messrs. Howells and Puglisi and PB Southeast have filed an answer and counterclaim against Mr. Gossett, denying the major provisions of the complaint, alleging various acts of nonperformance and breaches of fiduciary duty on the part of Mr. Gossett and seeking various compensatory and punitive damages. The Company has agreed to indemnify Messrs. Howells and Puglisi in regard to this lawsuit. Management of the Company believes the lawsuit has no merit and that the Company has defenses thereto. However, the ultimate outcome of the proceeding is not presently determinable. There can be no assurance of an outcome that will be favorable to the Company or, if unfavorable, that such outcome will not have a material adverse effect on the Company.

         The Company is plaintiff in various other litigation matters incidental to its business, none of which is deemed material by the Company.


Item 4.  Submission of Matters to a Vote of Security Holders

        None.

                                    PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

        The common stock, $.01 par value, of the Company (the "Common Stock") began trading on the Nasdaq SmallCap Market tier of the Nasdaq Stock Market on December 6, 1996 under the symbol "POOR." The following table sets forth the high and low bid prices of the Common Stock as reported by Nasdaq for the period beginning December 6, 1996 and ending December 31, 1996.

                                                          High            Low
                                                          ----            ---

         December 6, 1996 - December 31, 1996             5 1/8           3 1/4

         On February  28,  1997,  there were  6,986,324  shares of Common  Stock
outstanding.   Those  shares  were  held  of  record  by   approximately   1,300
shareholders.

         The Company has never declared or paid any dividends on the shares of Common Stock. Management intends to retain any future earnings for the operation and expansion of the Company's business and does not anticipate paying any dividends at any time in the foreseeable future.


Item 6. Management's Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations

         Year ended  December 31, 1996  compared to the year ended  December 31,
         1995

         Revenues increased to $17,219,641 for the year ended December 31, 1996 from $6,868,923 for the year ended December 31, 1995. This represents an increase of $10,350,718, or 151%. The 1996 results include the revenue effect of the PB Acquisition on May 31, 1995 for the entire year, as compared to seven months in the 1995 period. On a pro forma basis, assuming the PB Acquisition had occurred on January 1, 1995 (see "Item 7. Financial Statements"), revenues for the 1995 period would have totaled $11,456,320. Therefore, on a pro forma basis, revenues increased by $5,763,321, or 50%, from 1995 to 1996. The increase is due to the expansion of sales of Poore BrothersTM brand products to new markets, increased sales in existing markets and the introduction of Poore BrothersTM brand low-fat potato chips and potato chips sold on a private label basis to grocery chains. For 1996, revenues from the private label business (sales of which began in February 1996) totaled $913,272 and revenues from the sale of the low-fat potato chips (sales of which began in June 1996) totaled $297,895. For 1996 and 1995, sales of products manufactured by the Company accounted for 62% and 54%, respectively, of total sales, and sales of products manufactured by others accounted for 38% and 46%, respectively, of total sales. The increased percentage of sales attributable to products manufactured by the Company is due to increased sales of such products by PB Southeast and increased sales in Arizona and California.

         Gross profit for the year ended December 31, 1996 was $4,128,447, or 24% of revenues, as compared to $1,564,723, or 23% of revenues, for the year ended December 31, 1995. The increase in gross profits is due to the increase in the Company's revenues. Gross profit margin percentage for 1996 did not increase significantly from 1995.

         Selling, general and administrative expenses increased to $3,969,462 in 1996 from $2,198,757 in 1995. The $1,770,705, or 81%, increase is due to operating expenses of the companies acquired in the PB Acquisition, administrative expenses resulting from the creation of staff positions at the Company's headquarters, and increased selling expenses associated with market expansion. If the Company expands its marketing efforts to additional cities, it is expected that the Company will incur additional selling expenses for market entry. As a percentage of revenues, selling, general and administrative expenses were 23% for 1996 and 32% for 1995. This percentage decrease resulted from economies of scale realized from the PB Acquisition, which increased revenues without resulting in a corresponding increase in expenses.

         Depreciation and amortization totaled $460,197 for the year ended December 31, 1996 and $319,493 for the year ended December 31, 1995. The increase of $140,704, or 44%, is due to the increase in depreciable assets resulting from the PB Acquisition and the related goodwill and organizational costs. Moreover, the 1996 period included twelve months of depreciation and amortization expense, while the 1995 period included only seven months.

         Net interest expense increased to $390,466 for the year ended December 31, 1996 from $241,383 for the year ended December 31, 1995. This increase was due to indebtedness incurred by the Company in connection with the PB Acquisition on May 31, 1995. Such indebtedness is included for twelve months in the 1996 period as compared to seven months in the 1995 period. The indebtedness included assumed mortgages relating to the Company's Arizona facilities that were sold on February 28, 1997, working capital lines, and indebtedness incurred to finance the PB Acquisition.

         The Company's net losses for the years ended December 31, 1996 and December 31, 1995 were $691,678 and $1,194,910, respectively. On a pro forma basis, assuming the PB Acquisition occurred on January 1, 1995, the net loss for the year ended December 31, 1995 was $1,664,045. The decreased net loss is attributable primarily to the revenue impact of market expansion.

Liquidity and Capital Resources

         Net working capital was $4,185,602 at December 31, 1996, with a current ratio of 2.2:1. At December 31, 1995, the Company's net working capital was $363,303, with a current ratio of 1.2:1. The increase in working capital is primarily attributable to net proceeds from sales of Common Stock of $6,186,564, reduced by the Company's cash operating loss of $568,047 for the year and equipment acquisitions of $675,620.

         The Company is in the final stages of construction of a 61,000 square foot facility in Goodyear, Arizona. The construction was financed by a construction loan from the National Bank of Arizona in the amount of $2,400,000. The loan is secured by a first deed of trust on the land and the building. The loan bears interest at the prime rate plus 2% (10.25% at December 31, 1996), with the entire principal amount due on June 11, 1997. At December 31, 1996, a total of $1,248,117, had been advanced under the construction loan. Prior to December 27, 1996, the construction loan was also secured by United States treasury bills in an aggregate principal amount of $1,400,000 and with an assumed collateral value of $1,250,000 (the "Treasury Bills"), which were provided by Westminster Capital, Inc. ("Westminster"). On December 27, 1996, the Company replaced the Treasury Bills as collateral with a $1,250,000 certificate of deposit and thereafter applied the certificate of deposit against the loan balance, reducing the total amount of the construction loan from $2,400,000 to $1,150,000. While at the present time the Company has no commitment to refinance the construction loan, the Company desires to obtain permanent mortgage financing to repay the loan.

         On July 26, 1996, the Company entered into a $1,000,000 Receivable Financing Agreement, to provide working capital, with First Community Financial Corporation (the "Credit Agreement") pursuant to which it initially borrowed $675,000, a portion of which was used to retire the Company's previous working capital line. The Credit Agreement, as amended, expires on November 30, 1997 and bears interest at the prime rate plus 3.50%, with minimum monthly interest payments of $2,500. The Company may borrow up to an amount equal to 75% of eligible receivables, representing accounts receivable outstanding less than 60 days, subject to concentration limits. At December 31, 1996, the Company had borrowed $351,270 under the facility. The Credit Agreement contains various covenants that impose restrictions on certain activities by the Company including, without limitation, incurrence of additional indebtedness and liens, disposition of assets, changes in management, and mergers or consolidations.

         On May 31, 1995, the Company issued $2,700,000 of its 9% Convertible Debentures with principal installments beginning in July 1998 and maturing July 1, 2002 in connection with the PB Acquisition. As of December 31, 1996, $2,299,591 principal amount of the 9% Convertible Debentures remained outstanding, and the Company was not in compliance with a required interest coverage ratio of 1:1 that the Company is required to maintain while the 9% Convertible Debentures are outstanding. As a result of the Company's default under this requirement, the holders of the 9% Convertible Debentures have the right, upon written notice and after a thirty-day period during which such default may be cured, to demand immediate payment of the then unpaid principal amount of, and accrued but unpaid interest on, the Debentures. However, the holders of the 9% Convertible Debentures have granted the Company a waiver effective through September 30, 1997. After that time, the Company will be required to be in compliance with the following financial ratios, so long as the 9% Convertible Debentures remain outstanding: working capital of at least $1,000,000; minimum shareholders' equity (net worth) that will be calculated based upon the earnings of the Company and the consideration received by the Company from issuances of securities by the Company; an interest coverage ratio of at least 1.5:1; and a current ratio at the end of any fiscal quarter of at least 1.1:1. Management believes that the fulfillment of the Company's plans and objectives will enable the Company to attain a sufficient level of profitability to be in compliance with the financial ratios; however, there can be no assurance that the Company will attain any such profitability, be in compliance with the financial ratios upon the expiration of the waivers or be able to obtain an extension or renewal of the waivers. Any acceleration under the 9% Convertible Debentures prior to their maturity on July 1, 2002 could have a material adverse effect upon the Company. The 9% Convertible Debentures, and a loan agreement entered into by and among the Company and the holders of the 9% Convertible Debentures in connection with the issuance of the 9% Convertible Debentures, contain various covenants that impose restrictions on certain activities by the Company including the incurrence of additional encumbrances on assets, investments by the Company, the amendment of material agreements, sales of assets other than in the ordinary course of business, and mergers, consolidations or sales of substantially all of the Company's assets.

         The Company has entered into a variety of finance and operating leases for the acquisition of equipment and vehicles. The leases generally have five-year terms, and in the case of finance leases, contain an option to purchase the equipment at lease-end for $1. In 1996, the Company entered into leases with a fair market value of $186,220.

         As  of  December  31,  1996,   the  Company  has  net  operating   loss
carry-forwards for federal income tax purposes aggregating $1,500,000 which begin to expire in 2010.

         As a result of the expansion of the Company's operations, the Company may incur additional operating losses in the future. Expenditures relating to market and territory expansion, new product development and equipment relocation may adversely affect selling, general and administrative expenses and consequently operating and net income. These types of expenditures are expensed for accounting purposes as incurred, while revenue generated from the result of such expansion may benefit future periods.

         Management believes that existing working capital, together with available borrowings under the Credit Agreement and anticipated cash flow from operations, will be sufficient to finance the operations of the Company for at least the next twelve months. This belief is based upon current operating plans and certain assumptions, including those relating to the Company's future revenue levels and expenditures, industry and general economic conditions and other conditions. If any of these factors change, the Company may require future debt or equity financing to meet its business requirements. There can be no assurance that such financing will be available or, if available, on terms attractive to the Company.

Inflation

         While inflation has not had a significant effect on operations in the last year, management recognizes that inflationary pressures may have an adverse effect on the Company as a result of higher asset replacement costs and related depreciation and higher material costs. Additionally, the Company may be subject to seasonal price increases for raw materials. The Company attempts to minimize the fluctuation in seasonal costs by entering into purchase commitments in advance, which have the effect of smoothing out price volatility. The Company will attempt to minimize overall price inflation, if any, through increased sales prices and productivity improvements.

Item 7.  Financial Statements

Reports                                                                                   Page
                                                                                          ----

        Report of independent accountants with respect to financial statements .........   25


Financial Statements

        Consolidated balance sheets as of December 31, 1996 and December 31, 1995  .....   26
        Consolidated statements of operations for the years ended December 31, 1996
        and 1995  ......................................................................   27
        Consolidated statements of shareholders' equity (deficit) for the years ended
        December 31, 1996 and 1995  ....................................................   28
        Consolidated statements of cash flows for the years ended December 31, 1996
        and 1995  ......................................................................   29
        Notes to financial statements ..................................................   30


Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

                None.

                                    PART III

Item 9.  Directors and Executive Officers of the Company

         The executive officers and Directors of the Company, and their ages, are as follows:

     Name                Age       Position
     ----                ---       --------

Eric J. Kufel            30        President, Chief Executive Officer, Director

Jeffrey H. Strasberg     39        Vice President, Chief Financial Officer,
                                   Treasurer, Secretary

Scott D. Fullmer         33        Vice President - Sales and Marketing

Glen E. Flook            38        Vice President -  Manufacturing

James M. Poore           49        Vice President

Wendell T. Jones         56        Director of Sales - Arizona and California

Mark S. Howells          43        Chairman, Director

Jeffrey J. Puglisi       38        Director

David J. Brennan         49        Director

Parris H. Holmes, Jr.    52        Director

Robert C. Pearson        61        Director

         Eric J. Kufel. Mr. Kufel has served as President, Chief Executive Officer and a Director of the Company since February 1997. From November 1995 to January 1997, Mr. Kufel was Senior Brand Manager at The Dial Corporation and was responsible for the operating results of Purex Laundry Detergent. From June 1994 to November 1995, Mr. Kufel was Senior Brand Manager for The Coca-Cola Company where he was responsible for the marketing and development of Minute Maid products. From January 1993 to November 1995, Mr. Kufel was employed by The Kellogg Company in various capacities including being responsible for introducing the Healthy Choice line of cereal and executing the marketing plan for Kellogg's Frosted Flakes cereal. Mr. Kufel earned a Masters of International Management from the American Graduate School of International Management in December 1992.

         Jeffrey H. Strasberg. Mr. Strasberg has served as Vice President, Chief Financial Officer, Treasurer and Secretary of the Company since July 1995. From January 1993 to January 1995, he was Vice President - Finance for Pacific Atlantic Systems Leasing, Inc., a seller and lessor of computer systems. From 1984 to 1993, Mr. Strasberg served in various officer capacities with subsidiaries of PacifiCorp, an electric utility with headquarters in Portland, Oregon, including Assistant Controller with NERCO, Inc., a mining company. Prior to 1984, Mr. Strasberg was an audit manager with Price Waterhouse. Mr. Strasberg is a certified public accountant.

         Scott D. Fullmer. Mr. Fullmer has served as Vice President - Sales and Marketing of the Company since February 1997. From September 1993 to February 1997, Mr. Fullmer served in various capacities with The Dial Corporation including Senior Brand Manager where he was responsible for managing the sales and advertising for Dial Soap. From February 1992 to September 1993, Mr. Fullmer was Senior Product Manager for Sara Lee Corp. From April 1989 to February 1992, Mr. Fullmer served in various capacities with Borden, Inc. including Product Manager, Snack Foods, where he was responsible for managing the merchandising of selected snack food products including potato chips. From May 1986 to April 1989, Mr. Fullmer was in sales management at Frito Lay, Inc.

         Glen E. Flook. Mr. Flook has served as Vice President - Manufacturing since March 1997. From January 1994 to February 1997, Mr. Flook was employed by The Dial Corporation as a Plant Manager for a manufacturing operation that generated $40 million in annual revenues. From January 1983 to January 1994, Mr. Flook served in various capacities with Frito-Lay, Inc., including Plant Manager and Production Manager.

         James M. Poore. Mr. Poore has served as a Vice President of the Company since June 1995. Mr. Poore co-founded PB Foods in 1986 and served as its Vice President, Secretary, Treasurer and Director until the PB Acquisition in May 1995. In addition, Mr. Poore served as the Secretary and a Director of PB Distributing from January 1990 to May 1995, and as Chairman of the Board and a Director of PB Texas from May 1991 to May 1995. In 1983, he co-founded Groff's of Texas, Inc., a potato chip manufacturer in Brookshire, Texas, and served as its President until January 1986.

         Wendell T. Jones. Since February 1997, Mr. Jones has been the Director of Sales-Arizona and California. Previously, Mr. Jones was National Sales Manager of the Company from January 1996 to February 1997. From 1969 to 1996, Mr. Jones served in various capacities at Frito-Lay, Inc., including Director of Sales, Operations Manager and Manager - Trade Development.

         Mark S. Howells. Mr. Howells has served as Chairman of the Company since March 1995. For the period from March 1995 to August 1995, Mr. Howells also served as President and Chief Executive Officer of the Company. He has served as the Chairman of PB Southeast since its inception in May 1993 and served as its President and Chief Executive Officer from May 1993 to August 1994. Since 1988, Mr. Howells has devoted a majority of his time to serving as the President and Chairman of Arizona Securities Group, Inc., a registered securities broker-dealer.

         Jeffrey J. Puglisi. Mr. Puglisi has served as a Director of the Company since March 1995. From March 1996 to August 1996, Mr. Puglisi also served as Vice Chairman of the Company. For the period from August 1995 to March 1996, Mr. Puglisi served as Chief Executive Officer of the Company. For the period from March 1995 to August 1995, Mr. Puglisi served as Executive Vice President, Chief Operating Officer, Secretary and Treasurer of the Company. He also served as President, Chief Executive Officer and a Director of PB Southeast from August 1994 to August 1995. Since 1988, Mr. Puglisi has also served as the Senior Vice President of Arizona Securities Group, Inc.

         David J. Brennan. Mr. Brennan has served as a Director of the Company since March 1996. From March 1996 to February 1997, Mr. Brennan also served as the Company's President and Chief Executive Officer. From 1990 to 1995, Mr. Brennan provided consulting services to several companies involved in the Mexican food industry including Signature Brands (which owns Food Products Corporation, Inc.). From 1967 to 1990, Mr. Brennan served in various capacities with Food Products Corporation, Inc., a company that manufactured and distributed tortilla and salty snack foods, eventually becoming President and majority owner. He also helped to establish the Tortilla Industry Association and was a member of its Board of Directors from 1989 to 1992.

         Parris H. Holmes, Jr. Mr. Holmes has served as a Director of the Company since March 1995. Since August 1, 1996, Mr. Holmes has served as Chairman of the Board and Chief Executive Officer of Billing Information Concepts Corp., a third-party provider of billing clearing house and information services to the telecommunications industry. Prior to August 1996, Mr. Holmes served as Chief Executive Officer of U. S. Long Distance Corp. ("USLD"). In addition, Mr. Holmes has served as Chairman of the Board of USLD since September 1986. Mr. Holmes is also a director of Medical Polymers Technologies, Inc., a biomedical firm specializing in development of polymer based technologies, and a member of the Board of Directors of Tanisys Technology, Inc., a developer and marketer of computer peripheral equipment.

         Mr. Holmes has advised the Company that the staff of the Commission has determined to terminate an investigation of certain transactions in the securities of USLD, a company with publicly traded securities of which Mr. Holmes is a director. The investigation had concerned whether certain persons had purchased securities while in possession of material non-public information or disclosed this information to others. Mr. Holmes has also advised the Company that on December 18, 1996, the Commission filed a civil injunctive action in federal court alleging that Mr. Holmes failed to file timely twelve reports regarding certain transactions made in 1991 and 1992 in the stock of USLD, as required by Section 16(a) of the Securities Exchange Act of 1934, as amended. Mr. Holmes settled this action on December 18, 1996, without admitting or denying the allegations of the complaint, by consenting to the entry of an injunction barring future violations with respect to these requirements and paying a civil penalty of $50,000.

         Robert C. Pearson. Mr. Pearson has served as a Director of the Company since March 1996. Since 1994, Mr. Pearson has been an independent financial and management consultant specializing in investments with emerging growth companies. He has performed services for Renaissance Capital Partners ("RCP") in connection with the Company and other RCP investments. RCP is the operating manager of Renaissance (as defined below), the owner of a 9% Convertible Debenture. From 1990 to 1994, Mr. Pearson served as Executive Vice President and Chief Financial Officer of Thomas Group, Inc., a publicly traded consulting firm. Prior to 1990, Mr. Pearson was Vice President - Finance of Texas Instruments, Incorporated.

         Pursuant to the Debenture Loan Agreement, so long as the 9% Convertible Debentures have not been fully converted into shares of Common Stock or redeemed or paid by the Company, Renaissance Capital Growth & Income Fund III, Inc. ("Renaissance"), a holder of a portion of the 9% Convertible Debentures, shall be entitled to designate a nominee to the Company's Board of Directors subject to election by the Company's stockholders. Mr. Pearson was designated as a nominee to the Board of Directors by Renaissance.


Items 9 - 12.  Documents Incorporated by Reference

         Information with respect to a portion of Item 9 and Items 10, 11, and 12 of Form 10-KSB is hereby incorporated by reference into this Part III of the Annual Report on Form 10-KSB from the Company's Proxy Statement relating to the Company's 1997 Annual Meeting of Stockholders to be filed by the Company with the Securities and Exchange Commission on or before April 25, 1997.

Item 13.  Exhibits and Reports on Form 8-K

         The following documents are filed as part of this Annual Report on Form 10-KSB:

         (a) Financial Statements.

         (b) The following exhibits as required by Item 601 of Regulation S-B:

Exhibit
Number                           Description
------                           -----------

3.1 -- Certificate of Incorporation of the Company filed with the Secretary of State of the State of Delaware on February 23, 1995. (1)

3.2 -- Certificate of Amendment to the Certificate of Incorporation of the Company filed with the Secretary of State of the State of Delaware on March 3, 1995. (1)

3.3 --   By-Laws of the Company. (1)

4.1 --   Specimen Certificate for shares of Common Stock. (2)

4.2 -- Form of Underwriter's Warrant issued by the Company to Paradise Valley Securities, Inc. on December 11, 1996. (3)

4.3 -- Convertible Debenture Loan Agreement dated May 31, 1995 (the "Debenture Loan Agreement") by and among the Company, PB Arizona, PB Distributing, PB Texas, PB Southeast, Renaissance and Wells Fargo Equity Capital, Inc. ("Wells Fargo.")(2)

4.4 -- 9.00% Convertible Debenture dated May 31, 1995, in the principal amount of $2,100,000, issued by the Company to Renaissance. (1)

4.5 -- 9.00% Convertible Debenture dated May 31, 1995, in the principal amount of $600,000, issued by the Company to Wells Fargo. (1)

10.1 -- Employment Agreement dated March 11, 1996, by and between the Company and David J. Brennan. (1)

10.2 -- Employment Agreement dated July 21, 1995, by and between the Company and Jeffrey H. Strasberg, as amended. (1)

10.3 -- Employment Agreement dated May 31, 1995, by and between PB Arizona and James M. Poore. (1)

10.4 -- Employment Agreement dated May 20, 1996, by and between the Company and Wendell T. Jones. (1)

10.5 -- Amendment dated January 28, 1997 amending Employment Agreement by and between the Company and Wendell T. Jones. (5)

10.6 -- Non-Qualified Stock Option Agreement dated August 1, 1995, by and between the Company and Mark S. Howells. (1)

10.7 -- Non-Qualified Stock Option Agreement dated August 1, 1995, by and between the Company and Mark S. Howells. (1)

10.8 -- Non-Qualified Stock Option Agreement dated August 31, 1995, by and between the Company and Mark S. Howells. (1)

10.9 -- Non-Qualified Stock Option Agreement dated February 29, 1996, by and between the Company and Mark S. Howells. (1)

10.10 -- Non-Qualified Stock Option Agreement dated August 1, 1995, by and between the Company and Jeffrey J. Puglisi. (1)

10.11 -- Non-Qualified Stock Option Agreement dated August 1, 1995, by and between the Company and Jeffrey J. Puglisi. (1)

10.12 -- Non-Qualified Stock Option Agreement dated August 31, 1995, by and between the Company and Jeffrey J. Puglisi. (1)

10.13 -- Non-Qualified Stock Option Agreement dated February 29, 1996, by and between the Company and Jeffrey J. Puglisi. (1)

10.14 -- Non-Qualified Stock Option Agreement dated August 1, 1995, by and between the Company and Parris H. Holmes, Jr. (1)

10.15 -- Accounts Receivable Security Agreement dated July 26, 1996, by and between PB Arizona and First Community Financial Corporation ("First Community.")(1)

10.16 -- Guaranty and Subordination dated July 26, 1996, issued by PB Arizona to First Community.(1)

10.17 -- Multiple Advance Promissory Note dated July 26, 1996, issued by PB Arizona to First Community. (1)

10.18 -- Accounts Receivable Security Agreement dated July 26, 1996, by and between PB Distributing and First Community, with exhibits. (1)

10-19 -- Guaranty and Subordination  Agreement dated July 26, 1996, issued by PB
         Distributing to First Community. (1)

10.20 -- Multiple Advance Promissory Note dated July 26, 1996, issued by PB Distributing to First Community. (1)

10.21 -- Security Agreement dated July 26, 1996, by and between PB Southeast and First Community. (1)

10.22 -- Security Agreement dated July 26, 1996, by and between PB Texas and First Community. (1)

10.23 -- Form  of  Security  Agreements  dated  May  31,  1995,  by   and  among
         Renaissance, Wells Fargo and each of the Company, PB Arizona, PB Southeast, PB Texas and PB Distributing. (1)

10.24 -- Commercial Lease dated November 30, 1995, by and between the Company and Arizona Limited Partnership #1. (1)

10.25 -- Lease Agreement dated July 23, 1993, by and among PB Southeast and Jerome Rosenblum, Fred Yazdian and Sol Rosenblum. (1)

10.26 -- Commercial Lease dated July 22, 1993, by and between PB Texas and North Shepherd Business Center Associates, as amended. (1)

10.27 -- Security Agreement dated October 14, 1993, by and among PB Southeast, Department of Economic and Community Development of the State of Tennessee and Rutherford County, Tennessee. (1)

10.28 -- Master Equipment Lease Agreement dated September 22, 1995, by and between Banc One Arizona Leasing Corporation and PB Arizona ("Banc One Lease Agreement"), with equipment schedules. (1)

10.29 -- Corporate Guaranty dated September 25, 1995, issued by PB Distributing to Banc One Arizona Leasing Corporation in connection with the Banc One Lease Agreement. (1)

10.30 -- Equipment Lease Agreement dated December 12, 1995, by and between PB Arizona and FINOVA Capital Corporation. (1)

10.31 -- Guaranty dated December 12, 1995, issued by the Company to FINOVA Capital Corporation. (1)

10.32 -- Master Lease Agreement (the "LCA Lease Agreement") dated February 1, 1996, by and between PB Arizona and LCA Capital Corp. (also known as LCA, a Division of Associates Commercial Corporation) ("LCA"). (1)

10.33 -- Purchase Agreement dated February 1, 1996, by and between PB Arizona and LCA in connection with the LCA Lease Agreement. (1)

10.34 -- Corporate Guaranty dated as of February 1, 1996, issued by the Company to LCA in connection with LCA Lease Agreement. (1)

10.35 -- Loan Agreement dated September 11, 1996, by and between the Company and National Bank of Arizona ("NBA"). (1)

10.36 -- Promissory Note dated September 11, 1996, in the principal amount of $2,400,000, issued by the Company to NBA. (1)

10.37 -- Deed of Trust, Security Agreement and Financing Statement dated September 11, 1996, by and between the Company and NBA. (1)

10.38 -- Assignment Of Permits, Licenses, Approvals, Deposits, Contracts and Documents dated September 11, 1996, by and between the Company and NBA.
         (1)

10.39 -- Specific Assignment of Development Agreement dated September 11, 1996, by and between the Company and NBA. (1)

10.40 -- Development Agreement dated May 14, 1996, by and between the Company and the City of Goodyear, Arizona. (1)

10.41 -- Agreement dated August 29, 1996, by and between the Company and Westminster, as amended. (1)

10.42 -- Secured Promissory Note dated September 11, 1996, in the principal amount of $1,250,000, issued by the Company to Westminster. (1)

10.43 -- Unsecured Environmental Indemnity Agreement dated September 11, 1996, by the Company in favor of Westminster. (1)

10.44 -- Commercial Pledge and Security Agreement dated September 11, 1996, by and among the Company, NBA and Westminster. (1)

10.45 -- Subordinated Deed of Trust, Security Agreement, Assignment of Leases and Rents and Fixture Filing dated September 11, 1996, by and among the Company, First American Title Insurance Company and Westminster. (1)

10.46 -- Standard Form of Agreement between Owner and Contractor dated August 8, 1996, between the Company and Newcon, Inc. (1)

10.47 -- Agreement  for the  Purchase  and  Sale of  Assets  and  Assumption  of
         Liabilities dated November 11, 1994, by and between PB Arizona, PB Foods, James Poore, Donald Poore and Amelia Poore. (1)

10.48 -- Assignment Letter dated March 8, 1995, by and between PB Southeast and PB Foods. (1)

10.49 -- Form  of  Independent   Distributor   Agreement  by   and  between   PB
         Distributing and independent distributors. (1)

10.50 -- Agreement for the Exclusive Right to Purchase, Package, Distribute and Sell "Low Fat" Snack Foods dated September 11, 1996, by and between the Company and Great Snaxx. (Certain portions of this document are omitted pursuant to a confidential treatment request which was granted by the Commission.) (2)

10.51 -- Amendment No. 1 dated October 14, 1996, to Warrant dated September 11, 1996, issued by the Company to Westminster. (2)

10.52 -- Poore Brothers, Inc. 1995 Stock Option Plan, as amended. (2)

10.53 -- Waiver Letter dated August 1, 1996, from Renaissance, in connection with the Debenture Loan Agreement. (2)

10.54 -- Waiver Letter dated August 27, 1996, from Wells Fargo, in connection with the Debenture Loan Agreement. (2)

10.55 -- Letter Agreement dated November 5, 1996, amending the Non-Qualified Stock Option Agreement dated February 29, 1996, by and between the Company and Mark S. Howells. (2)

10.56 -- Letter Agreement dated November 5, 1996, amending the Non-Qualified Stock Option Agreement dated February 29, 1996, by and between the Company and Jeffrey J. Puglisi. (2)

10.57 -- Non-Qualified Stock Option Agreement dated as of October 22, 1996, by and between the Company and Mark S. Howells. (2)

10.58 -- Letter Agreement dated as of November 5, 1996, by and between the Company and Jeffrey J. Puglisi. (2)

10.59 -- Letter Agreement dated as of November 5, 1996, by and between the Company and David J. Brennan. (2)

10.60 -- Stock Option Agreement dated October 22, 1996, by and between the Company and David J. Brennan. (3)

10.61 -- Amendment to Accounts Receivable Security   Agreement dated November 1,
         1996, by and between PB Arizona and First Community. (2)

10.62 -- Amendment to Accounts Receivable Security Agreement dated November 1, 1996, by and between PB Distributing and First Community. (2)

10.63 -- Letter Agreement dated December 4, 1996, by and between the Company and Jeffrey J. Puglisi, relating to stock options. (3)

10.64 -- Letter Agreement dated December 4, 1996, by and between the Company and Mark S. Howells, relating to stock options. (3)

10.65 -- Letter Agreement dated December 4. 1996, by and between the Company and Parris H. Holmes, Jr., relating to stock options. (3)

10.66 -- Letter Agreement dated December 4, 1996, by and between the Company and David J. Brennan, relating to stock options. (3)

10.67 -- Letter Agreement dated December 4, 1996, by and between the Company and Jeffrey H. Strasberg, relating to stock options. (3)

10.68 -- Letter Agreement dated November 1, 1996, by and among the Company, Mark
         S. Howells, Jeffrey J. Puglisi, David J. Brennan and Parris H. Holmes, Jr. (2)

10.69 -- Form of Underwriting Agreement entered into on December 6, 1996, by and between the Company, Paradise Valley Securities, Inc., Renaissance and Wells Fargo. (4)

10.70 -- Employment Agreement dated January 24, 1997, by and between the Company and Eric J. Kufel. (5)

10.71 -- First Amendment to Employment Agreement dated February 2, 1997, amending Employment Agreement by and between the Company and David J. Brennan. (5)

10.72 -- Employment Agreement dated February 4, 1997, by and between the Company and Scott D. Fullmer. (5)

10.73 -- Employment Agreement dated February 14, 1997, by and between the Company and Glen E. Flook. (5)

10.74 -- Second Loan modification agreement dated January 10, 1997, by and between the Company and NBA. (5)

10.75 -- Amendment to Accounts Receivable Security Agreement dated December 30, 1996, by and between PB Distributing and First Community. (5)

10.76 -- Amendment to Accounts Receivable Security Agreement dated December 30, 1996, by and between PB Arizona and First Community. (5)

10.77 -- Promissory Note Modification Agreement dated December 30, 1996, by and between PB Distributing and First Community. (5)

10.78 -- Promissory Note Modification Agreement dated December 30, 1996, by and between PB Arizona and First Community. (5)

10.79 -- Commercial Real Estate Purchase Contract and Receipt for Deposit dated January 22, 1997, by and between the Company and D.F. Properties, Inc.
         (5)

10.80 -- Warrant dated September 11, 1996, issued by the Company to Westminster.
         (1)

11.1 --  Statement regarding computation of per share earnings. (5)


21.1 -- List of Subsidiaries of the Company. (1)

27.1 -- Financial Data Schedule. (5)

  (1) Incorporated by reference to the Company's Registration Statement on Form SB-2 filed with the Commission on September 20, 1996 (Registration No. 333-5594-LA).

  (2)   Incorporated  by   reference  to  Amendment   No. 1  to  the   Company's
        Registration Statement on Form SB-2 filed with the Commission on November 8, 1996 (Registration No. 333-5594-LA).

  (3)   Incorporated   by  reference  to  Amendment   No.  3  to  the  Company's
        Registration Statement on Form SB-2 filed with the Commission on December 5, 1996 (Registration No. 333-5594-LA).

  (4)   Incorporated   by  reference  to  Amendment   No.  4  to  the  Company's
        Registration Statement on Form SB-2 filed with the Commission on December 6, 1996 (Registration No. 333-5594-LA).

  (5)   Filed herewith.


        (c)   Exhibits on Form 8-K.

                None.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 31, 1997                  POORE BROTHERS, INC.

                                        By: /s/ Eric J. Kufel
                                          ----------------------------
                                          Eric J. Kufel
                                          President and Chief Executive Officer

        Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, in the capacities and on the dates indicated.

     Signature                               Title                    Date

/s/ Eric J. Kufel              President, Chief Executive         March 31, 1997
--------------------------        Officer and Director
Eric J. Kufel                 (Principal Executive Officer)


/s/ Jeffrey H. Strasberg      Vice President, Chief Financial     March 31, 1997
-------------------------     Officer, Treasurer and Secretary
Jeffrey H. Strasberg          (Principal Financial Officer and
                                Principal Accounting Officer)



/s/ Mark S. Howells          Chairman of the Board of Directors   March 31, 1997
--------------------------
Mark S. Howells



/s/ Jeffrey J. Puglisi                   Director                 March 31, 1997
--------------------------
Jeffrey J. Puglisi



/s/ David J. Brennan                     Director                 March 31, 1997
--------------------------
David J. Brennan



/s/ Parris H. Holmes, Jr.                Director                 March 31, 1997
--------------------------
Parris H. Holmes, Jr.



/s/ Robert C. Pearson                    Director                 March 31, 1997
--------------------------
Robert C. Pearson

                       Report of Independent Accountants


To the Shareholders and Board of Directors
Poore Brothers, Inc.

We have audited the accompanying consolidated balance sheets of Poore Brothers, Inc. and Subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, shareholders' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Poore Brothers, Inc. and Subsidiaries as of December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.


/s/ COOPERS & LYBRAND L.L.P.

COOPERS & LYBRAND L.L.P.


Phoenix, Arizona
March 4, 1997

                     POORE BROTHERS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                              December 31,
                                                                              ------------
                                                                         1996            1995
                                                                         ----            ----

                                     ASSETS
     Current assets:
       Cash and cash equivalents ................................   $  3,603,850    $    200,603
       Restricted certificate of deposit ........................      1,250,000
       Accounts receivable, net of allowance of $121,000 in 1996
         and $86,000 in 1995 ....................................      1,912,064       1,198,215
       Inventories ..............................................        863,309         681,791
       Other current assets .....................................        193,581           2,383
                                                                    ------------    ------------
          Total current assets ..................................      7,822,804       2,082,992

     Property and equipment, net ................................      4,032,343       1,593,479
     Goodwill, net ..............................................      2,295,617       2,415,385
     Organizational costs, net ..................................        174,614         226,048
     Other assets ...............................................         15,067          31,881
                                                                    ------------    ------------
          Total assets ..........................................   $ 14,340,445    $  6,349,785
                                                                    ============    ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
     Current liabilities:
       Accounts  payable ........................................   $  1,318,952    $    633,281
       Accrued and other current liabilities ....................        500,192         450,397
       Current portion of long-term debt ........................      1,818,058         636,011
                                                                    ------------    ------------
          Total current liabilities .............................      3,637,202       1,719,689

     Long-term debt, less current portion .......................      3,355,651       3,793,420
     Other liabilities ..........................................          6,000          20,379
                                                                    ------------    ------------
          Total liabilities .....................................      6,998,853       5,533,488
                                                                    ------------    ------------

     Shareholders' equity
       Common stock, $.01 par value;  15,000,000 shares authorized, shares issued and outstanding 6,648,824 (1996),
        3,598,924 (1995) ........................................         66,488          35,989
       Additional paid-in capital ...............................      9,702,940       2,516,466
       Accumulated deficit ......................................     (2,427,836)     (1,736,158)
                                                                    ------------    ------------
          Total shareholders' equity ............................      7,341,592         816,297
                                                                    ------------    ------------

          Total liabilities and shareholders' equity ............   $ 14,340,445    $  6,349,785
                                                                    ============    ============

   The accompanying notes are an integral part of these financial statements.

                     POORE BROTHERS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                          Years ended December 31,
                                                          ------------------------
                                                           1996            1995
                                                           ----            ----
Revenues ............................................   $ 17,219,641    $  6,868,923

Cost of sales .......................................     13,091,194       5,304,200
                                                        ------------    ------------

   Gross profit .....................................      4,128,447       1,564,723

Selling, general and administrative expenses ........      3,969,462       2,198,757

Depreciation and amortization .......................        460,197         319,493
                                                        ------------    ------------

   Operating loss ...................................       (301,212)       (953,527)
                                                        ------------    ------------
Interest income .....................................         13,211

Interest expense ....................................       (403,677)       (241,383)
                                                        ------------    ------------
   Total ............................................       (390,466)       (241,383)
                                                        ------------    ------------

Net loss ............................................  $    (691,678)   $ (1,194,910)
                                                        ============    ============

Loss per common share and common share
   equivalent ......... .............................  $       (0.15)   $      (0.35)
                                                        ============    ============

Loss per common share-assuming full dilution                  *               *

Weighted average common and common
        equivalent shares outstanding ............ ..      4,493,307       3,448,601
                                                        ============    ============
*Anti-dilutive.

   The accompanying notes are an integral part of these financial statements.

                     POORE BROTHERS, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)

                                                    Common Stock
                                              ------------------------       Paid-in      Accumulated
                                                Shares        Amount         Capital        Deficit         Total
                                                ------        ------         -------        -------         -----

Balance, December 31, 1994 ..............     1,107,322    $    11,073    $   363,854    $  (541,248)   $  (166,321)
   Conversion of notes payable to related
     parties to common stock ............       161,668          1,617        141,011                       142,628
   Issuance of common stock in
     connection with acquisition ........       300,200          3,002        321,570                       324,572
   Sale of common stock .................     2,029,734         20,297      1,690,031                     1,710,328
   Net loss .............................                                                 (1,194,910)    (1,194,910)
                                             ----------    -----------    -----------    -----------    -----------
Balance, December 31, 1995 ..............     3,598,924         35,989      2,516,466     (1,736,158)       816,297
   Purchases of common stock ............       (50,100)          (501)       (56,209)                      (56,710)
   Conversion of convertible debentures .       367,348          3,674        396,735                       400,409
   Sales of common stock ................     2,732,652         27,326      6,215,948                     6,243,274
   Issuance of financing warrant ........                                     630,000                       630,000
   Net loss .............................                                                   (691,678)      (691,678)
                                             ----------    -----------    -----------    -----------    -----------
Balance, December 31, 1996 ..............     6,648,824    $    66,488    $ 9,702,940    $(2,427,836)   $ 7,341,592
                                             ==========    ===========    ===========    ===========    ===========

   The accompanying notes are an integral part of these financial statements.
                                       28

                     POORE BROTHERS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                    Years ended December 31,
                                                                    ------------------------
                                                                       1996          1995
                                                                       ----          ----
Cash flows from operating activities:
  Net loss ....................................................   $  (691,678)   $(1,194,910)
  Adjustments to reconcile net loss to net cash used
  in operating activities:
     Depreciation and amortization ............................       460,197        319,493
     Bad debt expense .........................................        60,230         50,861
     Change in operating assets and liabilities,
     net of effects of acquisition:
          Accounts receivable .................................      (767,179)       197,089
          Inventories .........................................      (181,518)      (159,286)
          Other assets and liabilities ........................      (172,786)           585
          Accounts payable and accrued liabilities ............       724,687         45,906
                                                                  -----------    -----------
Net cash provided by (used in) operating activities ...........      (568,047)      (740,262)
                                                                  -----------    -----------
Cash flows from investing activities:
     Payment for acquisition, net of cash acquired ............                   (3,145,269)
     Purchase of equipment ....................................      (675,620)       (68,421)
                                                                  -----------    -----------
Net cash used in investment activities ........................      (675,620)    (3,213,690)
                                                                  -----------    -----------
Cash flows from financing activities:
     Proceeds from issuance and purchase of common
     stock, net ...............................................     7,579,072      1,854,328
     Stock issuance costs .....................................    (1,392,508)      (144,000)
     Proceeds from issuance of debt ...........................                    2,700,000
     Debt issuance costs ......................................                     (257,170)
     Investment in restricted certificate of deposit ..........    (1,250,000)
     Payments made on long-term debt ..........................      (267,920)       (51,603)
     Net increase (decrease) in working capital line ..........       (21,730)        53,000
                                                                  -----------    -----------
Net cash provided by financing activities .....................     4,646,914      4,154,555
                                                                  -----------    -----------
Net increase in cash and cash equivalents .....................     3,403,247        200,603
Cash and cash equivalents at beginning of period ..............       200,603
                                                                  -----------    -----------
Cash and cash equivalents at end of period ....................   $ 3,603,850    $   200,603
                                                                  ===========    ===========

Supplemental disclosures of cash flow information:
  Summary of noncash investing and financing activities:
     Conversion of debt to common stock .......................   $   400,409    $   142,628
     Construction loan for new facility .......................     1,248,117
     Warrants issued ..........................................       630,000
     Capital lease obligation incurred - equipment acquisition.       186,220        195,317
     Long-term debt issued in connection with acquisition .....                      500,000
     Stock issued in connection with acquisition ..............                      324,572
  In conjunction with the acquisition (see Note 2), the Company purchased and assumed the following amounts:
     Fair value of assets acquired ............................                    5,612,882
     Purchase price ...........................................                   (4,052,631)
     Liabilities assumed ......................................                    1,560,251
  Cash paid during the year for interest, net of amounts
  capitalized .................................................       416,764        251,311

   The accompanying notes are an integral part of these financial statements.

                     POORE BROTHERS, INC. AND SUBSIDIARIES
                         NOTES TO FINANCIAL STATEMENTS

1.       Organization and Summary of Significant Accounting Policies:

         Poore Brothers, Inc. (the "Company"), a Delaware corporation, was organized in February 1995 as a holding company and on May 31, 1995 acquired substantially all of the equity of Poore Brothers Southeast, Inc. ("PB
Southeast") in an exchange transaction pursuant to which 1,560,000 previously unissued shares of the Company's common stock, par value $.01 per share (the "Common Stock"), were exchanged for 150,366 issued and outstanding shares of PB Southeast's common stock. See Note 2. The exchange transaction with PB Southeast has been accounted for similar to a pooling since both entities had common ownership and control immediately prior to the transaction. The financial information for the period prior to the May 31, 1995 exchange transaction relates solely to the results of operations of PB Southeast, the operations of which have been continued by the Company.

         The Company manufactures and distributes potato chip and other snack food products under the Poore BrothersTM brand name, as well as private label potato chips and also distributes a wide variety of other independently manufactured food items.

Principles of Consolidation

         The consolidated financial statements include the accounts of Poore Brothers, Inc. and all of its controlled subsidiaries. In all situations, the Company owns from 94% to 100% of the voting interests of the controlled subsidiaries.

         All  significant   intercompany  amounts  and  transactions  have  been
eliminated.

Use of Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

         Cash equivalents consist of highly liquid investments with a maturity of three months or less when purchased.

Restricted Certificate of Deposit

        Restricted certificate of deposit represents amounts segregated as collateral for a construction loan.

Inventory

         Inventories are stated at the lower of first-in, first-out (FIFO) cost or market.

Property and Equipment

         Property and equipment are recorded at cost. Cost includes expenditures for major improvements and replacements. Maintenance and repairs are charged to operations when incurred. When assets are retired or

                     POORE BROTHERS, INC. AND SUBSIDIARIES
                         NOTES TO FINANCIAL STATEMENTS

1.      Organization and Summary of Significant Accounting Policies: (Continued)

otherwise disposed of, the related costs and accumulated depreciation are removed from the appropriate accounts, and the resulting gain or loss is included in operations.

         During construction, the Company capitalizes interest monthly by applying the effective interest rate on certain borrowings to the average balance of the expenditures. Capitalized interest for 1996 was $687,177 and $0 in 1995. Total interest costs incurred were $1,090,854 and $251,311 for 1996 and 1995, respectively.

         Depreciation expense is computed using the straight-line method over the estimated useful lives of the assets, ranging from 2 to 30 years.

Loss Per Share

         Loss per common share and common share equivalent ("loss per common share") is computed by dividing the net loss by the weighted average number of shares of Common Stock and common stock equivalents outstanding during each period. Pursuant to the Securities and Exchange Commission Staff Accounting Bulletin ("SAB") No. 83, Company issuance of Common Stock, and options and warrants to purchase Common Stock granted by the Company during the 12 months immediately preceding the initial filing date of the public offering have been included in the calculation of weighted average number of shares of Common Stock outstanding as if the underlying shares were outstanding for all periods presented (even if anti-dilutive, using the treasury stock method and an offering price of $3.50 per share). The effect on loss per common share for the outstanding options and warrants issued prior to the one year period preceding the initial public offering have been excluded from the loss per common share computation as they are anti-dilutive. For 1996, the principles of SAB No. 83 were applied for the first three quarters of the year before the initial public offering became effective. For the fourth quarter, the principles of Accounting Principles Board Opinion No. 15 were followed. Accordingly, the effect on loss per common share of the outstanding options and warrants in the fourth quarter have been excluded from the computation as they are anti-dilutive. Loss per common share, assuming full dilution, is not applicable for loss periods as it is anti-dilutive.

Intangible Assets

         Organizational costs are recorded at cost. Amortization expense is computed using the straight-line method over a five-year period. Goodwill is amortized under the straight-line method over twenty years. The Company assesses the recoverability of goodwill at each balance sheet date by determining whether amortization of the assets over their original estimated useful life can be recovered through estimated future undiscounted operating income, excluding amortization.

Revenue Recognition

         Sales and related cost of sales are recognized upon shipment of products.

Income Taxes

         Deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been included in the financial statements or income tax returns. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted rates expected to apply to taxable income in the years in which those differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

                     POORE BROTHERS, INC. AND SUBSIDIARIES
                         NOTES TO FINANCIAL STATEMENTS

1.      Organization and Summary of Significant Accounting Policies: (Continued)

Stock-Based Compensation

        In October 1995, the Financial Accounting Standards Board issued Financial Accounting Standard No. 123, Accounting for Stock-Based Compensation ("FAS 123"), which defines a fair value based method of accounting for employee stock options or similar equity instruments. However, it also allows an entity to continue to account for these plans according to Accounting Principles Board Opinion No. 25 ("APB 25"), provided pro forma disclosures of net income and earnings per share are made as if the fair value based method of accounting defined by FAS 123 had been applied. The Company has elected to continue to measure compensation expense cost related to employee stock purchase options using APB 25, and in Note 9 provides required pro forma disclosures.

2.      Business Acquisition:

         On May 31, 1995, the Company acquired (i) substantially all of the assets, subject to certain liabilities of Poore Brothers Foods, Inc.; (ii) a 100% equity interest in Poore Brothers Distributing, Inc.; and (iii) an 80% equity interest in Poore Brothers of Texas, Inc. Over the course of the remainder of 1995, the Company acquired an additional equity interest in Poore Brothers of Texas, Inc. of 14% bringing the Company's total equity interest to 94%. The total purchase price for these acquisitions was $4,052,631, and the assets acquired were primarily property and equipment, accounts receivable and inventory. The purchase was financed with $500,000 of notes payable, 300,000 shares of Common Stock issued to the sellers, and by the issuance of Convertible Debentures and the sale of Common Stock in a private offering.

         The above acquisitions have been accounted for as purchases and, accordingly, the results of their operations subsequent to acquisition have been included in the Company's results. In connection with the acquisitions, the Company recorded goodwill which is being amortized on a straight-line basis over a twenty-year period.

         Presented below are the results of operations for the year ended December 31, 1995 on a pro forma basis as if the above acquisitions had occurred at the beginning of 1995:

          Revenues ................................................ $11,456,320
          Net loss ................................................  (1,664,045)
          Net loss per common share and common share equivalent ...       (0.39)


3.       Concentrations of Credit Risk:

         The Company's cash and restricted cash are placed with major banks. The Company, in the normal course of business, maintains balances in excess of Federal insurance limits. The balance in excess of the insurance limit at December 31, 1996 was $4,376,179.

         Financial instruments subject to credit risk consist primarily of trade accounts receivable. In the normal course of business, the Company extends unsecured credit to its customers. Substantially all of the Company's customers are distributors whose sales are concentrated to retailers in the grocery industry, in the southern and western United States. The Company investigates a customer's credit worthiness before extending credit.

                     POORE BROTHERS, INC. AND SUBSIDIARIES
                         NOTES TO FINANCIAL STATEMENTS



4.       Inventories:

         Inventories consist of the following:

                                                           December 31,
                                                           ------------
                                                         1996           1995
                                                         ----           ----

         Finished goods ............................   $609,918       $610,108
         Raw materials .............................    253,391         71,683
                                                       --------       --------
                                                       $863,309       $681,791
                                                       ========       ========


5.      Property and Equipment:

        Property and equipment consist of the following:

                                                             December 31,
                                                             ------------
                                                          1996          1995
                                                          ----          ----

Buildings and improvements .......................   $ 2,652,548    $   658,735
Equipment ........................................     1,307,417        916,428
Land .............................................       401,842        142,302
Vehicles .........................................       251,559        193,553
Furniture and office equipment ...................       118,965         63,869
                                                     -----------    -----------
                                                       4,732,331      1,974,887
Less accumulated depreciation and amortization ...      (699,988)      (381,408)
                                                     -----------    -----------
                                                     $ 4,032,343    $ 1,593,479
                                                     ===========    ===========


         Included in equipment are assets which are under capital leases with an original cost of $463,857 and accumulated amortization of $33,888 at December 31, 1996, and original cost of $277,637 and accumulated amortization of $18,128 at December 31, 1995.

         Depreciation expense was $284,409 and $221,262 for 1996 and 1995, respectively.

         The Company is completing the construction of a new manufacturing facility in Arizona. Included in land, buildings and improvements is the carrying value of the current Arizona manufacturing facility of the Company that was subsequently sold. At December 31, 1996, the Company reflected a charge of $30,000 in its Statement of Operations to reduce the carrying value of the sold facility to its net realizable value of $710,000 (see Note 14.)

                     POORE BROTHERS, INC. AND SUBSIDIARIES
                         NOTES TO FINANCIAL STATEMENTS


6.       Long-Term Debt:

         Long-term debt consists of the following:

                                                                              December 31,
                                                                              ------------
                                                                           1996         1995
                                                                           ----         ----
Convertible Debentures; interest rate is at 9%; interest and principal due in monthly installments over varying
     periods through 2002; collateralized by land, buildings,
     equipment and intangibles ......................................   $2,299,591   $2,700,000

Construction loan due June 11, 1997; interest rate at bank
     prime plus 2% (10.25% at December 31, 1996);
     collateralized by first deed of trust on land and building
     and certificate of deposit totaling $1,250,000 .................    1,248,117

Notes payable due May 31, 2000; interest rate is at bank
     prime rate plus 1.75% (10.00% at December 31, 1996) ............      500,000      500,000

Note payables; due in monthly installments through
     December 2000; interest rates ranging from 3% to
     11.75%; collateralized by equipment and vehicles ...............      234,071      290,363

Working capital line; interest rate is at bank prime plus
     4.50% (12.75% at December 31, 1996); collateralized
     by accounts receivable and inventories; due November
     30, 1997 .......................................................      351,270

Bank operating line; interest rate is at bank prime plus
     1.75% (10.50% at December 31, 1995); collateralized
     by accounts receivable and inventories .........................                   373,000

Mortgage loans due 1997 to 1998; interest at bank prime
     rate plus 1.75% (10.00% at December 31, 1996);
     collateralized by land and buildings ...........................      156,740      301,399

Capital lease obligations ...........................................      383,920      264,669
                                                                        ----------   ----------
                                                                         5,173,709    4,429,431
Less current portion ................................................    1,818,058      636,011
                                                                        ----------   ----------
                                                                        $3,355,651   $3,793,420
                                                                        ==========   ==========

         Annual maturities under long-term debt at December 31, 1996 are as follows:

                 1997 ..................................  $1,818,058
                 1998 ..................................     326,818
                 1999 ..................................     385,081
                 2000 ..................................     879,923
                 2001 ..................................     307,424
                 Thereafter ............................   1,456,405
                                                          ----------
                                                          $5,173,709
                                                          ==========

         In September 1996, the Company entered into a $2,400,000 loan agreement to finance the construction of its new Arizona facility collateralized by a first deed of trust on the land and building and additionally collateralized by U.S. treasury bills provided by an independent investor. As consideration for the treasury bills, the Company issued to the investor a warrant which, as amended, entitles the investor to purchase

                     POORE BROTHERS, INC. AND SUBSIDIARIES
                         NOTES TO FINANCIAL STATEMENTS


6.       Long-Term Debt:  (Continued)

300,000 shares of Common Stock at an exercise price of $1.40 per share and expires September 11, 2006. In connection with the warrant, the Company recorded an increase to Additional paid-in capital and Other assets (debt issuance costs) of $630,000 which represents the fair value of the warrant at the date of award. The recorded asset was amortized as interest expense and capitalized as part of the new Arizona facility through December 1996, at which time the U.S treasury bills provided by the investor as collateral were replaced by the Company with a $1,250,000 certificate of deposit.

         Various debt agreements of the Company contain covenants requiring the maintenance of financial ratios. The most restrictive covenants require the Company to maintain an interest coverage ratio of 1.1:1, minimum working capital of $1,000,000 and a calculated minimum amount of shareholders' equity. At December 31, 1996, the Company was in violation of the interest coverage ratio. The Company has received waivers from lenders for this covenant violation through September 30, 1997.

         Based on the borrowing rates currently available to the Company, management estimates that the fair value of the long-term debt approximates the carrying value as of December 31, 1996 and 1995, respectively.

7.       Commitments and Contingencies:

         At December 31, 1996, the Company was obligated under non-cancelable leases for real property used in its operations. Rental expense under leases that meet the criteria of operating leases were $171,612 and $73,699 for the years 1996 and 1995. Minimum future rental commitments under non-cancelable long-term leases as of December 31, 1996 are as follows:


                                             Capital    Operating
                                             Leases      Leases       Total
                                             ------      ------       -----
     1997 ...............................   $116,881    $121,316    $238,197
     1998 ...............................    114,440      91,040     205,480
     1999 ...............................    111,651      34,632     146,283
     2000 ...............................     91,706      34,632     126,338
     2001 ...............................     14,837                  14,837
                                            --------    --------    --------
     Total ..............................    449,515    $281,620    $731,135
                                                        ========    ========
     Less amount representing interest        65,595
                                            --------
     Present value ......................   $383,920
                                            ========


8.       Capital Stock:

         In connection with the acquisition of the Poore Brothers companies (see
Note 2), the Company issued 300,000 shares of Common Stock to the sellers of the companies. The Company has the right to repurchase these shares for an aggregate purchase price of $500,000 by May 31, 1998.

         At issuance, the Company's Convertible Debentures (see Note 6) were convertible into 2,477,065 shares of Common Stock at an effective price of $1.09 per share, subject to anti-dilution adjustments. In December 1996, $400,409 of such debentures were converted into 367,348 shares of Common Stock, leaving a debt balance convertible into 2,109,717 shares of Common Stock.

                     POORE BROTHERS, INC. AND SUBSIDIARIES
                         NOTES TO FINANCIAL STATEMENTS

8.       Capital Stock:  (Continued)

         The Company has authorized 50,000 shares of Preferred Stock, $100 par value per share, of which there are no shares issued or outstanding.

9.       Stock Options:

         The Company's 1995 Stock Option Plan (the "Plan"), as amended in August 1996, provides for the issuance of options to purchase 1,000,000 shares of Common Stock. The options granted pursuant to the Plan expire over a five-year period and generally vest over three-year periods. In addition to options granted under the Plan, the Company also issued non-qualified options to purchase Common Stock to certain Directors which were exercisable on issuance and expire ten years from date of grant. All options are issued at fair market value and are noncompensatory. Fair market value is determined based on the price of sales of Common Stock occurring at or near the time of the option award. Outstanding options have exercise prices ranging from $1.08 to $3.50 per share. Stock option activity is as follows:

                                        Plan Options        Non-Plan Options
                                        ------------        ----------------
                                               Average                 Average
                                   Options  Option Price   Options  Option Price
                                 Outstanding  per Share  Outstanding  per Share
                                 -----------  ---------  -----------  ---------

Balance, December 31, 1994 .......       0                       0
     Granted ..................... 485,000      $1.08      600,000     $1.08
                                   -------                 -------
Balance, December 31, 1995 ....... 485,000       1.08      600,000      1.08
     Granted ..................... 420,000       1.69      220,000      1.46
     Canceled ....................(250,000)      1.08
                                   -------                 -------
Balance, December 31, 1996 ....... 655,000       1.47      820,000      1.18
                                   =======                 =======

         At December 31, 1996, outstanding Plan options had an average remaining term of 4.1 years. Plan options that were exercisable at December 31, 1996 totaled 122,334, with an average exercise price per share of $1.88. At December 31, 1995, there were 10,000 Plan options that were exercisable at an exercise price of $1.08 per share. Non-Plan options at December 31, 1996 had an average remaining term of 8.3 years.

         Had compensation cost for the Company's stock options been determined based on the fair value at the date of grant for awards in 1995 and 1996 consistent with the provisions of FAS 123, the Company's net loss and net loss per share would have been reduced to the pro forma amounts indicated below:

                                                                                   1996
                                                                                   ----
        Net loss - as reported .............................................. $  (691,678)
        Net loss - pro forma ................................................    (907,000)
        Net loss per common share and common share equivalent - as reported..       (0.15)
        Net loss per common share and common share equivalent - pro forma ...       (0.20)

         The assumption regarding the stock options issued was that 100% of such options vested when granted, rather than the 64% currently vested as required by the awards. The fair value of options granted prior to the Company's initial public offering was computed using the minimum value calculation method. For all other options, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: dividend yield of 0%; expected volatility of 102%; risk-free interest rate of 6.14%; and expected lives of 5 years.

                      POORE BROTHERS, INC. AND SUBSIDIARIES
                         NOTES TO FINANCIAL STATEMENTS

10.      Income Taxes:

         For the period prior to the exchange transaction on May 31, 1995, PB Southeast had elected to be taxed as an S Corporation under Section 1362 of the Internal Revenue Code, and as such, taxes on net earnings were payable personally by the shareholders.

         There was no current or deferred benefit for income taxes for the years ended December 31, 1995 and 1996.

         The following table provides a reconciliation between the amount determined by applying the statutory federal income tax rate to the pretax loss and benefit for income taxes:

                                                     Years ended December 31,
                                                     ------------------------
                                                      1996               1995
                                                      ----               ----
Benefit at statutory rate ................         $ 235,170          $ 337,588
Valuation allowance ......................          (265,000)          (379,000)
State income tax, net ....................            29,830             41,412
                                                   ---------          ---------
                                                   $       0          $       0
                                                   =========          =========

         The income tax effects of loss carryforwards and temporary differences between financial and income tax reporting that give rise to the deferred income tax assets and liabilities are as follows:

                                                             December 31,
                                                             ------------
                                                           1996          1995
                                                           ----          ----

Net operating loss carryforward ....................    $ 658,000     $ 393,000
Accrued bad debt expense ...........................       48,000        34,000
Accrued liabilities ................................       14,000        17,000
                                                        ---------     ---------
     Gross deferred tax assets .....................      720,000       444,000
Deferred tax asset valuation allowance .............     (655,000)     (379,000)
Gross deferred tax liabilities (depreciation and
     amortization) .................................      (65,000)      (65,000)
                                                        ---------     ---------
Net deferred tax assets ............................    $       0     $       0
                                                        =========     =========


         Gross deferred tax assets are reduced by a valuation allowance based on management's estimate that it is more likely than not that the tax benefits will not be realized.

         At December 31, 1996, the Company has net operating losses available for federal and state income taxes of approximately $1,500,000 which begin to expire in the year 2010 if not used.

11.      Major Customers:

         One Arizona grocery chain comprised $2,820,000, or 16%, of the Company's consolidated revenues for the year ended December 31, 1996. For the year ended December 31, 1995, two Arizona grocery chains comprised $1,057,714, or 15%, and $724,560, or 11%, of the Company's consolidated revenues.

12.      Litigation:

         On June 19, 1996 , James Gossett and an associated entity commenced a lawsuit in an Arizona state court against two directors of the Company, Mark S. Howells and Jeffrey J. Puglisi, and the Company's

                     POORE BROTHERS, INC. AND SUBSIDIARIES
                         NOTES TO FINANCIAL STATEMENTS

12.      Litigation:  (Continued)

subsidiary, PB Southeast, alleging, inter alia, that Mr. Gossett had an oral agreement with Mr. Howells to receive up to a 49% ownership interest in PB Southeast, that Messrs. Howells and Puglisi breached fiduciary duties and other obligations to Mr. Gossett and that he is entitled to exchange such alleged stock interest for shares in the Company. Mr. Gossett further alleges that PB Southeast and Messrs. Howells and Puglisi failed to honor the terms of an alleged distribution agreement between Poore Brothers Foods, Inc. and Mr.
Gossett's associated entity, whereby such entity was granted exclusive distribution rights to Poore Brothers products in California. The complaint seeks unspecified amounts of damages, fees and costs. In February 1997, plaintiffs filed pleadings indicating they are seeking $3 million in damages; plaintiffs may not be limited by this damage amount at trial. Messrs. Howells and Puglisi and PB Southeast have filed an answer and counterclaim against Mr. Gossett, denying the major provisions of the complaint, alleging various acts of nonperformance and breaches of fiduciary duty on the part of Mr. Gossett and seeking various compensatory and punitive damages. The Company has agreed to indemnify Messrs. Howells and Puglisi in connection with this lawsuit. Management of the Company believes the complaint has no merit and that the Company has defenses to the action. However, the ultimate outcome of the proceeding is not presently determinable.

13.      Related Parties:

         In connection with a sale of stock in March 1996, Arizona Securities Group, Inc. received a fee of $46,875. Arizona Securities Group, Inc. is managed and owned by Messrs. Howells and Puglisi.

         In connection with the sale of Common Stock and Convertible Debentures in the May 31, 1995 acquisitions of the Poore Brothers companies, the Company paid Arizona Securities Group, Inc. $120,000 in sales commissions and $22,000 as reimbursement of expenses incurred in its services as Placement Agent. On January 23, 1995, PB Southeast entered into an agreement with Parris H. Holmes, Jr., a director, pursuant to which PB Southeast borrowed $140,000 from Mr. Holmes, evidenced by three 7% promissory notes with an aggregate principal amount of $140,000, which were repaid by the Company on June 2, 1995. In 1995, Mr. Holmes purchased 420,000 shares of Common Stock of the Company for $280. In addition, in 1995, Mr. Holmes provided certain consulting services to PB Southeast at a cost of $35,000.

14.      Subsequent Events:

         In January 1997, the Company sold 337,500 additional shares of Common Stock pursuant to an over-allotment option granted to the underwriter of its Initial Public Offering. Net proceeds from the sale approximated $1,000,000.

         In January 1997, the Company modified its construction loan by applying a certificate of deposit totaling $1,250,000 against the outstanding loan proceeds. The maximum amount of the loan was reduced from $2,400,000 to $1,150,000.

         On February 28, 1997, in connection with the construction of a new manufacturing facility, the Company sold existing land and buildings for net proceeds of approximately $710,000. The carrying value of the disposed property approximated the net proceeds and the sale had an immaterial impact on the results of operations. Proceeds from the sale were used to pay off related mortgage debt and notes payable totaling approximately $650,000.

                                 EXHIBIT INDEX

Exhibit
Number                           Description

3.1 -- Certificate of Incorporation of the Company filed with the Secretary of State of the State of Delaware on February 23, 1995. (1)

3.2 -- Certificate of Amendment to the Certificate of Incorporation of the Company filed with the Secretary of State of the State of Delaware on March 3, 1995. (1)

3.3 --   By-Laws of the Company. (1)

4.1 --   Specimen Certificate for shares of Common Stock. (2)

4.2 -- Form of Underwriter's Warrant issued by the Company to Paradise Valley Securities, Inc. on December 11, 1996. (3)

4.3 -- Convertible Debenture Loan Agreement dated May 31, 1995 (the "Debenture Loan Agreement") by and among the Company, PB Arizona, PB Distributing, PB Texas, PB Southeast, Renaissance and Wells Fargo Equity Capital, Inc. ("Wells Fargo.")(2)

4.4 -- 9.00% Convertible Debenture dated May 31, 1995, in the principal amount of $2,100,000, issued by the Company to Renaissance. (1)

4.5 -- 9.00% Convertible Debenture dated May 31, 1995, in the principal amount of $600,000, issued by the Company to Wells Fargo. (1)

10.1 -- Employment Agreement dated March 11, 1996, by and between the Company and David J. Brennan. (1)

10.2 -- Employment Agreement dated July 21, 1995, by and between the Company and Jeffrey H. Strasberg, as amended. (1)

10.3 -- Employment Agreement dated May 31, 1995, by and between PB Arizona and James M. Poore. (1)

10.4 -- Employment Agreement dated May 20, 1996, by and between the Company and Wendell T. Jones. (1)

10.5 -- Amendment dated January 28, 1997 amending Employment Agreement by and between the Company and Wendell T. Jones. (5)

10.6 -- Non-Qualified Stock Option Agreement dated August 1, 1995, by and between the Company and Mark S. Howells. (1)

10.7 -- Non-Qualified Stock Option Agreement dated August 1, 1995, by and between the Company and Mark S. Howells. (1)

10.8 -- Non-Qualified Stock Option Agreement dated August 31, 1995, by and between the Company and Mark S. Howells. (1)

10.9 -- Non-Qualified Stock Option Agreement dated February 29, 1996, by and between the Company and Mark S. Howells. (1)

10.10 -- Non-Qualified Stock Option Agreement dated August 1, 1995, by and between the Company and Jeffrey J. Puglisi. (1)

10.11 -- Non-Qualified Stock Option Agreement dated August 1, 1995, by and between the Company and Jeffrey J. Puglisi. (1)

10.12 -- Non-Qualified Stock Option Agreement dated August 31, 1995, by and between the Company and Jeffrey J. Puglisi. (1)

10.13 -- Non-Qualified Stock Option Agreement dated February 29, 1996, by and between the Company and Jeffrey J. Puglisi. (1)

10.14 -- Non-Qualified Stock Option Agreement dated August 1, 1995, by and between the Company and Parris H. Holmes, Jr. (1)

10.15 -- Accounts Receivable Security Agreement dated July 26, 1996, by and between PB Arizona and First Community Financial Corporation ("First Community.")(1)

10.16 -- Guaranty and Subordination dated July 26, 1996, issued by PB Arizona to First Community.(1)

10.17 -- Multiple Advance Promissory Note dated July 26, 1996, issued by PB Arizona to First Community. (1)

Exhibit
Number                           Description

10.18 -- Accounts Receivable Security Agreement dated July 26, 1996, by and between PB Distributing and First Community, with exhibits. (1)

10-19 -- Guaranty and Subordination  Agreement dated July 26, 1996, issued by PB
         Distributing to First Community. (1)

10.20 -- Multiple Advance Promissory Note dated July 26, 1996, issued by PB Distributing to First Community. (1)

10.21 -- Security Agreement dated July 26, 1996, by and between PB Southeast and First Community. (1)

10.22 -- Security Agreement dated July 26, 1996, by and between PB Texas and First Community. (1)

10.23 -- Form  of  Security  Agreements  dated  May  31,  1995,  by   and  among
         Renaissance, Wells Fargo and each of the Company, PB Arizona, PB Southeast, PB Texas and PB Distributing. (1)

10.24 -- Commercial Lease dated November 30, 1995, by and between the Company and Arizona Limited Partnership #1. (1)

10.25 -- Lease Agreement dated July 23, 1993, by and among PB Southeast and Jerome Rosenblum, Fred Yazdian and Sol Rosenblum. (1)

10.26 -- Commercial Lease dated July 22, 1993, by and between PB Texas and North Shepherd Business Center Associates, as amended. (1)

10.27 -- Security Agreement dated October 14, 1993, by and among PB Southeast, Department of Economic and Community Development of the State of Tennessee and Rutherford County, Tennessee. (1)

10.28 -- Master Equipment Lease Agreement dated September 22, 1995, by and between Banc One Arizona Leasing Corporation and PB Arizona ("Banc One Lease Agreement"), with equipment schedules. (1)

10.29 -- Corporate Guaranty dated September 25, 1995, issued by PB Distributing to Banc One Arizona Leasing Corporation in connection with the Banc One Lease Agreement. (1)

10.30 -- Equipment Lease Agreement dated December 12, 1995, by and between PB Arizona and FINOVA Capital Corporation. (1)

10.31 -- Guaranty dated December 12, 1995, issued by the Company to FINOVA Capital Corporation. (1)

10.32 -- Master Lease Agreement (the "LCA Lease Agreement") dated February 1, 1996, by and between PB Arizona and LCA Capital Corp. (also known as LCA, a Division of Associates Commercial Corporation) ("LCA"). (1)

10.33 -- Purchase Agreement dated February 1, 1996, by and between PB Arizona and LCA in connection with the LCA Lease Agreement. (1)

10.34 -- Corporate Guaranty dated as of February 1, 1996, issued by the Company to LCA in connection with LCA Lease Agreement. (1)

10.35 -- Loan Agreement dated September 11, 1996, by and between the Company and National Bank of Arizona ("NBA"). (1)

10.36 -- Promissory Note dated September 11, 1996, in the principal amount of $2,400,000, issued by the Company to NBA. (1)

10.37 -- Deed of Trust, Security Agreement and Financing Statement dated September 11, 1996, by and between the Company and NBA. (1)

10.38 -- Assignment Of Permits, Licenses, Approvals, Deposits, Contracts and Documents dated September 11, 1996, by and between the Company and NBA.
         (1)

10.39 -- Specific Assignment of Development Agreement dated September 11, 1996, by and between the Company and NBA. (1)

10.40 -- Development Agreement dated May 14, 1996, by and between the Company and the City of Goodyear, Arizona. (1)

10.41 -- Agreement dated August 29, 1996, by and between the Company and Westminster, as amended. (1)

10.42 -- Secured Promissory Note dated September 11, 1996, in the principal amount of $1,250,000, issued by the Company to Westminster. (1)

Exhibit
Number                           Description

10.43 -- Unsecured Environmental Indemnity Agreement dated September 11, 1996, by the Company in favor of Westminster. (1)

10.44 -- Commercial Pledge and Security Agreement dated September 11, 1996, by and among the Company, NBA and Westminster. (1)

10.45 -- Subordinated Deed of Trust, Security Agreement, Assignment of Leases and Rents and Fixture Filing dated September 11, 1996, by and among the Company, First American Title Insurance Company and Westminster. (1)

10.46 -- Standard Form of Agreement between Owner and Contractor dated August 8, 1996, between the Company and Newcon, Inc. (1)

10.47 -- Agreement  for the  Purchase  and  Sale of  Assets  and  Assumption  of
         Liabilities dated November 11, 1994, by and between PB Arizona, PB Foods, James Poore, Donald Poore and Amelia Poore. (1)

10.48 -- Assignment Letter dated March 8, 1995, by and between PB Southeast and PB Foods. (1)

10.49 -- Form  of  Independent   Distributor   Agreement  by   and  between   PB
         Distributing and independent distributors. (1)

10.50 -- Agreement for the Exclusive Right to Purchase, Package, Distribute and Sell "Low Fat" Snack Foods dated September 11, 1996, by and between the Company and Great Snaxx. (Certain portions of this document are omitted pursuant to a confidential treatment request which was granted by the Commission.) (2)

10.51 -- Amendment No. 1 dated October 14, 1996, to Warrant dated September 11, 1996, issued by the Company to Westminster. (2)

10.52 -- Poore Brothers, Inc. 1995 Stock Option Plan, as amended. (2)

10.53 -- Waiver Letter dated August 1, 1996, from Renaissance, in connection with the Debenture Loan Agreement. (2)

10.54 -- Waiver Letter dated August 27, 1996, from Wells Fargo, in connection with the Debenture Loan Agreement. (2)

10.55 -- Letter Agreement dated November 5, 1996, amending the Non-Qualified Stock Option Agreement dated February 29, 1996, by and between the Company and Mark S. Howells. (2)

10.56 -- Letter Agreement dated November 5, 1996, amending the Non-Qualified Stock Option Agreement dated February 29, 1996, by and between the Company and Jeffrey J. Puglisi. (2)

10.57 -- Non-Qualified Stock Option Agreement dated as of October 22, 1996, by and between the Company and Mark S. Howells. (2)

10.58 -- Letter Agreement dated as of November 5, 1996, by and between the Company and Jeffrey J. Puglisi. (2)

10.59 -- Letter Agreement dated as of November 5, 1996, by and between the Company and David J. Brennan. (2)

10.60 -- Stock Option Agreement dated October 22, 1996, by and between the Company and David J. Brennan. (3)

10.61 -- Amendment to Accounts Receivable Security   Agreement dated November 1,
         1996, by and between PB Arizona and First Community. (2)

10.62 -- Amendment to Accounts Receivable Security Agreement dated November 1, 1996, by and between PB Distributing and First Community. (2)

10.63 -- Letter Agreement dated December 4, 1996, by and between the Company and Jeffrey J. Puglisi, relating to stock options. (3)

10.64 -- Letter Agreement dated December 4, 1996, by and between the Company and Mark S. Howells, relating to stock options. (3)

Exhibit
Number                           Description

10.65 -- Letter Agreement dated December 4. 1996, by and between the Company and Parris H. Holmes, Jr., relating to stock options. (3)

10.66 -- Letter Agreement dated December 4, 1996, by and between the Company and David J. Brennan, relating to stock options. (3)

10.67 -- Letter Agreement dated December 4, 1996, by and between the Company and Jeffrey H. Strasberg, relating to stock options. (3)

10.68 -- Letter Agreement dated November 1, 1996, by and among the Company, Mark
         S. Howells, Jeffrey J. Puglisi, David J. Brennan and Parris H. Holmes, Jr. (2)

10.69 -- Form of Underwriting Agreement entered into on December 6, 1996, by and between the Company, Paradise Valley Securities, Inc., Renaissance and Wells Fargo. (4)

10.70 -- Employment Agreement dated January 24, 1997, by and between the Company and Eric J. Kufel. (5)

10.71 -- First Amendment to Employent Agreement dated February 2, 1997, amending Employment Agreement by and between the Company and David J. Brennan.
         (5)

10.72 -- Employment Agreement dated February 4, 1997, by and between the Company and Scott D. Fullmer. (5)

10.73 -- Employment Agreement dated February 14, 1997, by and between the Company and Glen E. Flook. (5)

10.74 -- Second loan modification agreement dated January 10, 1997, by and between the Company and NBA. (5)

10.75 -- Amendment to Accounts Receivable Security Agreement dated December 30, 1996, by and between PB Distributing and First Community. (5)

10.76 -- Amendment to Accounts Receivable Security Agreement dated December 30, 1996, by and between PB Arizona and First Community. (5)

10.77 -- Promissory Note Modification Agreement dated December 30, 1996, by and between PB Distributing and First Community. (5)

10.78 -- Promissory Note Modification Agreement dated December 30, 1996, by and between PB Arizona and First Community. (5)

10.79 -- Commercial Real Estate Purchase Contract and Receipt for Deposit dated January 22, 1997, by and between the Company and D.F. Properties, Inc.
         (5)

10.80 -- Warrant dated September 11, 1996, issued by the Company to Westminster.
         (1)

11.1 --  Statement regarding computation of per share earnings. (5)


21.1 -- List of Subsidiaries of the Company. (1)

27.1 -- Financial Data Schedule. (5)

  (1) Incorporated by reference to the Company's Registration Statement on Form SB-2 filed with the Commission on September 20, 1996 (Registration No. 333-5594-LA).

  (2) Incorporated by reference to Amendment No. 1 to Company's Registration Statement on Form SB-2 filed with the Commission on November 8, 1996 (Registration No. 333-5594-LA).

  (3)   Incorporated   by  reference  to  Amendment   No.  3  to  the  Company's
        Registration Statement on Form SB-2 filed with the Commission on December 5, 1996 (Registration No. 333-5594-LA).

  (4)   Incorporated   by  reference  to  Amendment   No.  4  to  the  Company's
        Registration Statement on Form SB-2 filed with the Commission on December 6, 1996 (Registration No. 333-5594-LA).

  (5)   Filed herewith.