Form 10QSB
period 1997-03-31
POORE BROTHERS INC
filed 1997-05-15
CIK 944508

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 1997

                                       OR

[ ] Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _______ to _______


                     Commission File Number 1-14556; 0-21857


                              POORE BROTHERS, INC.
        -----------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)


        Delaware                                     86-0786101
        --------                                     ----------
(State or Other Jurisdiction of                   (I.R.S. Employer
 Incorporation or Organization)                   Identification No.)

 2664 S. Litchfield Road, Goodyear, Arizona                         85338
 ------------------------------------------                         -----
 (Address of Principal Executive Offices)                         (Zip Code)

                                 (602) 925-0731
                                 --------------
                (Issuer's Telephone Number, Including Area Code)



Check  whether the  Registrant:  (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                       ---   ---

As of March 31, 1997, the number of issued and outstanding shares of common stock of the Registrant was 6,986,324.

Transitional  Small Business  Disclosure Format (check one): Yes     No  X
                                                                 ---    ---

                                Table of Contents


Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
         Consolidated Balance Sheets as of March 31, 1997 and December 31, 1996...........................     3
         Consolidated Statements of Operations for the three months ended March 31, 1997
         and 1996.........................................................................................     4
         Consolidated Statements of Cash Flows for the three months ended March 31, 1997
         and 1996.........................................................................................     5
         Notes to Consolidated Financial Statements.......................................................     6

Item 2.  Management's Discussion and Analysis of Results of Operations and
         Financial Condition..............................................................................     7

Part II.  OTHER INFORMATION

Item 1.  Legal Proceedings................................................................................    10
Item 2.  Changes in Securities............................................................................    10
Item 3.  Defaults Upon Senior Securities..................................................................    10
Item 4.  Submission of Matters to a Vote of Security Holders..............................................    10
Item 5.  Other Information................................................................................    10
Item 6.  Exhibits and Reports on Form 8-K.................................................................    11

PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements


                      POORE BROTHERS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                   March 31,          December 31,
                                                                                   ---------          ------------
                                                                                      1997                1996
                                                                                      ----                ----
                                     ASSETS                                       (unaudited)
Current assets:
   Cash and cash equivalents..............................................          $  2,145,509          $  3,603,850
   Restricted certificate of deposit......................................                                   1,250,000
   Short term investments.................................................               980,420
   Accounts receivable, net of allowance of $120,000 in 1997
     and $121,000 in 1996.................................................             1,856,288             1,912,064
   Inventories............................................................               836,589               863,309
   Other current assets...................................................               134,523               193,581
                                                                                ----------------- ---------------------
     Total current assets.................................................             5,953,329             7,822,804

Property and equipment, net...............................................             4,992,684             4,032,343
Goodwill, net.............................................................             2,264,528             2,295,617
Organizational costs, net.................................................               161,756               174,614
Other assets..............................................................                15,083                15,067
                                                                                ----------------- ---------------------
     Total assets.........................................................          $ 13,387,380          $ 14,340,445
                                                                                ================= =====================


                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable.......................................................          $  1,086,010          $  1,318,952
   Accrued and other current liabilities..................................               432,563               500,192
   Current portion of long-term debt......................................             1,255,575             1,818,058
                                                                                ----------------- ---------------------
     Total current liabilities............................................             2,774,148             3,637,202

Long-term debt, less current portion......................................             2,725,384             3,355,651
Other liabilities.........................................................                 6,000                 6,000
                                                                                ----------------- ---------------------
     Total liabilities....................................................             5,505,532             6,998,853
                                                                                ----------------- ---------------------

Shareholders' equity:
   Common stock, $.01 par value; 15,000,000 shares authorized, shares issued and
     outstanding 6,986,324 (1997), 6,648,824 (1996).......................                69,863                66,488
   Additional paid-in capital.............................................            10,718,241             9,702,940
   Accumulated deficit....................................................            (2,906,256)           (2,427,836)
                                                                                ----------------- ---------------------
     Total shareholders' equity...........................................             7,881,848             7,341,592
                                                                                ----------------- ---------------------

     Total liabilities and shareholders' equity...........................          $ 13,387,380          $ 14,340,445
                                                                                ================= =====================

              The accompanying notes are an integral part of these
                             financial statements.

                      POORE BROTHERS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                      Three Months Ended March 31,
                                                                 ---------------------------------------
                                                                       1997               1996
                                                                       ----               ----
                                                                    (unaudited)        (unaudited)
Revenues.................................................             $ 4,733,686        $ 3,466,040

Cost of sales............................................               3,769,038          2,604,509
                                                                 -----------------  -----------------

   Gross profit..........................................                 964,648            861,531

Selling, general and administrative expenses.............               1,302,948            852,984

Depreciation and amortization............................                 102,083            119,570
                                                                 -----------------  -----------------

   Operating loss........................................                (440,383)          (111,023)
                                                                 -----------------  -----------------

Interest income..........................................                  42,776

Interest expense.........................................                 (80,813)           (92,861)
                                                                 -----------------  -----------------

   Total.................................................                 (38,037)           (92,861)
                                                                 -----------------  -----------------

Net loss.................................................           $    (478,420)       $  (203,884)
                                                                 =================  =================

Loss per common share and common share
   equivalent............................................           $       (0.07)       $     (0.05)
                                                                 =================  =================
Loss per common share - assuming full dilution...........               *                  *
Weighted average common and common
   equivalent shares outstanding.........................               6,960,362          4,154,255
                                                                 =================  =================

*Anti-dilutive.
              The accompanying notes are an integral part of these
                             financial statements.

                      POORE BROTHERS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                           Three Months ended March 31,
                                                                                           1997                     1996
                                                                                           ----                     ----
                                                                                       (unaudited)             (unaudited)
Cash flows from operating activities:
   Net loss................................................................               $(478,420)                $(203,884)
   Adjustments to reconcile net loss to net cash used
   in operating activities:
     Depreciation and amortization.........................................                 102,083                   119,570
     Bad debt expense......................................................                   9,000
     Change in operating assets and liabilities:
       Accounts receivable.................................................                  46,776                  (567,305)
       Inventories.........................................................                  26,720                  (118,030)
       Other assets and liabilities........................................                 196,997                    24,199
       Accounts payable and accrued liabilities............................                (438,526)                  362,693
                                                                                    ------------------      -------------------
Net cash used in operating activities......................................                (535,370)                 (382,757)
                                                                                    ------------------      -------------------
Cash flows from investing activities:
   Proceeds on disposal of property........................................                 705,809                     3,080
   Purchase of equipment...................................................                (857,986)                  (89,218)
   Purchase of short term investments......................................                (980,420)
                                                                                    ------------------      -------------------
Net cash used in investment activities.....................................              (1,132,597)                  (86,138)
                                                                                    ------------------      -------------------
Cash flows from financing activities:
   Proceeds from issuance of common stock..................................               1,181,250                 1,046,499
   Payments on purchase of common stock....................................                                           (56,709)
   Stock issuance costs....................................................                (162,574)                  (94,639)
   Payments made on long-term debt.........................................              (1,956,117)                  (51,567)
   Net decrease in restricted cash.........................................               1,250,000
   Net increase (decrease) in working capital line.........................                (102,933)                  127,000
                                                                                    ------------------      -------------------
Net cash provided by financing activities..................................                 209,626                   970,584
                                                                                    ------------------      -------------------
Net increase (decrease) in cash and cash equivalents.......................              (1,458,341)                  501,689
Cash and cash equivalents at beginning of period...........................               3,603,850                   200,603
                                                                                    ------------------      -------------------
Cash and cash equivalents at end of period.................................              $2,145,509                  $702,292
                                                                                    ==================      ===================

Supplemental disclosures of cash flow information:
   Summary of non cash investing and financing activities:
     Construction loan for new facility....................................                 860,838
     Capital lease obligation incurred - equipment acquisition.............                   5,462                    88,270
   Cash paid during the three months for interest, net of amounts
   capitalized.............................................................                 110,213                    85,352

              The accompanying notes are an integral part of these
                             financial statements.

                      POORE BROTHERS, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS

1.    Organization and Summary of Significant Accounting Policies:

     General

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

         The Company manufactures and distributes potato chip and other snack food products under the Poore Brothers(TM) brand name, as well as private label potato chips and also distributes a wide variety of other independently manufactured snack food items.

     Basis of Presentation

         The consolidated financial statements include the accounts of Poore Brothers, Inc. and all of its controlled subsidiaries. In all situations, the Company owns from 94% to 100% of the voting interests of the controlled subsidiaries. All significant intercompany amounts and transactions have been eliminated. The financial statements have been prepared in accordance with the instructions for Form 10-QSB and, therefore, do not include all the information and footnotes required by generally accepted accounting principles. In the opinion of the Company, all adjustments required to fairly present the Company's financial position, results of operations and cash flows as of March 31, 1997 have been made. A description of the Company's accounting policies and other financial information is included in the audited December 31, 1996 financial statements filed on Form 10-KSB. Included in this filing are footnotes and information that is new or updated subsequent to the December 31, 1996 filing of the Form 10-KSB. The results of operations for the quarter ended March 31, 1997 are not necessarily indicative of the results expected for the full year.

     Loss Per Share

         Loss per common share and common share equivalent ("loss per common share") is computed by dividing the net loss by the weighted average number of shares of Common Stock and common stock equivalents outstanding during each period. Pursuant to the Securities and Exchange Commission Staff Accounting Bulletin (SAB) No. 83, Company issuance of Common Stock, and options and warrants to purchase Common Stock granted by the Company during the 12 months immediately preceding the initial filing date of the public offering have been included in the calculation of weighted average number of shares of Common Stock outstanding as if the underlying shares were outstanding for all periods presented (even if anti-dilutive, using the treasury stock method and an offering price of $3.50 per share). The effect on loss per common share for the outstanding options and warrants issued prior to the one year period preceding the initial public offering have been excluded from the loss per common share computation as they are anti-dilutive. For 1996, the principles of SAB No. 83 were applied for the first three quarters of the year before the initial public offering became effective. For the first quarter of 1997, the principles of Accounting Principles Board Opinion No. 15 were followed. Accordingly, the effect on loss per common share of the outstanding options and warrants in the first quarter of 1997 have been excluded from the computation as they are anti-dilutive. Loss per common share, assuming full dilution, is not applicable for loss periods as it is anti-dilutive.

     Short-term Investments

         Short-term investments represent investments with a maturity date of greater than three months but less than one year. These investments are held for cash management purposes and are recorded at cost.

2.   Long-Term Debt

         During January 1997, the $1,250,000 certificate of deposit was used to pay down a portion of the loan obtained by the Company to finance the construction of the new Arizona facility. The maximum amount of the loan has been reduced to $1,150,000. On February 28, 1997, proceeds received from the sale of the existing land and buildings were used to pay off related mortgage debt and notes payable totaling approximately $650,000.

3.   Litigation

         On June 19, 1996, James Gossett and an associated entity commenced a lawsuit in an Arizona state court against two directors of the Company, Messrs. Mark S. Howells and Jeffrey J. Puglisi, and the Company's subsidiary, PB Southeast, alleging, inter alia, that Mr. Gossett had an oral agreement with Mr. Howells to receive up to a 49% ownership interest in PB Southeast, that Messrs. Howells and Puglisi breached fiduciary duties and other obligations to Mr. Gossett and that Mr. Gossett is entitled to exchange such alleged stock interest for shares in the Company. Mr. Gossett further alleges that PB Southeast and Messrs. Howells and Puglisi failed to honor the terms of an alleged distribution agreement between Poore Brothers Foods, Inc. and Mr. Gossett's associated entity, whereby such entity was allegedly granted exclusive distribution rights to Poore Brothers products in California. The complaint seeks unspecified amounts of damages, fees and costs. In February 1997, plaintiffs filed pleadings indicating they are seeking $3 million in damages; plaintiffs may not be limited by this damage amount at trial. Management of the Company believes the complaint has no merit and that the Company has defenses to the action. Messrs. Howells and Puglisi and PB Southeast have filed an answer and counterclaim against Mr. Gossett, denying the major provisions of the complaint, alleging various acts of nonperformance and breaches of fiduciary duty on the part of Mr. Gossett and seeking various compensatory and punitive damages. The Company has agreed to indemnify Messrs. Howells and Puglisi in connection with this lawsuit.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations

         Quarter  ended March 31, 1997  compared to the quarter  ended March 31,
1996

         Revenues for the three months ended March 31, 1997 were $4,733,686, up $1,267,646, or 37%, from $3,466,040 for the three months ended March 31, 1996. The increase occurred in all areas of the Company's business, including sales of Poore Brothers(TM) brand products to new geographic markets, increased sales in existing markets, sales of Poore Brothers(TM) brand low-fat potato chips not available in the first quarter of 1996, higher sales of potato chips sold on a private label basis to grocery chains, as well as increased sales of products manufactured by others. For the first quarter of 1997, revenues from the private label business (sales of which began in February 1996) totaled $254,487, compared to $102,233 for the first quarter of 1996, and revenues from the sale of low-fat potato chips (sales of which began in June 1996) totaled $128,261. For 1997 and 1996, sales of products manufactured by the Company accounted for 60% and 61%, respectively, of total revenues.

         Gross profit for the three months ended March 31, 1997 was $964,648, or 20% of revenues, as compared to $861,531, or 25% of revenues, for the three months ended March 31, 1996. The increase in gross profit of $103,117 is due to higher revenues. Gross profit as a percentage of revenues decreased due to less favorable product sales mix, higher raw material costs, and labor costs associated with the addition of new production capacity.

         Selling, general and administrative expenses increased to $1,302,948 for the first three months of 1997 from $852,984 in 1996. This represents a $449,964 increase, or 53%, over the first quarter of 1996. Included in selling, general and administrative expenses in 1997 were approximately $201,000 of expenses related to severance, relocation and equipment writedowns. Also included are approximately $64,000 of advertising and promotion allowance incurred due to market expansion. As a percentage of revenues, selling, general and administrative expenses were 28% for 1997 and 25% for 1996. If the Company expands its marketing efforts to additional cities, it is expected that the Company will incur additional selling expenses for market entry.

         Depreciation and amortization totaled $102,083 for the quarter ended March 31, 1997 and $119,570 for the quarter ended March 31, 1996. The decrease of $17,487, or 15%, was partially due to the sale of the Company's Goodyear, Arizona facilities in February. Since the sale and until the Company moves to its new 61,000 square foot facility, currently scheduled to occur in June, these facilities are rented by the Company on a month-to-month basis.

         Net interest expenses decreased to $38,037 for the quarter ended March 31, 1997 from $92,861 for the quarter ended March 31, 1996. This decrease was due primarily to interest income generated from investment of the proceeds of the initial public offering and secondarily from lower interest expense resulting from payments on the Company's indebtedness with a portion of the proceeds from the initial public offering.

         The Company's net losses for the quarters ended March 31, 1997 and March 31, 1996 were $478,420 and $203,884, respectively. The increased net loss was attributable primarily to the lower gross profit percentage and the higher selling, general and administrative expenses.

         In February 1997, the Financial Accounting Standard Board ("FASB") adopted Statement of Financial Accounting Standard No. 128, Earnings per Share ("SFAS 128"), which supersedes and simplifies the standards for computing earnings per share ("EPS") previously found in Accounting Principles Board Opinion No. 15, Earnings per Share ("APB 15"). SFAS 128 replaces net income per common and common equivalent share with a presentation of net income per common share. Net income per common share excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Net income per common share assuming full dilution is computed similarly under SFAS 128 as it was under APB 15, and reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods; earlier application is not permitted. The Company will provide the required EPS disclosures in its financial statements commencing with the fiscal year ended December 31, 1997. SFAS 128 requires restatement of all prior period EPS data presented. Pursuant to the provisions of SFAS 128, the Company's net loss per common share was $.07 for the 1997 first quarter and $.06 for the 1996 first quarter. The application of the provisions of SFAS 128 would have no effect on the amounts reported in the 1997 and 1996 first quarters for net loss per common share assuming full dilution.

Liquidity and Capital Resources

         In January 1997, the Company sold 337,500 additional shares of its common stock, par value $.01 per share (the "Common Stock"), pursuant to an over-allotment option granted to the underwriter of the Company's initial public offering. Net proceeds from the sale were approximately $1,000,000.

       Net working capital was $3,179,181 at March 31, 1997, with a current ratio of 2.2:1. At December 31, 1996, net working capital was $4,185,602 with a current ratio of 2.2:1. The decrease in working capital is primarily attributable to the Company's cash operating loss for the three months ended March 31, 1997 of $535,370, along with equipment acquisitions of $857,986.

         In January 1997, the Company applied a $1,250,000 certificate of deposit against the $2,400,000 outstanding balance of its construction loan, used to finance the construction of the new 61,000 square foot facility in Goodyear Arizona, thereby reducing the total borrowing amount of the loan to $1,150,000. On June 11, 1997 the remaining $1,150,000 balance becomes due. The Company is in the process of negotiating permanent financing to repay the loan.

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

         Management believes that existing working capital, together with available line of credit borrowings, anticipated cash generated from the permanent building financing and new equipment lease agreements, and anticipated cash flows from operations, will be sufficient to finance the operations of the Company for at least the next twelve months. The belief is based on current operating plans and certain assumptions, including those relating to the Company's future revenue levels and expenditures, industry and general economic conditions and other conditions. If any of these factors change, the Company may require future debt or equity financings to meet its business requirements. There can be no assurance that such financings will be available or, if available, on terms attractive to the Company.



                           FORWARD LOOKING STATEMENTS


         WHEN USED IN THIS FORM 10-QSB AND IN FUTURE FILINGS BY THE COMPANY WITH THE SECURITIES AND EXCHANGE COMMISSION (THE "COMMISSION"), THE WORDS OR PHRASES "WILL LIKELY RESULT," "THE COMPANY EXPECTS," "WILL CONTINUE," "IS ANTICIPATED," "ESTIMATED," "PROJECT," OR "OUTLOOK," OR SIMILAR WORDS OR EXPRESSIONS, ARE INTENDED TO IDENTIFY "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. THE COMPANY WISHES TO CAUTION READERS NOT TO PLACE UNDUE RELIANCE ON ANY SUCH FORWARD-LOOKING STATEMENTS, EACH OF WHICH SPEAK ONLY AS OF THE DATE MADE. SUCH STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM HISTORICAL EARNINGS AND THOSE PRESENTLY ANTICIPATED OR PROJECTED. IN LIGHT OF SUCH RISKS AND UNCERTAINTIES, THERE CAN BE NO ASSURANCE THAT FORWARD-LOOKING INFORMATION CONTAINED IN THIS FORM 10-QSB WILL, IN FACT, TRANSPIRE OR PROVE TO BE ACCURATE. THE COMPANY HAS NO OBLIGATION TO PUBLICLY RELEASE THE RESULT OF ANY REVISIONS WHICH MAY BE MADE TO ANY FORWARD-LOOKING STATEMENTS TO REFLECT ANTICIPATED OR UNANTICIPATED EVENTS OR CIRCUMSTANCES OCCURRING AFTER THE DATE OF SUCH STATEMENTS.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

         There have been no new legal proceedings or material changes to legal proceedings during the period from that reported in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996.

Item 2.  Changes in Securities

         None

Item 3.  Defaults Upon Senior Securities

         At March 31, 1997, the Company had outstanding 9% Convertible Debentures due July 1, 2002 (the "9% Convertible Debentures") in the principal amount of $2,299,591. The Company was not in compliance with a required interest coverage ratio of 1.5:1 that the Company is required to maintain while the 9% Convertible Debentures are outstanding. However, the holders of the 9%
Convertible Debentures have granted the Company a waiver effective through September 30, 1997. After that time, the Company will be required to be in compliance with the following financial ratios, so long as the 9% Convertible Debentures remain outstanding: working capital of at least $1,000,000; minimum shareholders equity (net worth) that will be calculated based upon the earnings of the Company and the consideration received by the Company from issuances of securities by the Company; an interest coverage ratio of at least 1.5:1; and a current ratio at the end of any fiscal quarter of at least 1.1:1. Interest on the 9% Convertible Debentures is paid by the Company on a monthly basis. Payments of principal are required to be made by the Company beginning in July 1998 through July 2002. Management believes that the fulfillment of the Company's plans and objectives will enable the Company to attain a sufficient level of profitability to be in compliance with the financial ratios; however, there can be no assurance that the Company will attain any such profitability, be in compliance with the financial ratios upon the expiration of the waivers or be able to obtain an extension or renewal of the waivers. Any acceleration under the 9% Convertible Debentures prior to their maturity on July 1, 2002 could have a material adverse effect upon the Company.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

Item 5.  Other Information

         Effective April 10, 1997, Thomas W. Freeze replaced Jeffrey H. Strasberg as the Company's Vice President, Chief Financial Officer, Treasurer and Secretary.

         On April 29, 1997, the Company filed a Registration Statement on Form S-8 (the "Registration Statement") in connection with the registration of 2,320,000 shares of the Company's common stock, par value $.01 per share, issuable upon the exercise of stock options granted pursuant to the Poore Brothers, Inc. 1995 Stock Option Plan and pursuant to Non-Qualified Stock Option Agreements entered into by the Company. The Registration Statement contains a Reoffer Prospectus in connection with the sale by certain affiliates of the Company of up to 1,528,000 shares of Common Stock issuable to such persons upon the exercise of stock options previously granted to them by the Company.

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits:

Exhibit
Number                              Description

10.1 Amendment dated January 28, 1997, amending Employment Agreement by and between the Company and Wendell T. Jones. **
10.2 Employment Agreement dated January 24, 1997, by and between the Company and Eric J. Kufel. **
10.3 First Amendment to Employment Agreement dated February 2, 1997, amending Employment Agreement by and between the Company and David J. Brennan. **
10.4 Employment Agreement dated February 4, 1997, by and between the Company and Scott D. Fullmer. **
10.5 Employment Agreement dated February 14, 1997, by and between the Company and Glen E. Flook. **
10.6 Second Loan Modification Agreement dated January 10, 1997, by and between the Company and National Bank of Arizona. **
10.7 Commercial Real Estate Purchase Contract and Receipt for Deposit dated January 22, 1997, by and between the Company and D.F. Properties, Inc.
         **
10.8 Separation Agreement and Release of All Claims dated March 10, 1997, by and between the Company and Jeffrey H. Strasberg. *
10.9 Separation Agreement and Release of All Claims dated March 5, 1997, by and between the Company and Kenneth Charbonneau. *
10.10 Employment Agreement dated April 10, 1997, by and between the Company and Thomas W. Freeze. *
11.1     Statement regarding computation of per share earnings. *
27.1     Financial Data Schedule. *

*        Filed herewith.
** Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996.

         (b)   Current reports on Form 8-K.

(1) Current Report on Form 8-K, dated January 10, 1997, regarding the consummation of the sale by the Company of 337,500 shares of Common Stock to Paradise Valley Securities, Inc., the underwriter of the initial public offering of the Company's Common Stock, pursuant to its over-allotment option.
(2) Current Report on Form 8-K, dated January 31, 1997, regarding the appointment of Eric J. Kufel as the Company's President and Chief Executive Officer and the election of Mr. Kufel to the Company's Board of Directors.

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              POORE BROTHERS, INC.

                              By: /s/ Eric J. Kufel
                                  -------------------------------------------
Dated:  May 15, 1997                                Eric J. Kufel
                                        President and Chief Executive Officer
                                            (principal executive officer)


                              By: /s/ Thomas W. Freeze
                                  -------------------------------------------
Dated:  May 15, 1997                              Thomas W. Freeze
                                      Vice President, Chief Financial Officer,
                                               Treasurer and Secretary
                                    (principal financial and accounting officer)

                                  EXHIBIT INDEX



Exhibit
Number                              Description

10.8 Separation Agreement and Release of All Claims dated March 10, 1997, by and between the Company and Jeffrey H. Strasberg.
10.9 Separation Agreement and Release of All Claims dated March 5, 1997, by and between the Company and Kenneth Charbonneau.
10.10 Employment Agreement dated April 10, 1997 by and between the Company and Thomas W. Freeze.
11.1     Statement regarding computation of per share earnings.
27.1     Financial Data Schedule.
                                       13