Form 10QSB
period 1997-06-30
POORE BROTHERS INC
filed 1997-08-14
CIK 944508

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[ X ] Quarterly Report under Section 13 or 15(d) of the Securities Exchange
      Act of 1934 For the quarterly period ended June 30, 1997

                                       OR

[ ] Transition Report under Section 13 or 15(d) of the Securities Exchange
    Act of 1934 For the transition period from _______ to _______


                     Commission File Number 1-14556; 0-21857


                              POORE BROTHERS, INC.
        -----------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)


                   Delaware                                      86-0786101
                   --------                                      ----------
(State or Other Jurisdiction of Incorporation or             (I.R.S. Employer
                 Organization)                               Identification No.)

3500 S. La Cometa Drive, Goodyear, Arizona                          85338
------------------------------------------                          -----
 (Address of Principal Executive Offices)                        (Zip Code)


                                 (602) 932-6200
                                 --------------
                (Issuer's Telephone Number, Including Area Code)



Check  whether the  Registrant:  (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes X No
   ---  ---

As of June 30, 1997, the number of issued and outstanding shares of common stock of the Registrant was 7,051,657.


Transitional Small Business Disclosure Format (check one): Yes   No X
                                                              ---  ---

                                Table of Contents

Part I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

         Consolidated Balance Sheets as of June 30, 1997 and December 31, 1996............................     3
         Consolidated Statements of Operations for the three and six months ended June 30, 1997
         and 1996.........................................................................................     4
         Consolidated Statements of Cash Flows for the six months ended June 30, 1997
         and 1996.........................................................................................     5
         Notes to Consolidated Financial Statements.......................................................     6

Item 2.  Management's Discussion and Analysis of Results of Operations and
         Financial Condition..............................................................................     9

Part II.  OTHER INFORMATION

Item 1.  Legal Proceedings................................................................................    12
Item 2.  Changes in Securities............................................................................    12
Item 3.  Defaults Upon Senior Securities..................................................................    12
Item 4.  Submission of Matters to a Vote of Security Holders..............................................    12
Item 5.  Other Information................................................................................    12
Item 6.  Exhibits and Reports on Form 8-K.................................................................    13

PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements


                      POORE BROTHERS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                            June 30,     December 31,
                                                                            --------     ------------
                                                                                1997            1996
                                                                                ----            ----
                                     ASSETS                              (unaudited)
Current assets:
   Cash and cash equivalents ........................................   $    953,473    $  3,603,850
   Restricted certificate of deposit ................................                      1,250,000
   Short term investments ...........................................      2,003,436
   Accounts receivable, net of allowance of $136,000 in 1997
     and $121,000 in 1996 ...........................................      2,189,806       1,912,064
   Inventories ......................................................        475,880         863,309
   Other current assets .............................................         77,614         193,581
                                                                        ------------    ------------
     Total current assets ...........................................      5,700,209       7,822,804

Property and equipment, net .........................................      6,422,862       4,032,343
Goodwill, net .......................................................      2,233,439       2,295,617
Organizational costs, net ...........................................        148,779         174,614
Other assets ........................................................        109,826          15,067
                                                                        ------------    ------------
     Total assets ...................................................   $ 14,615,115    $ 14,340,445
                                                                        ============    ============


                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable .................................................   $    964,614    $  1,318,952
   Accrued and other current liabilities ............................        403,522         500,192
   Current portion of long-term debt ................................        621,112       1,818,058
                                                                        ------------    ------------
     Total current liabilities ......................................      1,989,248       3,637,202

Long-term debt, less current portion ................................      5,242,598       3,355,651
Other liabilities ...................................................                          6,000
                                                                        ------------    ------------
     Total liabilities ..............................................      7,231,846       6,998,853

Shareholders' equity:
   Common stock, $.01 par value; 15,000,000 shares authorized,
     shares issued and outstanding 7,051,657 (1997), 6,648,824 (1996)         70,516          66,488
   Additional paid-in capital .......................................     10,789,769       9,702,940
   Accumulated deficit ..............................................     (3,477,016)     (2,427,836)
                                                                        ------------    ------------
     Total shareholders' equity .....................................      7,383,269       7,341,592

     Total liabilities and shareholders' equity .....................   $ 14,615,115    $ 14,340,445
                                                                        ============    ============

   The accompanying notes are an integral part of these financial statements.

                      POORE BROTHERS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                Three Months Ended June 30,    Six Months Ended June 30,
                                                ---------------------------    -------------------------
                                                     1997           1996           1997           1996
                                                     ----           ----           ----           ----
                                                 (unaudited)    (unaudited)    (unaudited)    (unaudited)
Revenues .....................................   $ 3,756,427    $ 4,702,808    $ 7,613,814    $ 8,168,848

Cost of sales ................................     2,918,550      3,687,739      5,904,052      6,292,248
                                                 -----------    -----------    -----------    -----------

         Gross profit ........................       837,877      1,015,069      1,709,762      1,876,600

Selling, general and administrative expenses .     1,043,923        845,516      2,200,977      1,698,500

Depreciation and amortization ................       102,684         88,100        197,400        207,670

Sale of Texas distribution business ..........       209,361                       269,859
                                                 -----------    -----------    -----------    -----------

         Operating income (loss) .............      (518,091)        81,453       (958,474)       (29,570)
                                                 -----------    -----------    -----------    -----------

Interest income ..............................        31,911          2,704         74,687          1,949

Interest expense .............................       (84,580)       (93,016)      (165,393)      (185,122)
                                                 -----------    -----------    -----------    -----------

         Net interest expense.................       (52,669)       (90,312)       (90,706)      (183,173)
                                                 -----------    -----------    -----------    -----------

Net loss .....................................   $  (570,760)   $    (8,859)   $(1,049,180)   $  (212,743)
                                                 ===========    ===========    ===========    ===========

Loss per common share and common share
  equivalent .................................   $     (0.08)   $     (0.00)   $     (0.15)   $     (0.05)

Loss per common share - assuming full dilution             *              *              *              *

Weighted average common and common
  equivalent shares outstanding ..............     7,004,826      4,232,036      6,982,594      4,250,490
                                                 ===========    ===========    ===========    ===========

  *Anti-dilutive.

   The accompanying notes are an integral part of these financial statements.

                      POORE BROTHERS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                   Six Months Ended June 30,
                                                                                       1997           1996
                                                                                       ----           ----
                                                                                   (unaudited)    (unaudited)
Cash flows from operating activities:
   Net loss ....................................................................   $(1,049,180)   $  (212,743)
   Adjustments to reconcile net loss to net cash used
   in operating activities:
     Depreciation and amortization .............................................       207,414        207,670
     Bad debt expense ..........................................................        21,500
     Change in operating assets and liabilities:
       Accounts receivable .....................................................      (220,828)      (576,966)
       Inventories .............................................................       230,601        (50,432)
       Other assets and liabilities ............................................        60,107        (28,423)
       Accounts payable and accrued liabilities ................................      (457,008)       319,313
                                                                                   -----------    -----------
Net cash used in operating activities ..........................................    (1,207,394)      (341,581)
                                                                                   -----------    -----------
Cash flows from investing activities:
   Proceeds on disposal of property ............................................       767,859          3,080
    Sale of Texas distribution business.........................................        78,414
    Purchase of equipment ......................................................    (2,275,463)      (357,865)
    Purchase of short term investments .........................................    (2,003,436)
                                                                                   -----------    -----------
Net cash used in investing activities...........................................    (3,432,626)      (354,785)
                                                                                   -----------    -----------
Cash flows from financing activities:
   Proceeds from issuance of common stock ......................................     1,253,431      1,046,511
   Payments on purchase of common stock ........................................                      (56,709)
   Stock issuance costs ........................................................      (162,574)       (94,639)
   Proceeds from issuance of long-term debt.....................................     1,677,793
   Payments made on long-term debt .............................................    (2,010,723)       (91,760)
   Net decrease in restricted certificate of deposit............................     1,250,000
   Net increase (decrease) in working capital line of credit....................       (18,284)       127,000
                                                                                   -----------    -----------
Net cash provided by financing activities ......................................     1,989,643        930,403
                                                                                   -----------    -----------
Net increase (decrease) in cash and cash equivalents ...........................    (2,650,377)       234,037
Cash and cash equivalents at beginning of period ...............................     3,603,850        200,603
                                                                                   -----------    -----------
Cash and cash equivalents at end of period .....................................   $   953,473    $   434,640
                                                                                   ===========    ===========

Supplemental disclosures of cash flow information:
   Summary of non cash investing and financing activities:
     Construction loan for new facility ........................................   $   998,746
     Mortgage impounds for interest, taxes and insurance .......................        35,990
     Note received for sale of Texas distribution business .....................        78,414
     Capital lease obligation incurred - equipment acquisition .................         6,479    $   148,112
   Cash paid during the six months for interest, net of amounts
   capitalized .................................................................       194,793        220,289

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

         On June 4, 1997, Poore Brothers of Texas, Inc. ("PB Texas"), a wholly-owned subsidiary of Poore Brothers, Inc., sold its Houston, Texas distribution business to Mr. David Hecht, (the "Buyer"), pursuant to an Asset Purchase, Licensing and Distribution Agreement effective June 1,
     1997. Under the Agreement, the Buyer was sold certain assets of PB Texas (including inventory, vehicles and capital equipment), was granted a license to be the Company's exclusive distributor in the Houston, Texas market, and agreed not to distribute any other brand of kettle chips.

         The Company manufactures and distributes potato chip and other snack food products under the Poore Brothers(TM) brand name, as well as private label potato chips and also distributes a wide variety of other independently manufactured snack food items.

     Basis of Presentation

         The consolidated financial statements include the accounts of Poore Brothers, Inc. and all of its controlled subsidiaries. In all situations, the Company owns from 94% to 100% of the voting interests of the controlled subsidiaries. All significant intercompany amounts and transactions have been eliminated. The financial statements have been prepared in accordance with the instructions for Form 10-QSB and, therefore, do not include all the information and footnotes required by generally accepted accounting principles. In the opinion of the Company, all adjustments required to fairly present the Company's financial position, results of operations and cash flows as of June 30, 1997 have been made. A description of the Company's accounting policies and other financial information is included in the audited December 31, 1996 financial statements filed with the Form 10-KSB. Included in this filing are footnotes and information that is new or updated subsequent to the filing of the Form 10-KSB for the fiscal year ended December 31, 1996. The results of operations for the quarter and six months ended June 30, 1997 are not necessarily indicative of the results expected for the full year.

     Loss Per Share

         Loss per common share and common share equivalent ("loss per common share") is computed by dividing the net loss by the weighted average number of shares of Common Stock and common stock equivalents outstanding during each period. Pursuant to the Securities and Exchange Commission Staff Accounting Bulletin (SAB) No. 83, Company issuance of Common Stock, and options and warrants to purchase Common Stock granted by the Company during the 12 months immediately preceding the initial filing date of the public offering have been included in the calculation of weighted average number of shares of Common Stock outstanding as if the underlying shares were outstanding for all periods presented (even if anti-dilutive, using the treasury stock method and an offering price of $3.50 per share). The effect on loss per common share for the outstanding options and warrants issued prior to the one year period preceding the initial public offering have been excluded from the loss per common share computation as they are anti-dilutive. For 1996, the principles of SAB No. 83 were applied for the first three quarters of the year before the initial public offering became effective. For the first half of 1997, the principles of Accounting Principles Board Opinion No. 15 were followed. Accordingly, the effect on loss per common share of the outstanding options and warrants in the first half of 1997 have been excluded from the computation as they are anti-dilutive. Loss per common share, assuming full dilution, is not applicable for loss periods as it is anti-dilutive.

2.   Long-Term Debt

         On June 4, 1997, the Company refinanced its $998,746 construction loan provided by National Bank of Arizona, for the Company's new 60,000 square foot manufacturing, distribution and headquarters facility in Goodyear, Arizona. The new permanent financing, provided by Morgan Guaranty Trust Company of New York, is a $2 million, 15-year mortgage at 9.03%.

         In addition, on June 25, 1997, the Company received funding of $719,007 from FINOVA Capital Corporation on a $930,000, 5-year, 8.71% equipment lease line for new production equipment installed recently in the Company's new facility.

3.   Litigation

         On July 11, 1997, summary judgment was granted in favor of all defendants, including Poore Brothers Southeast, Inc., a subsidiary of Poore Brothers, Inc., on all counts of the Gossett lawsuit. In that lawsuit, James Gossett asserted that he was entitled to acquire up to 49% of the stock of Poore Brothers Southeast, Inc. pursuant to an alleged oral agreement with Mark Howells, Poore Brothers' current Chairman of the Board of Directors. Mr. Gossett also asserted claims based upon an alleged breach of fiduciary duty and alleged interference with the business of Poore Brothers Pacific, Inc., a company with which Mr. Gossett claimed to be associated. In its July 11, 1997 Order, the Maricopa County (Arizona) Superior Court ruled that there was no oral contract and that the remainder of plaintiffs' claims could not support a cause of action against the defendants. Because no final judgment has been entered by the Court, the time for filing post-judgment motions and/or for perfecting an appeal has not expired.

4.   Pro Forma Financial Statements

         On June 4, 1997, Poor Brothers of Texas, Inc. ("PB Texas"), a wholly-owned subsidiary of the Registrant, entered into an Asset Purchase, Licensing and Distribution Agreement effective June 1, 1997, pursuant to which PB Texas sold certain assets (including inventory, vehicles and capital equipment) to Mr. David Hecht (the "Buyer"). In addition, pursuant to the Agreement the Buyer has been granted a license to be Registrant's exclusive distributor in the Houston, Texas market. The purchase price for the assets sold by PB Texas is approximately $157,000, 50% of which was paid by the Buyer in cash at the closing and 50% of which will be paid pursuant to a one year, non-interest bearing promissory note issued by the Buyer to the Registrant. The Registrant will provide certain financial support to the Buyer, estimated at up to $40,000, in connection with the transition of the business to the Buyer. As a result of this transaction, the PB Texas distribution operation has been dissolved.

         Pro forma information has been provided below for the following periods
- the three months ended June 30, 1997 and 1996; and the six months ended June 30, 1997 and 1996. The pro forma data is based on the historical statement of operations, with elimination of all PB Texas transactions. The revenue decrease associated with the elimination of PB Texas was $447,128 for the three months ended June 30, 1997 and $1,323,427 for the six months then ended. Costs and expenses were reduced with the elimination of PB Texas by $506,489 for the three months ended June 30, 1997 and $1,443,286 for the six months ended June 30, 1997. There was an additional one time charge of $150,000 in June 1997 associated with the disposition of PB Texas. Accordingly, the financial statements have been adjusted to reflect the above mentioned amounts.

                              POORE BROTHERS, INC.
                       PRO FORMA STATEMENTS OF OPERATIONS

                                                  Three months ended June 30,    Six months ended June 30,
                                                      1997           1996          1997             1996
                                                  -----------    -----------    -----------     -----------
Revenues                                          $ 3,756,427    $ 3,867,748    $ 7,613,814     $ 6,761,641
Cost of sales                                       2,918,550      2,958,785      5,904,052       5,030,531
                                                  -----------    -----------    -----------     -----------
     Gross profit                                     837,877        908,963      1,709,762       1,731,110
Selling, general and administrative expenses        1,043,923        711,047      2,200,977       1,406,291
Depreciation and amortization                         102,684         79,100        197,400         189,670
                                                  -----------    -----------    -----------     -----------
     Operating income (loss)                         (308,730)       118,816       (688,615)        135,149
Net interest expense                                  (52,669)       (91,144)       (90,706)       (182,425)
                                                  -----------    -----------    -----------     -----------
     Net income (loss)                               (361,399)        28,672       (779,321)        (47,276)
                                                  ===========    ===========    ===========     ===========
Loss per common share and common share
equivalent                                        $     (0.05)          0.01          (0.11)          (0.01)
                                                  ===========    ===========    ===========     ===========

5.   New Accounting Pronouncements

         In February 1997, the Financial Accounting Standard Board ("FASB") adopted Statement of Financial Accounting Standard No. 128, Earnings per Share ("SFAS 128"), which supersedes and simplifies the standards for computing earnings per share ("EPS") previously found in Accounting Principles Board Opiniion No. 15, Earnings per Share ("APB 15"). SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods; earlier application is not permitted. The Company will provide the required EPS disclosures in its financial statements commencing with the fiscal year ended December 31, 1997. SFAS 128 requires restatement of all prior period EPS data presented. Pursuant to the provisions of SFAS 128, the Company's net loss per common share was $.08 for the 1997 second quarter and $.00 for the 1996 second quarter. The application of the provisions of SFAS 128 would have no effect on the amounts reported in the 1997 and 1996 second quarters for net loss per common share assuming full dilution.

         In February 1997, FASB issued SFAS No. 129, Disclosure of Information about Capital Structure. This statement established standards for disclosing information about an entity's capital structure. The Company has not yet determined the effect, if any, of SFAS No. 129 on the consolidated financial statements.

         FASB Statement No. 130 "Reporting Comprehensive Income," which the company will adopt during the first quarter of 1998, establishes standards for reporting and display of comprehensive income and its components in financial statements. Comprehensive income generally represents all changes in shareholders' equity except those resulting from investments by or distributions to shareholders. The Company has not yet determined the effect, if any, of SFAS No. 130 on the consolidated financial statements.

         In June 1997, the FASB issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. This Statement will change the way public companies report information about segments of their business in their annual financial statements and requires them to report selected segment information in their quarterly reports issued to shareholders. It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues, and its major customers. The Statement is effective for fiscal years beginning after December 15, 1997. The Company has not yet determined the effect, if any, of SFAS 131 on the consolidated financial statements.

Item 2. Management's  Discussion and Analysis of
Results of Operations and Financial Condition

Results of Operations

         Quarter ended June 30, 1997 compared to the quarter ended June 30, 1996

         Revenues for the three months ended June 30, 1997 were $3,756,427, down $946,381 or 20%, from $4,702,808 for the three months ended June 30, 1996. The disposition of the PB Texas distribution operation contributed $909,427 to the revenue decline. An additional $296,022 resulted from the decrease in sales of products manufactured by others, primarily due to the elimination of several unprofitable product lines. Poore Brothers manufactured potato chip revenues, excluding PB Texas, for the second quarter of 1997 were $2,943,898, up $259,068 or 10%, from $2,684,830 for the second quarter of 1996, driven by expanded geographic markets and increased sales of low-fat product.

         Gross profit for the three months which ended June 30, 1997, was $837,877, or 22% of revenues, as compared to $1,015,069, or 22% of revenues, for the three months which ended June 30, 1996. The decrease in gross profit dollars of $177,192 was due to lower revenues.

         Selling, general and administrative expenses increased to $1,043,923 for the three months ended June 30, 1997 from $845,516 for the same period in 1996. This represented a $198,407 increase, or 23%, over the second quarter of 1996. Included in selling, general, and administrative expenses were $84,000 of insurance, printing, legal and accounting expenses not incurred prior to Poore Brothers becoming a public company in December 1996. Also, charges of $44,000 were incurred due to the required occupancy of dual facilities while the Company completes the transition to its new Arizona facility. In addition, the Company has incurred $54,000 in increased freight costs due to the expansion of sales into new geographical regions.

         Depreciation and amortization totaled $102,684 for the quarter ended June 30, 1997 and $88,100 for the quarter ended June 30, 1996. The increase of $14,584 or 17%, was primarily due to the purchase of new manufacturing equipment.

         During the second quarter of 1997, the Company incurred a loss of $209,361 in connection with its PB Texas subsidiary. These charges include a loss from operations in the amount of $59,361. An additional $150,000 in charges were incurred to dispose of the PB Texas business. These costs are related to asset write-downs, severance and other shutdown expenses.

         Net interest expense decreased to $52,669 for the quarter ended June 30, 1997 from $90,312 for the quarter ended June 30, 1996. This decrease was due primarily to interest income generated from investment of the proceeds of the initial public offering and secondarily from lower interest expense resulting from payments on the Company's indebtedness with a portion of the proceeds from the initial public offering.

         The Company's net losses for the quarters ended June 30, 1997 and June 30, 1996 were $570,760 and $8,859, respectively. The increased net loss was attributable primarily to the disposition of the Texas operation, and the higher selling, general and administrative expenses.

         Six months ended June 30, 1997 compared to the six months ended June 30, 1996

         Revenues for the six months ended June 30, 1997 were $7,613,814, down $555,034 or 7%, from $8,168,848 for the six months ended June 30, 1996. The disposition of the PB Texas distribution operation decreased revenue by $1,616,214. This decrease was offset by significant growth in the Company's own manufactured product lines. Sales of Kettle chips grew to $4,946,400, up $755,298 or 18%, from $4,191,102, for the same six-month period in 1996. The private label business, launched in the first quarter of 1996, generated revenues of $462,214 for the first six months of 1997, up $82,584 or 22% from the same period of 1996. The low-fat business, launched during June of 1996; contributed $272,097 for the first six months of 1997, compared to only $14,724 during the first half of 1996. Sales of products manufactured by others declined only $34,075 to $1,933,103 despite the Company's elimination of several unprofitable lines.

         Gross profit for the six months ended June 30, 1997 was $1,709,762 or 22% of revenues, as compared to $1,876,600 or 23% of revenues for the six months ended June 30, 1996. This decrease in gross profit is due to lower revenues and a slight erosion in gross profit as a percentage of sales. Gross profit as a percentage of sales decreased slightly due to higher labor costs associated with the transition to new equipment and a new facility, along with slightly higher raw material costs than experienced in 1996.

         Selling, general and administrative expenses increased to $2,200,977 for the six months ended June 30, 1997, up $502,477 or 30%, from $1,698,500 in 1996. Included in selling, general and administrative expenses in 1997 were approximately $255,000 of expenses related to severance, relocation, moving and equipment writedowns. In addition, $108,000 of insurance, printing, legal and accounting expenses were incurred during the first six months of 1997 that were not incurred prior to the initial public offering that occurred in December 1996. Due to the expansion into new geographical regions, the Company has incurred $93,000 in additional freight costs.

         The Sale of Texas distribution business reflects a $119,859 loss from operations of the PB Texas business, along with one-time expenses of $150,000 related to the disposal of the operation.

         Depreciation and amortization totaled $197,400 for the six months ended June 30, 1997 and $207,670 for the six months ended June 30, 1996. The decrease of $10,270, or 5%, was partially due to the sale of the Company's old Goodyear, Arizona facilities in February, offset by new equipment additions. Since the sale and until the Company completes the move to the new facility, rental charges on the old buildings will be incurred.

         Net interest expense decreased to $90,706 for the six months ended June 30, 1997 from $183,173 for the six months ended June 30, 1996. This decrease was due primarily to interest income generated from investment of the proceeds of the initial public offering and secondarily from lower interest expense resulting from lower interest expense resulting from payments on the Company's indebtedness with a portion of the proceeds from the initial public offering.

         The Company's net losses for the six months ended June 30, 1997 and June 30, 1996 were $1,049,180 and $212,743 respectively. The increased net loss was attributable to lower gross profit due to lower revenues, disposal of PB Texas distribution business, along with higher selling, general and administrative expenses.

Liquidity and Capital Resources

         Net working capital was $3,710,961 at June 30, 1997, with a current ratio of 2.9:1. At December 31, 1996, net working capital was $4,185,602 with a current ratio of 2.2:1. The $474,641 decrease in working capital was primarily attributable to the Company's cash operating loss of approximately $820,000. During the second quarter of 1997, the Company refinanced its $1 million new facility construction loan into a $2 million, 15-year mortgage arrangement at 9.03% with Morgan Guaranty Trust Company of New York. In addition, the Company received funding of $719,000 from FINOVA Capital Corporation on a $930,000, 5-year, 8.71% equipment lease line for new production equipment installed at the new facility.

       As a result of the expansion of the Company's operations, the Company may incur additional operating losses in the future. Expenditures relating to market and territory expansion, new product development and equipment relocation may adversely affect cost of sales and selling, general and administrative expenses and consequently may adversely affect operating and net income. These types of expenditures are expensed for accounting purposes as incurred, while revenue generated from the result of such expansion may benefit future periods.

       Management believes that existing working capital, together with available line of credit borrowings and anticipated cash flows from operations, will be sufficient to finance the operations of the Company for at least the next twelve months. The belief is based on current operating plans and certain assumptions, including those relating to the Company's future revenue levels and expenditures, industry and general economic conditions and other conditions. If any of these factors change, the Company may require future debt or equity financings to meet its business requirements. There can be no assurance that such financings will be available or, if available, on terms attractive to the Company.


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

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

         On July 11, 1997, summary judgment was granted in favor of all defendants, including Poore Brothers Southeast, Inc., a subsidiary of Poore Brothers, Inc., on all counts of the Gossett lawsuit. In that lawsuit, James Gossett asserted that he was entitled to acquire up to 49% of the stock of Poore Brothers Southeast, Inc. pursuant to an alleged oral agreement with Mark Howells, Poore Brothers' current Chairman of the Board of Directors. Mr. Gossett also asserted claims based upon an alleged breach of fiduciary duty and alleged interference with the business of Poore Brothers Pacific, Inc., a company with which Mr. Gossett claimed to be associated. In its July 11, 1997 Order, the Maricopa County (Arizona) Superior Court ruled that there was no oral contract and that the remainder of plaintiffs' claims could not support a cause of action against the defendants. Because no final judgment has been entered by the Court, the time for filing post-judgment motions and/or for perfecting an appeal has not expired.

Item 2.  Changes in Securities

         None

Item 3.  Defaults Upon Senior Securities

         At June 30, 1997, the Company had outstanding 9% Convertible Debentures due July 1, 2002 (the "9% Convertible Debentures") in the principal amount of $2,299,591. The Company was not in compliance with a required interest coverage ratio of 1.5:1 that the Company is required to maintain while the 9% Convertible Debentures are outstanding. However, the holders of the 9% Convertible
Debentures have granted the Company a waiver effective through September 30, 1997. After that time, the Company will be required to be in compliance with the following financial ratios, so long as the 9% Convertible Debentures remain outstanding: working capital of at least $1,000,000; minimum shareholders equity (net worth) that will be calculated based upon the earnings of the Company and the consideration received by the Company from issuances of securities by the Company; an interest coverage ratio of at least 1.5:1; and a current ratio at the end of any fiscal quarter of at least 1.1:1. Interest on the 9% Convertible Debentures is paid by the Company on a monthly basis. Payments of principal are required to be made by the Company beginning in July 1998 through July 2002. Management believes that the fulfillment of the Company's plans and objectives will enable the Company to attain a sufficient level of profitability to be in compliance with the financial ratios or alternatively, that the Company will be able to obtain an extension or renewal of the waivers; however, there can be no assurance that the Company will attain any such profitability, be in compliance with the financial ratios upon the expiration of the waivers or be able to obtain an extension or renewal of the waivers. Any acceleration under the 9% Convertible Debentures prior to their maturity on July 1, 2002 could have a material adverse effect upon the Company.

Item 4.  Submission of Matters to a Vote of Security Holders

(a) The Annual Meeting of Stockholders of the Company (the "Meeting") was held on June 12, 1997.

(b) Proxies for the Meeting were solicited pursuant to Regulation 14A under the Exchange Act. There was no solicitation in opposition to the management's nominees as listed in the proxy statement and all of such nominees were elected.

(c) At the Meeting, the Company's stockholders voted upon the election of six directors of the Company. Management's nominees were Messrs. Mark S. Howells, Eric J. Kufel, Jeffrey J. Puglisi, Parris H. Holmes, Jr., Robert
     C. Pearson and Aaron M. Shenkman. There were no other nominees. The following are the respective numbers of votes cast "for" and withheld with respect to each nominee. There were no votes cast against or broker non-votes with respect to any nominee.

Name of Nominee            Votes Cast For           Votes Withheld
---------------            --------------           --------------

Mark S. Howells               5,220,944                29,675

Eric J. Kufel                 5,221,219                29,400

Jeffrey J. Puglisi            5,221,219                29,400

Parris H. Holmes, Jr.         5,221,094                29,525

Robert C. Pearson             5,221,219                29,400

Aaron M. Shenkman             5,221,219                29,400


At the Meeting, stockholders also voted upon a proposal to amend the Company's 1995 Stock Option Plan to increase the number of shares of the Company's Common Stock reserved for issuance pursuant to options granted thereunder by 500,000, from 1,000,000 to 1,500,000 shares. The following votes were cast at the Meeting with regard to such proposal.


For            Against             Abstentions and Broker Non-Votes
---            -------             --------------------------------

2,978,823      190,358                       2,081,438


As such proposal received a majority of the votes cast at the Meeting, such proposal was adopted. There were no other matters voted upon at the Meeting.

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits:

Exhibit
Number                              Description

10.1 Employment Agreement dated April 10, 1997, by and between the Company and Thomas W. Freeze.**
10.2 Asset Purchase, Licensing and Distribution Agreement dated as of June 1, 1997, by and between Poore Brothers of Texas, Inc. and Mr. David Hecht.***
10.3 Fixed Rate Note dated June 4, 1997, by and between La Cometa Properties, Inc. and Morgan Guaranty Trust Company of New York.*
10.4 Deed of Trust and Security Agreement dated June 4, 1997, by and between La Cometa Properties, Inc. and Morgan Guarantee Trust Company of New York.*
10.5 Guaranty Agreement dated June 4, 1997, by and between the Company and Morgan Guaranty Trust Company of New York.*
10.6 Equipment Lease Agreement dated June 9, 1997, by and between Poore Brothers of Arizona, Inc. and FINOVA Capital Corporation.*
11.1     Statement regarding computation of per share earnings. *
27.1     Financial Data Schedule. *
99.1     Poore Brothers, Inc. 1995 Stock Option Plan*

*        Filed herewith.
** Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 1997.
*** Incorporated by reference to the Company's Current Report on Form 8-K dated June 4, 1997.

         (b)   Current reports on Form 8-K.

(1) Current Report on Form 8-K, dated June 4, 1997, regarding the consummation of the sale by Poore Brothers of Texas, Inc. of its Houston, Texas distribution business.

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        POORE BROTHERS, INC.

                                        By: /s/ Eric J. Kufel
                                           -------------------------------------
Dated:  August 14, 1997                            Eric J. Kufel
                                           President and Chief Executive Officer
                                               (principal executive officer)


                                        By: /s/ Thomas W. Freeze
                                           -------------------------------------
Dated:  August 14, 1997                            Thomas W. Freeze
                                           Vice President, Chief Financial
                                                  Officer, Treasurer and
                                                  Secretary
                                          (principal financial and accounting
                                           officer)

                                  EXHIBIT INDEX



Exhibit
Number                              Description

10.3 Fixed Rate Note dated June 4, 1997, by and between La Cometa Properties, Inc. and Morgan Guaranty Trust Company of New York.
10.4 Deed of Trust and Security Agreement dated June 4, 1997, by and between La Cometa Properties, Inc. and Morgan Guarantee Trust Company of New York.
10.5 Guaranty Agreement dated June 4, 1997, by and between the Company and Morgan Trust Guaranty Company of New York.
10.6 Equipment Lease Agreement dated June 9, 1997, by and between Poore Brothers of Arizona, Inc. and FINOVA Capital Corporation.
11.1     Statement regarding computation of per share earnings.
27.1     Financial Data Schedule.
99.1     Poore Brothers, Inc. 1995 Stock Option Plan
                                       15