Form 10QSB
period 1997-09-30
POORE BROTHERS INC
filed 1997-11-14
CIK 944508

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[ X ] Quarterly Report under Section 13 or 15(d) of the Securities  Exchange
      Act of 1934 For the quarterly period ended September 30, 1997

                                       OR

[   ] Transition  Report under Section 13 or 15(d) of the Securities  Exchange
      Act of 1934 For the transition period from _______ to _______


                     Commission File Number 1-14556; 0-21857


                              POORE BROTHERS, INC.
               ---------------------------------------------------
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
                                                                  Yes  X  No
     `                                                                ---    ---


As of September 30, 1997, the number of issued and outstanding shares of common stock of the Registrant was 7,051,657.


Transitional Small Business Disclosure Format (check one):        Yes     No  X
                                                                      ---    ---

                                Table of Contents


Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated  Balance  Sheets as of  September  30,  1997 and
         December 31, 1996 ....................................................3
         Consolidated  Statements of Operations for the three and nine months ended September 30, 1997 and 1996 .............................4
         Consolidated  Statements  of Cash  Flows for the nine  months ended September 30, 1997 and 1996 ....................................5
         Notes to Financial Statements ........................................6

Item 2.  Management's Discussion and Analysis of Results of Operations
         and Financial Condition ..............................................9

Part II. OTHER INFORMATION

Item 1.  Legal Proceedings....................................................13

Item 2.  Changes in Securities and Use of Proceeds............................13

Item 3.  Defaults Upon Senior Securities......................................13

Item 4.  Submission of Matters to a Vote of Security Holders..................13

Item 5.  Other Information....................................................13

Item 6.  Exhibits and Reports on Form 8-K.....................................14

PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements


                      POORE BROTHERS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                              September 30,        December 31,
                                                                              -------------        ------------
                                                                                   1997                1996
                                                                                   ----                ----
                                               ASSETS                          (unaudited)
Current assets:
   Cash and cash equivalents ..........................................       $    937,407        $  3,603,850
   Restricted certificate of deposit ..................................                              1,250,000
   Short term investments .............................................          1,022,439
   Accounts receivable, net of allowance of $176,000 in 1997
     and $121,000 in 1996 .............................................          1,819,492           1,912,064
   Inventories ........................................................            518,720             863,309
   Other current assets ...............................................            247,786             193,581
                                                                              ------------        ------------
     Total current assets .............................................          4,545,844           7,822,804

Property and equipment, net ...........................................          6,592,150           4,032,343
Goodwill, net .........................................................          2,202,350           2,295,617
Organizational costs, net .............................................            136,040             174,614
Other assets ..........................................................            111,576              15,067
                                                                              ------------        ------------
     Total assets .....................................................       $ 13,587,960        $ 14,340,445
                                                                              ============        ============


                                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable ...................................................       $    611,960        $  1,318,952
   Accrued and other current liabilities ..............................            561,147             500,192
   Current portion of long-term debt ..................................          1,349,706           1,818,058
                                                                              ------------        ------------
     Total current liabilities ........................................          2,522,813           3,637,202

Long-term debt, less current portion ..................................          4,946,020           3,355,651
Other liabilities .....................................................                                  6,000
                                                                              ------------        ------------
     Total liabilities ................................................          7,468,833           6,998,853

Shareholders' equity:
   Common stock, $.01 par value; 15,000,000 shares authorized,
     shares issued and outstanding 7,051,657 (1997), 6,648,824 (1996)               70,516              66,488
   Additional paid-in capital .........................................         10,794,768           9,702,940
   Accumulated deficit ................................................         (4,746,157)         (2,427,836)
                                                                              ------------        ------------
     Total shareholders' equity .......................................          6,119,127           7,341,592

     Total liabilities and shareholders' equity .......................       $ 13,587,960        $ 14,340,445
                                                                              ============        ============

   The accompanying notes are an integral part of these financial statements.

                      POORE BROTHERS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                        Three Months Ended                 Nine Months Ended
                                                           September 30,                     September 30,
                                                  -----------------------------     -----------------------------
                                                       1997             1996             1997             1996
                                                       ----             ----             ----             ----
                                                   (unaudited)      (unaudited)      (unaudited)      (unaudited)
Revenues .....................................    $  3,334,303     $  5,019,964     $ 12,658,902     $ 13,549,778

Cost of sales ................................       3,011,936        4,177,929       11,139,582       11,345,613
                                                  ------------     ------------     ------------     ------------

     Gross profit ............................         322,367          842,035        1,519,320        2,204,165

Selling, general and administrative expenses .       1,009,093          908,031        3,020,292        2,299,731

Closing of Tennessee manufacturing operation .         470,021                           470,021

Sale of Texas distribution business ..........                                           150,000
                                                  ------------     ------------     ------------     ------------

     Operating (loss) ........................      (1,156,747)         (65,996)      (2,120,993)         (95,566)
                                                  ------------     ------------     ------------     ------------

Interest income ..............................          29,266              879          109,725            2,828

Interest expense .............................        (141,660)        (102,172)        (307,053)        (287,294)
                                                  ------------     ------------     ------------     ------------

     Net interest expense ....................        (112,394)        (101,293)        (197,328)        (284,466)
                                                  ------------     ------------     ------------     ------------

Net loss .....................................    $ (1,269,141)    $   (167,289)    $ (2,318,321)    $   (380,032)
                                                  ============     ============     ============     ============
Loss per common share and common share
   equivalent ................................    $      (0.18)    $      (0.04)    $      (0.33)    $      (0.09)
                                                  ============     ============     ============     ============

Loss per common share - assuming full dilution          *                *                *                *

Weighted average common and common share
   equivalent shares outstanding .............       7,051,657        4,232,036        7,007,091        4,244,155
                                                  ============     ============     ============     ============
*Anti-dilutive.

   The accompanying notes are an integral part of these financial statements.

                      POORE BROTHERS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   Nine Months Ended September 30,
                                                                   -------------------------------
                                                                        1997            1996
                                                                        ----            ----
                                                                     (unaudited)     (unaudited)
Cash flows from operating activities:
   Net loss ....................................................    $(2,318,321)    $  (380,032)
   Adjustments to reconcile net loss to net cash used
     in operating activities:
     Depreciation ..............................................        249,707         178,741
     Amortization ..............................................        131,841         136,156
     Bad debt expense ..........................................         61,000          35,068
     Loss on disposition of businesses .........................        428,000
   Change in operating assets and liabilities:
       Accounts receivable .....................................         31,572        (878,677)
       Inventories .............................................        187,761        (125,266)
       Other assets and liabilities ............................        (88,873)       (155,216)
       Accounts payable and accrued liabilities ................       (748,655)        388,829
                                                                    -----------     -----------
Net cash used in operating activities ..........................     (2,065,968)       (800,397)
                                                                    -----------     -----------
Cash flows from investing activities:
    Proceeds on disposal of property ...........................        770,559
    Sale of Texas distribution business ........................         78,414
    Purchase of short term investments .........................     (1,022,439)
    Purchase of equipment ......................................     (2,789,287)       (425,835)
                                                                    -----------     -----------
Net cash used in investing activities ..........................     (2,962,753)       (425,835)
                                                                    -----------     -----------
Cash flows from financing activities:
    Proceeds from issuance of common stock .....................      1,253,431       1,046,511
    Payments on purchase of common stock .......................                        (56,709)
    Stock issuance costs .......................................       (157,575)        (94,639)
    Proceeds from issuance of long-term debt ...................      1,734,627
    Payments made on long-term debt ............................     (2,069,812)       (177,032)
    Net decrease in restricted certificate of deposit ..........      1,250,000
    Net increase in working capital line of credit .............        351,607         487,838
                                                                    -----------     -----------
Net cash provided by financing activities ......................      2,362,278       1,205,969
                                                                    -----------     -----------
Net increase (decrease) in cash and cash equivalents ...........     (2,666,443)        (20,263)
Cash and cash equivalents at beginning of period ...............      3,603,850         200,603
                                                                    -----------     -----------
Cash and cash equivalents at end of period .....................    $   937,407     $   180,340
                                                                    ===========     ===========

Supplemental disclosures of cash flow information:
  Summary of non cash investing and financing activities:
       Construction loan for new facility ......................    $   998,746     $   329,981
       Westminster warrants ....................................                        630,000
       Mortgage impounds for interest, taxes and insurance .....         35,990
       Note received for sale of Texas distribution business ...         78,414
       Capital lease obligation incurred - equipment acquisition         70,859         226,220
  Cash paid during the nine months for interest, net of amounts
       capitalized .............................................        330,223         312,981

   The accompanying notes are an integral part of these financial statements.

                      POORE BROTHERS, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS


1.   Organization and Summary of Significant Accounting Policies:

     General

          Poore Brothers, Inc. (the "Company"), a Delaware corporation, was organized in February 1995 as a holding company and on May 31, 1995 acquired substantially all of the equity of Poore Brothers Southeast, Inc. ("PB Southeast") in an exchange transaction pursuant to which 1,560,000 previously unissued shares of the Company's common stock, par value $.01 per share (the "Common Stock"), were exchanged for 150,366 issued and outstanding shares of PB Southeast's common stock. The exchange transaction with PB Southeast has been accounted for similar to a pooling since both entities had common ownership and control immediately prior to the transaction. In December 1996, the Company completed an initial public offering of its common stock. During 1997, the Company disposed of its Houston, Texas distribution business and closed its Tennessee manufacturing operation. See Note 2 to the financial statements.

          The Company manufactures and distributes potato chips under the Poore Brothers(TM) brand name, as well as private label potato chips, and also distributes a variety of other independently manufactured snack food items.

     Basis of Presentation

          The consolidated financial statements include the accounts of Poore Brothers, Inc. and all of its controlled subsidiaries. In all situations, the Company owns from 99% to 100% of the voting interests of the controlled subsidiaries. All significant intercompany amounts and transactions have been eliminated. The financial statements have been prepared in accordance with the instructions for Form 10-QSB and, therefore, do not include all the information and footnotes required by generally accepted accounting principles. In the opinion of the Company, all adjustments required to fairly present the Company's financial position, results of operations and cash flows as of September 30, 1997 have been made. A description of the Company's accounting policies and other financial information is included in the audited December 31, 1996 financial statements filed with the Form 10-KSB for the fiscal year ended December 31, 1996. Included in this filing are footnotes and information that is new or updated subsequent to the filing of the Form 10-KSB. The results of operations for the quarter and nine months ended September 30, 1997 are not necessarily indicative of the results expected for the full year.

          Certain expenses relating to manufacturing costs and promotional expenses have been reclassified for the previously reported periods shown as part of this current filing in order to conform to the current financial statement classifications and to those that are preferred in the industry. The current and previously reported amounts are shown in the table below.

                                                  Three months ended               Nine months ended
                                                  September 30, 1996               September 30, 1996
                                             ----------------------------    ----------------------------
                                              Previously       Current        Previously       Current
                                               reported         filing         reported         filing
                                             ------------    ------------    ------------    ------------
Revenues .................................   $  4,792,000    $  5,019,964    $ 12,960,848    $ 13,549,778
Cost of sales ............................      3,639,305       4,177,929       9,931,553      11,345,613
Gross profit .............................      1,152,695         842,035       3,029,295       2,204,165
Operating expenses and restructuring costs      1,218,691         908,031       3,124,861       2,299,731
Operating (loss) .........................        (65,996)        (65,996)        (95,566)        (95,566)

     Loss Per Share

          Loss per common share and common share equivalent ("loss per common share") is computed by dividing the net loss by the weighted average number of shares of Common Stock and common stock equivalents outstanding during each period. Pursuant to the Securities and Exchange Commission Staff Accounting Bulletin (SAB) No. 83, Company issuance of Common Stock, and options and warrants to purchase Common Stock granted by the Company during the 12 months immediately preceding the initial filing date of the Company's initial public offering have been included in the calculation of weighted average number of shares of Common Stock outstanding as if the underlying shares were outstanding for all periods presented (even if anti-dilutive, using the treasury stock method and an offering price of $3.50 per share). The effect on loss per common share for the outstanding options and warrants issued prior to the one year period preceding the initial public offering have been excluded from the loss per common share computation as they are anti-dilutive. For 1996, the principles of SAB No. 83 were applied for the first nine months of the year before the initial public offering became effective. For the first nine months of 1997, the principles of Accounting Principles Board Opinion No. 15 were followed. Accordingly, the effect on loss per common share of the outstanding options and warrants in the first nine months of 1997 have been excluded from the computation as they are anti-dilutive. Loss per common share, assuming full dilution, is not applicable for loss periods as it is anti-dilutive.

2.   Restructuring Actions

          On June 4, 1997, Poore Brothers of Texas, Inc. ("PB Texas"), a wholly-owned subsidiary of Poore Brothers, Inc., sold it's Houston, Texas distribution business to Mr. David Hecht (the "Buyer"), pursuant to an Asset Purchase, Licensing and Distribution Agreement effective June 1,
     1997. Under the Agreement, the Buyer was sold certain assets of PB Texas (including inventory, vehicles and capital equipment), was granted a license to be the Company's exclusive distributor in the Houston, Texas market, and agreed not to distribute any other brand of kettle chips. The "Sale of Texas distribution business" in the Statement of Operations reflects a $150,000 one-time charge for the sale of PB Texas. This charge included amounts related to asset write-downs ($83,000), salaries and benefits ($57,000), and lease termination costs ($10,000) related to the disposal of the business in June 1997.

          In September 1997, the Company consolidated all of its manufacturing operations into its new 60,000 square foot Goodyear, Arizona facility. As part of the consolidation, the Company closed its LaVergne, Tennessee (PB Southeast) facility on September 30, 1997 resulting in the termination of 30 employees. The Company incurred a one-time charge of approximately $470,000 in connection with the closure of its PB Southeast manufacturing operation. The charge included amounts related to asset write-downs
     ($345,000), salaries and benefits ($50,000), and lease termination expenses ($75,000).

          In connection with the Company's sale of the Texas distribution business in June 1997 and the closure of the Tennessee manufacturing operation in September 1997, $428,000 of the $620,000 in total charges represents non-cash asset write-downs. Of the $192,000 which requires cash payments, $67,000 has been paid as of September 30, 1997, an additional $68,000 will be paid by December 31, 1997, and the remaining $57,000 will be paid through November 1998. In connection with the closure of the Tennessee operation and the relocation of certain assets to Arizona, maturity of the Company's $167,000 Commercial Development Block Grant from the State of Tennessee (the "CDBG Loan"), if accelerated, would be paid from existing working capital.

3.   Long-Term Debt

          During September 1997, the Company financed an additional $114,380 of production equipment with FINOVA Capital Corporation pursuant to a lease line for equipment installed recently in the Company's new facility. The total amount financed in 1997 as part of the equipment lease line with FINOVA Capital Corporation is $833,387.

          The Company's $1 million working capital line of credit automatically renews as of November 30, 1997 for a one-year period. At September 30, 1997, the Company had over $1.0 million of eligible receivables.

          At September 30, 1997, the Company had oustanding 9% Convertible Debentures due July 1, 2002 (the "9% Convertible Debentures") in the principal amount of $2,299,591. The Company was not in compliance with a required interest coverage ratio of 1.5:1 (actual of -5.2:1). However, the holders of the 9% Convertible Debentures have granted the Company a waiver effective through September 30, 1998. After that time, the Company will be required to be in compliance with the following financial ratios, so long as the 9% Convertible Debentures remain outstanding: working capital of at least $1,000,000; minimum shareholders' equity (net woth) that will be calculated based upon the earnings of the Company and the consideration received by the Company from issuances of securities by the Company; an interest coverage ratio of at least 2.0:1; and a current ratio at the end of any fiscal quarter of at least 1.1:1. Interest on the 9% Convertible Debentures is paid by the Company on a monthly basis. Monthly principal payments of approximately $20,000 are required to be made by the Company beginning in July 1998 through July 2002. Management believes that the fulfillment of the Company's plans and objectives will enable the Company to attain a sufficient level of profitability to be in compliance with the financial ratios or alternatively, that the Company will be able to obtain an extension or renewal of the waivers; however, there can be no assurance that the Company will attain any such profitability, be in compliance with the financial ratios upon the expiration of the waivers or be able to obtain an extension or renewal of the waivers. Any acceleration under the 9% Convertible Debentures prior to their maturity on July 1, 2002 could have a material adverse effect upon the Company.

4.   Litigation

          On July 11, 1997, summary judgement was granted in favor of all defendants, including PB Southeast, a subsidiary of the Company, on all counts of the Gossett lawsuit. In that lawsuit, James Gossett asserted that he was entitled to acquire up to 49% of the stock of PB Southeast pursuant to an alleged oral agreement with Mark Howells, Poore Brothers' current Chairman of the Board of Directors. Mr. Gossett also asserted claims based upon an alleged breach of fiduciary duty and alleged interference with the business of Poore Brothers Pacific, Inc., a company with which Mr. Gossett claimed to be associated. In its July 11, 1997 Order, the Maricopa County (Arizona) Superior Court ruled that there was no oral contract and that the remainder of plaintiffs' claims could not support a cause of action against the defendants. Because no final judgment has been entered by the Court, the time for filing post-judgment motions and/or for perfecting an appeal has not expired.

5.   Pro Forma Financial Statements

          On June 4, 1997, PB Texas entered into an Asset Purchase, Licensing and Distribution Agreement effective June 1, 1997, pursuant to which PB Texas sold certain assets (including inventory, vehicles and capital equipment) to Mr. David Hecht (the "Buyer"). In addition, pursuant to the Agreement the Buyer has been granted a license to be the Company's exclusive distributor in the Houston, Texas market. The purchase price for the assets sold by PB Texas was approximately $157,000, 50% of which was paid by the Buyer in cash at the closing and 50% of which will be paid pursuant to a one year, non-interest bearing promissory note issued by the Buyer to the Company. The Company provided certain financial support to the Buyer, estimated at $40,000, in connection with the transition of the business to the Buyer. As a result of this transaction, the PB Texas distribution operation has been dissolved.

          Pro forma information has been provided below for the following periods - the three months ended September 30, 1997 and 1996; and the nine months ended September 30, 1997 and 1996. The pro forma data is based on the historical statement of operations, with elimination of all PB Texas transactions. The revenue decrease associated with the elimination of PB Texas was $1,323,427 for the nine months ended September 30, 1997. Costs and expenses were reduced with the elimination of PB Texas by $1,443,286 for the nine months ended September 30, 1997. There was an additional one time charge of $150,000 in June 1997 associated with the disposition of PB Texas. Accordingly, the pro forma statements of operations below have been adjusted to reflect the above mentioned amounts.


                              POORE BROTHERS, INC.
                       PRO FORMA STATEMENTS OF OPERATIONS

                                               Three months ended September 30,     Nine months ended September 30,
                                               --------------------------------    --------------------------------
                                                   1997                1996            1997                1996
                                               ------------        ------------    ------------        ------------
Revenues                                       $ 3,334,303          $4,280,628     $11,335,475         $11,403,235
Cost of sales                                    3,011,936           3,484,015       9,844,011           9,262,135
                                               -----------          ----------     -----------         -----------
     Gross profit                                  322,367             796,613       1,491,464           2,141,100
Selling, general and administrative expenses     1,009,093             831,399       2,872,577           2,040,737
Closing of Tennessee manufacturing operation       470,021                --           470,021                --
                                               -----------          ----------     -----------         -----------
     Operating income (loss)                    (1,156,747)            (34,786)     (1,851,134)            100,363
Net interest expense                              (112,394)           (101,293)       (197,328)           (283,718)
                                               -----------          ----------     -----------         -----------
     Net loss                                  $(1,269,141)         $ (136,079)    $(2,048,462)        $  (183,355)
                                               ===========          ==========     ===========         ===========

Loss per common share and common share
equivalent                                     $     (0.18)         $    (0.03)    $     (0.29)        $     (0.04)
                                               ===========          ==========     ===========         ===========

6.   New Accounting Pronouncements

          In February 1997, the Financial Accounting Standards Board ("FASB") adopted Statement of Financial Accounting Standard No. 128 "Earnings per Share" ("SFAS 128"), which supersedes and simplifies the standards for computing earnings per share ("EPS") previously found in Accounting Principles Board Opinion No. 15, Earnings per Share ("APB 15"). SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods; earlier application is not permitted. The Company will provide the required EPS disclosures in its financial statements commencing with the fiscal year ending December 31, 1997. SFAS 128 requires restatement of all prior period EPS data presented. Pursuant to the provisions of SFAS 128, the

     Company's net loss per common share was $0.18 for the 1997 third quarter, $0.05 for the 1996 third quarter, $0.33 for the nine months ended September 30, 1997 and $0.11 for the nine months ended September 30, 1996. The application of the provisions of SFAS 128 would have no effect on the amounts reported for net loss per common share assuming full dilution.

          In February 1997, FASB issued SFAS No. 129, "Disclosure of Information about Capital Structure." This statement establishes standards for disclosing information about an entity's capital structure. The Company has not yet determined the effect, if any, of SFAS No. 129 on the consolidated financial statements.

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

          In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This Statement will change the way public companies report information about segments of their business in their annual financial statements and requires then to report selected segment information in their quarterly reports issued to shareholders. It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues, and its major customers. The Statement is effective for fiscal years beginning after December 15, 1997. The Company has not yet determined the effect, if any, of SFAS 131 on the consolidated financial statements.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations

          Quarter ended September 30, 1997 compared to the quarter ended September 30, 1996

          Revenues for the three months ended September 30, 1997 were $3,334,303, down $1,685,661 or 34%, from $5,019,964 for the three months ended September 30, 1996. The disposition of the PB Texas distribution operation contributed approximately $739,000 to the revenue decline, consisting of $655,000 in sales of products manufactured by others and $84,000 in Poore Brothers manufactured products. An additional $262,000 decrease occurred in sales of products manufactured by others due to the elimination of several unprofitable product lines. Poore Brothers kettle chip revenues, excluding PB Texas, for the third quarter of 1997 were $2,321,000, down $558,000, or 19%, from $2,879,000 for the third quarter of
     1996. This decrease was driven principally by lower volume as a result of the Company's discontinuance of unprofitable promotion programs with certain customers. Revenue from low-fat potato chips decreased $111,000 to $110,000 (approximately 3% of revenues) due to a cessation in product supply by the supplier of the Company's low-fat potato chips. The Company does not know at this time when or if the supplier will resume production. The Company does not expect the cessation to have a material impact on future operating results.

          Gross profit for the three months ended September 30, 1997, was $322,367, or 10% of revenues, as compared to $842,035, or 17% of revenues, for the three months ended September 30, 1996. The decrease resulted from a combination of lower revenues (approximately $200,000), lower manufacturing efficiencies at the Tennessee operation due to volume (approximately $200,000), and increased costs (primarily labor, material usage, and move-related) in connection with the transition to new production equipment and the move into the new Goodyear manufacturing and distribution facility (approximately $100,000).

          Selling, general and administrative expenses increased to $1,009,093 for the three months ended September 30, 1997 from $908,031 for the same period in 1996. This represented a $101,062 increase, or 11%, over the third quarter of 1996. The increase in selling, general, and administrative expenses was primarily the result of higher professional service costs (legal, accounting, insurance and printing) associated with being a public company. In addition, a decrease in expenses due to the disposition of the Texas distribution business was offset by higher selling-related costs reflecting the Company's increased distribution geography and some office-related costs in connection with the move to the new facility.

          During the third quarter of 1997, the Company incurred a one-time charge of approximately $470,000 in connection with the closure of its PB Southeast manufacturing operation. This charge included amounts related to asset write-downs ($345,000), salaries and benefits ($50,000), and lease termination expenses ($75,000).

          Net interest expense increased to $112,394 for the quarter ended September 30, 1997 from $101,293 for the quarter ended September 30, 1996. This increase was due primarily to interest expense related to the permanent financing on the new manufacturing facility, offset by an increase in interest income generated from investment of the remaining proceeds of the initial public offering.

          The Company's net losses for the quarters ended September 30, 1997 and September 30, 1996 were $1,269,141 and $167,289, respectively. The increased net loss was attributable primarily to the lower gross profit resulting from lower revenues and higher manufacturing costs and expenses associated with the closing of the PB Southeast manufacturing operation.

          Nine months ended September 30, 1997 compared to the nine months ended September 30, 1996

          Revenues for the nine months ended September 30, 1997 were $12,658,902, down $890,876 or 7%, from $13,549,778 for the nine months ended September 30, 1996. Due to the disposition of PB Texas in June 1997, revenues declined by $824,000. Sales of Poore Brothers manufactured potato chips grew $195,000 to $8,817,000. A decrease of $500,000 in revenues related to the elimination of several unprofitable product lines (manufactured by others) was offset by $238,000 in growth of several other distributed product lines resulting in revenues from products manufactured by others of $3,842,000.

          Gross profit for the nine months ended September 30, 1997 was $1,519,320 or 12% of revenues, as compared to $2,204,165 or 16% of revenues for the nine months ended September 30, 1996. The decrease resulted from approximately $218,000 of gross profit lost as a result of the disposition of the Texas distribution business and the remainder was due to erosion of gross profit as a percentage of revenue. One-half of the erosion occurred in the Tennessee operation as a result of lower volume from the discontinuance of unprofitable promotion programs. The balance was due to higher manufacturing costs (including labor, material usage, depreciation and move-related) associated with the Company's higher production capacity and transition to new manufacturing equipment and a new facility.

          Selling, general and administrative expenses increased to $3,020,292 for the nine months ended September 30, 1997, up $720,561 or 31%, from $2,299,731 in 1996. Included in selling, general and administrative expenses in 1997 were approximately $255,000 of restructuring expenses related to severance, relocation, moving and equipment write-downs. In addition, the Company incurred higher professional service costs ($200,000 of legal, accounting, insurance and printing) associated with being a public company. Also, charges of $127,000 were incurred due to higher occupancy costs and the transition into the new Arizona facility. Additional sales related expenses of $85,000 were incurred as a result of the expansion into new geographic markets.

          The "Sale of Texas distribution business" in the Statement of Operations reflects a $150,000 one-time charge for the sale of PB Texas. This charge included amounts related to asset write-downs ($83,000), salaries and benefits ($57,000), and lease termination costs ($10,000) related to the disposal of the business in June 1997.

          During the third quarter of 1997, the Company incurred a one-time charge of approximately $470,000 in connection with the closure of its PB Southeast manufacturing operation. This charge included amounts related to asset write-downs ($345,000), salaries and benefits ($50,000), and lease termination expenses ($75,000).

          Net interest expense decreased to $197,328 for the nine months ended September 30, 1997 from $284,466 for the nine months ended September 30, 1996. The decrease was due primarily to $107,000 of increased interest income generated from investment of the proceeds of the initial public offering that occurred in December 1996. There was a $20,000 increase in interest expense due principally to the permanent financing on the new facility and additional equipment leases.

          The Company's net losses for the nine months ended September 30, 1997 and September 30, 1996 were $2,318,321 and $380,032, respectively. The increased net loss was attributable to lower gross profit due to lower revenues and higher manufacturing costs, increases in selling, general and administrative expenses, costs associated with the closing of the PB
     Southeast manufacturing operation and the disposal of the PB Texas distribution business.

Liquidity and Capital Resources

          Net working capital was $2,023,031 at September 30, 1997, with a current ratio of 1.8:1. At December 31, 1996, net working capital was $4,185,602 with a current ratio of 2.2:1. The $2,162,571 decrease in working capital was primarily attributable to the Company's use of cash for operating activities of approximately $2,066,000 for the nine months ended September 30, 1997.

          Completion of the new manufacturing, distribution and headquarters facility, along with the purchase and installation of equipment, required funds of $2,789,287. These capital expenditures were funded by the refinancing of the Company's $1 million short-term construction loan into a permanent $2 million, 15-year mortgage financing arrangement at 9.03% with Morgan Guaranty Trust Company of New York, financing of $833,387 from FINOVA Capital Corporation on 5-year, 8.71% equipment leases and proceeds of $770,559 from the sale of the Company's old Arizona facilities.

          In connection with the Company's sale of the Texas distribution business in June 1997 and the closure of the Tennessee manufacturing operation in September 1997, $428,000 of the $620,000 in total charges represents non-cash asset write-downs. Of the $192,000 which requires cash payments, $67,000 has been paid as of September 30, 1997, an additional $68,000 will be paid by December 31, 1997, and the remaining $57,000 will be paid though November 1998. In connection with the Company's closure of the Tennessee manufacturing operation and the relocation of certain assets to Arizona, the CDBG Loan maturity, if accelerated, would be paid from existing working capital. At September 30, 1997, the CDBG Loan had a balance of approximately $167,000.

          The Company's $1 million working capital line of credit automatically renews as of November 30, 1997 for a one-year period. At September 30, 1997, the Company had over $1.0 million of eligible receivables.

          In January 1997, the Company sold 337,500 shares of its Common Stock pursuant to an over-allotment option granted to the underwriter of the Company's initial public offering. Net proceeds from the sale were approximately $1,000,000.

          At September 30, 1997, the Company had outstanding 9% Convertible Debentures due July 1, 2002 (the "9% Convertible Debentures") in the principal amount of $2,299,591. The Company was not in compliance with a required interest coverage ratio of 1.5:1 (actual of -5.2:1). However, the holders of the 9% Convertible Debentures have granted the Company a waiver effective through September 30, 1998. After that time, the Company will be required to be in compliance with the following financial ratios, so long as the 9% Convertible Debentures remain outstanding: working capital of at least $1,000,000; minimum shareholders' equity (net worth) that will be calculated based upon the earnings of the Company and the consideration received by the Company from issuances of securities by the Company; an interest coverage ratio of at least 2.0:1; and a current ratio at the end of any fiscal quarter of at least 1.1:1. Interest on the 9% Convertible Debentures is paid by the Company on a monthly basis. Monthly principal payments of approximately $20,000 are required to be made by the Company beginning in July 1998 through July 2002. Management believes that the fulfillment of the Company's plans and objectives will enable the Company to attain a sufficient level of profitability to be in compliance with the financial ratios or alternatively, that the Company will be able to obtain an extension or renewal of the waivers; however, there can be no assurance that the Company will attain any such profitability, be in compliance with the financial ratios upon the 11 expiration of the waivers or be able to obtain an extension or renewal of the waivers. Any acceleration under the 9% Convertible Debentures prior to their maturity on July 1, 2002 could have a material adverse effect upon the Company.

          As a result of the expansion of the Company's operations, the Company may incur additional operating losses in the future. Expenditures relating to marketing and territory expansion, new product development and equipment relocation may adversely affect cost of sales and selling, general and administrative expenses and consequently may adversely affect operating and net income. These types of expenditures are expensed for accounting purposes as incurred, while revenue generated from the result of such expansion may benefit future periods.

          Management believes that the recent restructuring actions taken by the Company, including the sale of the Texas distribution business, consolidation of manufacturing in the new Arizona facility and the closure of the Tennessee manufacturing operation, should result in improved manufacturing efficiencies and lower selling, general and administrative costs in the future. Accordingly, management believes that current working capital, together with available line of credit borrowings, and anticipated cash flows from operations, will be sufficient to finance the operations of the Company for at least the next twelve months. This belief is also based on current operating plans and certain assumptions, including those relating to the Company's future revenue levels and expenditures, industry and general economic conditions and other conditions. If any of these plans, assumptions or factors change, the Company may require future debt or equity financing to meet its business requirements. There can be no assurance that such financing will be available or, if available, on terms attractive to the Company.

          In February 1997, the Financial Accounting Standards Board ("FASB") adopted Statement of Financial Accounting Standard No. 128 "Earnings per Share" ("SFAS 128"), which supersedes and simplifies the standards for computing earnings per share ("EPS") previously found in Accounting Principles Board Opinion No. 15, Earnings per Share ("APB 15"). SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods; earlier application is not permitted. The Company will provide the required EPS disclosures in its financial statements commencing with the fiscal year ending December 31, 1997. SFAS 128 requires restatement of all prior period EPS data presented. Pursuant to the provisions of SFAS 128, the Company's net loss per common share was $0.18 for the 1997 third quarter, $0.05 for the 1996 third quarter, $0.33 for the nine months ended September 30, 1997 and $0.11 for the nine months ended September 30, 1996. The application of the provisions of SFAS 128 would have no effect on the amounts reported for net loss per common share assuming full dilution.

                           FORWARD LOOKING STATEMENTS


         WHEN USED IN THIS FORM 10-QSB AND IN FUTURE FILINGS BY THE COMPANY WITH THE SECURITIES AND EXCHANGE COMMISSION (THE "COMMISSION"), THE WORDS OR PHRASES "WILL LIKELY RESULT," "THE COMPANY EXPECTS," "WILL CONTINUE," "IS ANTICIPATED," "ESTIMATED," "PROJECT," OR "OUTLOOK," OR SIMILAR WORDS OR EXPRESSIONS, ARE INTENDED TO IDENTIFY "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. THE COMPANY WISHES TO CAUTION READERS NOT TO PLACE UNDUE RELIANCE ON ANY SUCH FORWARD-LOOKING STATEMENTS, EACH OF WHICH SPEAK ONLY AS OF THE DATE MADE. SUCH STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM HISTORICAL EARNINGS AND THOSE PRESENTLY ANTICIPATED OR PROJECTED. IN LIGHT OF SUCH RISKS AND UNCERTAINTIES, THERE CAN BE NO ASSURANCE THAT FORWARD-LOOKING INFORMATION CONTAINED IN THIS FORM 10-QSB WILL, IN FACT, TRANSPIRE OR PROVE TO BE ACCURATE. THE COMPANY HAS NO OBLIGATION TO PUBLICLY RELEASE THE RESULT OF ANY REVISIONS THAT MAY BE MADE TO ANY FORWARD-LOOKING STATEMENTS TO REFLECT ANTICIPATED OR UNANTICIPATED EVENTS OR CIRCUMSTANCES OCCURRING AFTER THE DATE OF SUCH STATEMENTS.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

         On July 11, 1997, summary judgement was granted in favor of all defendants, including Poore Brothers Southeast, Inc., a subsidiary of Poore Brothers, Inc, on all counts of the Gossett lawsuit. In that lawsuit, James Gossett asserted that he was entitled to acquire up to 49% of the stock of Poore Brothers Southeast, Inc. pursuant to an alleged oral agreement with Mark Howells, Poore Brothers' current Chairman of the Board of Directors. Mr. Gossett also asserted claims based upon an alleged breach of fiduciary duty and alleged interference with the business of Poore Brothers Pacific, Inc., a company with which Mr. Gossett claimed to be associated. In its July 11, 1997 Order, the Maricopa County (Arizona) Superior Court ruled that there was no oral contract and that the remainder of plaintiffs' claims could not support a cause of action against the defendants. Because no final judgment has been entered by the Court, the time for filing post-judgment motions and/or for perfecting an appeal has not expired.

Item 2.  Changes in Securities and Use of Proceeds

         In December 1996, the Company completed an initial public offering of its common stock, par value $.01 per share (the "Common Stock"), pursuant to which 2,250,000 shares of Common Stock were offered and sold to the public. Of such shares, 1,882,652 shares were sold by the Company at an aggregate offering price of $6,589,282 and 367,348 shares were sold by the holders of the 9% Convertible Debentures (as defined below) at an aggregate offering price of $1,285,718. The initial public offering was underwritten by Paradise Valley Securities, Inc. (the "Underwriter"). The net proceeds to the Company from the sale of the 1,882,652 shares of Common Stock, after deducting underwriting discounts and commissions ($659,000), the expense of the Underwriter paid by the Company ($198,000) and the other expenses of the offering paid by the Company (approximately $432,000), were approximately $5,300,000. On January 6, 1997, an additional 337,500 shares of Common Stock were sold by the Company at an aggregate offering price of $1,181,250 upon the exercise by the Underwriter of an over-allotment option granted to it in connection with the initial public offering. After deducting applicable underwriting discounts and commissions ($118,000), the expense of the Underwriter paid by the Company ($35,000) and the other expenses paid by the Company (approximately $9,000), the Company received net proceeds of approximately $1,019,000 from the sale of such additional shares. As of September 30, 1997, $6,319,000 of the aggregate net proceeds from the offering had been utilized by the Company for the following purposes: construction of plant ($2,683,000), purchase and installation of machinery and equipment ($2,072,000), purchase of real estate ($19,000), working capital ($545,000) and purchase of short-term investments ($1,000,000).

         The Registration Statement on Form SB-2 (File No. 333-5594-LA) filed by the Company with the Securities and Exchange Commission (the "Commission") in connection with the initial public offering was declared effective by the Commission on December 6, 1997.

Item 3.  Defaults Upon Senior Securities

         At September 30, 1997, the Company had outstanding 9% Convertible Debentures due July 1, 2002 (the "9% Convertible Debentures") in the principal amount of $2,299,591. The Company was not in compliance with a required interest coverage ratio of 1.5:1 (actual of -5.2:1). However, the holders of the 9% Convertible Debentures have granted the Company a waiver effective through September 30, 1998. After that time, the Company will be required to be in compliance with the following financial ratios, so long as the 9% Convertible Debentures remain outstanding: working capital of at least $1,000,000; minimum shareholders' equity (net worth) that will be calculated based upon the earnings of the Company and the consideration received by the Company from issuances of securities by the Company; an interest coverage ratio of at least 2.0:1; and a current ratio at the end of any fiscal quarter of at least 1.1:1. Interest on the 9% Convertible Debentures is paid by the Company on a monthly basis. Monthly principal payments of approximately $20,000 are required to be made by the Company beginning in July 1998 through July 2002. Management believes that the fulfillment of the Company's plans and objectives will enable the Company to attain a sufficient level of profitability to be in compliance with the financial ratios or alternatively, that the Company will be able to obtain an extension or renewal of the waivers; however, there can be no assurance that the Company will attain any such profitability, be in compliance with the financial ratios upon the expiration of the waivers or be able to obtain an extension or renewal of the waivers. Any acceleration under the 9% Convertible Debentures prior to their maturity on July 1, 2002 could have a material adverse effect upon the Company.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits:

Exhibit
Number                         Description

11.1     Statement regarding computation of per share earnings.*
27.1     Financial Data Schedule.*

*        Filed herewith.

         (b)      Current Reports on Form 8-K:

(1) Amendment No. 1 to Current Report on Form 8-K, reporting the consummation on June 4, 1997, of the sale by Poore Brothers of Texas, Inc. of its Houston, Texas distribution business (filed with the Commission on August 18, 1997).

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              POORE BROTHERS, INC.

                              By  /s/  Eric J. Kufel
Dated: November 14, 1997        ------------------------------------------------
                                                 Eric J. Kufel
                                      President and Chief Executive Officer
                                          (principal executive officer)


                              By:  /s/  Thomas W. Freeze
Dated: November 14, 1997         -----------------------------------------------
                                               Thomas W. Freeze
                                    Vice President, Chief Financial Officer,
                                            Treasurer and Secretary
                                  (principal financial and accounting officer)

                                  EXHIBIT INDEX

Exhibit
Number                        Description

11.1     Statement regarding computation of per share earnings.
27.1     Financial Data Schedule.
                                       16