Form 10QSB/A
period 1997-06-30
POORE BROTHERS INC
filed 1998-01-22
CIK 944508

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A
                                (Amendment No. 1)

(Mark One)
[ X ] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 1997

                                       OR

[   ] Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _______ to _______


                     Commission File Number 1-14556; 0-21857


                              POORE BROTHERS, INC.
        -----------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)


         Delaware                                 86-0786101
         --------                                 ----------
(State or Other Jurisdiction of                (I.R.S. Employer
 Incorporation or Organization)               Identification No.)


 3500 S. La Cometa Drive, Goodyear Arizona          85338
 -----------------------------------------          -----
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

                                Table of Contents

         This Form 10-QSB/A (Amendment No. 1) is being filed by the Registrant for the purpose of amending and restating Items 1 and 2 and Exhibits 11.1 and
27.1 of the Registrant's Quarterly Report on Form 10- QSB for the quarter ended June 30, 1997, which was filed by the Registrant with the Securities and Exchange Commission on August 14, 1997. This Form 10-QSB/A (Amendment No. 1) should be read in conjunction with all subsequent reports filed by the Registrant with the Securities and Exchange Commission.

Part I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

         Consolidated Balance Sheets as of June 30, 1997 and December 31, 1996.......     3
         Consolidated Statements of Operations for the three and six months ended
             June 30, 1997 and 1996..................................................     4
         Consolidated Statements of Cash Flows for the six months ended June 30, 1997
             and 1996................................................................     5
         Notes to Financial Statements...............................................     6

Item 2.  Management's Discussion and Analysis of Results of Operations and
         Financial Condition.........................................................     9

Part II.  OTHER INFORMATION

Item 1.  Legal Proceedings...........................................................    13
Item 2.  Changes in Securities and Use of Proceeds...................................    13
Item 3.  Defaults Upon Senior Securities.............................................    13
Item 4.  Submission of Matters to a Vote of Security Holders.........................    13
Item 5.  Other Information...........................................................    14
Item 6.  Exhibits and Reports on Form 8-K............................................    15

PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements


                      POORE BROTHERS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                        June 30,                December 31,
                                                                                  ----------------------  -------------------
                                                                                             1997                1996
                                                                                             ----                ----
                                      ASSETS                                              (unaudited)
Current assets:

   Cash and cash equivalents......................................................         $    953,473          $ 3,603,850
   Restricted certificate of deposit..............................................                                 1,250,000
   Short term investments.........................................................            2,003,436
   Accounts receivable, net of allowance of $136,000 in 1997
      and $121,000 in 1996........................................................            2,189,806            1,912,064
   Inventories....................................................................              475,880              863,309
   Other current assets...........................................................               77,614              193,581
                                                                                  ----------------------  -------------------
     Total current assets.........................................................            5,700,209            7,822,804

Property and equipment, net.......................................................            6,422,862            4,032,343
Goodwill, net.....................................................................            2,233,439            2,295,617
Organizational costs, net.........................................................              148,779              174,614
Other assets......................................................................              109,826               15,067
                                                                                  ======================  ===================
     Total assets.................................................................         $ 14,615,115          $14,340,445
                                                                                  ======================  ===================


                       LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable...............................................................         $    964,614         $  1,318,952
   Accrued and other current liabilities..........................................              403,522              500,192
   Current portion of long-term debt..............................................              621,112            1,818,058
                                                                                  ----------------------  -------------------
     Total current liabilities....................................................            1,989,248            3,637,202

Long-term debt, less current portion..............................................            5,242,598            3,355,651
Other liabilities.................................................................                                     6,000
                                                                                  ----------------------  -------------------
     Total liabilities............................................................            7,231,846            6,998,853

Shareholders' equity:
   Common stock, $.01 par value; 15,000,000 shares
authorized,
       shares issued and outstanding 7,051,657 (1997), 6,648,824 (1996)..........                70,516               66,488
   Additional paid-in capital....................................................            10,789,769            9,702,940
   Accumulated deficit...........................................................            (3,477,016)          (2,427,836)
                                                                                  ----------------------  -------------------
     Total shareholders' equity..................................................             7,383,269            7,341,592
     Total liabilities and shareholders' equity..................................          $ 14,615,115         $ 14,340,445
                                                                                  ======================  ===================

   The accompanying notes are an integral part of these financial statements.

                      POORE BROTHERS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                 Three Months Ended June 30,         Six Months Ended June 30,
                                                               ---------------------------------  ---------------------------------
                                                                    1997              1996             1997              1996
                                                                    ----              ----             ----              ----
                                                                (unaudited)       (unaudited)      (unaudited)       (unaudited)
Revenues.............................................           $    4,203,555    $    4,702,808    $   8,937,241     $   8,168,848
Cost of sales........................................                3,330,903         3,687,739        7,099,941         6,292,248
                                                                --------------    --------------    -------------     -------------
     Gross profit....................................                  872,652         1,015,069        1,837,300         1,876,600
Selling, general and administrative expenses.........                1,240,743           933,616        2,645,774         1,906,170
Sale of Texas distribution business..................                  150,000                            150,000
                                                                --------------    --------------    -------------     -------------
     Operating income (loss).........................                (518,091)            81,453         (958,474)          (29,570)
                                                                --------------    --------------    -------------     -------------
Interest income......................................                   31,911             2,704           74,687             1,949
Interest expense.....................................                  (84,580)          (93,016)        (165,393)         (185,122)
                                                                --------------    --------------    -------------     -------------
     Net interest expense............................                  (52,669)          (90,312)         (90,706)         (183,173)
                                                                --------------    --------------    -------------     -------------
Net loss.............................................               $ (570,760)     $     (8,859)   $  (1,049,180)   $     (212,743)
                                                                ==============    ==============    =============     =============
Loss per common share and common share
   equivalent........................................             $ (0.08)          $      (0.00)       $    (0.15)           (0.05)
                                                                ==============    ==============    =============     =============
Loss per common share - assuming full dilution.......                 *                  *                *                 *
Weighted average common and common
   equivalent shares outstanding.....................                7,004,826         4,232,036        6,982,594         4,250,490
                                                                ==============    ==============    =============     =============

*Anti-dilutive.
   The accompanying notes are an integral part of these financial statements.

                      POORE BROTHERS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                            Six Months Ended June 30,
                                                                                           1997                     1996
                                                                                           ----                     ----
                                                                                        (unaudited)              (unaudited)
Cash flows from operating activities:
   Net loss................................................................        $      (1,049,180)           $     (212,743)
   Adjustments to reconcile net loss to net cash used
     in operating activities:
     Depreciation..........................................................                  119,520                   122,332
     Amortization..........................................................                   87,894                    85,338
     Bad debt expense......................................................                   21,500
     Loss on disposition of businesses.....................................                  150,000
   Change in operating assets and liabilities:
       Accounts receivable.................................................                 (220,828)                 (576,966)
       Inventories.........................................................                  230,601                   (50,432)
       Other assets and liabilities........................................                   60,107                   (28,423)
       Accounts payable and accrued liabilities............................                 (607,008)                  319,313
                                                                                   -------------------      -------------------
Net cash used in operating activities......................................               (1,207,394)                 (341,581)
                                                                                   -------------------      -------------------
Cash flows from investing activities:
    Proceeds on disposal of property.......................................                  767,859                     3,080
    Sale of Texas distribution business....................................                   78,414
    Purchase of short term investments.....................................               (2,003,436)
    Purchase of equipment..................................................               (2,275,463)                 (357,865)
                                                                                   -------------------      -------------------
Net cash used in investing activities......................................               (3,432,626)                 (354,785)
                                                                                   -------------------      -------------------
Cash flows from financing activities:
    Proceeds from issuance of common stock.................................                1,253,431                 1,046,511
    Payments on purchase of common stock...................................                                            (56,709)
    Stock issuance costs...................................................                 (162,574)                  (94,639)
    Proceeds from issuance of long-term debt...............................                1,677,793
    Payments made on long-term debt........................................               (2,010,723)                  (91,760)
    Net decrease in restricted certificate of deposit......................                1,250,000
    Net increase in working capital line of credit.........................                  (18,284)                  127,000
                                                                                   -------------------      -------------------
Net cash provided by financing activities..................................                1,989,643                   930,403
                                                                                   -------------------      -------------------
Net increase (decrease) in cash and cash equivalents.......................               (2,650,377)                  234,037
Cash and cash equivalents at beginning of period...........................                3,603,850                   200,603
                                                                                   -------------------      -------------------

Cash and cash equivalents at end of period.................................        $         953,473        $          434,640
                                                                                   ===================      ===================

Supplemental disclosures of cash flow information:
   Summary of non-cash investing and financing activities:
      Construction loan for new facility...................................        $         998,746
      Mortgage impounds for interest, taxes and insurance..................                   35,990
      Note received for sale of Texas distribution business................                   78,414
      Capital lease obligation incurred - equipment acquisition............                    6,479        $          148,112
   Cash paid during the six months for interest, net of amounts
       capitalized.........................................................                  194,793                   220,289

   The accompanying notes are an integral part of these financial statements.

                      POORE BROTHERS, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS

1.    Organization and Summary of Significant Accounting Policies:

     General

         Poore Brothers, Inc. (the "Company"), a Delaware corporation, was organized in February 1995 as a holding company and on May 31, 1995 acquired substantially all of the equity of Poore Brothers Southeast, Inc. ("PB Southeast") in an exchange transaction pursuant to which 1,560,000 previously unissued shares of the Company's common stock, par value $.01 per share (the "Common Stock"), were exchanged for 150,366 issued and outstanding shares of PB Southeast's common stock. The exchange transaction with PB Southeast has been accounted for similar to a pooling since both entities had common ownership and control immediately prior to the transaction. In December 1996, the Company completed an initial public offering of its common stock. During 1997, the Company disposed of its Houston, Texas distribution business. See Note 2 to the financial statements.

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

     Loss Per Share

         Loss per common share and common share equivalent ("loss per common share") is computed by dividing the net loss by the weighted average number of shares of Common Stock and common stock equivalents outstanding during each period. Pursuant to the Securities and Exchange Commission Staff Accounting Bulletin (SAB) No. 83, Company issuance of Common Stock, and options and warrants to purchase Common Stock granted by the Company during the 12 months immediately preceding the initial filing date of the Company's initial public offering have been included in the calculation of weighted average number of shares of Common Stock outstanding as if the underlying shares were outstanding for all periods presented (even if anti-dilutive, using the treasury stock method and an offering price of $3.50 per share). The effect on loss per common share for the outstanding options and warrants issued prior to the one year period preceding the initial public offering have been excluded from the loss per common share computation as they are anti-dilutive. For 1996, the principles of SAB No. 83 were applied for the first nine months of the year before the initial public offering became effective. For the first six months of 1997, the principles of Accounting Principles Board Opinion No. 15 were followed. Accordingly, the effect on loss per common share of the outstanding options and warrants in the first six months of 1997 have been excluded from the computation as they are anti-dilutive. Loss per common share, assuming full dilution, is not applicable for loss periods as it is anti-dilutive.

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

         In connection with the Company's sale of the Texas distribution business in June 1997, $83,000 of the $150,000 in total charges represents non-cash asset write-downs. Of the $67,000 which requires cash payments,substantially all will be paid by the end of September, 1997.

3.   Long-Term Debt

         On June 4, 1997, the Company refinanced its $998,746 construction loan provided by National Bank of Arizona, for the Company's new 60,000 square foot manufacturing, distribution and headquarters facility in Goodyear, Arizona. The new permanent financing, provided by Morgan Guaranty Trust Company of New York, is a $2 million, 15 year mortgage at 9.03%.

         In addition, on June 25, 1997, the Company received funding of $719,007 from FINOVA Capital Corporation on a $930,000, 5-year, 8.71% equipment lease line for new production equipment installed recently in the Company's new facility.

         The Company's $1 million working capital line of credit automatically renews as of November 30, 1997 for a one-year period. At June 30, 1997, the Company had over $1.0 million of eligible receivables.

       At June 30, 1997, the Company had outstanding 9% Convertible Debentures due July 1, 2002 (the "9% Convertible Debentures") in the principal amount of $2,299,591. The Company was not in compliance with a required interest coverage ratio of 1.5:1 (actual of -3.0:1). However, the holders of the 9% Convertible Debentures have granted the Company a waiver effective through September 30, 1998. After that time, the Company will be required to be in compliance with the following financial ratios, so long as the 9% Convertible Debentures remain outstanding: working capital of at least $1,000,000; minimum shareholders' equity (net worth) that will be calculated based upon the earnings of the Company and the consideration received by the Company from issuances of securities by the Company; an interest coverage ratio of at least 2.0:1; and a current ratio at the end of any fiscal quarter of at least 1.1:1. Interest on the 9% Convertible Debentures is paid by the Company on a monthly basis. Monthly principal payments of approximately $20,000 are required to be made by the Company beginning in July 1998 through July 2002. Management believes that the fulfillment of the Company's plans and objectives will enable the Company to attain a sufficient level of profitability to be in compliance with the financial ratios or alternatively, that the Company will be able to obtain an extension or renewal of the waivers; however, there can be no assurance that the Company will attain any such profitability, be in compliance with the financial ratios upon the expiration of the waivers or be able to obtain an extension or renewal of the waivers. Any acceleration under the 9% Convertible Debentures prior to their maturity on July 1, 2002 could have a material adverse effect upon the Company.

4.   Litigation

         On July 11, 1997, summary judgement was granted in favor of all defendants, including PB Southeast, a subsidiary of the Company, on all counts of the Gossett lawsuit. In that lawsuit, James Gossett asserted that he was entitled to acquire up to 49% of the stock of PB Southeast, pursuant to an alleged oral agreement with Mark Howells, Poore Brothers' current Chairman of the Board of Directors. Mr. Gossett also asserted claims based upon an alleged breach of fiduciary duty and alleged interference with the business of Poore Brothers Pacific, Inc., a company with which Mr. Gossett claimed to be associated. In its July 11, 1997 Order, the Maricopa County (Arizona) Superior Court ruled that there was no oral contract and that the remainder of plaintiffs' claims could not support a cause of action against the defendants. Because no final judgment has been entered by the Court, the time for filing post-judgment motions and/or for perfecting an appeal has not expired.

5.    Pro Forma Financial Statements

         On June 4, 1997, PB Texas entered into an Asset Purchase, Licensing and Distribution Agreement effective June 1, 1997, pursuant to which PB Texas sold certain assets (including inventory, vehicles and capital equipment) to Mr. David Hecht (the "Buyer"). In addition, pursuant to the Agreement the Buyer has been granted a license to be the Company's exclusive distributor in the Houston, Texas market. The purchase price for the assets sold by PB Texas was approximately $157,000, 50% of which was paid by the Buyer in cash at the closing and 50% of which will be paid pursuant to a one year, non-interest bearing promissory note issued by the Buyer to the Company. The Company will provide certain financial support to the Buyer, estimated at $40,000, in connection with the transition of the business to the Buyer. As a result of this transaction, the PB Texas distribution operation has been dissolved.

         Pro forma information has been provided below for the following periods
     - the three months ended June 30, 1997 and 1996; and the six months ended June 30, 1997 and 1996. The pro forma data is based on the historical statement of operations, with elimination of all PB Texas transactions. The revenue decrease associated with the elimination of PB Texas was $447,128 for the three months ended June 30, 1997 and $1,323,427 for the six months ended June 30, 1997. Costs and expenses were reduced with the elimination of PB Texas by $506,489 for the three months ended June 30, 1997 and $1,443,286 for the six months ended June 30, 1997. There was an additional one time charge of $150,000 in June 1997 associated with the disposition of PB Texas. Accordingly, the pro forma statements of operations below have been adjusted to reflect the above mentioned amounts.

                              POORE BROTHERS, INC.
                       PRO FORMA STATEMENTS OF OPERATIONS

                                                          Three months ended June 30,              Six months ended June 30,
                                                    -------------------------------------- ---------------------------------------
                                                            1997               1996               1997               1996
                                                    ------------------- ------------------ ------------------- -------------------
Revenues                                            $        3,756,427  $       3,867,748    $      7,613,814   $      6,761,641
Cost of sales                                                2,918,550          2,958,785           5,904,052          5,030,531
                                                    ------------------- ------------------ ------------------- -------------------
     Gross profit                                              837,877            908,963           1,709,762          1,731,110
Selling, general and administrative expenses                 1,146,607            790,147           2,398,377          1,595,961
                                                    ------------------- ------------------ ------------------- -------------------
     Operating income (loss)                                  (308,730)           118,816            (688,615)           135,149
Net interest expense                                           (52,669)           (90,144)            (90,706)          (182,425)
                                                    ------------------- ------------------ ------------------- -------------------
     Net loss                                       $         (361,399) $          28,672     $      (779,321) $         (47,276)
                                                    =================== ================== =================== ===================

Loss per common share and common share
equivalent                                          $            (0.05) $            0.01     $         (0.11) $           (0.01)
                                                    =================== ================== =================== ===================

6.       New Accounting Pronouncements

         In February 1997, the Financial Accounting Standards Board ("FASB") adopted Statement of Financial Accounting Standard No. 128 "Earnings per Share" ("SFAS 128"), which supersedes and simplifies the standards for computing earnings per share ("EPS") previously found in Accounting Principles Board Opinion No. 15, Earnings per Share ("APB 15"). SFAS 128 is effective for financial statements issued for periods ending after December 15,

     1997, including interim periods; earlier application is not permitted. The Company will provide the required EPS disclosures in its financial statements commencing with the fiscal year ending December 31, 1997. SFAS 128 requires restatement of all prior period EPS data presented. Pursuant to the provisions of SFAS 128, the Company's net loss per common share was $0.08 for the 1997 second quarter, $0.00 for the 1996 second quarter, $0.15 for the six months ended June 30, 1997 and $0.06 for the six months ended June 30, 1996. The application of the provisions of SFAS 128 would have no effect on the amounts reported for net loss per common share assuming full dilution.

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

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations

         Quarter ended June 30, 1997 compared to the quarter ended June 30, 1996

         Revenues for the three months ended June 30, 1997 were $4,203,555, down $499,253 or 11%, from $4,702,808 for the three months ended June 30, 1996. The PB Texas distribution operation contributed $388,000 to the revenue decline. An additional $296,000 resulted from the decrease in sales of products manufactured by others (related products), primarily due to the elimination of several unprofitable product lines. Poore Brothers manufactured potato chip revenues, excluding PB Texas, for the second quarter of 1997 were $2,944,000, up $185,000 or 7% from $2,759,000 for the second quarter of 1996, driven by expanded geographic markets and increased sales of low-fat product.

         Gross profit for the three months which ended June 30, 1997, was $872,652, or 21% of revenues, as compared to $1,015,069, or 22% of revenues, for the three months which ended June 30, 1996. The decrease in gross profit dollars of $142,417 was primarily due to lower revenues and secondarily due to higher costs of distributed products.

         Selling, general and administrative expenses increased to $1,240,743 for the three months ended June 30, 1997 from $933,616 for the same period in 1996. This represented a $307,127 increase, or 33%, over the same quarter of 1996. Included in selling, general, and administrative expenses were $99,000 of insurance, printing, legal and accounting expenses not incurred prior to Poore Brothers becoming a public company in December 1996. There was an increase of $52,000 in property related charges including property taxes, insurance and depreciation due to the new manufacturing facility and manufacturing equipment. Additionally, the Company experienced $44,000 in dual occupancy expenses related to the transition into the new Arizona facility. Due to the expansion of sales into new regions, the company has incurred $54,000 in increased freight costs.

         During the second quarter of 1997, the Company incurred a one-time charge of approximately $150,000 in connection with the disposal of its PB Texas subsidiary. These costs are related to asset write-downs ($83,000), salaries and benefits ($57,000) and lease termination ($10,000).

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

         The Company's net losses for the quarters ended June 30, 1997 and June 30, 1996 were $570,760 and $8,859, respectively. The increased net loss was attributable primarily to the disposition of the Texas operation and the higher selling, general and administrative expenses.

         Six months ended June 30, 1997 compared to the six months ended June 30, 1996

       Revenues for the six months ended June 30, 1997 were $8,937,241, up $768,393 or 9%, from $8,168,848 for the six months ended June 30, 1996. Sales of Kettle chips grew to $5,056,000, up $418,000 or 9%, from $4,638,000, for the same six-month period in 1996. The private label business, launched in the first quarter of 1996, generated revenues of $462,000 for the first six months of 1997, up $83,000 or 22% from the same period of 1996. The low-fat business launched during June of 1996, contributed $272,000 for the first six months of 1997, compared to only $15,000 during the first half of 1996. Sales of products manufactured by others increased only $10,000 to $3,147,000 despite the Company's elimination of several unprofitable lines.

       Gross profit for the six months ended June 30, 1997 was $1,837,300 or 21% of revenues, as compared to $1,876,600 or 23% of revenues for the six months ended June 30, 1996. Gross profit as a percentage of sales decreased due to higher labor costs associated with the transition to new equipment and a new facility, along with higher raw material costs than experienced in 1996.

       Selling, general and administrative expenses increased to $2,645,774 for the six months ended June 30, 1997, up $739,604 or 39%, from $1,906,170 in 1996. Included in selling, general and administrative expenses in 1997 were approximately $255,000 of expenses related to severance, relocation, moving and equipment writedowns. In addition, $123,000 of insurance, printing, legal and accounting expenses were incurred during the first six months of 1997 that were not incurred prior to the initial public offering that occurred in December 1996. Due to the expansion into new geographical regions, the Company has incurred $107,000 of marketing and sales costs, as well as $94,000 in additional freight costs. Due to the new manufacturing facility and equipment, there was an increase of $52,000 in property related charges, including taxes, insurance and depreciation, as well as dual occupancy expenses of $44,000.

         During the second quarter of 1997, the Company incurred a one-time charge of approximately $150,000 in connection with the disposal of its PB Texas subsidiary. These costs are related to asset write-downs ($83,000), salaries and benefits ($57,000) and lease termination ($10,000).

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

       The Company's net losses for the six months ended June 30, 1997 and June 30, 1996 were $1,049,180 and $212,743 respectively. The increased net loss was attributable primarily to disposal of the PB Texas distribution business along with higher selling, general and administrative expenses.

Liquidity and Capital Resources

         Net working capital was $3,710,961 at June 30, 1997, with a current ratio of 2.9:1. At December 31, 1996, net working capital was $4,185,602 with a current ratio of 2.2:1. The $474,641 decrease in working capital was primarily attributable to the Company's cash operating loss of approximately $820,000.

         Completion of the new manufacturing, distribution and headquarters facility, along with the purchase and installation of new equipment, required funds of $2,275,463. These capital expenditures were funded by the refinancing of the Company's $1 million short-term construction loan into a permanent $2 million, 15-year mortgage financing arrangement at 9.03% with Morgan Guaranty Trust Company of New York, financing of $719,007 from FINOVA Capital Corporation on 5-year, 8.71% equipment leases and proceeds of $770,559 from the sale of the Company's old Arizona facilities.

         The Company's $1 million working capital line of credit automatically renews as of November 30, 1997 for a one-year period. At June 30, 1997, the Company had over $1.0 million of eligible receivables.

         In January 1997, the Company sold 337,500 shares of its Common Stock pursuant to an over-allotment option granted to the underwriter of the Company's initial public offering. Net proceeds from the sale were approximately $1,000,000.

         At June 30, 1997, the Company had outstanding 9% Convertible Debentures due July 1, 2002 (the "9% Convertible Debentures") in the principal amount of $2,299,591. The Company was not in compliance with a required interest coverage ratio of 1.5:1 (actual of -3.0:1). However, the holders of the 9% Convertible Debentures have granted the Company a waiver effective through September 30, 1998. After that time, the Company will be required to be in compliance with the following financial ratios, so long as the 9% Convertible Debentures remain outstanding: working capital of at least $1,000,000; minimum shareholders' equity (net worth) that will be calculated based upon the earnings of the Company and the consideration received by the Company from issuances of securities by the Company; an interest coverage ratio of at least 2.0:1; and a current ratio at the end of any fiscal quarter of at least 1.1:1. Interest on the 9% Convertible Debentures is paid by the Company on a monthly basis. Monthly principal payments of approximately $20,000 are required to be made by the Company beginning in July 1998 through July 2002. Management believes that the fulfillment of the Company's plans and objectives will enable the Company to attain a sufficient level of profitability to be in compliance with the financial ratios or alternatively, that the Company will be able to obtain an extension or renewal of the waivers; however, there can be no assurance that the Company will attain any such profitability, be in compliance with the financial ratios upon the expiration of the waivers or be able to obtain an extension or renewal of the waivers. Any acceleration under the 9% Convertible Debentures prior to their maturity on July 1, 2002 could have a material adverse effect upon the Company.

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

         Management believes that current working capital, together with available line of credit borrowings, and anticipated cash flows from operations, will be sufficient to finance the operations of the Company for at least the next twelve months. This belief is based on current operating plans and certain assumptions, including those relating to the Company's future revenue levels and expenditures, industry and general economic conditions and other conditions. If any of these plans, assumptions or factors change, the Company may require future debt or equity financing to meet its business requirements. There can be no assurance that such financing will be available or, if available, on terms attractive to the Company.

         In February 1997, the Financial Accounting Standards Board ("FASB") adopted Statement of Financial Accounting Standard No. 128 "Earnings per Share" ("SFAS 128"), which supersedes and simplifies the standards for computing earnings per share ("EPS") previously found in Accounting Principles Board Opinion No. 15, Earnings per Share ("APB 15"). SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods; earlier application is not permitted. The Company will provide the required EPS disclosures in its financial statements commencing with the fiscal year ending December 31, 1997. SFAS 128 requires restatement of all prior period EPS data presented. Pursuant to the provisions of SFAS 128, the Company's net loss per common share was $0.08 for the 1997 second quarter, $0.00 for the 1996 second quarter, $0.15 for the six months ended June 30, 1997 and $0.06 for the six months ended June 30, 1996. The application of the provisions of SFAS 128 would have no effect on the amounts reported for net loss per common share assuming full dilution.



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

Item 2.  Changes in Securities and Use of Proceeds

         None.

Item 3.  Defaults Upon Senior Securities

         At June 30, 1997, the Company had outstanding 9% Convertible Debentures due July 1, 2002 (the "9% Convertible Debentures") in the principal amount of $2,299,591. The Company was not in compliance with a required interest coverage ratio of 1.5:1 (actual of -3.0:1). However, the holders of the 9% Convertible Debentures have granted the Company a waiver effective through September 30, 1998. After that time, the Company will be required to be in compliance with the following financial ratios, so long as the 9% Convertible Debentures remain outstanding: working capital of at least $1,000,000; minimum shareholders' equity (net worth) that will be calculated based upon the earnings of the Company and the consideration received by the Company from issuances of securities by the Company; an interest coverage ratio of at least 2.0:1; and a current ratio at the end of any fiscal quarter of at least 1.1:1. Interest on the 9% Convertible Debentures is paid by the Company on a monthly basis. Monthly principal payments of approximately $20,000 are required to be made by the Company beginning in July 1998 through July 2002. Management believes that the fulfillment of the Company's plans and objectives will enable the Company to attain a sufficient level of profitability to be in compliance with the financial ratios or alternatively, that the Company will be able to obtain an extension or renewal of the waivers; however, there can be no assurance that the Company will attain any such profitability, be in compliance with the financial ratios upon the expiration of the waivers or be able to obtain an extension or renewal of the waivers. Any acceleration under the 9% Convertible Debentures prior to their maturity on July 1, 2002 could have a material adverse effect upon the Company.

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

         (c) At the Meeting, the Company's stockholders voted upon the election of six directors of the Company. Management's nominees were Messrs. Mark S. Howells, Eric J. Kufel, Jeffrey
                  J. Puglisi, Parris H. Holmes, Jr., Robert C. Pearson and Aaron
                  M. Shenkman. There were no other nominees. The following are the respective numbers of votes cast "for" and "withheld" with respect to each nominee. There were no votes cast against or broker non-votes with respect to any nominee.

              Name of Nominee           Votes Cast For        Votes Withheld
              ---------------           --------------        --------------

              Mark  S. Howells             5,220,944               29,675

              Eric J. Kufel                5,221,219               29,400

              Jeffrey J. Puglisi           5,221,219               29,400

              Parris H. Holmes, Jr         5,221,094               29,525

              Robert C. Pearson            5,221,219               29,400

              Aaron M. Shenkman            5,221,219               29,400

         At the Meeting, stockholders also voted upon a proposal to amend the Company's 1995 Stock Option Plan to increase the number of shares of the Company's Common Stock reserved for issuance pursuant to options granted thereunder by 500,000, from 1,000,000 to 1,500,000 shares. The following votes were cast at the Meeting with regard to such proposal.

             For                Against        Abstentions and Broker Non-Votes
             ---               ---------       --------------------------------

             2,978,823         190,358                   2,081,438

         As such proposal received a majority of the votes cast at the Meeting, such proposal was adopted. There were no other matters voted upon at the Meeting.

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits:

Exhibit
Number
                                   Description
10.3 Fixed Rate Note dated June 4, 1997, by and between La Cometa Properties, Inc. and Morgan Guaranty Trust Company of New York.**
10.4 Deed of Trust and Security Agreement dated June 4, 1997, by and between La Cometa Properties, Inc. and Morgan Guaranty Trust Company of New York.**
10.5 Guaranty Agreement dated June 4, 1997, by and between the Company and Morgan Guaranty Trust Company of New York.**
10.6 Equipment Lease Agreement dated June 9, 1997, by and between Poore Brothers of Arizona, Inc. and FINOVA Capital Corporation.**
11.1     Statement regarding computation of per share earnings. *
27.1     Financial Data Schedule. *
99.1     Poore Brothers, Inc. 1995 Stock Option Plan**


*        Filed herewith.
** Incorporated by reference to the Company's original Form 10-QSB for the quarter ended June 30, 1997, which was filed with the Securities and Exchange Commission on August 14, 1997.

         (b)     Current Reports on Form 8-K:

(1) Current Report on Form 8-K, dated June 4, 1997, regarding the consummation of the sale by Poore Brothers of Texas, Inc. of its Houston, Texas distribution business.

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                POORE BROTHERS, INC.

                                By  /s/  Eric J. Kufel
                                    --------------------------------------------
Dated:  January 22, 1998                              Eric J. Kufel
                                           President and Chief Executive Officer
                                               (principal executive officer)


                                By: /s/  Thomas W. Freeze
                                    --------------------------------------------
Dated:  January 22, 1998                          Thomas W. Freeze
                                      Vice President, Chief Financial Officer,
                                              Treasurer and Secretary
                                    (principal financial and accounting officer)

                                  EXHIBIT INDEX



Exhibit
Number                        Description

11.1     Statement regarding computation of per share earnings.
27.1     Financial Data Schedule.