Form 10KSB
period 1997-12-31
POORE BROTHERS INC
filed 1998-03-30
CIK 944508

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X]      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE ACT
         OF 1934

                   For the fiscal year ended December 31, 1997

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from ________ to ___________

                    Commission File Number: 1-14556; 0-21857

                              POORE BROTHERS, INC.
                 (Name of Small Business issuer in its charter)

                           Delaware                                             86-0786101
(State or other jurisdiction of incorporation or organization)     (I.R.S. Employer Identification No.)


                           3500 South La Cometa Drive
                             Goodyear, Arizona 85338
                                 (602) 932-6200
     (Address, zip code and telephone number of principal executive offices)

                           ---------------------------

                 Securities registered pursuant to Section 12(b)
                                  of the Act:
                                      None
           Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock, $.01 par value
                                (Title of class)

         Check whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
                                                              Yes__X___ No______

         Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         The Registrant's revenues for the most recent fiscal year were $15,731,796.

         At March 24, 1998, the aggregate market value of the Registrant's common stock held by non-affiliates of the Registrant was approximately $8,089,619.

         At March 24, 1998, the number of issued and outstanding shares of common stock of the Registrant was 7,126,657.

         Transitional Small Business Disclosure Format (check one):
                                                             Yes _____ No __X___

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the definitive proxy statement relating to the Registrant's 1998 Annual Meeting of Stockholders, which the Registrant anticipates filing with the Securities and Exchange Commission (the "Commission") on or about April 10, 1998, are incorporated by reference in Part III of this Annual Report on Form 10-KSB.

                           FORWARD-LOOKING STATEMENTS

         This Annual Report on Form 10-KSB, including all documents incorporated by reference, includes "forward-looking" statements within the meaning of
Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and
Section 12E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, and Poore Brothers, Inc. (the "Company") desires to take advantage of the "safe harbor" provisions thereof. Therefore, the Company is including this statement for the express purpose of availing itself of the protections of the safe harbor with respect to all of such forward-looking statements. In this Annual Report on Form 10-KSB, the words "anticipates," "believes," "expects," "intends," "estimates," "projects," "will likely result," "will continue," "future" and similar terms and expressions identify forward-looking statements. The forward-looking statements in this Annual Report on Form 10-KSB reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, including specifically the Company's brief operating history and significant operating losses to date, the probability that the Company will need additional financing due to continued operating losses or in order to implement the Company's business strategy, significant competition, volatility of the market price of the Common Stock and those other risks and uncertainties discussed herein, that could cause actual results to differ materially from historical results or those anticipated. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this Annual Report on Form 10-KSB will in fact transpire or prove to be accurate. Readers are cautioned to consider the specific risk factors described herein and in "Risk Factors," and not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that may arise after the date hereof. All subsequent written or oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by this section.

Item 1.  Description of Business

Business

         Poore Brothers, Inc. (the "Company") is engaged in the production, marketing and distribution of salty snack food products that are sold primarily throughout the southwestern United States. The Company manufactures and sells its own brand of potato chips under the Poore BrothersTM logo, manufactures private label potato chips for grocery store chains, and distributes snack food products that are manufactured by others. For the year ended December 31, 1997, revenues totaled $15,731,796. Approximately 64% of sales were attributable to the Company's Poore BrothersTM brand potato chips; approximately 29% of sales were attributable to the distribution by the Company of snack food products manufactured by other companies; and approximately 7% of sales were attributable to potato chips produced by the Company for sale under the private labels of customers. The Company generally sells its products to retailers through independent distributors.

         Poore Brothers (TM) brand potato chips are produced with a batch frying process that the Company believes results in potato chips with enhanced crispness and flavor. They are currently offered in ten flavors: Original, Salt & Vinegar, Jalapeno, Barbecue, Parmesan & Garlic, Cajun, Dill Pickle, Grilled Steak & Onion, Tangy Calypso and Unsalted. The Company also manufactures potato chips for sale on a private label basis using a continuous frying process. The Company currently has one California and two Arizona grocery chains as customers for its private label potato chips. See "Products."

         The Company's business objective is to become a leading regional manufacturer and distributor of branded premium potato chips and other salty snack foods by providing high quality products at competitive prices that are superior in taste to comparable products. The Company plans to achieve growth primarily through increased distribution and sales volume in existing markets, development of new products and acquisitions. See "Business Strategy."

         The Company, a Delaware corporation, was organized in February 1995 as a holding company to acquire, on May 31, 1995, (i) substantially all of the assets, subject to certain liabilities, of Poore Brothers' Foods, Inc. ("PB Foods"); (ii) a 100% equity interest in Poore Brothers Distributing, Inc. ("PB Distributing"); and (iii) an equity interest (which, with related purchases, constituted 80%) in Poore Brothers of Texas, Inc. ("PB Texas"). The Company also acquired substantially all of the outstanding shares of Poore Brothers Southeast, Inc. ("PB Southeast") in an exchange transaction consummated concurrently with the acquisition of PB Foods, PB Distributing and PB Texas. Such acquisitions are sometimes referred to collectively herein as the "PB Acquisition."

         As a result of the consummation of the PB Acquisition, the Company became a holding company with two manufacturing subsidiaries, Poore Brothers Arizona, Inc. ("PB Arizona"), which had acquired the assets of PB Foods, and PB Southeast, as well as two distribution subsidiaries, PB Distributing and PB Texas. Subsequent to the PB Acquisition, the Company purchased the remaining equity of PB Texas, increasing its equity ownership to 100%. Prior to their acquisition by the Company, PB Foods, PB Distributing and PB Texas were owned and operated by Donald and James Poore (since 1986, 1990 and 1991, respectively). The Company, PB Arizona, PB Southeast, PB Distributing and PB Texas are hereinafter sometimes collectively referred to as the "PB Companies."

         In December 1996, the Company completed an initial public offering of its Common Stock. See "Company History" and "Item 6. Management's Discussion and Analysis of Results of Operations and Financial Condition."

         In June 1997, the Company sold the operations of PB Texas. In September 1997, the Company closed the PB Southeast manufacturing operation in LaVergne, Tennessee and consolidated all of the Company's manufacturing operations into a new facility in Goodyear, Arizona. The land and building comprising the Company's new Arizona facility is owned by a wholly owned subsidiary, La Cometa Properties, Inc., which was formed by the Company in May 1997.

         As used herein, the term "Company" refers to Poore Brothers, Inc. and its subsidiaries, except where the context indicates otherwise.

         The Company's executive offices are located at 3500 South La Cometa Drive, Goodyear, Arizona 85338, and its telephone number is (602) 932-6200.

Risk Factors

         Brief Operating History; Significant Losses to Date; Accumulated Deficit. Although certain of the PB Companies have operated for several years, the Company as a whole has a relatively brief operating history upon which an evaluation of its prospects can be made. Such prospects are subject to the substantial risks, expenses and difficulties frequently encountered in the establishment and growth of a new business in the snack food industry, which is characterized by a significant number of market entrants and intense competition. The Company has had significant operating losses to date and has never made a profit. The Company incurred losses of $691,678 and $3,034,097 for the fiscal years ended December 31, 1996 and 1997, respectively. At December 31, 1997, the Company had an accumulated deficit of $5,461,933 and net working capital of $1,423,643. See "Item 6. Management's Discussion and Analysis of Results of Operations and Financial Condition."

         Even if the Company is successful in expanding the production and distribution of its products and in increasing net sales, it may be expected to incur substantial additional expense, including advertising and promotional costs and "slotting" expenses (i.e., the cost of obtaining shelf space in certain grocery stores). Accordingly, the Company may incur additional losses in the future as a result of the implementation of the Company's business strategy, even if net sales increase significantly. There can be no assurance that the Company's business strategy will prove successful or that the Company will ever become profitable.

         Possible Need for Additional Financing. Continued operating losses or expansion of the Company's business may each result in requirements for funds in excess of cash flow generated from operations, the Company's existing cash balances and its available borrowing facilities. Accordingly, the Company may require future debt or equity financing to meet its business requirements. There can be no assurance that such financing will be available or, if available, on terms attractive to the Company. Any such financing may dilute the equity interests of the Company's stockholders.

         Non-Compliance with Financial Covenants; Possible Acceleration of 9% Convertible Debentures. At December 31, 1997 the Company had outstanding 9% Convertible Debentures due July 1, 2002 (the "9% Convertible Debentures") in the aggregate principle amount of $2,299,591. The Company is required to maintain certain financial ratios pursuant to the Debenture Loan Agreement (as defined herein) so long as the 9% Convertible Debentures are outstanding. Should the Company be in default under any of these requirements, the holders of the 9% Convertible Debentures have the right, upon written notice and after a thirty day period during which such default may be cured, to demand immediate payment of all the then unpaid principal and accrued but unpaid interest under the 9% Convertible Debentures. While the Company is not in compliance with certain of these requirements, the holders of the 9% Convertible Debentures have granted the Company a waiver effective through June 1999. There can be no assurance that the Company will attain a sufficient level of profitability, be in compliance with the financial ratios upon the expiration of the waivers, or be able to obtain an extension or renewal of the waivers. Any acceleration under the 9% Convertible Debentures prior to their maturity on July 1, 2002 could have a material adverse effect upon the Company. See "Item 6. Management's Discussion and Analysis of Results of Operations and Financial Condition--Liquidity and Capital Resources."

         Competition. The market for salty snack foods, such as those sold by the Company, including potato chips, tortilla chips, popcorn and pretzels, is large and intensely competitive. Competitive factors in the salty snack food industry include product quality and taste, brand awareness among consumers, access to supermarket shelf space, price, advertising and promotion, variety of snacks offered, nutritional content, product packaging and package design. The Company competes in that market principally on the basis of product quality and taste.

         The snack food industry is primarily dominated by Frito-Lay, Inc., which has substantially greater financial and other resources than the Company and sells brands that are more widely recognized than are the Company's products. Numerous other companies that are actual or potential competitors of the Company, many with greater financial and other resources (including more employees and more extensive facilities) than the Company, offer products similar to those of the Company. In addition, many of such competitors offer a wider range of products than that offered by the Company. Local or regional markets often have significant smaller competitors, many of whom offer batch fried products similar to those of the Company. Expansion of Company operations into new markets has and will continue to encounter significant competition from national, regional and local competitors that may be greater than that encountered by the Company in its existing markets. In addition, such competitors may challenge the Company's position in its existing markets. While the Company believes that its products and method of operations will enable it to compete successfully, there can be no assurance of its ability to do so.

         Promotional and Shelf Space Costs. Successful marketing of food products generally depends upon obtaining adequate retail shelf space for product display, particularly in supermarkets. Frequently, food manufacturers and distributors, such as the Company, incur additional costs in order to obtain additional shelf space. Whether or not the Company incurs such costs in a particular market is dependent upon a number of factors, including existing demand for the Company's products, relative availability of shelf space and general competitive conditions. The Company may incur significant shelf space or other promotional costs as a necessary condition of entering into competition in particular markets or stores. If incurred, such costs may materially affect the Company's financial performance.

         No Assurance of Consumer Acceptance of Company's Existing and Future Products. Consumer preferences for snack foods are continually changing and are extremely difficult to predict. The ability of the Company to develop successful operations in new markets will depend upon customer acceptance of, and the Company's ability to manufacture, its products. There can be no assurance that the Company's products will achieve a significant degree of market acceptance, that acceptance, if achieved, will be sustained for any significant period or that product life cycles will be sufficient to permit the Company to recover start-up and other associated costs. In addition, there can be no assurance that the Company will succeed in the development of any new products or that any new products developed by the Company will achieve market acceptance or generate meaningful revenue for the Company.

         Uncertainties and Risks of Food Product Industry. The food product industry in which the Company is engaged is subject to numerous uncertainties and risks outside of the Company's control. Profitability in the food product industry is subject to adverse changes in general business and economic conditions, oversupply of certain food products at the wholesale and retail levels, seasonality, the risk that a food product may be banned or its use limited or declared unhealthful, the risk that product tampering may occur that may require a recall of one or more of the Company's products, and the risk that sales of a food product may decline due to perceived health concerns, changes in consumer tastes or other reasons beyond the control of the Company.

         Fluctuations in Prices of Supplies; Dependence Upon Availability of Supplies and Performance of Suppliers. The Company's manufacturing costs are subject to fluctuations in the prices of potatoes and oil, the two major ingredients used in the manufacture of potato chips, as well as other ingredients of the Company's products. Potatoes are widely available year-round, either freshly harvested or from storage during winter months. TrisunR, a sunflower oil low in saturated fat that is used by the Company in the production of Poore BrothersTM brand potato chips, is supplied by one company. The Company believes that alternative cooking oils that are low in saturated fat are readily abundant and available. The Company is dependent on its suppliers to provide the Company with products and ingredients in adequate supply and on a timely basis. Although the Company believes that its requirements for products and ingredients are readily available, and that its business success is not dependent on any single supplier, the failure of certain suppliers to meet the Company's performance specifications, quality standards or delivery schedules could have a material adverse effect on the Company's operations. In particular, a sudden scarcity, a substantial price increase, or an unavailability of product ingredients could materially adversely affect the Company's operations. There can be no assurance that alternative ingredients would be available when needed and on commercially attractive terms, if at all.

         Lack of Proprietary Manufacturing Methods. The taste and quality of Poore BrothersTM brand potato chips is largely due to two elements of the Company's manufacturing process: its use of batch frying and its use of distinctive seasonings to produce a variety of flavors. The Company does not have exclusive rights to the use of either element; consequently, competitors may incorporate such elements into their own processes.

         Dependence Upon Major Customers. Two customers of the Company, Fry's Food Stores (a subsidiary of Kroger, Inc.) and Safeway, Inc., accounted for 14% and 10%, respectively, of the Company's 1997 net sales, with the remainder of the Company's net sales being derived from sales to a limited number of additional customers, either grocery chains or regional distributors, none of which individually accounted for more than 10% of the Company's sales for 1997. A decision by any major customers to cease or substantially reduce their purchases could have a material adverse effect on the Company's business.

         Reliance on Key Employees; Non-Compete Agreements. The Company's success is dependent in large part upon the abilities of its officers, including Eric J. Kufel (President and Chief Executive Officer). The inability of the officers to perform their duties or the inability of the Company to attract and retain other highly qualified personnel could have a material adverse effect upon the Company's business and prospects. The Company does not maintain, nor does it currently contemplate obtaining, "key man" life insurance with respect to such employees. With the exception of James M. Poore and Wendell T. Jones, the employment of the officers of the Company is on an "at-will" basis. The Company has non-compete agreements with all of its officers, except Mr. Jones. See "Item 9. Directors and Executive Officers of the Company."

         Legal Proceedings. In June 1996, a lawsuit was commenced in an Arizona state court against two directors of the Company, Mark S. Howells and Jeffrey J. Puglisi, and PB Southeast which alleged, among other things, that James Gossett had an oral agreement with Mr. Howells to receive a 49% ownership interest in PB Southeast, that Messrs. Howells and Puglisi breached fiduciary duties and other obligations to Mr. Gossett and that he was entitled to exchange such alleged stock interest for shares in the Company. Another plaintiff, PB Pacific Distributing, Inc., further alleged that Messrs. Howells and Puglisi failed to honor the terms of an alleged distribution agreement between it and PB Foods. The complaint seeks unspecified amounts of damages, fees and costs. In February 1997, plaintiffs filed pleadings indicating they are seeking $3 million in damages; plaintiffs may not be limited by this damage amount at trial. Messrs. Howells and Puglisi and PB Southeast have filed an answer and counterclaim against Mr. Gossett, denying the major provisions of the complaint, alleging various acts of nonperformance and breaches of fiduciary duty on the part of Mr. Gossett, and seeking various compensatory and punitive damages. The Company has agreed to indemnify Messrs. Howells and Puglisi in regard to this lawsuit. In July 1997, summary judgement was granted in favor of all defendants on all counts of the lawsuit. In its Order, the Maricopa County (Arizona) Superior Court ruled that there was no oral contract and that the remainder of the plaintiffs' claims could not support a cause of action against the defendants. In February 1998, the Court reversed its prior grant of summary judgment on one of the seven counts and reinstated Mr. Gossett's, claim that Messrs. Howells and Puglisi breached fiduciary duties to him. The

Court also set the matter for trial beginning October 5, 1998. The Court's recent ruling merely preserves Mr. Gossett's claim for trial and does not adjudicate the merits of the claim. The Company believes that the claim is without merit and will continue to vigorously defend the lawsuit. See "Item 3. Legal Proceedings."

         Governmental Regulation. The packaged food industry is subject to numerous federal, state and local governmental regulations, including those relating to the preparation, labeling and marketing of food products. The Company is particularly affected by the Nutrition Labeling and Education Act of 1990 ("NLEA"), which requires specified nutritional information to be disclosed on all packaged foods. The Company believes that the labeling on its products currently meets these requirements. The Company does not believe that complying with the NLEA regulations materially increases the Company's manufacturing costs. There can be no assurance, however, that new laws or regulations will not be passed that could require the Company to alter the taste or composition of its products. Such changes could affect sales of the Company's products and have a material adverse effect on the Company.

         Product Liability Claims. As a manufacturer and marketer of food products, the Company may be subjected to various product liability claims. There can be no assurance that the product liability insurance maintained by the Company will be adequate to cover any loss or exposure for product liability, or that such insurance will continue to be available on terms acceptable to the Company. Any product liability claim not fully covered by insurance, as well as any adverse publicity from a product liability claim, could have a material adverse effect on the financial condition or results of operations of the Company.

         Volatility of Market Price of Common Stock. Recent history relating to market prices of companies that recently completed an initial public offering indicates that, from time to time, there is significant volatility in the market price of the securities of such companies for reasons that may not be related to such companies' operations or financial conditions. Since the completion of the initial public offering of the Company's Common Stock in December 1996 at an offering price of $3.50 per share, the market price of the Common Stock has experienced a substantial decline. The last reported sales price of the Common Stock on the NASDAQ SmallCap Market on March 24, 1998 was $1.31 per share. There can be no assurance as to the future market price of the Common Stock.

         NASDAQ Listing Maintenance Requirements; No Assurance of Qualification for Continued Listing. NASDAQ has implemented rules changes increasing its quantitative listing standards that make it more difficult for the Company to maintain compliance with the listing requirements for the NASDAQ SmallCap Market. One of such requirements is that the bid price on the Common Stock be equal to or greater than $1. If the Company is unable to meet the NASDAQ SmallCap listing requirements in the future, its securities will be subject to being delisted, and trading, if any, would thereafter be conducted in the over-the-counter market in the so-called "pink sheets" or the "Electronic Bulletin Board" of the National Association of Securities Dealers, Inc. ("NASD"). As a consequence of such delisting, an investor could find it more difficult to dispose of, or to obtain accurate quotations as to the price of the Company's Common Stock.

         Under the rules of the Commission, stock priced under $5.00 per share is classified as "penny stock." Broker-dealers trading in "penny stock" are subject to burdensome record keeping and disclosure requirements, which can have the effect of reducing the liquidity and the value of such stock. Pursuant to one such requirement, broker-dealers involved in a penny stock transaction must make a special suitability determination for the purchaser and receive the purchaser's written consent to the transaction prior to the sale. A listing of securities on the NASDAQ SmallCap Market affords an exemption from those rules, and because the Common Stock is currently listed on the NASDAQ SmallCap Market, the "penny stock" rules do not apply to it. If, however, at some time in the future the Common Stock should become ineligible for continued listing on the NASDAQ SmallCap Market, those rules would apply.

         Certain Anti-takeover Provisions. The Company's Certificate of Incorporation authorizes the issuance of up to 50,000 shares of "blank check" Preferred Stock with such designations, rights and preferences as may be determined from time to time by the Board of Directors of the Company. The Company may issue such shares of Preferred Stock in the future without stockholder approval. The rights of the holders of Common Stock will be subject to, and may be adversely affected by, the rights of the holders of any Preferred Stock that may be issued in the future. The issuance of Preferred Stock, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of discouraging, delaying or preventing a change of control of the Company, and preventing holders of Common Stock from realizing a premium on their shares. In addition, under Section 203 of the Delaware General Corporation Law (the "DGCL"), the Company is prohibited from engaging in any business combination (as defined in the DGCL) with any interested stockholder (as defined in the DGCL) unless certain conditions are met. This statutory provision could also have an anti-takeover effect.

Company History

         Messrs. Donald and James Poore (the "Poore Brothers") founded PB Foods in 1986 after substantial experience in the potato chip industry. The Poore Brothers also founded PB Distributing in 1990 and PB Texas in 1991, which provided distribution capabilities for the Company's Poore BrothersTM brand products. Prior to forming PB Foods, the Poore Brothers co-founded Groff's of Texas, Inc. in 1983, which also manufactured batch-fried potato chips. The Poore Brothers had previously been employed for over thirteen years by Mira-Pak, Inc., a designer and manufacturer of packaging equipment for the snack food industry.

         In May 1993, Mark S. Howells and associated individuals formed PB Southeast, which acquired a license from PB Foods to manufacture and distribute Poore BrothersTM brand products. In 1994, PB Southeast opened a manufacturing plant in LaVergne, Tennessee.

         In November 1994, PB Southeast entered into a Purchase Agreement (the "Purchase Agreement") with PB Foods, the Poore Brothers and Amelia E. Poore, that provided for the acquisition by PB Southeast of (i) substantially all of the assets, subject to certain liabilities, of PB Foods; (ii) a 100% equity interest in PB Distributing; and (iii) an 80% equity interest in PB Texas, after giving effect to a 32% equity interest to be purchased from other stockholders of PB Texas not parties to the Purchase Agreement. Thereafter, the Company was formed as a holding company and the rights and obligations of PB Southeast under the Purchase Agreement were assigned to the Company. The transactions contemplated by the Purchase Agreement were consummated on May 31, 1995. Subsequent to the acquisition date, the Company acquired the remaining 20% equity interest in PB Texas. The aggregate purchase price paid by the Company in connection with these transactions was $4,057,163, $3,232,593 of which was paid in cash, $500,000 of which was payable pursuant to a five-year promissory note (paid off in January 1997) and the remainder of which was satisfied by the issuance of 300,000 shares of the Company's Common Stock, par value $.01 per share (the "Common Stock") to the seller. The Purchase Agreement contains a non-compete covenant pursuant to which each of the Poore Brothers agreed not to compete against the Company, directly or indirectly, in various states for a five-year period expiring on May 31, 2000.

         Also in May 1995, the Company entered into an exchange agreement with certain stockholders of PB Southeast, including Mark S. Howells and Jeffrey J. Puglisi, directors of the Company, pursuant to which the Company agreed to acquire from them more than 99% of the outstanding shares of the capital stock of PB Southeast, in exchange for the issuance to them of 1,560,000 shares of Common Stock, concurrently with and subject to the consummation of the closing under the Purchase Agreement. Such exchange was consummated on May 31, 1995. James Gossett owns the remaining shares of PB Southeast. See "Item 3. Legal Proceedings."

         In December 1996, the Company completed an initial public offering of its Common Stock, pursuant to which 2,250,000 shares of Common Stock were offered and sold to the public at an offering price of $3.50 per share. Of such shares, 1,882,652 shares were sold by the Company and 367,348 shares were sold by the holders of the 9% Convertible Debentures (Renaissance Capital Growth & Equity Income Fund III, Inc. and Wells Fargo Small Business Investment Company, Inc., formerly Wells Fargo Equity Capital, Inc.), which acquired such shares upon the conversion of $400,409 principal amount of the 9% Convertible Debentures. The initial public offering was underwritten by Paradise Valley Securities, Inc. (the "Underwriter"). The net proceeds to the Company from the sale of the 1,882,652 shares of Common Stock, after deducting underwriting discounts and commissions and the expenses of the offering payable by the Company, were approximately $5,300,000. On January 6, 1997, 337,500 additional shares of Common Stock were sold by the Company upon the exercise by the Underwriter of an over-allotment option granted to it in connection with the initial public offering. After deducting applicable underwriting discounts and expenses, the Company received net proceeds of approximately $1,000,000 from the sale of such additional shares.

         On June 4, 1997, PB Texas sold its Houston, Texas distribution business to Mr. David Hecht (the "Buyer"), pursuant to an Asset Purchase, Licensing and Distribution Agreement effective June 1, 1997. Under the Agreement, the Buyer was sold certain assets of PB Texas (including inventory, vehicles and capital equipment) and became the Company's distributor in the Houston, Texas market.

         In September 1997, the Company consolidated its entire manufacturing operations into its new facility in Goodyear, Arizona. As part of the consolidation, the Company closed its PB Southeast facility in LaVergne, Tennessee on September 30, 1997.

Business Strategy

         The Company's business objective is to become a leading regional manufacturer and distributor of branded premium potato chips and other salty snack foods by providing high quality products at competitive prices that are superior in taste to comparable products. The Company plans to achieve growth primarily through increased distribution and sales volume in existing markets, development of new products and acquisitions. The key elements of the Company's business strategy are as follows:

         Increase Consumer Acceptance of Poore BrothersTM Brand Products. The Company's Poore BrothersTM brand products have achieved significant market penetration in Arizona, Colorado, West Texas, New Mexico, Kansas and St. Louis, Missouri. The Company attributes the success of its products in these markets to the taste resulting from its batch frying process and the variety of flavors, sizes and types of products offered by the Company. To increase awareness and acceptance of its products, the Company is increasing its advertising and distribution efforts in certain key regional markets, including Arizona, Southern California, Colorado, New Mexico and West Texas. These efforts include, among other things, joint advertising with supermarkets and other manufacturers, radio and outdoor advertising, product sampling, event sponsorship, coupon distribution and in-store advertisements and displays.

         Continue Improvement in Operating Efficiencies. During 1997, the Company's management team focused its efforts on reducing costs and improving product quality. These actions included consolidating the Arizona operations and the Tennessee manufacturing operation into a single modern facility in Arizona, selling the unprofitable Texas distribution business, and discontinuing unprofitable pricing and promotion practices. The consolidation and the Company's investments in new machinery and manufacturing processes have resulted in significantly increased manufacturing efficiencies beginning in the fourth quarter of 1997. The Company also invested in a new quality assurance lab and personnel to improve the Company's ability to consistently produce products within a narrow specification range. The Company's plans include continued operating efficiency improvements and negotiated reductions in raw material costs in 1998.

         Develop and Distribute New Products. The Company intends to develop new products that leverage its expertise in manufacturing, marketing and distributing snack food products. The Company believes it can develop new snack food products that consumers perceive to be superior in taste, texture, appearance and brand personality, resulting in increased consumer demand and shelf space for the Company's products. In addition, the Company plans to grow its Arizona snack food distribution business through increasing its emphasis on growing selective core brands, such as Snyder's pretzels.

         Expand Private Label Business. The Company has arrangements with one California and two Arizona grocery chains for the manufacture and distribution by the Company of their respective private label potato chips. The Company manufactures potato chips for these customers in various types and flavors as specified by them. The Company believes that opportunities exist for the Company to expand this segment of its business. Consequently, in July 1997 the Company expanded its private label production capacity by purchasing and installing a continuous fryer in its new Arizona facility that can produce approximately 2,100 pounds of potato chips per hour. The Company intends to seek additional private label customers in the southwestern United States who demand exceptional product quality at a reasonable price.

Products

         Potato Chips. Poore BrothersTM brand potato chips were first introduced by the Poore Brothers in 1986 and have accounted for substantially all of the Company's manufacturing sales to date. The potato chips are marketed by the Company as a premium product based on their distinctive combination of cooking method and variety of distinctive flavors. The potato chips are currently offered in ten flavors: Original, Salt & Vinegar, Jalapeno, Barbecue, Parmesan & Garlic, Cajun, Dill Pickle, Grilled Steak & Onion, Tangy Calypso and Unsalted. The Company has agreements with one California and two Arizona grocery chains pursuant to which the Company produces their respective private label potato chips in the styles and flavors specified by such grocery chains. From June 1996 until September 1997, the Company marketed low-fat potato chips in various flavors that were processed by a third party, Great Snaxx of AZ L.L.C. ("Great Snaxx"). See "Manufacturing."

         Other Snack Food Products. Through its Arizona distribution subsidiary, PB Distributing, the Company purchases and resells throughout Arizona snack food products manufactured by others. Such products include pretzels, tortilla chips, crackers, snack nuts and meat snacks.

Manufacturing

         The Company believes that a key element of the product's success to date has been its use of certain cooking techniques and key ingredients in the manufacturing process to produce potato chips with improved flavor. These techniques currently involve two elements: the Company's use of a batch frying process for its brand name products, as opposed to the conventional continuous line cooking method, and the Company's use of distinctive seasonings to produce potato chips in a variety of flavors. Although it produces less volume, the Company believes that its batch frying process is superior to conventional continuous line cooking methods because it enhances crispness and flavor through greater control over temperature and other cooking conditions.

         Production Facilities. In August 1997, the Company completed the transition of all Arizona manufacturing operations into its newly constructed Goodyear, Arizona facility. The new Goodyear facility has the capacity to produce approximately 3,000 pounds of potato chips per hour, with approximately 2,100 pounds of such capacity being produced using a continuous frying method and the remainder being produced using the Company's batch frying method. In September 1997, the Company closed its PB Southeast manufacturing operation in LaVergne, Tennessee and consolidated all of the Company's manufacturing operations into the Company's new facility in Goodyear, Arizona. In connection with the PB Southeast closure, the Company sold certain equipment and moved the remaining equipment (with an aggregate production capacity of approximately 360 pounds of potato chips per hour) to the new facility for storage. If needed, this equipment could be installed in the Arizona facility without significant time or cost.

         Private Label Products. In order to meet potential demand for private label products, the Company installed a continuous fryer potato chip line in its new facility that has the capacity to produce approximately 2,100 pounds of potato chips per hour. In July 1997, the Company began producing private label potato chips with the new continuous fryer. There can be no assurance that the Company will obtain sufficient business to recoup the costs of its investment in, and alterations of its facilities.

         Low-Fat  Potato Chips.  In 1996,  the Company  signed an agreement with
Great Snaxx pursuant to which Great Snaxx granted the Company rights in a limited geographic region to market low-fat potato chips processed by Great Snaxx. The Company marketed low-fat potato chips processed by Great Snaxx from June 1996 until September 1997. Sales of the low-fat potato chips were not significant and during 1997 and 1996 accounted for less than 2.5% and 1.7%, respectively, of the Company's net sales. On September 3, 1997, Great Snaxx notified the Company that it had ceased operations related to its processing of low-fat potato chips. Under its terms, the cessation of business by Great Snaxx automatically terminated the agreement.

         The Company may in the future consider producing low-fat potato chips using an alternative production method, such as baking or the use of alternative cooking oils. There can be no assurance, however, that the Company would be successful in utilizing an alternative method or that low-fat potato chips produced by the Company would be accepted in the marketplace.

Marketing and Distribution

         The Company sells its products primarily in the southwest, but also in targeted markets in the western, southern and midwestern United States. The Company's products are distributed through a select group of independent distributors.

         The Company's Arizona distribution subsidiary operates throughout Arizona, with 30 independently operated service routes. Each route is operated by an independent distributor who merchandises as many as 100 items at major grocery store chains in Arizona, such as Albertson's, ABCO, Basha's, Fry's, Megafoods, Safeway, Smith's, and Smitty's Food Stores. In addition to servicing major supermarket chains, the Company's distributors service many independent grocery stores, club stores (including Price/Costco and Sam's), and military facilities throughout Arizona. In addition to Poore BrothersTM brand products, the Company distributes throughout Arizona a wide variety of items manufactured by other companies, including pretzels, tortilla chips, crackers, snack nuts and meat snacks. The Company also sells Poore BrothersTM brand potato chips to America West Airlines and Trans World Airlines for passenger service and to several vending companies in the southwest.

         Outside of Arizona, the Company selects distributors primarily on the basis of quality of service, call frequency on customers, financial capability and relationships they have with supermarkets, including access to shelf space in the store's snack aisles. As of December 31, 1997, the Company had arrangements with over 35 distributors in a number of major cities, including St. Louis, Denver, San Diego, Los Angeles, San Antonio, El Paso, Albuquerque, Cincinnati, Houston, Wichita, Honolulu, Boise, Tampa, and Minneapolis.

         Successful marketing of the Company's products depends, in part, upon obtaining adequate retail shelf space for such products, particularly in supermarkets. Frequently, the Company incurs additional marketing costs in order to obtain additional shelf space. Whether or not the Company will continue to incur such costs in the future will depend upon a number of factors, including existing demand for the Company's products, relative availability of shelf space and general competitive conditions. The Company may incur significant shelf space or other promotional costs as a necessary condition of entering into competition in particular markets or stores. Any such costs may materially affect the Company's financial performance.

Suppliers

         The principal raw materials used by the Company are potatoes, oil and packaging material. The Company believes that the raw materials it needs to produce its products are readily available from numerous suppliers on commercially reasonable terms. Potatoes are widely available year-round, either freshly harvested or from storage during the winter months. The Company uses both sunflower oil and cottonseed oil in the production of potato chips. The Company believes that alternative cooking oils for the production of Poore BrothersTM brand and private label potato chips are readily abundant and available. The Company also uses seasonings in its manufacturing process.

         The Company chooses its suppliers based primarily on price, availability and quality and does not have any long-term arrangements with any supplier, except its 3-year arrangement with Printpack Inc. for packaging material. Although the Company believes that its required products and ingredients are readily available, and that its business success is not dependent on any single supplier, the failure of certain suppliers to meet the Company's performance specifications, quality standards or delivery schedules could have a material adverse effect on the Company's operations. In particular, a sudden scarcity, a substantial price increase, or an unavailability of product ingredients could materially adversely affect the Company's operations. There can be no assurance that alternative ingredients would be available when needed and on commercially attractive terms, if at all.

Customers

         Two customers of the Company, Fry's Food Stores (a subsidiary of Kroger, Inc.) and Safeway, Inc. accounted for 14% and 10%, respectively, of the Company's 1997 net sales. The remainder of the Company's revenues were derived from sales to a limited number of additional customers, either grocery chains or regional distributors, none of which individually accounted for more than 10% of the Company's sales for 1997. A decision by any of the Company's major customers to cease or substantially reduce their purchases could have a material adverse effect on the Company's business.

Market Overview and Competition

         According to the Snack Food Association ("SFA"), the U.S. market for salty snack foods reached $16.0 billion at retail in 1996 with potato chips accounting for approximately 33% of the market, and tortilla chips, pretzels, popcorn and other products accounting for the balance. Per capita snack consumption, in dollar terms, has increased every year during the past six years, ranging from an increase of 6.0% (in 1990) to 0.4% (in 1994), with a 1996 increase of 4.4% to a rate of $60.42 per person per annum. Potato chip sales have similarly increased steadily over the same period, with 1996 retail sales of $5.3 billion (a 9.3% increase over 1995) contrasted to 1990 sales of $4.3 billion.

         The Company's products compete generally against other salty snack foods, including potato chips, tortilla chips, popcorn and pretzels. The salty snack food industry is large and highly competitive and is dominated primarily by Frito-Lay, Inc., a subsidiary of PepsiCo, Inc. Frito-Lay, Inc. possesses substantially greater financial, production, marketing, distribution and other resources than the Company and brands that are more widely recognized than the Company's products. Numerous other companies that are actual or potential competitors of the Company, many with greater financial and other resources (including more employees and more extensive facilities) than the Company, offer products similar to those of the Company. In addition, many of such competitors offer a wider range of products than offered by the Company. Local or regional markets often have significant smaller competitors, many of whom offer batch fried or low-fat products similar to those of the Company. Expansion of Company operations to other areas of the United States has and will continue to encounter significant competition from national, regional and local competitors that may be greater than that encountered by the Company in its existing markets. In addition, such competitors may challenge the Company's position in its existing markets. While the Company believes that its specialized products and method of operations will enable it to compete successfully, there can be no assurance of its ability to do so.

         The principal competitive factors affecting the market of the Company's products include product quality and taste, brand awareness among consumers, access to supermarket shelf space, price, advertising and promotion, variety of snacks offered, nutritional content, product packaging and package design. The Company competes in the market principally on the basis of product quality and taste.

Government Regulation

         The manufacture, labeling and distribution of the Company's products are subject to the rules and regulations of various federal, state and local health agencies, including the FDA. In May 1994, regulations under the NLEA concerning labeling of food products, including permissible use of nutritional claims such as "fat-free" and "low-fat," became effective. The Company is complying with the NLEA regulations and closely monitors the fat content of its products through various testing and quality control procedures. The Company does not believe that compliance with the NLEA regulations materially increases the Company's manufacturing costs. There can be no assurance that new laws or regulations will not be passed that could require the Company to alter the taste or composition of its products. Such changes could affect sales of the Company's products and have a material adverse effect on the Company.

         In addition to laws relating to food products, the Company's operations are governed by laws relating to environmental matters, workplace safety and worker health, principally the Occupational Safety and Health Act. The Company believes that it presently complies in all material respects with such laws and regulations.

Employees

         As of December 31, 1997, the Company had 73 full-time employees, including 56 in manufacturing and distribution, 6 in sales and marketing and 11 in administration and finance. The Company's employees are not represented by any collective bargaining organization and the Company has never experienced a work stoppage. The Company believes that its relations with its employees are good.


Item 2.  Description of Property

         The Company owns a new 60,000 square foot facility located on 7.7 acres of land in Goodyear, Arizona, approximately 15 miles west of Phoenix, Arizona. Construction of this new facility was completed in June 1997. In August 1997, the Company completed the transition of all of its Arizona operations into the new facility. The site will enable the Company to expand its facilities in the future to a total building size of 120,000 square feet. The facility is financed by a mortgage with Morgan Guaranty Trust Company of New York that matures in June 2012.

         On February 28, 1997, the Company sold three 12,000 square foot buildings in Goodyear, Arizona, which previously housed the Company's Arizona operations and were replaced by the new facility. The net proceeds from the sale of the properties, which approximated $710,000 were used to repay mortgages which encumbered the properties and to repay the $500,000 principal amount of a promissory note issued by the Company to the Poore Brothers in 1995 in connection with the PB Acquisition. The Company leased the properties from the buyer on a month-to-month basis until the Company's relocation to its new facility was completed in August 1997. The total amount of such lease payments was $56,000.

         Until December 31, 1997, PB Southeast leased a 16,900 square foot manufacturing facility located in LaVergne, Tennessee, approximately 15 miles south of Nashville, Tennessee. The facility was leased under a lease agreement that by its terms expired in November 1998. In September 1997, the Company closed its PB Southeast operation and consolidated its operations into its new Arizona facility. In December 1997, the Company completed negotiations with the landlord for the early termination of the lease effective December 31, 1997.

         The Company believes that its facilities are adequately covered by insurance.

 Item 3.  Legal Proceedings

         In June 1996, a lawsuit was commenced in an Arizona state court against two directors of the Company, Mark S. Howells and Jeffrey J. Puglisi, and PB Southeast which alleged, among other things, that James Gossett had an oral agreement with Mr. Howells to receive a 49% ownership interest in PB Southeast, that Messrs. Howells and Puglisi breached fiduciary duties and other obligations to Mr. Gossett and that he was entitled to exchange such alleged stock interest for shares in the Company. Another plaintiff, PB Pacific Distributing, Inc., further alleged that Messrs. Howells and Puglisi failed to honor the terms of an alleged distribution agreement between it and PB Foods. The complaint seeks unspecified amounts of damages, fees and costs. In February 1997, plaintiffs filed pleadings indicating they are seeking $3 million in damages; plaintiffs may not be limited by this damage amount at trial. Messrs. Howells and Puglisi and PB Southeast have filed an answer and counterclaim against Mr. Gossett denying the major provisions of the complaint, alleging various acts of nonperformance and breaches of fiduciary duty on the part of Mr. Gossett and seeking various compensatory and punitive damages. The Company has agreed to indemnify Messrs. Howells and Puglisi in regard to this lawsuit. In July 1997, summary judgement was granted in favor of all defendants on all counts of the lawsuit. In its Order, the Maricopa County (Arizona) Superior Court ruled that there was no oral contract and that the remainder of the plaintiffs' claims could not support a cause of action against the defendants. In February 1998, the Court reversed its prior grant of summary judgment on one of the seven counts and reinstated Mr. Gossett's claim that Messr. Howells and Puglisi breached fiduciary duties to him. The Court also set the matter for trial beginning October 5, 1998. The Court's recent ruling merely preserves Mr.
Gossett's claim for trial and does not adjudicate the merits of the claim. The Company believes that the claim is without merit and will continue to vigorously defend the lawsuit.

         In September 1997, a lawsuit was commenced against PB Distributing by Chris Ivey and his company, Shelby and Associates (collectively "Ivey"). The complaint alleges, among other things, that PB Distributing defrauded Ivey as part of Ivey's purchase of a distributing company from Walter Distributing Company and James Walter and that as a result, Ivey has suffered damages of at least $390,000. Ivey is also seeking punitive damages. PB Distributing and the Company have denied the allegations and believe that the claim is without merit and will continue to vigorously defend the lawsuit.

         The Company is a party to various lawsuits arising in the ordinary course of business. Management believes, based on discussions with legal counsel, that the resolution of such lawsuits will not have a material effect on the financial statements taken as a whole.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

         The common stock, $.01 par value, of the Company (the "Common Stock") began trading on the NASDAQ SmallCap Market tier of the NASDAQ Stock Market on December 6, 1996 under the symbol "POOR." The following table sets forth, for the periods indicated, the high and low reported sales prices for the Common Stock on the NASDAQ SmallCap Market. The trading market in the Company's securities may at times be relatively illiquid due to low trading volume. The Company's initial public offering became effective on December 6, 1996. Before this date, there was no public market for the Company's securities.

                                                                                          Sales Prices
                                                                                          ------------
                                        Period of Quotation                             High        Low
                                        -------------------                             ----        ---
                 Fiscal 1996:
                      Fourth Quarter (December 6, 1996 to December 31, 1996)           $5.13       $3.25

                 Fiscal 1997:
                      First Quarter                                                    $4.25       $2.88
                      Second Quarter                                                   $3.25       $1.94
                      Third Quarter                                                    $2.75       $1.28
                      Fourth Quarter                                                   $1.69       $0.94

         On March 24, 1998, there were 7,126,657 shares of Common Stock outstanding. As of such date, the shares of Common Stock were held of record by approximately 2,600 stockholders.

         The Company has never declared or paid any dividends on the shares of Common Stock. Management intends to retain any future earnings for the operation and expansion of the Company's business and does not anticipate paying any dividends at any time in the foreseeable future. In any event, certain debt agreements of the Company limit the Company's ability to declare and pay dividends.

Item 6. Management's Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations

         Year ended  December 31, 1997  compared to the year ended  December 31,
1996

         Net sales decreased to $15,731,796 for the year ended December 31, 1997 from $17,960,484 for the year ended December 31, 1996. This represents a decrease of $2,228,688, or 12%. Kettle chip sales for 1997 were $9,758,977, down $485,900, or 5%, from $10,244,877 in 1996. The decrease was caused by (i) $750,000 in lower sales by the Company's Texas distribution business (sold in June 1997), (ii) $486,000 in lower sales attributed to the discontinuance of unprofitable pricing and promotion programs, and (iii) offset by $750,000 of increased sales by the Arizona operation. For 1997, net sales from private label potato chips were $1,079,398, up $166,126 or 18% from $913,272 in 1996 primarily as a result of adding one new private label customer in September 1997. Net sales from low-fat potato chips were $382,713, up $84,818, or 28%, from $297,895 in 1996 (sales of which began in June 1996 and ceased in September 1997). Sales of products manufactured by others for 1997 were $4,510,708, down $1,993,732, or 31%, from $6,504,440 in 1996. The decrease was attributable to the sale of the Company's Texas distribution business ($1.3 million) and the discontinuance in Arizona of several unprofitable product lines manufactured by others ($0.7 million). For 1997 and 1996, sales of products manufactured by the Company accounted for 71% and 64%, respectively, of total sales, and sales of products manufactured by others accounted for 29% and 36%, respectively, of total sales. The decrease in the percentage of sales attributable to products manufactured by others was primarily due to the resignation of non-snack food distribution products from the Company's Arizona distribution business and the sale of the Company's Texas distribution business.

         Gross profit for the year ended December 31, 1997 was $2,021,817, or 13% of net sales, as compared to $2,974,110, or 17% of net sales, for the year ended December 31, 1996. The $952,293 decrease in gross profit was driven by higher manufacturing costs and lower revenues. Gross profit decreased by approximately $380,000 as a result of reduced manufacturing efficiencies due to lower sales volume at the now closed Tennessee manufacturing facility. Lower sales volumes contributed approximately $370,000 with the remainder resulting from increased manufacturing costs in the Arizona manufacturing operation due to inefficiencies related to the transition to the new facility and new equipment, along with higher fixed costs associated with the Company's higher production capacity.

         Selling, general and administrative expenses increased to $3,982,428 in 1997 up $707,106, or 22%, from $3,275,322 in 1996. Included in selling, general and administrative expenses in 1997 were approximately $280,000 of restructuring expenses related to severance, relocation, moving and equipment write-downs. In addition, the Company incurred higher professional service costs of $323,000 (legal, accounting, insurance and printing) associated with being a public company. Advertising and promotional expense for 1997 was up $100,000 over 1996 reflecting a $200,000 investment in consumer marketing programs, including radio, billboards, event sponsorship and coupons, launched during the fourth quarter of 1997.

         The "Sale of Texas distribution business" in the Statement of Operations reflects one-time restructuring charges of $164,383 related to the sale in June 1997. These charges include amounts related to asset write-downs of $97,000, salaries and benefits of $57,000 and lease termination expenses of $10,000.

         The "Closing of Tennessee manufacturing operation" in the Statement of Operations reflects one-time restructuring charges of $581,492 in connection with the closure of the PB Southeast manufacturing operation in September 1997. These charges included amounts related to asset write-downs of $381,000, lease termination expenses of $55,000, other facility shutdown expenses of $33,000, freight associated with equipment transfers of $47,000 and severance and related benefits of $65,000.

         Net interest expense decreased to $327,611 for the year ended December 31, 1997 from $390,466 for the year ended December 31, 1996. This decrease was due primarily to $115,000 of increased interest income generated from investment of the proceeds of the initial public offering that occurred in December 1996. There was a $52,000 increase in interest expense due principally to the permanent financing on the Company's new Arizona facility and additional equipment leases.

         The Company's net losses for the years ended December 31, 1997 and December 31, 1996 were $3,034,097 and $691,678, respectively. The increase in net loss was due to a $1,453,000 increase in operating expenses and a $952,000 decrease in gross profit. The increased operating expenses were primarily attributable to restructuring costs associated with the closure of the Company's Tennessee manufacturing operation and the sale of the Company's Texas distribution business. The reduction in gross profit was principally attributable to reduced manufacturing efficiencies at the now-closed Tennessee manufacturing facility and lost revenue from the Company's now-closed Texas distribution business.

Liquidity and Capital Resources

         Net working capital was $1,423,643 at December 31, 1997, with a current ratio of 1.6:1. At December 31, 1996, the Company's net working capital was $4,185,602, with a current ratio of 2.2:1. The $2,761,959 decrease in working capital was primarily attributable to the Company's use of cash for operating activities of approximately $2,064,000.

         Completion of the new manufacturing, distribution and headquarters facility, along with the purchase and installation of equipment, required funds of $2,950,812 during 1997. These capital expenditures were funded by the refinancing of the Company's $1 million short-term construction loan into a permanent $2 million mortgage financing arrangement, financing of $862,961 under equipment financing leases and proceeds from the Company's initial public offering.

         In connection with the Company's sale of the Texas distribution business in June 1997 and the closure of the Tennessee manufacturing operation in September 1997, $478,000 of the $746,000 in total charges represents non-cash asset write-downs. Of the $268,000 which required cash payments, $187,000 was paid in 1997, and the remaining $81,000 was paid in January 1998. In connection with the Company's closure of the Tennessee manufacturing operation and the relocation of certain assets to Arizona, the $160,000 outstanding balance on the Commercial Development Block Grant from the State of Tennessee was paid off using working capital in January 1998.

         Construction of the Company's new Arizona manufacturing, distribution and headquarters facility was initially financed with a $2.4 million construction loan from the National Bank of Arizona, secured by a first deed of trust on the land and the building. Interest on the construction loan was at the prime rate plus 2% (10.25% at December 31, 1996). On June 4, 1997, the Company refinanced the $1 million remaining balance on the construction loan with a $2 million mortgage loan arrangement with Morgan Guaranty Trust Company of New York. The fixed rate note bears interest at 9.03% and is secured by the land and the building. The note matures on July 1, 2012, however monthly principal and interest installments of $18,425 are determined based on a twenty-year amortization period.

         The Company has entered into a variety of capital and operating leases for the acquisition of equipment and vehicles. The leases generally have five-year terms. In June 1997, the Company entered into five-year capital leases at 9.06% with FINOVA Capital Corporation for new production equipment installed at the new Arizona facility. In 1997, the Company entered into leases for equipment with an aggregate fair market value of $863,000.

         On February 28, 1997, in connection with the construction of its Arizona manufacturing facility, the Company sold existing land and buildings for net proceeds of approximately $710,000. The carrying value of the disposed property approximated the net proceeds and the sale had an immaterial impact on the results of operations. Proceeds from the sale were used primarily to pay off related mortgage debt and notes payable totaling approximately $650,000.

         In December 1996, the Company completed an initial public offering resulting in the sale of 2,250,000 shares of its Common Stock, $.01 par value, to the public at $3.50 per share. The net proceeds to the Company from the sale of 1,882,652 shares (the balance of the shares having been sold by the 9% Convertible Debenture holders), after deducting expenses of the offering, were approximately $5.3 million. In January 1997, the Company sold 337,500 additional shares of Common Stock pursuant to an over-allotment option granted to the underwriter of the initial public offering. Net proceeds from the sale approximated $1,000,000. In connection with the initial public offering, the underwriter was granted a warrant to purchase 225,000 shares of Common Stock at $4.38 per share, which is exercisable through December 6, 2001.

         On July 26, 1996, the Company entered into a $1,000,000 Receivable Financing Agreement to provide working capital, with First Community Financial Corporation (the "Credit Agreement") pursuant to which it initially borrowed $675,000, a portion of which was used to retire the Company's previous working capital line. The Credit Agreement, as amended, was renewed in November 1997 for a six month period with automatic renewals from year to year, unless terminated by either party on the anniversary date of the agreement by written notice given not less than 30 days prior to the anniversary date. The Credit Agreement bears interest at the prime rate plus 3.50% (12.00% at December 31, 1997), with minimum monthly interest of $2,500. The Company may borrow up to an amount equal to 75% of eligible receivables, representing accounts receivable outstanding less than 60 days, subject to concentration limits. At December 31, 1997, the Company had approximately $262,000 available under the working capital line of credit. There can be no assurance that the working capital line will be renewed. If the working capital line is not renewed and no alternative funding is obtained, the Company would implement cost reduction measures and reduce planned capital expenditures. Non-renewal of the working capital line could have a material adverse effect on the Company.

         On May 31, 1995, the Company issued $2,700,000 of its 9% Convertible Debentures, with monthly principal payments of approximately $20,000 beginning in July 1998 through July 1, 2002, in connection with the PB Acquisition. In December 1996, in connection with the Company's initial public offering, the holders of the 9% Convertible Debentures converted $400,409 principal amount of the 9% Convertible Debentures into 367,348 shares of Common Stock. As of December 31, 1997, $2,299,591 principal amount of the 9% Convertible Debentures remained outstanding. As of December 31, 1997, the Company was not in compliance with a financial ratio, that the Company is required to maintain while the 9% Convertible Debentures are outstanding, related to a required interest coverage ratio of 1.5:1(actual of -5.7:1). As a result of an event of default, the holders of the 9% Convertible Debentures have the right, upon written notice and after a thirty-day period during which such default may be cured, to demand immediate payment of the then unpaid principal and accrued but unpaid interest under the Debentures. The holders of the 9% Convertible Debentures have granted the Company a waiver effective through June 30, 1999. After that time, the Company will be required to be in compliance with the following financial ratios, so long as the 9% Convertible Debentures remain outstanding: working capital of at least $1,000,000; minimum shareholders' equity (net worth); an interest coverage ratio of at least 2.0:1; and a current ratio at the end of any fiscal quarter of at least 1.1:1. The Company is currently in compliance with the minimum shareholders' equity, working capital and current ratio requirements. Management believes that the achievement of the Company's plans and objectives will enable the Company to attain a sufficient level of profitability to remain in compliance with the financial ratios or alternatively, that the Company will be able to obtain an extension or renewal of the waivers. There can be no assurance, however, that the Company will attain any such profitability and be in compliance with the financial ratios upon the expiration of the waivers or be able to obtain an extension or renewal of the waivers. Any acceleration under the 9% Convertible Debentures prior to their maturity on July 1, 2002 could have a material adverse effect upon the Company.

         At December 31, 1997, the Company had net operating losses available for federal and state income taxes of approximately $4,548,000. The Company's ability to utilize its net operating losses to offset future taxable income may be limited under the Internal Revenue Code Section 382 change in ownership rules. A valuation allowance has been provided since the Company believes the realizability of the deferred tax asset does not meet the more likely than not criteria under

SFAS 109, "Accounting for Income Taxes." The Company's accumulated net operating losses expire in varying amounts between 2010 and 2012.

Management's Plans

         In connection with the implementation of the Company's business strategy, the Company may incur additional operating losses in the future. Expenditures relating to market and territory expansion and new product development may adversely affect selling, general and administrative expenses and consequently may adversely affect operating and net income. These types of expenditures are expensed for accounting purposes as incurred, while revenue generated from the result of such expansion may benefit future periods.

         Management believes that existing working capital, together with available line of credit borrowings, and anticipated cash flows from operations, will be sufficient to finance the operations of the Company for the next twelve months. The belief is based on current operating plans and certain assumptions, including those relating to the Company's future revenue levels and expenditures, industry and general economic conditions and other conditions. If any of these factors change, the Company may require future debt or equity financings to meet its business requirements. There can be no assurance that such financings will be available or, if available, on terms attractive to the Company.

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

Item 7.  Financial Statements

                                                                                                                   Page
Reports

Report of independent accountants with respect to financial statements for the year ended December 31, 1997          23
Report of independent accountants with respect to financial statements for the year ended December 31, 1996          24

Financial Statements

Consolidated balance sheets as of December 31, 1997 and 1996                                                         25
Consolidated statements of operations for the years ended December 31, 1997 and 1996                                 26
Consolidated statement of shareholders' equity for the years ended December 31, 1997 and 1996                        27
Consolidated statements of cash flows for the years ended December 31, 1997 and 1996                                 28
Notes to financial statements                                                                                        29

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         Information with respect to this Item 8 is hereby incorporated by reference from the Company's "Current Report on Form 8-K" filed by the Company with the Commission on January 7, 1998.

                                    PART III

Item 9.  Directors and Executive Officers of the Company

         The executive officers and Directors of the Company, and their ages, are as follows:

                      Name                         Age                              Position
      Eric J. Kufel...............................  31            President, Chief Executive Officer, Director
      Thomas W. Freeze............................  46            Vice President, Chief Financial Officer, Treasurer, and
                                                                    Secretary
      Scott D. Fullmer............................  34            Vice President -- Sales and Marketing
      Glen E. Flook...............................  39            Vice President -- Manufacturing
      James M. Poore..............................  51            Vice President
      Wendell T. Jones............................  57            Director of Sales -- Arizona
      Mark S. Howells.............................  44            Chairman, Director
      Jeffrey J. Puglisi..........................  39            Director
      Robert C. Pearson...........................  62            Director
      Aaron M. Shenkman...........................  57            Director

Eric J. Kufel. Mr. Kufel has served as President, Chief Executive Officer and a Director of the Company since February 1997. From November 1995 to January 1997, Mr. Kufel was Senior Brand Manager at The Dial Corporation and was responsible for the operating results of Purex Laundry Detergent. From June 1995 to November 1995, Mr. Kufel was Senior Brand Manager for The Coca-Cola Company where he was responsible for the marketing and development of Minute Maid products. From November 1994 to June 1995 Mr. Kufel was Brand Manager for The Coca-Cola Company, and from June 1994 to November 1994, Mr. Kufel was Assistant Brand Manager for The Coca-Cola Company. From January 1993 to June 1994, Mr. Kufel was employed by The Kellogg Company in various capacities including being responsible for introducing the Healthy Choice line of cereal and executing the marketing plan for Kellogg's Frosted Flakes cereal. Mr. Kufel earned a Masters of International Management from the American Graduate School of International Management in December 1992.

Thomas W. Freeze. Mr. Freeze has served as Vice President, Chief Financial Officer, Secretary and Treasurer of the Company since April 1997. From April 1994 to April 1997, Mr. Freeze served as Vice President, Finance and Administration -- Retail of New England Business Service, Inc. From October 1989 to April 1994, Mr. Freeze served as Vice President, Treasurer and Secretary of New England Business Service, Inc.

Scott D. Fullmer. Mr. Fullmer has served as Vice President-Sales and Marketing of the Company since February 1997. From September 1993 to February 1997, Mr. Fullmer served in various capacities with The Dial Corporation, including Senior Brand Manager, where he was responsible for managing the sales and advertising for Dial Soap. From February 1992 to September 1993, Mr. Fullmer was Product Manager for Sara Lee Corp. From April 1989 to February 1992, Mr. Fullmer served in various capacities with Borden, Inc. including Product Manager, Snack Foods, where he was responsible for managing the merchandising of selected snack food products including potato chips. From May 1986 to April 1989, Mr. Fullmer was in sales management at Frito-Lay, Inc.

Glen E. Flook. Mr. Flook has served as Vice President-Manufacturing since March 1997. From January 1994 to February 1997, Mr. Flook was employed by The Dial Corporation as a Plant Manager for a manufacturing operation that generated $40 million in annual revenues. From January 1983 to January 1994, Mr. Flook served in various capacities with Frito-Lay, Inc., including Plant Manager and Production Manager.

James M. Poore. Mr. Poore has served as a Vice President of the Company since June 1995. Mr. Poore co-founded PB Foods in 1986 and served as its Vice President, Secretary, Treasurer and Director until the PB Acquisition in May 1995. In addition, Mr. Poore served as the Secretary and a Director of PB Distributing, a subsidiary of the Company, from January 1990 to May 1995, and as Chairman of the Board and a Director of PB Texas, a subsidiary of the Company, from May 1991 to May 1995. In 1983, he co-founded Groff's of Texas, Inc., a potato chip manufacturer in Brookshire, Texas, and served as its President until January 1986.

Wendell T. Jones. Mr. Jones has been the Director of Sales -- Arizona since February 1997. Previously, Mr. Jones was National Sales Manager of the Company from January 1996 to February 1997. From 1969 to 1996, Mr. Jones served in various capacities at Frito-Lay, Inc., including Director of Sales, Operations Manager and Manager-Trade Development.

Mark S. Howells. Mr. Howells has served as Chairman of the Board of the Company since March 1995. For the period from March 1995 to August 1995, Mr. Howells also served as President and Chief Executive Officer of the Company. He has served as the Chairman of the Board of PB Southeast, a subsidiary of the Company, since its inception in May 1993 and served as its President and Chief Executive Officer from May 1993 to August 1994. Since 1988, Mr. Howells has devoted a majority of his time to serving as the President and Chairman of Arizona Securities Group, Inc., a registered securities broker-dealer.

Jeffrey J. Puglisi. Mr. Puglisi has served as a Director of the Company since March 1995. From March 1996 to August 1996, Mr. Puglisi also served as Vice Chairman of the Company. For the period from August 1995 to March 1996, Mr. Puglisi served as Chief Executive Officer of the Company. For the period from March 1995 to August 1995, Mr. Puglisi served as Executive Vice President, Chief Operating Officer, Secretary and Treasurer of the Company. He also served as President, Chief Executive Officer and a Director of PB Southeast from August 1994 to August 1995. Since 1988, Mr. Puglisi has also served as the Senior Vice President of Arizona Securities Group, Inc., a registered securities broker-dealer. In addition, since August 1997 Mr. Puglisi has served as the investment manager for Puglisi Capital Partners, LP, a private investment partnership.

Robert C. Pearson. Mr. Pearson has served as a Director of the Company since March 1996. Mr. Pearson has been Senior Vice President -- Corporate Finance for Renaissance Capital Group, Inc. since April 1997. Previously, Mr. Pearson had been an independent financial and management consultant specializing in investments with emerging growth companies. He has performed services for Renaissance Capital Partners ("RCP") in connection with the Company and other RCP investments. RCP is the operating manager of Renaissance Capital Growth & Income Fund III, Inc. ("Renaissance"), the owner of a 9% Convertible Debenture. From 1990 to 1994, Mr. Pearson served as Executive Vice President and Chief Financial Officer of Thomas Group, Inc., a publicly traded consulting firm. Prior to 1990, Mr. Pearson was Vice President -- Finance of Texas Instruments, Incorporated.

         Pursuant to the Debenture Loan Agreement dated May 31, 1995 among the Company, Renaissance and Wells Fargo Small Business Investment Company, Inc. (formerly Wells Fargo Equity Capital, Inc., and hereinafter referred to as "Wells Fargo"), so long as the 9% Convertible Debentures issued by the Company have not been fully converted into shares of Common Stock or redeemed or paid by the Company, Renaissance shall be entitled to designate a nominee to the Company's Board of Directors subject to election by the Company's stockholders. Renaissance designated Mr. Pearson as a nominee to the Board of Directors.

Aaron M. Shenkman. Mr. Shenkman has served as a Director of the Company since June 1997. He has served as the General Partner of Managed Funds LLC since October 1997. He served as the Vice-Chairman of Helen of Troy Corp., a distributor of personal care products from March 1997 to October 1997. From February 1984 to February 1997, Mr. Shenkman was the President of Helen of Troy Corp. From 1993 to 1996, Mr. Shenkman also served as a Director of Craftmade International, a distributor of ceiling fans.


Items 9-12.  Documents Incorporated by Reference

         Information with respect to a portion of Item 9 and Items 10, 11 and 12 of Form 10-KSB is hereby incorporated by reference into this Part III of the Annual Report on Form 10-KSB from the Company's Proxy Statement relating to the Company's 1998 Annual Meeting of Stockholders to be filed by the Company with the Commission on or about April 10, 1998.

Item 13.  Exhibits and Reports of Form 8-K

         The following documents are filed as part of this Annual Report on Form 10-KSB:

         (a) The following exhibits as required by Item 601 of Regulation S-B:

Exhibit
Number                                 Description
---------                              -----------
3.1  --       Certificate  of  Incorporation  of  the  Company  filed  with  the
              Secretary  of State of the State of Delaware on February 23, 1995.
              (1)
3.2  --       Certificate of Amendment to the  Certificate of  Incorporation  of
              the  Company  filed  with the  Secretary  of State of the State of
              Delaware on March 3, 1995. (1)
3.3  --       By-Laws of the Company. (1)
4.1  --       Specimen Certificate for shares of Common Stock. (2)
4.2  --       Form of  Underwriter's  Warrant  issued by the Company to Paradise
              Valley Securities, Inc. on December 11, 1996. (3)
4.3  --       Convertible  Debenture  Loan  Agreement  dated  May 31,  1995 (the
              "Debenture Loan Agreement") by and among the Company,  PB Arizona,
              PB  Distributing,  PB Texas,  PB Southeast,  Renaissance and Wells
              Fargo. (2)
4.4  --       9.00%  Convertible  Debenture  dated May 31,  1995,  issued by the
              Company to Renaissance. (1)
4.5  --       9.00%  Convertible  Debenture  dated May 31,  1995,  issued by the
              Company to Wells Fargo. (1)
10.1 --       Employment  Agreement  dated  March 11,  1996,  by and between the
              Company and David J. Brennan. (1)
10.2 --       Employment  Agreement  dated July 21,  1995,  by and  between  the
              Company and Jeffrey H. Strasberg, as amended. (1)
10.3 --       Employment Agreement dated May 31, 1995, by and between PB Arizona and James M. Poore (1)
10.4 --       Employment  Agreement  dated  May 20,  1996,  by and  between  the
              Company and Wendell T. Jones. (1)
10.5 --       Non-Qualified Stock Option Agreements dated August 1, 1995, August
              31, 1995 and  February  29,  1996,  by and between the Company and
              Mark S. Howells. (1)
10.6 --       Non-Qualified Stock Option Agreements dated August 1, 1995, August
              31, 1995 and  February  29,  1996,  by and between the Company and
              Jeffrey J. Puglisi. (1)
10.7 --       Non-Qualified  Stock Option Agreement dated August 1, 1995, by and between the Company and Parris H. Holmes, Jr. (1)
10.8 --       Accounts Receivable Security Agreement dated July 26, 1996, by and between  PB  Arizona  and First  Community  Financial  Corporation
              ("First Community"). (1)
10.9 --       Guaranty  and  Subordination  dated  July 26,  1996,  issued by PB
              Arizona to First Community.  10.10 -- Multiple Advance  Promissory
              Note dated July 26, 1996, issued by PB Arizona to First Community.
              (1)
10.11 --      Accounts Receivable Security Agreement dated July 26, 1996, by and between PB Distributing and First Community, with exhibits. (1)
10-12 --      Guaranty and  Subordination  Agreement dated July 26, 1996, issued by PB Distributing to First Community. (1)
10.13 --      Multiple Advance Promissory Note dated July 26, 1996, issued by PB
              Distributing to First Community. (1)
10.14 --      Security  Agreement  dated  July  26,  1996,  by  and  between  PB
              Southeast and First Community. (1)
10.15 --      Security  Agreement  dated July 26, 1996,  by and between PB Texas and First Community. (1)
10.16 --      Form of  Security  Agreements  dated  May 31,  1995,  by and among
              Renaissance,  Wells Fargo and each of the Company,  PB Arizona, PB
              Southeast, PB Texas and PB Distributing. (1)
10.17 --      Master  Equipment Lease Agreement dated September 22, 1995, by and between Banc One Arizona Leasing Corporation and PB Arizona ("Banc
              One Lease Agreement"), with equipment schedules. (1)
10.18 --      Corporate   Guaranty  dated  September  25,  1995,  issued  by  PB
              Distributing to Banc One Arizona Leasing Corporation in connection with the Banc One Lease Agreement. (1)
10.19 --      Equipment  Lease Agreement dated December 12, 1995, by and between
              PB Arizona and FINOVA Capital Corporation. (1)
10.20 --      Guaranty dated December 12, 1995,  issued by the Company to FINOVA
              Capital Corporation. (1)
10.21 --      Master Lease Agreement (the "LCA Lease  Agreement") dated February
              1, 1996,  by and between PB Arizona and LCA  Capital  Corp.  (also known as LCA, a Division  of  Associates  Commercial  Corporation)
              ("LCA"). (1)
10.22 --      Purchase  Agreement  dated  February  1, 1996,  by and  between PB
              Arizona and LCA in connection with the LCA Lease Agreement. (1)
10.23 --      Corporate  Guaranty  dated as of February  1, 1996,  issued by the
              Company to LCA in connection with LCA Lease Agreement. (1) Exhibit
              Number Description

Exhibit
Number                                 Description
---------                              -----------
10.24 --      Loan  Agreement  dated  September  11,  1996,  by and  between the
              Company and National Bank of Arizona ("NBA"). (1)
10.25 --      Promissory Note dated September 11, 1996, in the principal  amount of $2,400,000, issued by the Company to NBA. (1)
10.26 --      Deed of Trust,  Security  Agreement and Financing  Statement dated
              September 11, 1996, by and between the Company and NBA. (1)
10.27 --      Assignment of Permits, Licenses,  Approvals,  Deposits,  Contracts
              and Documents dated September 11, 1996, by and between the Company and NBA. (1)
10.28 --      Specific  Assignment of Development  Agreement dated September 11,
              1996, by and between the Company and NBA. (1)
10.29 --      Development  Agreement  dated May 14,  1996,  by and  between  the
              Company and the City of Goodyear, Arizona. (1)
10.30 --      Agreement  dated August 29,  1996,  by and between the Company and
              Westminster Capital, Inc. ("Westminster"), as amended. (1)
10.31 --      Secured Promissory Note dated September 11, 1996, in the principal amount of $1,250,000, issued by the Company to Westminster. (1)
10.32 --      Unsecured  Environmental  Indemnity  Agreement dated September 11,
              1996, by the Company in favor of Westminster. (1)
10.33 --      Commercial Pledge and Security Agreement dated September 11, 1996, by and among the Company, NBA and Westminster. (1)
10.34 --      Subordinated  Deed of Trust,  Security  Agreement,  Assignment  of
              Leases and Rents and Fixture  Filing dated  September 11, 1996, by and among the Company,  First American Title Insurance Company and
              Westminster. (1)
10.35 --      Standard  Form of Agreement  between  Owner and  Contractor  dated
              August 8, 1996, between the Company and Newcon, Inc. (1)
10.36 --      Agreement for the Purchase and Sale of Assets and  Assumption  and
              Liabilities dated November 11, 1994, by and between PB Arizona, PB
              Foods, James Poore, Donald Poore and Amelia Poore. (1)
10.37 --      Form  of  Independent  Distributor  Agreement  by and  between  PB
              Distributing and independent distributors. (1)
10.38 --      Agreement for the Exclusive Right to Purchase, Package, Distribute
              and Sell "Low Fat" Snack Foods dated  September  11, 1996,  by and between  the Company and Great  Snaxx.  (Certain  portions of this
              document  are  omitted   pursuant  to  a  confidential   treatment
              request.) (2)
10.39 --      Amendment No. 1 dated October 14, 1996, to Warrant dated September
              11, 1996, issued by the Company to Westminster. (2)
10.40 --      Waiver  Letter  dated  August  1.  1996,  from   Renaissance,   in
              connection with the Debenture Loan Agreement. (2)
10.41 --      Waiver  Letter  dated  August  27,  1996,  from  Wells  Fargo,  in connection with the Debenture Loan Agreement. (2)
10.42 --      Letter   Agreement   dated   November   5,  1996,   amending   the
              Non-Qualified  Stock Option  Agreement dated February 29, 1996, by and between the Company and Mark S. Howells. (2)
10.43 --      Letter   Agreement   dated   November   5,  1996,   amending   the
              Non-Qualified  Stock Option  Agreement dated February 29, 1996, by and between the Company and Jeffrey J. Puglisi. (2)
10.44 --      Non-Qualified Stock Option Agreement dated as of October 22, 1996, by and between the Company and Mark S. Howells. (2)
10.45 --      Letter  Agreement dated as of November 5, 1996, by and between the
              Company and Jeffrey J. Puglisi. (2)
10.46 --      Letter  Agreement dated as of November 5, 1996, by and between the
              Company and David J. Brennan. (2)
10.47 --      Stock Option  Agreement dated October 22, 1996, by and between the
              Company and David J. Brennan. (3)
10.48 --      Amendment to Accounts Security Receivable Agreement dated November
              1, 1996, by and between PB Arizona and First Community. (2)
10.49 --      Amendment to Accounts Receivable Security Agreement dated November
              1, 1996, by and between PB Distributing and First Community. (2)
10.50 --      Letter Agreement dated November 1, 1996, by and among the Company,
              Mark S. Howells,  Jeffrey J. Puglisi,  David J. Brennan and Parris
              H. Holmes, Jr. (2)
10.51 --      Letter  Agreement  dated  December  4, 1996,  by and  between  the
              Company and Jeffrey J. Puglisi, relating to stock options. (3)
10.52 --      Letter  Agreement  dated  December  4, 1996,  by and  between  the
              Company and Mark S. Howells, relating to stock options. (3)

Exhibit
Number                                 Description
---------                              -----------
10.53 --      Letter  Agreement  dated  December  4. 1996,  by and  between  the
              Company and Parris H. Holmes, Jr., relating to stock options. (3)
10.54 --      Letter  Agreement  dated  December  4, 1996,  by and  between  the
              Company and David J. Brennan, relating to stock options. (3)
10.55 --      Letter  Agreement  dated  December  4, 1996,  by and  between  the
              Company and Jeffrey H. Strasberg, relating to stock options. (3)
10.56 --      Form of Underwriting  Agreement  entered into on December 6, 1996, by and between the  Company,  Paradise  Valley  Securities,  Inc.,
              Renaissance  and  Wells  Fargo.   (Incorporated  by  reference  to
              Amendment  No. 4 to the Company's  Registration  Statement on Form
              SB-2, Registration No. 333-5594-LA.)
10.57 --      Employment  Agreement  dated  January 24, 1997, by and between the
              Company and Eric J. Kufel. (4)
10.58 --      First Amendment to Employment Agreement dated February 2, 1997, by and between the Company and David J. Brennan. (4)
10.59 --      Employment  Agreement  dated  February 4, 1997, by and between the
              Company and Scott D. Fullmer. (4)
10.60 --      Employment  Agreement  dated February 14, 1997, by and between the
              Company and Glen E. Flook. (4)
10.61 --      Amendment dated January 28, 1997, amending Employment Agreement by and between the Company and Wendell T. Jones. (4)
10.62 --      Second Loan Modification  Agreement dated January 10, 1997, by and between the Company and NBA. (4)
10.63 --      Amendment to Accounts Receivable Security Agreement dated December
              30, 1996, by and between PB Distributing and First Community. (4)
10.64 --      Amendment to Accounts Receivable Security Agreement dated December
              30, 1996, by and between PB Arizona and First Community. (4)
10.65 --      Promissory Note Modification Agreement dated December 30, 1996, by and between PB Distributing and First Community. (4)
10.66 --      Promissory Note Modification Agreement dated December 30, 1996, by and between PB Arizona and First Community. (4)
10.67 --      Commercial Real Estate  Purchase  Contract and Receipt for Deposit
              dated  January  22,  1997,  by and  between  the  Company and D.F.
              Properties, Inc. (4)
10.68 --      Separation  Agreement  and  Release of All Claims  dated March 10,
              1997,  by and  between  the  Company  and  Jeffrey  H.  Strasberg.
              (Incorporated  by reference to the Company's  Quarterly  Report on
              Form  10-QSB  for the  quarter  ended  March  31,  1997,  File No.
              001-14556.)
10.69 --      Employment  Agreement  dated  April 10,  1997,  by and between the
              Company and Thomas W.  Freeze.  (Incorporated  by reference to the
              Company's  Quarterly  Report on Form 10-QSB for the quarter  ended
              March 31, 1997, File No. 001-14556.)
10.70 --      Asset Purchase,  Licensing and Distribution  Agreement dated as of
              June  1,  1997,   by  and  between  PB  Texas  and  David   Hecht.
              (Incorporated by reference to the Company's Current Report on Form
              8-K dated June 4, 1997, File No. 001-14556.)
10.71 --      Fixed  Rate Note  dated  June 4,  1997,  by and  between La Cometa
              Properties,  Inc. and Morgan  Guaranty  Trust Company of New York.
              (Incorporated  by reference to the Company's  Quarterly  Report on
              Form  10-QSB  for the  quarter  ended  June  30,  1997,  File  No.
              001-14556.)
10.72 --      Deed of Trust and Security  Agreement  dated June 4, 1997,  by and between  La Cometa  Properties,  Inc.  and Morgan  Guaranty  Trust
              Company of New York.  (Incorporated  by reference to the Company's
              Quarterly  Report on Form  10-QSB for the  quarter  ended June 30,
              1997, File No. 001-14556.)
10.73 --      Guaranty  Agreement dated June 4, 1997, by and between the Company and Morgan  Guaranty Trust Company of New York.  (Incorporated  by
              reference to the Company's Quarterly Report on Form 10-QSB for the
              quarter ended June 30, 1997, File No. 001-14556.)
10.74 --      Equipment  Lease  Agreement  dated June 9, 1997, by and between PB
              Arizona and FINOVA Capital Corporation. (Incorporated by reference to the Company's  Quarterly  Report on Form 10-QSB for the quarter ended June 30, 1997, File No. 001-14556.)
10.75 --      Poore   Brothers,   Inc.   1995  Stock  Option  Plan,  as  amended
              (Incorporated  by reference to the Company's  Quarterly  Report on
              Form  10-QSB  for the  quarter  ended  June  30,  1997,  File  No.
              001-14556.)
10.76 --      Fixed  Rate Note  dated  June 4,  1997,  by and  between La Cometa
              Properties,  Inc. and Morgan  Guaranty  Trust Company of New York.
              (5)
10.77 --      Deed of Trust and Security  Agreement  dated June 4, 1997,  by and between  La Cometa  Properties,  Inc.  and Morgan  Guaranty  Trust
              Company of New York. (5)

Exhibit
Number                                 Description
---------                              -----------
10.78 --      Guaranty  Agreement dated June 4, 1997, by and between the Company and Morgan Guaranty Trust Company of New York. (5)
10.79 --      Equipment  Lease  Agreement  dated June 9, 1997, by and between PB
              Arizona and FINOVA Capital Corporation. (5)
21.1 --       List of Subsidiaries of the Company. (6)
27.1 --       Restated Financial Data Schedule for 1997 (6)
27.2 --       Restated Financial Data Schedule for 1996 (6)

---------------------------------

(1) Incorporated by reference to the Company's Registration Statement on Form SB-2, Registration No. 333-5594-LA.
(2) Incorporated by reference to Amendment No. 1 to Company's Registration Statement on Form SB-2, Registration No. 333-5594-LA.
(3) Incorporated by reference to Amendment No. 3 to the Company's Registration Statement on Form SB-2, Registration No. 333-5594-LA.
(4) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996.
(5) Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the three-month period ended June 30, 1997.
(6)  Filed herewith.

         (b) Reports on Form 8-K.

              (1) Current Report on Form 8-K, reporting the consolidation of the
                  Company's manufacturing operations into the Company's new facility in Goodyear, Arizona and the related closure of the Company's manufacturing operation in LaVergne, Tennessee (filed with the Commission on October 2, 1997).

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 30, 1998                  POORE BROTHERS, INC.

                                        By:  /s/ Eric J. Kufel
                                           -------------------------------------
                                                        Eric J. Kufel
                                           President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, in the capacities and on the dates indicated.

                 Signature                                           Title                                   Date
                 ---------                                           -----                                   ----
             /s/ Eric J. Kufel                  President, Chief Executive Officer, and Director        March 30, 1998
---------------------------------------------            (Principal Executive Officer)
               Eric J. Kufel

            /s/ Thomas W. Freeze               Vice President, Chief Financial Officer, Treasurer       March 30, 1998
---------------------------------------------                    and Secretary
              Thomas W. Freeze                          (Principal Financial Officer and
                                                         Principal Accounting Officer)

            /s/ Mark S. Howells                        Chairman of the Board of Directors               March 30, 1998
---------------------------------------------
              Mark S. Howells

           /s/ Jeffrey J. Puglisi                                   Director                            March 30, 1998
---------------------------------------------
             Jeffrey J. Puglisi

           /s/ Robert C. Pearson                                    Director                            March 30, 1998
---------------------------------------------
             Robert C. Pearson

           /s/ Aaron M. Shenkman                                    Director                            March 30, 1998
---------------------------------------------
             Aaron M. Shenkman

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders and Board of Directors
Poore Brothers, Inc.

We have audited the accompanying consolidated balance sheet of Poore Brothers, Inc. and subsidiaries as of December 31, 1997, and the related consolidated statements of operation, shareholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Poore Brothers, Inc. and subsidiaries as of December 31, 1997, and the consolidated results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.


/s/  ARTHUR ANDERSEN LLP

ARTHUR ANDERSEN LLP

Phoenix, Arizona,
  February 12, 1998.

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders and Board of Directors
Poore Brothers, Inc.

We have audited the accompanying consolidated balance sheet of Poore Brothers, Inc. and Subsidiaries as of December 31, 1996, and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Poore Brothers, Inc. and Subsidiaries as of December 31, 1996, and the consolidated results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.


/s/  COOPERS & LYBRAND L.L.P.

COOPERS & LYBRAND L.L.P.


Phoenix, Arizona
March 4, 1997

                      POORE BROTHERS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                        December 31,
                                                                               ----------------------------
                                                                                   1997            1996
                                                                               ------------    ------------
                                     ASSETS
Current assets:
   Cash and cash equivalents ...............................................   $  1,622,751    $  3,603,850
   Restricted certificate of deposit .......................................           --         1,250,000
   Accounts receivable, net of allowance of $174,000 in 1997 and $121,000
     in 1996 ...............................................................      1,528,318       1,912,064
   Note receivable .........................................................         78,414            --
   Inventories .............................................................        473,025         863,309
   Other current assets ....................................................        175,274         193,581
                                                                               ------------    ------------
     Total current assets ..................................................      3,877,782       7,822,804

Property and equipment, net ................................................      6,602,435       4,032,343
Intangible assets, net .....................................................      2,294,324       2,470,231
Other assets, net ..........................................................        100,673          15,067
                                                                               ------------    ------------
     Total assets ..........................................................   $ 12,875,214    $ 14,340,445
                                                                               ============    ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable ........................................................   $    824,129    $  1,318,952
   Accrued liabilities .....................................................        502,793         500,192
   Current portion of long-term debt .......................................      1,127,217       1,818,058
                                                                               ------------    ------------
     Total current liabilities .............................................      2,454,139       3,637,202

Long-term debt, less current portion .......................................      5,017,724       3,355,651
Other liabilities ..........................................................           --             6,000
                                                                               ------------    ------------
     Total liabilities .....................................................      7,471,863       6,998,853
                                                                               ------------    ------------
Commitments and contingencies
Shareholders' equity:
   Preferred stock, $100 par value; 50,000 shares authorized; none issued
     and outstanding at December 31, 1997 and 1996, respectively ...........           --              --
   Common stock, $.01 par value; 15,000,000 shares authorized; 7,051,657 and
     6,648,824    shares issued and outstanding at December 31, 1997 and 1996,
      respectively .........................................................         70,516          66,488
   Additional paid-in capital ..............................................     10,794,768       9,702,940
   Accumulated deficit .....................................................     (5,461,933)     (2,427,836)
                                                                               ------------    ------------
     Total shareholders' equity ............................................      5,403,351       7,341,592
                                                                               ------------    ------------
     Total liabilities and shareholders' equity ............................   $ 12,875,214    $ 14,340,445
                                                                               ============    ============

   The accompanying notes are an integral part of these financial statements.

                      POORE BROTHERS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                   Years ended December 31,
                                                 ----------------------------
                                                     1997            1996
                                                 ------------    ------------


  Net sales ..................................   $ 15,731,796    $ 17,960,484


  Cost of sales ..............................     13,709,979      14,986,374
                                                 ------------    ------------

     Gross profit ............................      2,021,817       2,974,110

  Selling, general and administrative expenses      3,982,428       3,275,322

  Closing of Tennessee manufacturing operation        581,492            --

  Sale of Texas distribution business ........        164,383            --
                                                 ------------    ------------

     Operating loss ..........................     (2,706,486)       (301,212)
                                                 ------------    ------------

  Interest income ............................        128,205          13,211

  Interest expense ...........................       (455,816)       (403,677)
                                                 ------------    ------------
                                                     (327,611)       (390,466)
                                                 ------------    ------------
      Net loss ...............................   $ (3,034,097)   $   (691,678)
                                                 ============    ============

    Net loss per common share:
      Basic ..................................   $      (0.43)   $      (0.16)
                                                 ============    ============
      Diluted ................................   $      (0.43)   $      (0.16)
                                                 ============    ============

    Weighted average number of common shares:
      Basic ..................................      7,018,324       4,352,263
                                                 ============    ============
      Diluted ................................      7,018,324       4,352,263
                                                 ============    ============

   The accompanying notes are an integral part of these financial statements.

                      POORE BROTHERS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                                                  Common Stock
                                          ----------------------------      Paid-in       Accumulated
                                             Shares          Amount         Capital         Deficit           Total
                                          ------------    ------------    ------------    ------------    ------------
Balance, December 31, 1995 ............      3,598,924    $     35,989    $  2,516,466    $ (1,736,158)   $    816,297
   Repurchases of common stock ........        (50,100)           (501)        (56,209)           --           (56,710)
   Conversion of convertible debentures        367,348           3,674         396,735            --           400,409
   Sales of common stock ..............      2,732,652          27,326       6,215,948            --         6,243,274
   Issuance of warrants ...............           --              --           630,000            --           630,000
   Net loss ...........................           --              --              --          (691,678)       (691,678)
                                          ------------    ------------    ------------    ------------    ------------
Balance, December 31, 1996 ............      6,648,824          66,488       9,702,940      (2,427,836)      7,341,592
   Sale of common stock ...............        337,500           3,375       1,020,300            --         1,023,675
   Exercise of common stock options ...         65,333             653          71,528            --            72,181
   Net loss ...........................           --              --              --        (3,034,097)     (3,034,097)
                                          ------------    ------------    ------------    ------------    ------------
Balance, December 31, 1997 ............      7,051,657    $     70,516    $ 10,794,768    $ (5,461,933)   $  5,403,351
                                          ============    ============    ============    ============    ============

   The accompanying notes are an integral part of these financial statements.

                      POORE BROTHERS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                  Years ended December 31,
                                                                                 --------------------------
                                                                                     1997           1996
                                                                                 -----------    -----------
Cash flows used in operating activities:
   Net loss ..................................................................   $(3,034,097)   $  (691,678)
   Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation ............................................................       409,962        284,409
     Amortization ............................................................       175,907        175,788
     Bad debt expense ........................................................        72,489         60,230
     Loss on disposition of businesses .......................................       478,377           --
     Change in operating assets and liabilities:
       Accounts receivable ...................................................       253,718       (767,179)
       Inventories ...........................................................       233,456       (181,518)
       Other assets and liabilities ..........................................       (37,518)      (172,786)
       Accounts payable and accrued liabilities ..............................      (616,580)       724,687
                                                                                 -----------    -----------
                          Net cash used in operating activities ..............    (2,064,286)      (568,047)
                                                                                 -----------    -----------
Cash flows used in  investing activities:
   Proceeds on disposal of property ..........................................       773,309           --
   Sale of Texas distribution business .......................................        78,414           --
   Purchase of property and equipment ........................................    (2,950,812)      (675,620)
                                                                                 -----------    -----------
                         Net cash used in investing activities ...............    (2,099,089)      (675,620)
                                                                                 -----------    -----------
Cash flows from financing activities:
   Proceeds from issuance of common stock ....................................     1,253,431      7,635,781
   Payments on purchase of common stock ......................................          --          (56,709)
   Stock issuance costs ......................................................      (157,575)    (1,392,508)
   Proceeds from issuance of debt ............................................     1,734,627           --
   Sale/(purchase) of restricted certificate of deposit ......................     1,250,000     (1,250,000)
   Payments made on long-term debt ...........................................    (2,133,034)      (267,920)
   Net increase (decrease) in working capital line of credit .................       234,827        (21,730)
                                                                                 -----------    -----------
                         Net cash provided by financing activities ...........     2,182,276      4,646,914
                                                                                 -----------    -----------
Net increase (decrease) in cash and cash equivalents .........................    (1,981,099)     3,403,247
Cash and cash equivalents at beginning of year ...............................     3,603,850        200,603
                                                                                 -----------    -----------
Cash and cash equivalents at end of year .....................................   $ 1,622,751    $ 3,603,850
                                                                                 ===========    ===========

Supplemental disclosures of cash flow information:
   Cash paid during the year for interest, net of amounts capitalized ........   $   474,648    $   416,764
   Summary of noncash investing and financing activities:
       Capital lease obligation incurred - equipment acquisition .............       100,077        186,220
     Construction loan for new facility ......................................       998,746      1,248,117
     Mortgage impounds for interest, taxes and insurance .....................        35,990           --
     Note received for sale of Texas distribution business ...................        78,414           --
        Warrants issued ......................................................          --          630,000
        Conversion of debt to common stock ...................................          --          400,409

   The accompanying notes are an integral part of these financial statements.

                      POORE BROTHERS, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS

1. Organization, Business and Summary of Significant Accounting Policies:

      Poore Brothers, Inc., (the "Company"), a Delaware corporation, was organized in February 1995 as a holding company and on May 31, 1995 acquired substantially all of the equity of Poore Brothers Southeast, Inc. ("PB
Southeast") in an exchange transaction pursuant to which 1,560,000 previously unissued shares of the Company's common stock, par value $.01 per share (the "Common Stock"), were exchanged for 150,366 issued and outstanding shares of PB Southeast's common stock. The exchange transaction with PB Southeast has been accounted for similar to a pooling-of-interests since both entities had common ownership and control immediately prior to the transaction.

     On May 31, 1995, the Company acquired (i) substantially all of the assets, subject to certain liabilities of Poore Brothers Foods, Inc.; (ii) a 100% equity interest in Poore Brothers Distributing, Inc.; and (iii) an 80% equity interest in Poore Brothers of Texas, Inc. ("PB Texas"). During the remainder of 1995, the Company acquired an additional equity interest in PB Texas, bringing the Company's total equity interest to 94%. The total purchase price for these acquisitions was $4,052,631, and the assets acquired were primarily property and equipment, accounts receivable and inventory. The purchases were financed with $500,000 of notes payable, 300,000 shares of Common Stock issued to the sellers, and by the issuance of Convertible Debentures and the sale of Common Stock in a private offering. In 1997, the Company acquired the remaining 6% equity interest in PB Texas for $4,532 in cash. These acquisitions have been accounted for as purchases in accordance with Accounting Principals Board No. 16. Accordingly, only the results of their operations subsequent to acquisition have been included in the Company's results. In connection with the acquisitions, the Company recorded goodwill of $2,482,494, which is being amortized on a straight-line basis over a twenty-year period.

     During 1997, the Company sold its PB Texas distribution business and closed its PB Southeast manufacturing operation.


Business Objectives, Risks and Plans

     The Company manufactures and distributes potato chips and other snack food products under the Poore Brothers (TM) brand name, as well as private label potato chips, and also distributes a wide variety of other independently manufactured snack food items. The Company sells its products primarily in the southwestern United States. The Company's business objective is to become a leading regional manufacturer and distributor of branded premium potato chips and other salty snack foods by providing high quality products at competitive prices that are superior in taste to comparable products. The Company plans to achieve growth primarily through increased distribution and sales volume in existing markets, development of new products and acquisitions.

     Although certain of the Poore Brothers companies have operated for several years, the Company as a whole has a relatively brief operating history. The Company has had significant operating losses to date and has never made a profit. Successful future operations are subject to certain risks,
uncertainties,   expenses  and  difficulties   frequently   encountered  in  the
establishment and growth of a new business in the snack food industry. The market for salty snack foods, such as potato chips, tortilla chips, popcorn and pretzels, is large and intensely competitive. The industry is dominated by one significant competitor and includes many other competitors with greater financial and other resources than the Company.

     During 1997, the Company identified and implemented a number of restructuring actions to reposition the Company in the intensely competitive snack food industry. These actions included significant organizational changes, discontinuance of unprofitable product lines, sale of its unprofitable distribution business in Texas, and closure of its unprofitable Tennessee manufacturing operation. See Note 2. In addition, the Company completed the construction of a modern manufacturing facility, negotiated new raw material contracts and purchased new processing and packaging equipment to improve manufacturing efficiencies.

     These actions have reduced the Company's fixed selling, general and administrative costs and significantly reduced cost of sales, despite the loss of revenues resulting from the closure of the Tennessee operation and sale of its Texas distribution business. In addition, management is testing various marketing programs for the first time (e.g. radio and outdoor advertising, coupons, promotions and event sponsorship) to determine which programs are most cost effective in generating revenue growth. As a result, management believes that the Company will generate positive cash flow in 1998 and therefore, its existing working capital and borrowing facilities as well as cash flow from operations should enable the Company to meet its operating cash requirements through 1998.

                      POORE BROTHERS, INC. AND SUBSIDIARIES
                   NOTES TO FINANCIAL STATEMENTS - (Continued)

1.  Organization,  Business  and  Summary of  Significant  Accounting  Policies:
(continued)

Principles of Consolidation

     The consolidated financial statements include the accounts of Poore Brothers, Inc. and all of its controlled subsidiaries. In all situations, the Company owns from 99% to 100% of the voting interests of its subsidiaries. All significant intercompany amounts and transactions have been eliminated.

Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fair value of Financial Instruments

     At December 31, 1996 and 1997, the carrying value of cash and cash equivalents, accounts receivable, note receivable, accounts payable, and accrued liabilities approximate fair values since they are short-term in nature. The carrying value of the long-term debt approximates fair-value based on the borrowing rates currently available to the Company for long-term borrowings with similar terms.

     The Company estimates fair values of financial instruments by using available market information. Considerable judgement is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates may not be indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions or valuation methodologies could have a material effect on the estimated fair value amounts.

Basis of Presentation

     Certain expenses relating to manufacturing costs and promotional expenses have been reclassified for the previously reported periods shown as part of this current filing in order to conform to the current financial statement classifications and to those that are preferred in the industry. The current and previously reported amounts are shown in the table below.

                                                            Year ended
                                                         December 31, 1996
                                                   ----------------------------
                                                    Previously        Current
                                                     Reported         Filing
                                                   ------------    ------------
 Net sales .....................................   $ 17,219,641    $ 17,960,484
 Cost of sales .................................     13,091,194      14,986,374
 Gross profit ..................................      4,128,447       2,974,110
 Selling, general and administrative expenses ..      4,429,659       3,275,322
 Operating (loss) ..............................       (301,212)       (301,212)

Cash and Cash Equivalents

     Cash equivalents consist of highly liquid investments with an original maturity of three months or less when purchased. Cash at December 31, 1997 includes $100,000 of restricted cash held in escrow in connection with the sale of the Company's former facilities located in Goodyear, Arizona.

Restricted Certificate of Deposit

     Restricted certificate of deposit at December 31, 1996 represents amounts segregated as collateral for a construction loan. The construction loan was paid in full in 1997. See Note 6.

                      POORE BROTHERS, INC. AND SUBSIDIARIES
                   NOTES TO FINANCIAL STATEMENTS - (Continued)

1.  Organization,  Business  and  Summary of  Significant  Accounting  Policies:
(continued)

Inventories

      Inventories are stated at the lower of cost (first-in, first-out) or market.

Property and Equipment

      Property and equipment are recorded at cost. Cost includes expenditures for major improvements and replacements. Maintenance and repairs are charged to operations when incurred. When assets are retired or otherwise disposed of, the related costs and accumulated depreciation are removed from the appropriate accounts, and the resulting gain or loss is recognized. Depreciation expense is computed using the straight-line method over the estimated useful lives of the assets, ranging from 2 to 30 years.

      During construction, the Company capitalized interest in accordance with Statement of Financial Accounting Standards (SFAS) No. 34, "Capitalization of Interest Cost." Capitalized interest totaled $30,492 and $687,177 during 1997 and 1996, respectively. Total interest costs incurred were $486,308 and $1,090,854 during 1997 and 1996, respectively.

Intangible Assets

      Organizational costs are recorded at cost and amortized using the straight-line method over a five-year period. Goodwill is amortized using the straight-line method over twenty years. Accumulated amortization was $315,819 and $191,463 at December 31, 1997 and 1996, respectively. The Company assesses the recoverability of goodwill at each balance sheet date by determining whether amortization of the assets over their original estimated useful life can be recovered through estimated future undiscounted cash flow.

Stock-Based Compensation

      In October 1995, the Financial Accounting Standards Board issued SFAS 123, "Accounting for Stock-based Compensation", which defines a fair value based method of accounting for employee stock options or similar equity instruments. However, it also allows an entity to continue to account for these plans according to APB 25, provided pro forma disclosures of net income (loss) and earnings (loss) per share are made as if the fair value based method of accounting defined by SFAS 123 had been applied. The Company has elected to continue to measure compensation expense related to employee (including directors) stock purchase options using APB 25.

Revenue Recognition

      Sales and related cost of sales are recognized upon shipment of products.

Income Taxes

      Deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been included in the financial statements or income tax returns. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted rates expected to apply to taxable income in the years in which those differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date.

Loss Per Share

      During 1997, the Company adopted SFAS 128, "Earnings Per Share". Pursuant to SFAS 128, basic earnings per common share is computed by dividing net income
(loss) by the weighted average number of shares of common stock outstanding during the year. Exercises of outstanding stock options and conversion of convertible debentures were not assumed for purposes of calculating diluted earning per share for the years ended December 31, 1997 and 1996, as their effect was anti-dilutive.

                      POORE BROTHERS, INC. AND SUBSIDIARIES
                   NOTES TO FINANCIAL STATEMENTS - (Continued)

1.    Organization and Summary of Significant Accounting Policies:  (continued)

Loss Per Share (continued)

                                                       Years Ended
                                                       December 31,
                                                --------------------------
                                                   1997           1996
                                                -----------    -----------
     Basic loss per share:
       Loss available to common shareholders    $(3,034,097)   $  (691,678)
       Weighted average common shares             7,018,324      4,352,263
                                                -----------    -----------
                      Loss per share-basic      $     (0.43)   $     (0.16)
                                                ===========    ===========
      Diluted loss per share:
       Loss available to common shareholders    $(3,034,097)   $  (691,678)
       Weighted average common shares             7,018,324      4,352,263
       Common stock equivalents                        --             --
                                                -----------    -----------
                       Loss per share-diluted   $     (0.43)   $     (0.16)
                                                ===========    ===========


2.    Restructuring Actions

     On June 4, 1997, PB Texas sold its Houston, Texas distribution business to Mr. David Hecht (the "Buyer"), pursuant to an Asset Purchase, Licensing and Distribution Agreement (the "Agreement") effective June 1, 1997. Under the Agreement, the Buyer was sold certain assets of PB Texas (including inventories, vehicles and capital equipment) and became the Company's distributor in the Houston, Texas market. The purchase price for the assets sold by PB Texas was approximately $157,000, 50% of which was paid by the Buyer in cash at the closing and 50% of which will be paid pursuant to a one year, non-interest bearing promissory note issued by the Buyer to the Company. As a result of this transaction, the PB Texas distribution operation has been dissolved. The Company incurred one-time restructuring charges of approximately $164,000 related to the sale. These charges include amounts related to asset write-downs of $97,000, salaries and benefits of $57,000, and lease termination costs of $10,000.

     In September 1997, the Company consolidated all of its manufacturing operations into its new 60,000 square foot Goodyear, Arizona facility. As part of the consolidation, the Company closed its LaVergne, Tennessee (PB Southeast) facility on September 30, 1997 resulting in the termination of 30 employees. The Company incurred one-time restructuring charges of approximately $581,000 in connection with the closure of its PB Southeast manufacturing operation. These charges included amounts related to asset write-downs of $381,000, lease termination expenses of $55,000, other facility shutdown expenses of $33,000, freight associated with equipment transfers of $47,000 and severance and related benefits of $65,000.

     In connection with the Company's sale of the Texas distribution business in June 1997 and the closure of the Tennessee manufacturing operation in September 1997, $478,000 of the $746,000 in total restructuring charges represents non-cash asset write-downs. Of the remaining $268,000 which required cash payments, $187,000 was paid in 1997, and the remaining $81,000 was paid in January 1998. As a result of the closure of the Tennessee operation and the relocation of certain assets to Arizona, the $160,000 Commercial Development Block Grant from the State of Tennessee was paid off using working capital in January 1998.

                      POORE BROTHERS, INC. AND SUBSIDIARIES
                   NOTES TO FINANCIAL STATEMENTS - (Continued)

2.    Restructuring Actions (continued)

     Pro forma unaudited information has been provided below for the year ended December 31, 1997 assuming the events discussed in this note took place at the beginning of the period presented. The pro forma results of operation include adjustments to eliminate the PB Texas distribution business and the PB Southeast manufacturing operation, as well as the related restructuring charges described above. The pro forma data does not purport to be indicative of the results that would have been obtained had these events actually occurred at the beginning of the periods presented nor does it project the Company's results of operations for any future period.

                       PRO FORMA STATEMENTS OF OPERATIONS

                                                  Year ended December 31, 1997
                                                  ----------------------------
                                                  As Reported      Pro Forma
                                                  ------------    ------------
                                                                  (unaudited)
   Net sales                                      $ 15,731,796    $ 13,719,444
   Cost of sales                                    13,709,979      11,292,796
                                                  ------------    ------------
        Gross profit                                 2,021,817       2,426,648
   Selling, general and administrative expenses      3,982,428       3,578,334
   Loss on disposition of businesses                   745,875            --
                                                  ------------    ------------
        Operating income (loss)                     (2,706,486)     (1,151,686)
   Net interest expense                               (327,611)       (323,446)
                                                  ------------    ------------
        Net income (loss)                         $ (3,034,097)   $ (1,475,132)
                                                  ============    ============
   Net loss per common share - basic              $      (0.43)   $     (0. 21)
                                                  ============    ============

3. Concentrations of Credit Risk:

      The Company's cash and cash equivalents are placed with major banks. The Company, in the normal course of business, maintains balances in excess of Federal insurance limits. The balance in excess of the insurance limit was $542,957 and $4,376,179 at December 31, 1997 and 1996, respectively.

      Financial instruments subject to credit risk consist primarily of trade accounts receivable. In the normal course of business, the Company extends unsecured credit to its customers. Substantially all of the Company's customers are distributors whose sales are concentrated to retailers in the grocery industry in the southwest United States. The Company investigates a customer's credit worthiness before extending credit.

4. Inventories:

    Inventories consisted of the following:

                                             December 31,
                                         -------------------
                                           1997       1996
                                         --------   --------
                        Finished goods   $226,298   $609,918
                        Raw materials     246,727    253,391
                                         --------   --------
                                         $473,025   $863,309
                                         ========   ========

                      POORE BROTHERS, INC. AND SUBSIDIARIES
                   NOTES TO FINANCIAL STATEMENTS - (Continued)

5. Property and Equipment:

    Property and equipment consisted of the following:

                                                          December 31,
                                                   --------------------------
                                                      1997           1996
                                                   -----------    -----------
  Buildings and improvements                       $ 3,378,988    $ 2,652,548
  Equipment                                          3,296,134      1,307,417
  Land                                                 272,006        401,842
  Vehicles                                              81,333        251,559
  Furniture and office equipment                       207,242        118,965
                                                   -----------    -----------
                                                     7,235,703      4,732,331
  Less accumulated depreciation and amortization      (633,268)      (699,988)
                                                   -----------    -----------
                                                   $ 6,602,435    $ 4,032,343
                                                   ===========    ===========

      Included in equipment are assets held under capital leases with an original cost of $1,315,657 and accumulated amortization of $162,126 at December 31, 1997, and original cost of $463,857 and accumulated amortization of $33,888 at December 31, 1996.

      Depreciation   expense  was  $409,962  and  $284,409  in  1997  and  1996, respectively.

     At December 31, 1996, the Company was completing the construction of a new manufacturing facility in Arizona. Included in land, buildings and improvements was the carrying value of the old facility. At December 31, 1996, the Company reflected a charge of $30,000 in cost of sales to reduce the carrying value of the old facility to its net realizable value of $710,000. On February 28, 1997, the land and buildings were sold for approximately $710,000 and the proceeds from the sale were used to pay off related mortgage debt and notes payable totaling approximately $650,000.

     In the event that facts and circumstances indicate that the cost of the property and equipment may be impaired, an evaluation of recoverability would be performed. This evaluation would include the comparison of the future estimated undiscounted cash flows associated with the assets to the carrying amount of these assets to determine if a writedown is required.

                      POORE BROTHERS, INC. AND SUBSIDIARIES
                   NOTES TO FINANCIAL STATEMENTS - (Continued)

6.     Long-Term Debt:

      Long-term debt consisted of the following:

                                                                           December 31,
                                                                      -----------------------
                                                                         1997         1996
                                                                      ----------   ----------
Convertible Debentures; interest at 9%; interest and
   principal due in monthly installments through 2002;
   collateralized by land, buildings, equipment and intangibles ...   $2,299,591   $2,299,591
Construction loan due June 11, 1997; interest at bank prime
   rate plus 2% (10.25% at December 31, 1996); collateralized by first deed of trust on land and building and certificate
   of deposit totaling $1,250,000 .................................         --      1,248,117
Notes payable to former owners due May 31, 2000; interest at
   bank prime rate plus 1.75% (10.00% at December 31, 1996) .......         --        500,000
Notes payable; due in monthly installments through December
   2000; interest rates ranging from 3% to 11.75%;
   collateralized by equipment and vehicles and guaranteed by
   the Chairman of the Board ......................................      162,201      234,071
Working capital line (up to 75% of eligible receivables);
   interest at bank prime rate plus 4.50% (12.75%) at December
   31, 1996 and at prime plus 3.50% (12.0%) at December 31,
   1997; collaterized by accounts receivable and inventories;
   due May 31, 1998 ...............................................      586,097      351,270
Mortgage loan due in monthly installments through July 2012;
   interest at 9.03%; collaterized by land and building ...........    1,989,147         --
Mortgage loans due 1997 to 1998; interest at bank prime rate plus 1.75% (10.00% at December 31, 1996); collateralized by
   land and buildings .............................................         --        156,740
Capital lease obligations due in monthly installments through 2002;
   interest rates ranging from 8.19% to 11.3%; collateralized by
   equipment ......................................................    1,107,905      383,920
                                                                      ----------   ----------
                                                                       6,144,941    5,173,709

Less current portion ..............................................    1,127,217    1,818,058
                                                                      ----------   ----------
                                                                      $5,017,724   $3,355,651
                                                                      ==========   ==========

      Annual maturities of long-term debt are as follows:


                                                              December 31,
                                                                 1997
                                                              -----------

       1998   ............................................... $ 1,127,217
       1999   ...............................................     499,485
       2000   ...............................................     535,880
       2001   ...............................................     516,478
       2002   ...............................................     436,427
       Thereafter............................................   3,029,454
                                                              -----------
                                                              $ 6,144,941
                                                              ===========

                      POORE BROTHERS, INC. AND SUBSIDIARIES
                   NOTES TO FINANCIAL STATEMENTS - (Continued)

6. Long-Term Debt: (continued)

      In September 1996, the Company entered into a $2,400,000 loan agreement with National Bank of Arizona, to finance the construction of its new 60,000 square foot manufacturing, distribution and headquarters facility in Goodyear, Arizona collateralized by a first deed of trust on the land and building and additionally collateralized by U.S. treasury bills provided by an independent investor. As consideration for providing the U.S. treasury bills as collateral, the Company issued to the investor a warrant which, as amended, entitles the investor to purchase 300,000 shares of Common Stock at an exercise price of $1.40 per share and expires September 11, 2006. In connection with the warrant, the Company recorded an increase to additional paid-in capital and building costs of $630,000 which represents the fair value of the warrant at the date of award. In December 1996, the U.S treasury bills provided by the investor as collateral were replaced by the Company with a $1,250,000 restricted certificate of deposit.

     On June 4, 1997, the Company refinanced the balance of the construction loan, $998,746, with permanent financing. The new permanent financing, provided by Morgan Guaranty Trust Company of New York, is a $2 million, 15-year mortgage at 9.03%. Monthly principal and interest payments of $18,425 are required to be made by the Company. In addition, the Company obtained financing during 1997 of $862,961 from FINOVA Capital Corporation under 5-year, 9.06% equipment financing leases for new production equipment installed in the Company's new facility (see
Note 7).

     At December 31, 1997, the Company had outstanding 9% Convertible Debentures due July 1, 2002 (the "9% Convertible Debentures") in the principal amount of $2,299,591. Interest on the 9% Convertible Debentures is paid by the Company on a monthly basis. Monthly principal payments of approximately $20,000 are required to be made by the Company beginning in July 1998 through July 2002 (see
Note 8).

     Various debt agreements of the Company contain covenants requiring the maintenance of certain financial ratios. The most restrictive covenants require the Company to maintain an interest coverage ratio of 1.5:1, minimum working capital of $1,000,000 and a calculated minimum amount of shareholders' equity. The Company was not in compliance with a 9% Convertible Debenture provision requiring an interest coverage ratio of 1.5:1 (actual of -5.7:1). As a result of an event of default, the holders of the 9% Convertible Debentures have the right, upon written notice and after a thirty-day period during which such default may be cured, to demand immediate payment of the then unpaid principal and accrued but unpaid interest under the Debentures. The holders of the 9% Convertible Debentures have granted the Company a waiver effective through June 30, 1999. After that time, the Company will be required to be in compliance with the following financial ratios, so long as the 9% Convertible Debentures remain outstanding: working capital of at least $1,000,000; minimum shareholders' equity (net worth); an interest coverage ratio of at least 2.0:1; and a current ratio at the end of any fiscal quarter of at least 1.1:1. The Company is currently in compliance with the minimum shareholders' equity, working capital and current ratio requirements. Management believes that the achievement of the Company's plans and objectives will enable the Company to attain a sufficient level of profitability to remain in compliance with the financial ratios or alternatively, that the Company will be able to obtain an extension or renewal of the waivers. There can be no assurance, however, that the Company will attain any such profitability and be in compliance with the financial ratios upon the expiration of the waivers or be able to obtain an extension or renewal of the waivers. Any acceleration under the 9% Convertible Debentures prior to their maturity on July 1, 2002 could have a material adverse effect upon the Company.

      The Company's $1.0 million working capital line of credit was renewed in November 1997 for a six month period with automatic renewals from year to year, unless terminated by either party on the anniversary date of the agreement by written notice given not less than 30 days prior to the anniversary date. At December 31, 1997, the Company had approximately $262,000 available under the working capital line of credit. There can be no assurance that the working capital line will be renewed. If the working capital line is not renewed and no alternative funding is obtained, the Company would implement cost reduction measures and reduce planned capital expenditures. Non-renewal of the working capital line could have a material adverse effect on the Company.

                      POORE BROTHERS, INC. AND SUBSIDIARIES
                   NOTES TO FINANCIAL STATEMENTS - (Continued)

7.    Commitments and Contingencies:

      Rental expense under operating leases was $34,632 and $171,612 for the years 1997 and 1996, respectively. Minimum future rental commitments under non-cancelable leases as of December 31, 1997 are as follows:

                                               Capital     Operating
                                                Leases      Leases      Total
                                                ------      ------      -----
 1998   ..................................   $   340,718  $  34,632  $  375,350
 1999   ..................................       327,597     34,632     362,229
 2000   ..................................       307,651     25,974     333,625
 2001   ..................................       230,318                230,318
 2002   ..................................       131,378                131,378
                                              ----------  ---------  ----------
 Total  ..................................     1,337,662  $  95,238  $1,432,900
                                                          =========  ==========
 Less amount representing interest........       229,757
                                              ----------
 Present value............................    $1,107,905

     8.   Capital Stock:

      In connection  with the  acquisition of the Poore Brothers  companies (see
Note 1), the Company issued 300,000 shares of Common Stock to the sellers of the companies. The Company has the right to repurchase these shares for an aggregate purchase price of $500,000 by May 31, 1998.

     At issuance, the Company's 9% Convertible Debentures (see Note 6) were convertible into 2,477,065 shares of Common Stock at an effective price of $1.09 per share, subject to anti-dilution adjustments. In December 1996, $400,409 of such debentures were converted into 367,348 shares of Common Stock, leaving a debenture balance convertible into 2,109,717 shares of Common Stock.

      In December 1996, the Company completed an initial public offering resulting in the sale of 2,250,000 shares of its Common Stock, $.01 par value, to the public at $3.50 per share. The net proceeds to the Company from the sale of 1,882,652 shares (the balance of the shares having been sold by the 9% Convertible Debenture holders), after deducting expenses of the offering, were approximately $5.3 million. In January 1997, the Company sold 337,500 additional shares of Common Stock pursuant to an over-allotment option granted to the underwriter of its initial public offering. Net proceeds from the sale approximated $1,000,000. In connection with the initial public offering, the underwriter was granted a warrant to purchase 225,000 shares of common stock at $4.38 per share, which is exercisable through December 6, 2001.

9.     Stock Options:

      The Company's 1995 Stock Option Plan (the "Plan"), as amended in June 1997, provides for the issuance of options to purchase 1,500,000 shares of Common Stock. The options granted pursuant to the Plan expire over a five-year period and generally vest over three-year periods. In addition to options granted under the Plan, the Company also issued non-qualified options to purchase Common Stock to certain Directors which were exercisable on issuance and expire ten years from date of grant. All options are issued at fair market value and are noncompensatory. Fair market value is determined based on the price of sales of Common Stock occurring at or near the time of the option award. Outstanding options have exercise prices ranging from $1.08 to $3.94 per share.

                      POORE BROTHERS, INC. AND SUBSIDIARIES
                   NOTES TO FINANCIAL STATEMENTS - (Continued)

9.    Stock Options:  (continued)

      Stock option activity was as follows:

                                                       Plan Options                       Non-Plan Options
                                                       ------------                       ----------------
                                                                 Weighted                           Weighted
                                                 Options          Average             Options        Average
                                                 Outstanding  Exercise Price         Outstanding  Exercise Price
                                                 -----------  --------------         -----------  --------------
Balance, December 31, 1995 ...........               485,000       $1.08                 600,000       $1.08
   Granted ...........................               420,000        1.69                 220,000        1.46
   Canceled ..........................             (250,000)        1.08                  -
                                                 ------------                        ------------
Balance, December 31, 1996 ...........               655,000        1.47                 820,000        1.18
   Granted ...........................               871,950        3.24                  -
   Canceled ..........................             (393,999)        1.58                  -
   Exercised .........................              (65,333)        1.10                  -
                                                 ------------                        ------------
Balance, December 31, 1997 ...........             1,067,618        2.90                 820,000        1.18
                                                 ============                        ============

      At December 31, 1997, outstanding Plan options had an average remaining term of 4.0 years. Plan options that were exercisable at December 31, 1997 totaled 239,668 with a weighted average exercise price per share of $1.64. At December 31, 1996, there were 122,334 Plan options that were exercisable at a weighted average exercise price of $1.88 per share. Non-Plan options at December 31, 1997 had an average remaining term of 7.6 years. On January 28, 1998, the Company granted an additional 270,000 options under the Plan at a price of $1.02.

      Had compensation cost for the Company's stock options been determined based on the fair value at the date of grant for awards in 1995 through 1997 consistent with the provisions of SFAS 123, the Company's net loss and net loss per share would have been increased to the pro forma amounts indicated below:

                                                                                                 Years ended December 31,
                                                                                              --------------------------------
                                                                                                  1997              1996
                                                                                              --------------    --------------
                Net loss - as reported                                                         $(3,034,097)       $ (691,678)
                Net loss - pro forma                                                            (3,438,253)         (907,000)
                Basic net loss per share of common stock - as reported                               (0.43)            (0.16)
                Basic net loss per share of common stock - pro forma                                 (0.49)            (0.21)

      The assumption regarding the stock options issued was that 100% of such options vested when granted, rather than the 56% vested as required by the awards as of December 31, 1997. The fair value of options granted prior to the Company's initial public offering was computed using the minimum value calculation method. For all other options, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: dividend yield of 0%; expected volatility of 72% and 102%; risk-free interest rate of 6.20% and 6.14%; and expected lives of 3 and 5 years for 1997 and 1996, respectively. Under this method, the weighted average fair value of the options granted was $1.68 and $0.53 per share in 1997 and 1996, respectively.

10.    Income Taxes:

      There was no current or deferred benefit for income taxes for the years ended December 31, 1997 and 1996. The following table provides a reconciliation between the amount determined by applying the statutory federal income tax rate to the pretax loss and benefit for income taxes:

                                         Years ended December 31,
                                        --------------------------
                                           1997           1996
                                        -----------    -----------
            Benefit at statutory rate   $ 1,031,593    $   235,170
            Valuation allowance .....    (1,190,000)      (265,000)
            State income tax, net ...       158,407         29,830
                                        ===========    ===========
                                        $         0    $         0
                                        ===========    ===========

                      POORE BROTHERS, INC. AND SUBSIDIARIES
                   NOTES TO FINANCIAL STATEMENTS - (Continued)

10.    Income Taxes:  (continued)

       The income tax effects of loss carryforwards and temporary differences between financial and income tax reporting that give rise to the deferred income tax assets and liabilities are as follows:

                                                      Years ended December 31,
                                                     --------------------------
                                                        1997           1996
                                                     -----------    -----------
Net operating loss carryforward .....................$ 1,830,000    $   658,000
Bad debt expense ....................................     70,000         48,000
Accrued liabilities .................................     10,000         14,000
                                                     -----------    -----------
     Gross deferred tax assets ......................  1,910,000        720,000
Deferred tax asset valuation allowance .............. (1,910,000)      (655,000)
     Gross deferred tax liabilities (depreciation and
        Amortization) ...............................          0        (65,000)
                                                     -----------    -----------
Net deferred tax assets .............................$         0    $         0
                                                     ===========    ===========

      Gross deferred tax assets are reduced by a valuation allowance based on management's estimate that it is more likely than not that the tax benefits will not be realized.

      At December 31, 1997, the Company had net operating losses available for federal and state income taxes of approximately $4,548,000. The Company's ability to utilize its net operating losses to offset future taxable income may be limited under the Internal Revenue Code Section 382 change in ownership rules. A valuation allowance has been provided since the Company believes the realizability of the deferred tax asset does not meet the more likely than not criteria under SFAS 109. The Company's accumulated net operating losses expire in varying amounts between 2010 and 2012.

11.    Major Customers:

      For the year ended December 31, 1997, two Arizona grocery chain customers of the Company accounted for $2,255,000, or 14%, and $1,579,000, or 10%, of the Company's consolidated net sales. One Arizona grocery chain comprised $2,820,000, or 16%, of the Company's consolidated net sales for the year ended December 31, 1996.

12.    Litigation:

      On June 19, 1996, James Gossett and an associated entity commenced a lawsuit in an Arizona state court against two directors of the Company, Messrs. Mark Howells and Jeffrey Puglisi, and the Company's subsidiary, PB Southeast, alleging, inter alia, that Mr. Gossett had an oral agreement with Mr. Howells to receive up to a 49% ownership interest in PB Southeast, that Messrs. Howells and Puglisi breached fiduciary duties and other obligations to Mr. Gossett and that he is entitled to exchange such alleged stock interest for shares in the Company. Mr. Gossett further alleges that PB Southeast and Messrs. Howells and Puglisi failed to honor the terms of an alleged distribution agreement between Poore Brothers Foods, Inc. and Mr. Gossett's associated entity, whereby such entity was granted exclusive distribution rights to Poore Brothers products in California. The complaint seeks unspecified amounts of damages, fees and costs. In February 1997, plaintiffs filed pleadings indicating their seeking $3.0 million in damages; plaintiffs may not be limited by this damage amount at trial. Messrs. Howells and Puglisi and PB Southeast have filed an answer and counterclaim against Mr. Gossett, denying the major provisions of the complaint, alleging various acts of nonperformance and breaches of fiduciary duty on the part of Mr. Gossett and seeking various compensatory and punitive damages. The Company has agreed to indemnify Messrs. Howells and Puglisi in connection with this lawsuit. In July 1997, summary judgement was granted in favor of all defendants, including PB Southeast, on all counts of the lawsuit. In its Order, the Maricopa County (Arizona) Superior Court ruled that there was no oral contract and that the remainder of plaintiffs' claims could not support a cause of action against the defendants. In February 1998, the Court reversed its prior grant of summary judgment on one of the seven counts and reinstated Mr. Gossett's claim that the defendants breached fiduciary duties to Mr. Gossett. The Court also set the matter for trial beginning October 5, 1998. The Court's recent ruling merely preserves Mr. Gossett's claim for trial and does not adjudicate the merits of the claim. The Company believes that the claim is without merit and will continue to vigorously defend the lawsuit.

                      POORE BROTHERS, INC. AND SUBSIDIARIES
                   NOTES TO FINANCIAL STATEMENTS - (Continued)

12.      Litigation:  (continued)

     The Company is a party to various lawsuits arising in the ordinary course of business. Management believes, based on discussions with legal counsel, that the resolution of such lawsuits will not have a material effect on the financial statements taken as a whole.

13.      Related Parties:

     In connection with the sale of Common Stock and 9% Convertible Debentures in the May 31, 1995 acquisitions of the Poore Brothers companies, the Company paid Arizona Securities Group, Inc. $120,000 in sales commissions and $22,000 as reimbursement of expenses incurred in its services as Placement Agent. In connection with a sale of stock in March 1996, Arizona Securities Group, Inc. received a fee of $46,875. Arizona Securities Group, Inc. is managed and owned by Messrs. Howells and Puglisi, directors of the Company.

     From February 1997 to October 1997, the Company paid $67,600 to a company owned by the brother of the Company's Chairman, for construction management services related to the Company's new Arizona manufacturing facility.

                                  EXHIBIT INDEX


21.1     List of subsidiaries of Poore Brothers, Inc.
27.1     Restated Financial Data Schedule for 1997
27.2     Restated Financial Data Schedule for 1996
                                       41