Form 10QSB
period 1998-03-31
POORE BROTHERS INC
filed 1998-05-14
CIK 944508

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[ X ] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 1998

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

                3500 S. La Cometa Drive, Goodyear, Arizona 85338
                ------------------------------------------------
                    (Address of principal executive offices)

                                 (602) 932-6200
                                 --------------
                           (Issuer's telephone number)



Check  whether the  Registrant:  (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                      ---   ---


As of March 31, 1998, the number of issued and outstanding shares of common stock of the Registrant was 7,126,657.


Transitional Small Business Disclosure Format (check one): Yes     No X
                                                              ---    ---

                                Table of Contents



Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
         Consolidated Balance Sheets as of March 31, 1998 and December 31, 1997.................     3
         Consolidated Statements of Operations for the three months ended
             March 31, 1998 and 1997............................................................     4
         Consolidated Statements of Cash Flows for the three months ended March 31, 1998
         and 1997...............................................................................     5
         Notes to Financial Statements..........................................................     6

Item 2.  Management's Discussion and Analysis of Results of Operations and
         Financial Condition....................................................................     8

Part II.  OTHER INFORMATION

Item 1.  Legal Proceedings......................................................................    10
Item 2.  Changes in Securities and Use of Proceeds..............................................    10
Item 3.  Defaults Upon Senior Securities........................................................    10
Item 4.  Submission of Matters to a Vote of Security Holders....................................    10
Item 5.  Other Information......................................................................    10
Item 6.  Exhibits and Reports on Form 8-K.......................................................    11

PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements


                      POORE BROTHERS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                    March 31,                December 31,
                                                                                       1998                      1997
                                                                                       ----                      ----
                                    ASSETS                                         (unaudited)
Current assets:
   Cash and cash equivalents....................................................... $   1,133,795              $   1,622,751
   Accounts receivable, net of allowance of $188,000 in 1998
      and $174,000 in 1997.........................................................     1,635,332                  1,528,318
   Note receivable.................................................................        78,414                     78,414
   Inventories.....................................................................       434,829                    473,025
   Other current assets............................................................       158,811                    175,274
     Total current assets..........................................................     3,441,181                  3,877,782

Property and equipment, net........................................................     6,491,525                  6,602,435
Intangible assets, net.............................................................     2,250,377                  2,294,324
Other assets.......................................................................        86,629                    100,673
                                                                                    -------------              -------------

     Total assets.................................................................. $  12,269,712              $  12,875,214
                                                                                    =============              =============

                     LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable...............................................................  $     612,023             $      824,129
   Accrued liabilities.............................................................       478,473                    502,793
   Current portion of long-term debt...............................................     1,036,020                  1,127,217
                                                                                    -------------             --------------
          Total current liabilities................................................     2,126,517                  2,454,139

Long-term debt, less current portion...............................................     4,894,291                  5,017,724
                                                                                    -------------             --------------
     Total liabilities.............................................................     7,020,807                  7,471,863
                                                                                    -------------             --------------

Shareholders' equity:
   Preferred stock, $100 par value; 50,000 shares authorized;
            None issued and outstanding in 1998 and 1997...........................        -                          -
   Common stock, $.01 par value; 15,000,000 shares authorized;
            7,126,657 and 7,051,657 shares issued and outstanding in 1998
            and 1997, respectively.................................................        71,267                     70,516
   Additional paid-in capital......................................................    10,875,134                 10,794,768
   Accumulated deficit.............................................................    (5,697,495)                (5,461,933)
                                                                                    -------------         ------------------
     Total shareholders' equity....................................................     5,248,904                  5,403,351
                                                                                    -------------         ------------------

     Total liabilities and shareholders' equity.....................................$  12,269,712                $12,875,214
                                                                                    =============          =================

   The accompanying notes are an integral part of these financial statements.

                      POORE BROTHERS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                               Three Months Ended March 31,
                                               ---------------------------
                                                  1998           1997
                                               (unaudited)    (unaudited)

Net sales                                      $ 3,196,764    $ 4,945,733

Cost of sales                                    2,372,885      4,261,900
                                               -----------    -----------

   Gross profit                                    823,879        683,833

Selling, general and administrative expenses       935,844      1,124,216
                                               -----------    -----------

   Operating loss                                 (111,965)      (440,383)
                                               -----------    -----------

Interest income                                     13,495         42,776

Interest expense                                  (137,092)       (80,813)
                                               -----------    -----------

                                                  (123,597)       (38,037)
                                               -----------    -----------

    Net loss                                   $  (235,562)   $  (478,420)
                                               ===========    ===========

Net loss per common share:
  Basic                                        $     (0.03)   $     (0.07)
                                               ===========    ===========
  Diluted                                      $     (0.03)   $     (0.07)
                                               ===========    ===========

Weighted average number of common shares:
  Basic                                          7,058,946      6,960,362
                                               ===========    ===========
  Diluted                                        7,058,946      6,960,362
                                               ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                      POORE BROTHERS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                              Three Months Ended March 31,
                                                                              ----------------------------
                                                                                    1998           1997
                                                                                    ----           ----
                                                                                 (unaudited)    (unaudited)
Cash flows from operating activities:
   Net loss .................................................................   $  (235,562)   $  (478,420)
   Adjustments to reconcile net loss to net cash used
     in operating activities:
     Depreciation ...........................................................       142,052         58,136
     Amortization ...........................................................        57,991         43,947
     Bad debt expense .......................................................        50,000          9,000
   Change in operating assets and liabilities:
     Accounts receivable ....................................................      (157,014)        46,776
     Inventories ............................................................        38,196         26,720
     Other assets and liabilities ...........................................        16,463        196,997
     Accounts payable and accrued liabilities ...............................      (236,426)      (438,526)
                                                                                -----------    -----------
                   Net cash used in operating activities ....................      (324,300)      (535,370)
                                                                                -----------    -----------
Cash flows from investing activities:
    Proceeds on disposal of property ........................................          --          705,809
    Purchase of short term investments ......................................          --         (980,420)
    Purchase of property and equipment ......................................       (31,142)      (857,986)
                                                                                -----------    -----------
                   Net cash used in investing activities ....................       (31,142)    (1,132,597)
                                                                                -----------    -----------
Cash flows from financing activities:
    Proceeds from issuance of common stock ..................................        81,116      1,181,250
    Net decrease in restricted certificate of deposit .......................          --        1,250,000
    Stock issuance costs ....................................................          --         (162,574)
    Payments made on long-term debt .........................................      (232,585)    (1,956,117)
    Net increase (decrease) in working capital line of credit ...............        17,955       (102,933)
                                                                                -----------    -----------
                   Net cash (used in) provided by financing activities ......      (133,514)       209,626
                                                                                -----------    -----------
Net (decrease) in cash and cash equivalents .................................      (488,956)    (1,458,341)
Cash and cash equivalents at beginning of period ............................     1,622,751      3,603,850
                                                                                -----------    -----------
Cash and cash equivalents at end of period ..................................   $ 1,133,795    $ 2,145,509
                                                                                ===========    ===========

Supplemental disclosures of cash flow information:
   Summary of non cash investing and financing activities:

       Construction loan for new facility ...................................   $      --      $   860,838
       Capital lease obligation incurred - equipment acquisition ............          --            5,462
   Cash paid during the three months for interest, net of amounts
       capitalized ..........................................................       133,710        110,213

   The accompanying notes are an integral part of these financial statements.

                      POORE BROTHERS, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS

1.    Organization and Summary of Significant Accounting Policies:

     General

         Poore Brothers, Inc. (the "Company"), a Delaware corporation, was organized in February 1995 as a holding company and on May 31, 1995 acquired substantially all of the equity of Poore Brothers Southeast, Inc. ("PB Southeast") in an exchange transaction pursuant to which 1,560,000 previously unissued shares of the Company's common stock, par value $.01 per share (the "Common Stock"), were exchanged for 150,366 issued and outstanding shares of PB Southeast's common stock. The exchange transaction with PB Southeast has been accounted for similar to a pooling-of interest since both entities had common ownership and control immediately prior to the transaction. In December 1996, the Company completed an initial public offering of its common stock. During 1997, the Company disposed of its Houston, Texas distribution business and closed its Tennessee manufacturing operation.

         The Company manufactures and distributes potato chips under the Poore Brothers(TM) brand name, as well as private label potato chips, and also distributes a variety of other independently manufactured snack food items.

     Basis of Presentation

         The consolidated financial statements include the accounts of Poore Brothers, Inc. and all of its controlled subsidiaries. In all situations, the Company owns from 99% to 100% of the voting interests of the controlled subsidiaries. All significant intercompany amounts and transactions have been eliminated. The financial statements have been prepared in accordance with the instructions for Form 10-QSB and, therefore, do not include all the information and footnotes required by generally accepted accounting principles. In the opinion of management, the consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary in order to make the consolidated financial statements not misleading. A description of the Company's accounting policies and other financial information is included in the audited financial statements filed with the Form 10-KSB for the fiscal year ended December 31, 1997. The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results expected for the full year.

         Certain expenses relating to manufacturing costs and promotional expenses have been reclassified for the previously reported periods shown as part of this current filing in order to conform to the current financial statement classifications and to those that are preferred in the industry. The current and previously reported amounts are shown in the table below.

                                        Three months ended March 31, 1997
                                        ---------------------------------
                                         Previously            Current
                                          reported              filing
                                        -------------       -------------
     Revenues.......................    $  4,733,686        $  4,945,733
     Cost of sales..................       3,769,038           4,261,900
     Gross profit...................         964,648             683,833
     Operating expenses.............       1,405,031           1,124,216
     Operating (loss)...............        (440,383)           (440,383)

     Loss Per Share

         During  1997,  the  Company  adopted  SFAS 128,  "Earnings  Per Share".
     Pursuant to SFAS 128, basic earnings per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Exercises of outstanding stock options and conversion of convertible debentures were not assumed to be exercised for purposes of calculating diluted earning per share for the quarters ended March 31, 1998 and 1997, as their effect was anti-dilutive.

                                                       Quarter Ended
                                                         March 31,

                                                  --------------------------
                                                      1998           1997
                                                  -----------    -----------
Basic loss per share:
  Loss available to common shareholders           $  (235,562)   $  (478,420)
  Weighted average common shares                    7,058,946      6,960,362
                                                  -----------    -----------
                 Loss per share-basic             $     (0.03)   $     (0.07)
                                                  ===========    ===========
 Diluted loss per share:
  Loss available to common shareholders           $  (235,562)   $  (478,470)
  Weighted average common shares                    7,058,946      6,960,362
  Common stock equivalents                               --             --
                                                  -----------    -----------
                  Loss per share-diluted          $     (0.03)   $     (0.07)
                                                  ===========    ===========

2.   Long-Term Debt

         The Company's $1.0 million working capital line of credit was renewed as of November 30, 1997 for a six-month period. At March 31, 1998, the Company had over $1.0 million of eligible receivables. The balance outstanding was $604,052 and $586,097 at March 31, 1998 and December 31, 1997, respectively.

         At March 31, 1998, the Company had outstanding 9% Convertible Debentures due July 1, 2002 (the "9% Convertible Debentures") in the principal amount of $2,299,591. The Company was not in compliance with a required interest coverage ratio of 2:1 (actual of -3.1:1). However, the holders of the 9% Convertible Debentures have granted the Company a waiver effective through June 30, 1999. After that time, the Company will be required to be in compliance with the following financial ratios, so long as the 9% Convertible Debentures remain outstanding: working capital of at least $1,000,000; minimum shareholders' equity (net worth) that will be calculated based upon the earnings of the Company and the consideration received by the Company from issuances of securities by the Company; an interest coverage ratio of at least 2:1; and a current ratio at the end of any fiscal quarter of at least 1.1:1. Interest on the 9% Convertible Debentures is paid by the Company on a monthly basis. Monthly principal payments of approximately $20,000 are required to be made by the Company beginning in July 1998 through July 2002. Management believes that the fulfillment of the Company's plans and objectives will enable the Company to attain a sufficient level of profitability to be in compliance with the financial ratios or alternatively, that the Company will be able to obtain an extension or renewal of the waivers; however, there can be no assurance that the Company will attain any such profitability, be in compliance with the financial ratios upon the expiration of the waivers or be able to obtain an extension or renewal of the waivers. Any acceleration under the 9% Convertible Debentures prior to their maturity on July 1, 2002 could have a material adverse effect upon the Company.

3.   Litigation

         In February 1998, the Court reversed its prior grant of summary judgment on one of the seven counts in the Gossett litigation and reinstated Mr. Gossett's claim that the defendants breached fiduciary duties to him. The Court also set the matter for trial beginning October 5, 1998. The Court's recent ruling merely preserves Mr. Gossett's claim for trial and does not adjudicate the merits of the claim. The Company believes that the claim is without merit and will continue to vigorously defend the lawsuit.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations

         Quarter  ended March 31, 1998  compared to the quarter  ended March 31,
     1997

         Net sales for the three months ended March 31, 1998 were $3,197,000, down $1,749,000 or 35%, from $4,946,000 for the three months ended March 31, 1997. The disposition of the PB Texas distribution operation in June 1997 contributed approximately $945,000 to the sales decline, consisting of $784,000 in sales of products manufactured by others and $161,000 in Poore Brothers manufactured products. An additional $575,000 decrease occurred in sales of products manufactured by others due to the elimination of several unprofitable product lines during the second quarter of 1997. Poore Brothers kettle chip sales for the first quarter of 1998 were $2,153,000, down $612,000, or 22%, from $2,765,000 for the first quarter of 1997. This decrease was driven principally by lower volume as a result of the Company's discontinuance of unprofitable promotion programs with certain customers and the shutdown of the Tennessee manufacturing facility in the third quarter of 1997.

         Gross profit for the three months ended March 31, 1998, was $824,000, or 26% of net sales, as compared to $684,000, or 14% of net sales, for the three months ended March 31, 1997. The increase in gross profit, despite 35% lower sales, resulted from the restructuring actions implemented in 1997, benefits from negotiated raw material cost savings phased in during the first quarter of 1998 and a continuing improvement in manufacturing and operating efficiencies from the new Goodyear, Arizona facility.

         Selling, general and administrative expenses decreased to $936,000 for the three months ended March 31, 1998 from $1,124,000 for the same period in 1997. This represented a $188,000 decrease, or 17%, compared to the first quarter of 1997. The decrease in selling, general and administrative expenses was primarily the result of expenses related to severance, relocation and equipment write-downs incurred in the first quarter of 1997. Decreases in other selling, general and administrative expenses were offset by a 26% increase in marketing spending.

         Net interest expense increased to $124,000 for the quarter ended March 31, 1998 from $37,000 for the quarter ended March 31, 1997. This increase was due primarily to interest expense related to the permanent financing on the new manufacturing facility and production equipment, and a decrease in interest income generated from investment of the remaining proceeds of the initial public offering.

         The Company's net losses for the quarters ended March 31, 1998 and March 31, 1997 were $236,000 and $478,000, respectively. The reduction in net loss was attributable primarily to the increased gross profit and lower selling, general and administrative expenses, offset by higher net interest expense.

Liquidity and Capital Resources

         Net working capital was $1,315,000 at March 31, 1998, with a current ratio of 1.6:1. At December 31, 1997, net working capital was $1,424,000 with a current ratio of 1.6:1. The $109,000 decrease in working capital was primarily attributable to the Company's use of cash for operating activities.

         At March 31, 1998, the Company had outstanding 9% Convertible Debentures due July 1, 2002 (the "9% Convertible Debentures") in the principal amount of $2,299,591. The Company was not in compliance with a required interest coverage ratio of 2:1 (actual of -3.1:1). However, the holders of the 9% Convertible Debentures have granted the Company a waiver effective through June 30, 1999. After that time, the Company will be required to be in compliance with the following financial ratios, so long as the 9% Convertible Debentures remain outstanding: working capital of at least $1,000,000; minimum shareholders' equity (net worth) that will be calculated based upon the earnings of the Company and the consideration received by the Company from issuances of securities by the Company; an interest coverage ratio of at least 2:1; and a current ratio at the end of any fiscal quarter of at least 1.1:1. Interest on the 9% Convertible Debentures is paid by the Company on a monthly basis. Monthly principal payments of approximately $20,000 are required to be made by the Company beginning in July 1998 through July 2002. Management believes that the fulfillment of the Company's plans and objectives will enable the Company to attain a sufficient level of profitability to be in compliance with the financial ratios or alternatively, that the Company will be able to obtain an extension or renewal of the waivers; however, there can be no assurance that the Company will attain any such profitability, be in compliance with the financial ratios upon the expiration of the waivers or be able to obtain an extension or renewal of the waivers. Any acceleration under the 9% Convertible Debentures prior to their maturity on July 1, 2002 could have a material adverse effect upon the Company.

         As a result of the expansion of the Company's operations, the Company may incur additional operating losses in the future. Expenditures relating to marketing, territory expansion and new product development may adversely affect selling, general and administrative expenses and consequently may adversely affect operating and net income. These types of expenditures are expensed for accounting purposes as incurred, while sales generated from the result of such expansion may benefit future periods.

         Management believes that the 1997 restructuring actions taken by the Company, including the sale of the Texas distribution business, consolidation of manufacturing in the new Arizona facility and the closure of the Tennessee manufacturing operation, should result in improved manufacturing efficiencies and lower selling, general and administrative costs in the future. Accordingly, management believes that current working capital, together with available line of credit borrowings, and anticipated cash flows from operations, will be sufficient to finance the operations of the Company for at least the next twelve months. This belief is also based on current operating plans and certain assumptions, including those relating to the Company's future sales levels and expenditures, industry and general economic conditions and other conditions. If any of these plans, assumptions or factors change, the Company may require future debt or equity financing to meet its business requirements. There can be no assurance that such financing will be available or, if available, on terms attractive to the Company.


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

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

         In June 1996, a lawsuit was commenced in an Arizona state court against two directors of the Company, Mark S. Howells and Jeffrey J. Puglisi, and Poore Brothers Southeast, Inc. ("PB Southeast") which alleged, among other things, that James Gossett had an oral agreement with Mr. Howells to receive a 49% ownership interest in PB Southeast, that Messrs. Howells and Puglisi breached fiduciary duties and other obligations to Mr. Gossett and that he was entitled to exchange such alleged stock interest for shares in the Company. Another plaintiff, PB Pacific Distributing, Inc., further alleged that Messrs. Howells and Puglisi failed to honor the terms of an alleged distribution agreement between it and PB Foods. In July 1997, summary judgement was granted in favor of all defendants on all counts of the lawsuit. In February 1998, the Court reversed its prior grant of summary judgment on one of the seven counts and reinstated Mr. Gossett's claim that Messrs. Howells and Puglisi breached fiduciary duties to him. The Court also set the matter for trial beginning October 5, 1998. The Court's recent ruling merely preserves Mr. Gossett's claim for trial and does not adjudicate the merits of the claim. The Company believes that the claim is without merit and will continue to vigorously defend the lawsuit.

Item 2.  Changes in Securities and Use of Proceeds

         None

Item 3.  Defaults Upon Senior Securities

         At March 31, 1998, the Company had outstanding 9% Convertible Debentures due July 1, 2002 (the "9% Convertible Debentures") in the principal amount of $2,299,591. The Company was not in compliance with a required interest coverage ratio of 2:1 (actual of -3.1:1). However, the holders of the 9% Convertible Debentures have granted the Company a waiver effective through June 30, 1999. After that time, the Company will be required to be in compliance with the following financial ratios, so long as the 9% Convertible Debentures remain outstanding: working capital of at least $1,000,000; minimum shareholders' equity (net worth) that will be calculated based upon the earnings of the Company and the consideration received by the Company from issuances of securities by the Company; an interest coverage ratio of at least 2:1; and a current ratio at the end of any fiscal quarter of at least 1.1:1. Interest on the 9% Convertible Debentures is paid by the Company on a monthly basis. Monthly principal payments of approximately $20,000 are required to be made by the Company beginning in July 1998 through July 2002. Management believes that the fulfillment of the Company's plans and objectives will enable the Company to attain a sufficient level of profitability to be in compliance with the financial ratios or alternatively, that the Company will be able to obtain an extension or renewal of the waivers; however, there can be no assurance that the Company will attain any such profitability, be in compliance with the financial ratios upon the expiration of the waivers or be able to obtain an extension or renewal of the waivers. Any acceleration under the 9% Convertible Debentures prior to their maturity on July 1, 2002 could have a material adverse effect upon the Company.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits:

Exhibit
Number                              Description

27.1     Financial Data Schedule. *

*        Filed herewith.


         (b)     Current Reports on Form 8-K:

         (1) Current Report on Form 8-K, reporting the change in the Company's independent auditors (filed with the Commission on January 7, 1998).
         (2) Amendment No. 1 to the Current Report on Form 8-K filed with the Commission on January 7, 1998, filing a required exhibit (filed with the Commission on January 14,1998).


                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              POORE BROTHERS, INC.

                              By /s/ Eric J. Kufel
Dated:  May 14, 1998             ------------------------------------------
                                             Eric J. Kufel
                                  President and Chief Executive Officer
                                      (principal executive officer)


                              By: /s/  Thomas W. Freeze
Dated:  May 14, 1998              ------------------------------------------
                                               Thomas W. Freeze
                                   Vice President, Chief Financial Officer,
                                            Treasurer and Secretary
                                 (principal financial and accounting officer)

                                  EXHIBIT INDEX



Exhibit
Number                              Description

27.1     Financial Data Schedule.