Form 10QSB
period 1998-06-30
POORE BROTHERS INC
filed 1998-08-14
CIK 944508

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[ X ] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 1998

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
Yes  X  No
    ---    ---

As of June 30, 1998, the number of issued and outstanding shares of common stock of the Registrant was 7,126,657.


Transitional Small Business Disclosure Format (check one): Yes      No  X
                                                               ---     ---

                                Table of Contents

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
         Consolidated Balance Sheets as of June 30, 1998 and December 31, 1997............................     3
         Consolidated Statements of Operations for the three and six months ended
                  June 30, 1998 and 1997..................................................................     4
         Consolidated Statements of Cash Flows for the six months ended June 30, 1998
                  and 1997................................................................................     5
         Notes to Financial Statements....................................................................     6

Item 2.  Management's Discussion and Analysis of Results of Operations and
         Financial Condition..............................................................................     8

Part II.  OTHER INFORMATION

Item 1.  Legal Proceedings................................................................................    11
Item 2.  Changes in Securities and Use of Proceeds........................................................    11
Item 3.  Defaults Upon Senior Securities..................................................................    11
Item 4.  Submission of Matters to a Vote of Security Holders..............................................    12
Item 5.  Other Information................................................................................    12
Item 6.  Exhibits and Reports on Form 8-K.................................................................    12

PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements


                      POORE BROTHERS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                         June 30,      December 31,
                                                                                           1998            1997
                                                                                           ----            ----
                                    ASSETS                                              (unaudited)
Current assets:
   Cash and cash equivalents.......................................................    $  1,166,892    $  1,622,751
   Accounts receivable, net of allowance of $173,000 in 1998
      and $174,000 in 1997 .........................................................      1,412,168       1,528,318
   Note receivable .................................................................           --            78,414
   Inventories .....................................................................        502,319         473,025
   Other current assets ............................................................        188,569         175,274
                                                                                       ------------    ------------
     Total current assets ..........................................................      3,269,948       3,877,782

Property and equipment, net ........................................................      6,382,505       6,602,435
Intangible assets, net .............................................................      2,206,430       2,294,324
Other assets .......................................................................         84,014         100,673
                                                                                       ------------    ------------

     Total assets ..................................................................   $ 11,942,897    $ 12,875,214
                                                                                       ============    ============

                     LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable...............................................................     $    640,352    $    824,129
   Accrued liabilities .............................................................        586,954         502,793
   Current portion of long-term debt ...............................................        843,225       1,127,217
                                                                                       ------------    ------------
          Total current liabilities ................................................      2,070,531       2,454,139

Long-term debt, less current portion ...............................................      4,772,264       5,017,724
                                                                                       ------------    ------------
     Total liabilities .............................................................      6,842,795       7,471,863
                                                                                       ------------    ------------

Shareholders' equity:
   Preferred stock, $100 par value; 50,000 shares authorized;
            None issued and outstanding in 1998 and 1997 ...................... .....          --              --
   Common stock, $.01 par value; 15,000,000 shares authorized;
            7,126,657 and 7,051,657 shares issued and outstanding in 1998
            and 1997, respectively .................................................         71,267          70,516
   Additional paid-in capital ......................................................     10,875,134      10,794,768
   Accumulated deficit .............................................................     (5,846,299)     (5,461,933)
                                                                                       ------------    ------------
     Total shareholders' equity ....................................................      5,100,102       5,403,351
                                                                                       ------------    ------------

     Total liabilities and shareholders' equity ....................................   $ 11,942,897    $ 12,875,214
                                                                                       ============    ============

   The accompanying notes are an integral part of these financial statements.

                      POORE BROTHERS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                               Three Months Ended June 30,   Six Months Ended June 30,
                                               --------------------------    --------------------------
                                                  1998           1997           1998           1997
                                                  ----           ----           ----           ----
                                               (unaudited)    (unaudited)    (unaudited)    (unaudited)
    Net sales ..............................   $ 3,264,454    $ 4,378,866    $ 6,461,219    $ 9,324,599

    Cost of sales ..........................     2,440,401      3,865,746      4,813,287      8,127,646
                                               -----------    -----------    -----------    -----------

       Gross profit ........................       824,053        513,120      1,647,932      1,196,953

    Selling, general and administrative expense    847,247        881,211      1,783,091      2,005,427

    Sale of Texas distribution business ....          --          150,000           --          150,000
                                               -----------    -----------    -----------    -----------

       Operating loss ......................       (23,194)      (518,091)      (135,159)      (958,474)
                                               -----------    -----------    -----------    -----------

    Interest income ........................        11,627         31,911         25,122         74,687

    Interest expense .......................      (137,237)       (84,580)      (274,329)      (165,393)
                                               -----------    -----------    -----------    -----------

                                                  (125,610)       (52,669)      (249,207)       (90,706)
                                               -----------    -----------    -----------    -----------

        Net loss ...........................   $  (148,804)   $  (570,760)   $  (384,366)   $(1,049,180)
                                               ===========    ===========    ===========    ===========

    Net loss per common share:
      Basic ................................   $     (0.02)   $     (0.08)   $     (0.05)   $     (0.15)
                                               ===========    ===========    ===========    ===========
      Diluted ..............................   $     (0.02)   $     (0.08)   $     (0.05)   $     (0.15)
                                               ===========    ===========    ===========    ===========

    Weighted average number of common shares:
      Basic ................................     7,126,657      7,004,826      7,092,988      6,982,594
                                               ===========    ===========    ===========    ===========
      Diluted ..............................     7,126,657      7,004,826      7,092,988      6,982,594
                                               ===========    ===========    ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                      POORE BROTHERS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                           Six Months Ended June 30,
                                                                           -------------------------
                                                                              1998          1997
                                                                              ----          ----
                                                                          (unaudited)    (unaudited)
Cash flows from operating activities:
   Net loss ..........................................................   $  (384,366)   $(1,049,180)
   Adjustments to reconcile net loss to net cash provided by (used in)
   operating activities:
     Depreciation ....................................................       289,864        119,520
     Amortization ....................................................       104,553         87,894
     Bad debt expense ................................................        59,000         21,500
     Loss on disposition of business .................................          --          150,000
   Change in operating assets and liabilities:
     Accounts receivable .............................................        57,150       (220,828)
     Inventories .....................................................       (29,293)       230,601
     Other assets and liabilities ....................................        65,118         60,107
     Accounts payable and accrued liabilities ........................       (99,615)      (607,008)
                                                                         -----------    -----------
                   Net cash provided by (used in) operating activities        62,411     (1,207,394)
                                                                         -----------    -----------
Cash flows from investing activities:
    Proceeds on disposal of property .................................        21,977        767,859
    Sale of Texas distribution business ..............................          --           78,414
    Purchase of short term investments ...............................          --       (2,003,436)
    Purchase of property and equipment ...............................       (91,910)    (2,275,463)
                                                                         -----------    -----------
                   Net cash (used in) investing activities ...........       (69,933)    (3,432,626)
                                                                         -----------    -----------
Cash flows from financing activities:
    Proceeds from issuance of common stock ...........................        81,116      1,253,431
    Net decrease in restricted certificate of deposit ................          --        1,250,000
    Stock issuance costs .............................................          --         (162,574)
    Proceeds from issuance of long-term debt .........................          --        1,677,793
    Payments made on long-term debt ..................................      (298,921)    (2,010,723)
    Net (decrease) in working capital line of credit .................      (230,532)       (18,284)
                                                                         -----------    -----------
                   Net cash (used in) provided by financing activities      (448,337)     1,989,643
                                                                         -----------    -----------
Net (decrease) in cash and cash equivalents ..........................      (455,859)    (2,650,377)
Cash and cash equivalents at beginning of period .....................     1,622,751      3,603,850
                                                                         -----------    -----------
Cash and cash equivalents at end of period ...........................   $ 1,166,892    $   953,473
                                                                         ===========    ===========

Supplemental disclosures of cash flow information:
 Summary of non cash investing and financing activities:
     Construction loan for new facility ..............................   $      --      $   998,746
     Capital lease obligation incurred - equipment acquisition .......          --            6,479
     Mortgage impounds for interest, taxes and insurance .............          --           35,990
     Note received for sale of Texas distribution business ...........          --           78,414
     Cash paid during the six months for interest, net of amounts
       capitalized ...................................................       268,447        194,793

   The accompanying notes are an integral part of these financial statements.

                      POORE BROTHERS, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS

1.    Organization and Summary of Significant Accounting Policies:

     General

         Poore Brothers, Inc. (the "Company"), a Delaware corporation, was organized in February 1995 as a holding company and on May 31, 1995 acquired substantially all of the equity of Poore Brothers Southeast, Inc. ("PB Southeast") in an exchange transaction pursuant to which 1,560,000 previously unissued shares of the Company's common stock, par value $.01 per share (the "Common Stock"), were exchanged for 150,366 issued and outstanding shares of PB Southeast's common stock. The exchange transaction with PB Southeast has been accounted for similar to a pooling-of interests since both entities had common ownership and control immediately prior to the transaction. In December 1996, the Company completed an initial public offering of its common stock. During 1997, the Company sold its Houston, Texas distribution business and closed its Tennessee manufacturing operation.

         The Company manufactures and distributes potato chips under the Poore Brothers(TM) brand name, as well as private label potato chips, and also distributes a variety of other independently manufactured snack food items.

     Basis of Presentation

         The consolidated financial statements include the accounts of Poore Brothers, Inc. and all of its controlled subsidiaries. In all situations, the Company owns from 99% to 100% of the voting interests of the controlled subsidiaries. All significant intercompany amounts and transactions have been eliminated. The financial statements have been prepared in accordance with the instructions for Form 10-QSB and, therefore, do not include all the information and footnotes required by generally accepted accounting principles. In the opinion of management, the consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary in order to make the consolidated financial statements not misleading. A description of the Company's accounting policies and other financial information is included in the audited financial statements filed with the Form 10-KSB for the fiscal year ended December 31, 1997. The results of operations for the six months ended June 30, 1998 are not necessarily indicative of the results expected for the full year.

         Certain expenses relating to manufacturing costs and promotional expenses have been reclassified for the previously reported periods shown as part of this current filing in order to conform to the current financial statement classifications and to those that are preferred in the industry. The current and previously reported amounts are shown in the table below.

                    Three months ended June 30,        Six months ended
                                1997                     June 30, 1997
                    ---------------------------   ---------------------------
                     Previously       Current      Previously       Current
                      reported        filing        reported        filing
                    ------------   ------------   ------------   ------------
Net sales ........   $ 4,203,555    $ 4,378,866    $ 8,937,241    $ 9,324,599
Cost of sales ....     3,330,903      3,865,746      7,099,941      8,127,646
Gross profit .....       872,652        513,120      1,837,300      1,196,953
Operating expenses     1,390,743      1,031,211      2,795,774      2,155,427
Operating (loss) .      (518,091)      (518,091)      (958,474)      (958,474)

     Loss Per Share

         During  1997,  the  Company  adopted  SFAS 128,  "Earnings  Per Share".
     Pursuant to SFAS 128, basic earnings per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Exercises of outstanding stock options and conversion of convertible debentures were not assumed to be exercised for purposes of calculating diluted earning per share for the quarters ended June 30, 1998 and 1997, as their effect was anti-dilutive.

                                               Three months ended             Six months ended
                                                    June 30,                      June 30,
                                           --------------------------------------------------------
                                              1998           1997           1998           1997
                                           -----------    -----------    -----------    -----------
Basic loss per share:
  Loss available to common shareholders    $  (148,804)   $  (570,760)   $  (384,366)   $(1,049,180)
  Weighted average common shares             7,126,657      7,004,826      7,092,988      6,982,594
                                           -----------    -----------    -----------    -----------
                 Loss per share-basic      $     (0.02)   $     (0.08)   $     (0.05)   $     (0.15)
                                           ===========    ===========    ===========    ===========
 Diluted loss per share:
  Loss available to common shareholders    $  (148,804)   $  (570,760)   $  (384,366)   $(1,049,180)
  Weighted average common shares             7,126,657      7,004,826      7,092,988      6,982,594
  Common stock equivalents                        --             --             --             --
                                           -----------    -----------    -----------    -----------
                  Loss per share-diluted   $     (0.02)   $     (0.08)   $     (0.05)   $     (0.15)
                                           ===========    ===========    ===========    ===========

2.       Debt

         The Company's $1.0 million working capital line of credit was renewed as of May 31, 1998 for a six-month period. At June 30, 1998, the Company had over $1.0 million of eligible receivables. The balance outstanding was $355,565 and $586,097 at June 30, 1998 and December 31, 1997, respectively.

         At June 30, 1998, the Company had outstanding 9% Convertible Debentures due July 1, 2002 (the "9% Convertible Debentures") in the principal amount of $2,299,591. The Company was not in compliance with a required interest coverage ratio of 2:1 (actual of -1.8:1). However, the holders of the 9% Convertible Debentures have granted the Company a waiver effective through June 30, 1999. After that time, the Company will be required to be in compliance with the following financial ratios, so long as the 9% Convertible Debentures remain outstanding: working capital of at least $1,000,000; minimum shareholders' equity (net worth) that will be calculated based upon the earnings of the Company and the consideration received by the Company from issuances of securities by the Company; an interest coverage ratio of at least 2:1; and a current ratio at the end of any fiscal quarter of at least 1.1:1. Interest on the 9% Convertible Debentures is paid by the Company on a monthly basis. Monthly principal payments of approximately $20,000 are required to be made by the Company beginning in July 1998 through July 2002. Management believes that the fulfillment of the Company's plans and objectives will enable the Company to attain a sufficient level of profitability to be in compliance with the financial ratios or alternatively, that the Company will be able to obtain an extension or renewal of the waivers; however, there can be no assurance that the Company will attain any such profitability, be in compliance with the financial ratios upon the expiration of the waivers or be able to obtain an extension or renewal of the waivers. Any acceleration under the 9% Convertible Debentures prior to their maturity on July 1, 2002 could have a material adverse effect upon the Company.
          As of February 1998, the Company issued warrants to Renaissance and Wells Fargo, the holders of the Company's 9% Convertible Debentures, representing the right to purchase 25,000 and 7,143 shares of the Company's Common Stock, respectively, at an exercise price of $1.00 per share. Each warrant became exercisable upon issuance and expires on July 1, 2002. The warrants were issued to Renaissance and Wells Fargo in consideration for the waiver by such parties, through June 30, 1999, of a financial covenant that the Company is subject to so long as the 9% Convertible Debentures remain outstanding.

3.   Litigation

         In February 1998, the Court reversed its prior grant of summary judgment on one of the seven counts in the Gossett litigation and reinstated Mr. Gossett's claim that the defendants breached fiduciary duties to him. The Court also set the matter for trial beginning October 5, 1998. The Court's ruling merely preserves Mr. Gossett's claim for trial and does not adjudicate the merits of the claim. The Company believes that the claim is without merit and will continue to vigorously defend the lawsuit.
         In July 1998, the Company settled the litigation with Chris Ivey and his company, Shelby and Associates. The settlement included the release of all claims and the dismissal of his lawsuit.

4.   New Accounting Pronouncements

         In July 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and for Hedging Activities", which is effective for years beginning after June 15, 1999. The Standard requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. Upon adoption in the first quarter of 2000, the Company expects there will be no impact on its financial condition or results of operations.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations

         Quarter ended June 30, 1998 compared to the quarter ended June 30, 1997

         Net sales for the three months ended June 30, 1998 were $3,264,000, down $1,115,000 or 25%, from $4,379,000 for the three months ended June 30, 1997. The sale of the Company's Texas distribution business contributed approximately $507,000 to the sales decline, consisting of $429,000 in sales of products manufactured by others and $78,000 in sales of Poore Brothers manufactured potato chips. An additional $166,000 decrease occurred in sales of products manufactured by others due to the elimination of several unprofitable product lines during the second quarter of 1997. Poore Brothers manufactured potato chip sales for the second quarter of 1998 were $2,603,000, down $441,000, or 14%, from $3,044,000 (excluding
     Texas) for the second quarter of 1997. This decrease was driven principally by lower volume as a result of the Company's discontinuance of unprofitable promotion programs with certain customers and the shutdown of the Company's Tennessee manufacturing facility in the third quarter of 1997.

         Gross profit for the three months ended June 30, 1998, was $824,000, or 25% of net sales, as compared to $513,000, or 12% of net sales, for the three months ended June 30, 1997. The $311,000 increase in gross profit, or 61%, occurred despite 25% lower sales as a result of the restructuring actions implemented in 1997, benefits from negotiated raw material cost savings and a continuing improvement in manufacturing and operating efficiencies from the new Goodyear, Arizona facility.

         Selling, general and administrative expenses decreased to $847,000 for the three months ended June 30, 1998 from $881,000 for the same period in 1997. This represented a $34,000 decrease, or 4%, compared to the second quarter of 1997. An 80% increase in marketing spending was offset by decreases in other selling, general and administrative expenses. In June 1997, the Company recorded a $150,000 charge related to severance, equipment write-downs and lease termination costs in connection with the sale of the Texas distribution business.

         Net interest expense increased to $126,000 for the quarter ended June 30, 1998 from $53,000 for the quarter ended June 30, 1997. This increase was due primarily to interest expense related to the permanent financing on the new manufacturing facility and production equipment, and a decrease in interest income generated from investment of the remaining proceeds of the initial public offering.

         The Company's net losses for the quarters ended June 30, 1998 and June 30, 1997 were $149,000 and $571,000, respectively. The reduction in net loss was attributable primarily to the increased gross profit.

         Six months ended June 30, 1998 compared to the six months ended June 30, 1997

         Net sales for the six months ended June 30, 1998 were $6,461,000, down $2,864,000 or 31%, from $9,325,000 for the six months ended June 30, 1997.
     The sale of the Texas distribution business in June 1997 contributed approximately $1,452,000 to the sales decline, consisting of $1,213,000 in sales of products manufactured by others and $239,000 in sales of Poore Brothers manufactured potato chips. An additional $741,000 decrease occurred in sales of products manufactured by others due to the elimination of several unprofitable product lines during the second quarter of 1997. Poore Brothers manufactured potato chip sales for the six months of 1998 were $5,234,000, down $671,000, or 11%, from $5,904,000 (excluding Texas)
     for the six months of 1997. This decrease was driven principally by lower volume as a result of the Company's discontinuance of unprofitable promotion programs with certain customers and the shutdown of the Tennessee manufacturing facility in the third quarter of 1997.

         Gross profit for the six months ended June 30, 1998, was $1,648,000, or 26% of net sales, as compared to $1,197,000, or 13% of net sales, for the six months ended June 30, 1997. The $451,000 increase in gross profit, or 38%, occurred despite 31% lower sales as a result of the restructuring actions implemented in 1997, benefits from negotiated raw material cost savings and a continuing improvement in manufacturing and operating efficiencies from the Company's new Goodyear, Arizona facility.

         Selling, general and administrative expenses decreased to $1,783,000 for the six months ended June 30, 1998 from $2,005,000 for the six months ended June 30, 1997. This represented a $222,000 decrease, or 11%, compared to the same period in 1997. A 47% increase in marketing spending was offset by decreases in other selling, general and administrative expenses. In June 1997 the Company recorded a $150,000 charge related to severance, equipment write-downs and lease termination costs in connection with the sale of the Company's Texas distribution business.

         Net interest expense increased to $249,000 for the six months ended June 30, 1998 from $91,000 for the same period in 1997. This increase was due primarily to interest expense related to the permanent financing on the new manufacturing facility and production equipment, and a decrease in interest income generated from investment of the remaining proceeds of the initial public offering.

         The Company's net losses for the six months ended June 30, 1998 and June 30, 1997 were $384,000 and $1,049,000, respectively. The reduction in net loss was attributable primarily to the increased gross profit and lower selling, general and administrative expenses, offset by higher net interest expense.

Liquidity and Capital Resources

         Net working capital was $1,199,000 at June 30, 1998, with a current ratio of 1.6:1. At December 31, 1997, net working capital was $1,424,000 with a current ratio of 1.6:1. The $225,000 decrease in working capital was primarily attributable to the Company's use of cash for operating activities.

         The Company's $1.0 million working capital line of credit was renewed as of May 31, 1998 for a six-month period. At June 30, 1998, the Company had over $1.0 million of eligible receivables. The balance outstanding was $355,565 and $586,097 at June 30, 1998 and December 31, 1997, respectively.

         At June 30, 1998, the Company had outstanding 9% Convertible Debentures due July 1, 2002 (the "9% Convertible Debentures") in the principal amount of $2,299,591. The Company was not in compliance with a required interest coverage ratio of 2:1 (actual of -1.8:1). However, the holders of the 9% Convertible Debentures have granted the Company a waiver effective through June 30, 1999 in consideration for the issuance by the Company to such parties of warrants to purchase shares of the Company's Common Stock. See "Part II, Item 2. Changes in Securities and Use of Proceeds." After that time, the Company will be required to be in compliance with the following financial ratios, so long as the 9% Convertible Debentures remain outstanding: working capital of at least $1,000,000; minimum shareholders' equity (net worth) that will be calculated based upon the earnings of the Company and the consideration received by the Company from issuances of securities by the Company; an interest coverage ratio of at least 2:1; and a current ratio at the end of any fiscal quarter of at least 1.1:1.
     Interest on the 9% Convertible Debentures is paid by the Company on a monthly basis. Monthly principal payments of approximately $20,000 are required to be made by the Company beginning in July 1998 through July 2002. Management believes that the fulfillment of the Company's plans and objectives will enable the Company to attain a sufficient level of profitability to be in compliance with the financial ratios or alternatively, that the Company will be able to obtain an extension or renewal of the waivers; however, there can be no assurance that the Company will attain any such profitability, be in compliance with the financial ratios upon the expiration of the waivers or be able to obtain an extension or renewal of the waivers. Any acceleration under the 9% Convertible Debentures prior to their maturity on July 1, 2002 could have a material adverse effect upon the Company.

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

         Management believes that current working capital, together with available line of credit borrowings, and anticipated cash flows from operations, will be sufficient to finance the operations of the Company for at least the next twelve months. This belief is based on current operating plans and certain assumptions, including those relating to the Company's future sales levels and expenditures, industry and general economic conditions and other conditions. If any of these plans, assumptions or factors change, or if the Company pursues strategic acquisitions, the Company may require future debt or equity financing to meet its capital requirements. There can be no assurance that such financing will be available or, if available, on terms attractive to the Company.

Year 2000 Compliance

         The Company believes that it has no material risk in connection with the potential impact of the year 2000 on the processing of date sensitive information by the Company's computerized information systems. In addition, any problems the Company's suppliers and customers may have related to this issue are not expected to materially adversely affect the Company. The Company has not, to date, incurred material costs in connection with the year 2000 issue and is not expected to incur any material costs in connection with the year 2000 issue in the future.

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

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

         In June 1996, a lawsuit was commenced in an Arizona state court against two directors of the Company, Mark S. Howells and Jeffrey J. Puglisi, and Poore Brothers Southeast, Inc. ("PB Southeast") which alleged, among other things, that James Gossett had an oral agreement with Mr. Howells to receive a 49% ownership interest in PB Southeast, that Messrs. Howells and Puglisi breached fiduciary duties and other obligations to Mr. Gossett and that he was entitled to exchange such alleged stock interest for shares in the Company. Another plaintiff, PB Pacific Distributing, Inc., further alleged that Messrs. Howells and Puglisi failed to honor the terms of an alleged distribution agreement between it and PB Foods. In July 1997, summary judgment was granted in favor of all defendants on all counts of the lawsuit. In February 1998, the Court reversed its prior grant of summary judgment on one of the seven counts and reinstated Mr. Gossett's claim that Messrs. Howells and Puglisi breached fiduciary duties to him. The Court also set the matter for trial beginning October 5, 1998. The Court's recent ruling merely preserves Mr. Gossett's claim for trial and does not adjudicate the merits of the claim. The Company believes that the claim is without merit and will continue to vigorously defend the lawsuit.
         In July 1998, the Company settled the litigation with Chris Ivey and his company, Shelby and Associates. The settlement included the release of all claims.and the dismissal of his lawsuit.


Item 2.  Changes in Securities and Use of Proceeds

         As of February 1998, the Company issued warrants to Renaissance and Wells Fargo, the holders of the Company's 9% Convertible Debentures, representing the right to purchase 25,000 and 7,143 shares of the Company's Common Stock, respectively, at an exercise price of $1.00 per share. Each warrant became exercisable upon issuance and expires on July 1, 2002. The warrants were issued to Renaissance and Wells Fargo in consideration for the waiver by such parties, through June 30, 1999, of a financial covenant that the Company is subject to so long as the 9% Convertible Debentures remain outstanding. See "Item 3. Defaults Upon Senior Securities." The issuance of the warrants was exempt from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"), pursuant to
     Section 4(2) of the Securities Act.

Item 3.  Defaults Upon Senior Securities

         At June 30, 1998, the Company had outstanding 9% Convertible Debentures due July 1, 2002 (the "9% Convertible Debentures") in the principal amount of $2,299,591. The Company was not in compliance with a required interest coverage ratio of 2:1 (actual of -1.8:1). However, the holders of the 9% Convertible Debentures have granted the Company a waiver effective through June 30, 1999 in consideration for the issuance by the Compnany to such parties of warrants to purchase shares of the Company's Common Stock. See "Item 2. Changes in Securities and Use of Proceeds." After that time, the Company will be required to be in compliance with the following financial ratios, so long as the 9% Convertible Debentures remain outstanding: working capital of at least $1,000,000; minimum shareholders' equity (net worth) that will be calculated based upon the earnings of the Company and the consideration received by the Company from issuances of securities by the Company; an interest coverage ratio of at least 2:1; and a current ratio at the end of any fiscal quarter of at least 1.1:1. Interest on the 9% Convertible Debentures is paid by the Company on a monthly basis. Monthly principal payments of approximately $20,000 are required to be made by the Company beginning in July 1998 through July 2002. Management believes that the fulfillment of the Company's plans and objectives will enable the Company to attain a sufficient level of profitability to be in compliance with the financial ratios or alternatively, that the Company will be able to obtain an extension or renewal of the waivers; however, there can be no assurance that the Company will attain any such profitability, be in compliance with the financial ratios upon the expiration of the waivers or be able to obtain an extension or renewal of the waivers. Any acceleration under the 9% Convertible Debentures prior to their maturity on July 1, 2002 could have a material adverse effect upon the Company.

Item 4.  Submission of Matters to a Vote of Security Holders

         (a) The annual Meeting of Stockholders of the Company (the "Meeting") was held on May 14, 1998.
         (b) Proxies for the Meeting were solicited pursuant to Regulation 14A under the Exchange Act. There was no solicitation in opposition to the management's nominees as listed in the proxy statement and all of such nominees were elected.
         (c) At the Meeting, the Company's stockholders voted upon the election of five directors of the Company. Management's nominees were Messrs. Mark S. Howells, Eric J. Kufel, Jeffrey
                  J. Puglisi, Robert C. Pearson and Aaron M. Shenkman. There were no other nominees. The following are the respective numbers of votes cast "for" and "withheld" with respect to each nominee. There were no votes cast against or broker non-votes with respect to any nominee.

                    Name of  Nominee     Votes Cast For    Votes Withheld
                    -------  -------     --------------    --------------

                    Mark  S. Howells       6,150,193          148,140
                    Eric J. Kufel          6,167,935          130,398
                    Jeffrey J. Puglisi     6,167,735          130,598
                    Robert C. Pearson      6,167,935          130,398
                    Aaron M. Shenkman      6,167,935          130,398

                  There were no other matters voted upon at the Meeting.

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits:

Exhibit
Number                                                 Description
10.80    Form of Warrant. *
27.1     Financial Data Schedule. *
*        Filed herewith.

         (b)     Current Reports on Form 8-K:

         None.

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                POORE BROTHERS, INC.

                                By /s/ Eric J. Kufel
                                   ---------------------------------------------
Dated:  August 14, 1998                     Eric J. Kufel
                                President and Chief Executive Officer
                                   (principal executive officer)


                                By: /s/  Thomas W. Freeze
                                   ---------------------------------------------
Dated:  August 14, 1998                      Thomas W. Freeze
                                    Vice President, Chief Financial Officer,
                                              Treasurer and Secretary
                                    (principal financial and accounting officer)

                                  EXHIBIT INDEX


Exhibit
Number                                        Description

10.80    Form of Warrant
27.1     Financial Data Schedule.
                                       14