Form 10-Q
period 1998-09-30
POORE BROTHERS INC
filed 1998-11-16
CIK 944508

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[ X ] Quarterly Report under Section 13 or 15(d) of the Securities  Exchange
      Act of 1934 For the quarterly period ended September 30, 1998

                                       OR

[   ] Transition  Report under Section 13 or 15(d) of the Securities  Exchange
      Act of 1934 For the transition period from _______ to _______


                         Commission File Number 1-14556


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



Check  whether the  Registrant:  (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                                 Yes [X]  No [ ]



As of September 30, 1998, the number of issued and outstanding shares of common stock of the Registrant was 7,126,657.


Transitional Small Business Disclosure Format (check one):       Yes [ ]  No [X]

                                TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         Consolidated Balance Sheets as of September 30, 1998
          and December 31, 1997..............................................  3

         Consolidated Statements of Operations for the three
           and nine months ended September 30,1998 and 1997..................  4
         Consolidated Statements of Cash Flows for the
           nine months ended September 30, 1998 and 1997.....................  5
         Notes to Financial Statements.......................................  6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
         OPERATIONS AND FINANCIAL CONDITION..................................  8

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS................................................... 12
ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS........................... 12
ITEM 3.  DEFAULTS UPON SENIOR SECURITIES..................................... 13
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................. 13
ITEM 5.  OTHER INFORMATION................................................... 13
ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.................................... 14

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                      POORE BROTHERS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                  SEPTEMBER 30,     DECEMBER 31,
                                                     1998              1997
                                                     ----              ----
                                    ASSETS        (unaudited)
Current assets:
 Cash and cash equivalents ..................        $655,944      $1,622,751
 Accounts receivable, net of allowance
   of $177,000 in 1998 and $174,000 in 1997 .       1,236,659       1,528,318
 Note receivable ............................              --          78,414
 Inventories ................................         440,790         473,025
 Other current assets .......................         259,907         175,274
                                                 ------------    ------------
   Total current assets .....................       2,593,300       3,877,782

Property and equipment, net .................       6,262,939       6,602,435
Intangible assets, net ......................       2,162,483       2,294,324
Other assets ................................         107,399         100,673
                                                 ------------    ------------

   Total assets .............................     $11,126,121     $12,875,214
                                                 ============    ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Accounts payable ...........................        $507,621        $824,129
 Accrued liabilities ........................         499,573         502,793
 Current portion of long-term debt ..........         535,894       1,127,217
                                                 ------------    ------------
   Total current liabilities ................       1,543,088       2,454,139

Long-term debt, less current portion ........       4,826,291       5,017,724
                                                 ------------    ------------
   Total liabilities ........................       6,369,379       7,471,863
                                                 ------------    ------------
Shareholders' equity:
 Preferred stock, $100 par value; 50,000
   shares authorized; None issued and
   outstanding in 1998 and 1997 .............              --              --
 Common stock, $.01 par value; 15,000,000
   shares authorized; 7,126,657 and 7,051,657
   shares issued and outstanding in 1998
   and 1997, respectively ...................          71,267          70,516
 Additional paid-in capital .................      10,875,134      10,794,768
 Accumulated deficit ........................      (6,189,659)     (5,461,933)
                                                 ------------    ------------
   Total shareholders' equity ...............       4,756,742       5,403,351
                                                 ------------    ------------
   Total liabilities and
     shareholders' equity ...................     $11,126,121     $12,875,214
                                                 ============    ============

   The accompanying notes are an integral part of these financial statements.

                      POORE BROTHERS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                           THREE MONTHS ENDED            NINE MONTHS ENDED
                                              SEPTEMBER 30,                 SEPTEMBER 30,
                                       --------------------------    ---------------------------
                                          1998           1997            1998           1997
                                          ----           ----            ----           ----
                                      (unaudited)     (unaudited)     (unaudited)     (unaudited)
Net sales .........................    $3,014,738     $3,334,303     $9,475,956     $12,658,902

Cost of sales .....................     2,295,323      3,011,936      7,108,610      11,139,582
                                      -----------    -----------    -----------    ------------

   Gross profit ...................       719,415        322,367      2,367,347       1,519,320

Selling, general and administrative
expenses ..........................       941,036      1,009,093      2,724,126       3,020,292

Closing of Tennessee manufacturing
operation .........................            --        470,021             --         470,021

Sale of Texas distribution business            --             --             --         150,000
                                      -----------    -----------    -----------    ------------

   Operating loss .................      (221,621)    (1,156,747)      (356,779)     (2,120,993)
                                      -----------    -----------    -----------    ------------

Interest income ...................        12,602         29,266         37,724         109,725

Interest expense ..................      (134,340)      (141,660)      (408,669)       (307,053)
                                      -----------    -----------    -----------    ------------

    Net interest expense ..........      (121,738)      (112,394)      (370,945)       (197,328)
                                      -----------    -----------    -----------    ------------

    Net loss ......................     $(343,359)   $(1,269,141)     $(727,724)    $(2,318,321)
                                      ===========    ===========    ===========    ============

Net loss per common share:
  Basic ...........................        $(0.05)        $(0.18)        $(0.10)         $(0.33)
                                      ===========    ===========    ===========    ============
  Diluted .........................        $(0.05)        $(0.18)        $(0.10)         $(0.33)
                                      ===========    ===========    ===========    ============
Weighted average number of
 common shares:
  Basic ...........................     7,126,657      7,051,657      7,104,335       7,007,091
                                      ===========    ===========    ===========    ============
  Diluted .........................     7,126,657      7,051,657      7,104,335       7,007,091
                                      ===========    ===========    ===========    ============

   The accompanying notes are an integral part of these financial statements.

                      POORE BROTHERS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                               NINE MONTHS ENDED SEPTEMBER 30,
                                                               ------------------------------
                                                                   1998               1997
                                                                   ----               ----
                                                               (unaudited)        (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss .................................................     $(727,724)   $(2,318,321)
 Adjustments to reconcile net loss to net
 cash provided by (used in) operating activities:
   Depreciation ...........................................       434,244        249,707
   Amortization ...........................................       150,115        131,841
   Bad debt expense .......................................        68,000         61,000
    Loss on disposition of business .......................            --        428,000
 Change in operating assets and liabilities:
   Accounts receivable ....................................       223,659        (31,572)
   Inventories ............................................        32,235        187,761
   Other assets and liabilities ...........................      (109,634)       (88,873)
   Accounts payable and accrued liabilities ...............      (319,728)      (748,655)
                                                              -----------    -----------
      Net cash provided by (used in) operating
       activities .........................................      (170,418)    (2,065,968)
                                                              -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds on disposal of property ........................        27,268        770,559
  Sale of Texas distribution business .....................            --         78,414
  Purchase of short term investments ......................            --     (1,022,439)
  Purchase of property and equipment ......................      (122,016)    (2,789,287)
                                                              -----------    -----------
      Net cash (used in) investing activities .............       (94,748)    (2,962,753)
                                                              -----------    -----------
CASH FLOWS FROM FINANCING
ACTIVITIES:
  Proceeds from issuance of common stock ..................        81,116      1,253,431
  Net decrease in restricted certificate
   of deposit .............................................            --      1,250,000
  Stock issuance costs ....................................            --       (157,575)
  Proceeds from issuance of long-term debt ................            --      1,734,627
  Payments made on long-term debt .........................      (436,925)    (2,069,812)
  Net increase (decrease) in working
   capital line of credit .................................      (345,832)       351,607
                                                              -----------    -----------
      Net cash (used in) provided by
       financing activities ...............................      (701,640)     2,362,278
                                                              -----------    -----------
Net (decrease) in cash and cash equivalents ...............      (966,806)    (2,666,443)
Cash and cash equivalents at beginning of period ..........     1,622,751      3,603,850
                                                              -----------    -----------
Cash and cash equivalents at end of period ................      $655,944       $937,407
                                                              ===========    ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
 Summary of non cash investing and financing activities:
  Construction loan for new facility ......................   $        --       $998,746
  Capital lease obligation incurred - equipment acquisition            --         70,859
  Mortgage impounds for interest, taxes and insurance .....            --         35,990
  Note received for sale of Texas distribution business ...            --         78,414
 Cash paid during the nine months for interest,
   net of amounts capitalized .............................       397,370        330,223

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

     BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of Poore Brothers, Inc. and all of its controlled subsidiaries. In all situations, the Company owns from 99% to 100% of the voting interests of the controlled subsidiaries. All significant intercompany amounts and transactions have been eliminated. The financial statements have been prepared in accordance with the instructions for Form 10-QSB and, therefore, do not include all the information and footnotes required by generally accepted accounting principles. In the opinion of management, the consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary in order to make the consolidated financial statements not misleading. A description of the Company's accounting policies and other financial information is included in the audited financial statements filed with the Form 10-KSB for the fiscal year ended December 31, 1997. The results of operations for the nine months ended September 30, 1998 are not necessarily indicative of the results expected for the full year.

     LOSS PER SHARE

     During 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") 128, "Earnings Per Share". Pursuant to SFAS 128, basic earnings per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Exercises of outstanding stock options and conversion of convertible debentures were not assumed to be exercised for purposes of calculating diluted earnings per share for the three and nine months ended September 30, 1998 and 1997, as their effect was anti-dilutive.

                                                 Three months ended             Nine months ended
                                                    September 30,                 September 30,
                                             --------------------------------------------------------
                                                 1998           1997           1998           1997
                                             -----------    -----------    -----------    -----------
     Basic loss per share:
     Loss available to common shareholders   $  (343,359)   $(1,269,141)   $  (727,724)   $(2,318,321)
     Weighted average common shares            7,126,657      7,051,657      7,104,335      7,007,791
                                             -----------    -----------    -----------    -----------
            Loss per share-basic             $     (0.05)   $     (0.18)   $     (0.10)   $     (0.33)
                                             ===========    ===========    ===========    ===========
     Diluted loss per share:
     Loss available to common shareholders   $  (343,359)   $(1,269,141)   $  (727,724)   $(2,318,321)
     Weighted average common shares            7,126,657      7,051,657      7,104,335      7,007,791
     Common stock equivalents                       --             --             --             --
                                             -----------    -----------    -----------    -----------
          Loss per share-diluted             $     (0.05)   $     (0.18)   $     (0.10)   $     (0.33)
                                             ===========    ===========    ===========    ===========

2.   DEBT

     The Company's $1.0 million working capital line of credit from First Community Financial Corporation (the "First Community Line of Credit") was renewed as of May 31, 1998 for a six-month period. At September 30, 1998, the Company had over $1.0 million of eligible receivables. The balance outstanding was $240,265 and $586,097 at September 30, 1998 and December 31, 1997,
respectively.

     On November 4, 1998, the Company signed a new $2.5 million Credit Agreement with Norwest Business Credit, Inc. ("Norwest") which includes a $2.0 million working capital line of credit (the "Norwest Line of Credit") and a $0.5 million term loan (the "Norwest Term Loan"). Borrowings under the Norwest Credit Agreement were used to pay off the First Community Line of Credit and to finance a portion of the consideration paid by the Company in connection with the Tejas Snacks acquisition (see Note 4), and will also be used for general working capital needs. The Norwest Line of Credit bears interest at an annual rate of prime plus 1.5% and matures in November 2001 while the Norwest Term Loan bears interest at an annual rate of prime plus 3% and requires monthly principal payments of approximately $28,000, plus interest, until maturity on May 1, 2000. The Norwest Credit Agreement is secured by receivables, inventories, equipment and general intangibles. Borrowings under the line of credit are based on 85% of eligible receivables and 60% of eligible inventories. As of November 4, 1998, the Company was eligible to borrow approximately $1,000,000 under the Norwest Line of Credit and $0.5 million under the Norwest Term Loan. The Norwest Credit Agreement requires the Company to be in compliance with certain financial performance criteria, including minimum debt service coverage ratio, minimum quarterly net income/maximum net loss, minimum annual net income/maximum net loss, minimum quarterly increase in book net worth, and minimum annual increase/maximum decrease in book net worth. Management believes that the fulfillment of the Company's plans and objectives will enable the Company to attain a sufficient level of profitability to be in compliance with these financial performance criteria; however, there can be no assurance that the Company will attain any such profitability or be in compliance. Any acceleration under the Norwest Credit Agreement prior to the scheduled maturity of the Norwest Line of Credit or the Norwest Term Loan could have a material adverse effect upon the Company.

     At September 30, 1998, the Company had outstanding 9% Convertible Debentures due July 1, 2002 (the "9% Convertible Debentures") in the principal amount of $2,219,000. The Company was not in compliance with a required interest coverage ratio of 2:1 (actual of -1.2:1). Such non-compliance has not, to date, resulted in an event of default because the holders of the 9% Convertible Debentures have granted the Company a waiver effective through June 30, 1999. After that time, the Company will be required to be in compliance with the following financial ratios, so long as the 9% Convertible Debentures remain outstanding: working capital of at least $500,000; minimum shareholders' equity (net worth) of $4.5 million; an interest coverage ratio of at least 1:1; and a current ratio at the end of any fiscal quarter of at least 1.1:1. Interest on the 9% Convertible Debentures is paid by the Company on a monthly basis. Monthly principal payments of approximately $20,000 are required to be made by the Company through July 2002. For the period November 1, 1998 through October 31, 1999, Renaissance Capital (the holder of $1,718,000 of 9% Convertible Debentures) has agreed to waive all mandatory principal redemption payments and to accept stock in lieu of cash interest payments. Management believes that the fulfillment of the Company's plans and objectives will enable the Company to attain a sufficient level of profitability to be in compliance with the financial ratios; however, there can be no assurance that the Company will attain any such profitability or be in compliance with the financial ratios upon the expiration of the waivers. Any acceleration under the 9% Convertible Debentures prior to their maturity on July 1, 2002 could have a material adverse effect upon the Company.

3.   LITIGATION

     On October 22, 1998, a jury rendered a verdict, but no judgement has been entered by the Court, against the defendants, Mark S. Howells and Jeffrey J. Puglisi (directors of the Company and PB Southeast), and awarded the plantiff Gossett $90,000. The jury also rendered a verdict, but no judgement has been entered by the Court, against Gossett and awarded Poore Brothers Southeast $2,000. As of this date, the defendants have requested the Court to award them attorneys' fees arising from additional plantiff's claims that were dismissed earlier in the litigation. The parties have agreed to suspend all further action and litigation until November 30, 1998 so that the parties may attempt to settle the case.

     In July 1998, the Company settled the litigation with Chris Ivey and his company, Shelby and Associates. The settlement included the release of all claims and the dismissal of his lawsuit.

4.   ACQUISITION OF ASSETS OF TEJAS SNACKS

     On November 4, 1998, the Company signed a definitive purchase agreement to acquire the business and certain assets of Tejas Snacks, L.P., a Texas-based potato chip manufacturer. The assets, which were acquired through a newly-formed wholly-owned subsidiary of the Company, Tejas PB Distributing, Inc., included the Bob's Texas StyleTM Potato Chips brand, inventories and certain capital equipment. In exchange for these assets, the Company issued 523,077 unregistered shares of Common Stock and paid approximately $1.2 million in cash. The Company utilized available cash as well as funds available pursuant to the Norwest Line of Credit and the Norwest Term Loan to satisfy the cash portion of the consideration. Tejas Snacks had sales of approximately $2.8 million for the nine months ended September 30, 1998. The Company has transferred production of the Bob's brand to its Goodyear, Arizona facility. The acquisition will be accounted for using the purchase method of accounting.

5.   NEW ACCOUNTING PRONOUNCEMENTS

     In July 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and for Hedging Activities", which is effective for years beginning after June 15, 1999. The SFAS requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. Upon adoption in the first quarter of 2000, the Company expects there will be no impact on its financial condition or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

     QUARTER ENDED SEPTEMBER 30, 1998 COMPARED TO THE QUARTER ENDED SEPTEMBER 30, 1997

     Net sales for the three months ended September 30, 1998 were $3,015,000 down $319,000 or 10%, from $3,334,000 for the three months ended September 30, 1997. Poore Brothers manufactured potato chip sales for the third quarter of 1998 were $2,309,000, down $365,000, or 14%, from $2,674,000. This decrease was primarily the result of the third quarter 1997 discontinuance of low-fat potato chips ($110,000) and the elimination of deep discount pricing and promotion programs.

     Gross profit for the three months ended September 30, 1998, was $719,000, or 24% of net sales, as compared to $322,000, or 10% of net sales, for the three months ended September 30, 1997. The $397,000 increase in gross profit, or 123%, occurred despite 10% lower sales. This improvement resulted from the Company's 1997 manufacturing consolidation, benefits from negotiated raw material cost savings and a continued improvement in manufacturing and operating efficiencies at the Goodyear, Arizona facility.

     Operating expenses decreased to $941,000 for the three months ended September 30, 1998 from $1,479,000 for the same period in 1997. The decrease of $538,000, or 36%, compared to the third quarter of 1997 was attributable primarily to a $470,000 charge recorded by the Company in September 1997 related to severance, equipment write-downs and lease termination costs in connection with the closing of the Tennessee manufacturing facility. Selling, general and administrative expenses for the three months ended September 30, 1998 decreased $68,000 to $941,000, from $1,009,000 during the same period in 1997. Decreases in administrative payroll costs, advertising and promotional spending, travel and entertainment and bad debt expense were offset by increases in professional services related to litigation and organizational changes.

     Net interest expense increased to $122,000 for the quarter ended September 30, 1998 from $112,000 for the quarter ended September 30, 1997. This was due primarily to a decrease in interest income generated from investment of the remaining proceeds of the initial public offering.

     The Company's net losses for the quarters ended September 30, 1998 and September 30, 1997 were $343,000 and $1,269,000, respectively. The reduction in net loss was attributable primarily to the increased gross profit and to the absence of any charges for closing the Tennessee manufacturing facility in 1997.

     NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1997

     Net sales for the nine months ended September 30, 1998 were $9,476,000, down $3,183,000, or 25%, from $12,659,000 for the nine months ended September 30, 1997. The sale of the Texas distribution business in June 1997 contributed approximately $1,452,000 to the sales decline, consisting of $1,213,000 in sales of products manufactured by others and $239,000 in sales of Poore Brothers manufactured potato chips. An additional $697,000 decrease occurred in sales of products manufactured by others due to the elimination of several unprofitable product lines during the second quarter of 1997. Poore Brothers manufactured potato chip sales for the nine months of 1998 were $7,543,000, down $1,035,000, or 12%, from $8,578,000 (excluding Texas) for the nine months of 1997. This decrease was driven principally by lower volume as a result of the Company's discontinuance of unprofitable promotion programs with certain customers and the shutdown of the Tennessee manufacturing facility in the third quarter of 1997.

     Gross profit for the nine months ended September 30, 1998, was $2,367,000, or 25% of net sales, as compared to $1,519,000, or 12% of net sales, for the nine months ended September 30, 1997. The $848,000 increase in gross profit, or 56%, occurred despite 25% lower sales. This increase is a result of the restructuring actions implemented in 1997, benefits from negotiated raw material cost savings and a continued improvement in manufacturing and operating efficiencies at the Company's Goodyear, Arizona facility.

     Operating expenses decreased to $2,724,000 for the nine months ended September 30, 1998 from $3,640,000 for the same period in 1997. This represented a $916,000 decrease, or 25%, compared to the same period in 1997. The decrease was primarily attributable: to a $150,000 charge recorded by the Company in June 1997 related to severance, equipment write-downs and lease termination costs in connection with the sale of the Company's Texas distribution business; a $470,000 charge recorded by the Company in September 1997 in connection with the closure of the Tennessee manufacturing facility; and a decrease in selling, general and administrative expenses. Selling, general and administrative expenses decreased $296,000, or 10%, to $2,724,000 for the nine month period ended September 30, 1998 from $3,020,292 for the same period in 1997. A 25% increase in advertising and promotional spending offset a 25% decrease in payroll costs. In addition, higher professional service costs in 1998 were offset by lower sales-related expenses, office expenses and occupancy costs.

     Net interest expense increased to $371,000 for the nine months ended September 30, 1998 from $197,000 for the same period in 1997. This increase was due primarily to interest expense related to the permanent financing on the Company's Arizona manufacturing facility and production equipment, and a decrease in interest income generated from investment of the remaining proceeds of the initial public offering.

     The Company's net losses for the nine months ended September 30, 1998 and September 30, 1997 were $728,000 and $2,318,000, respectively. The reduction in net loss was attributable primarily to the increased gross profit and lower operating expenses, offset by higher net interest expense.

LIQUIDITY AND CAPITAL RESOURCES

     Net working capital was $1,050,000 at September 30, 1998, with a current ratio of 1.7:1. At December 31, 1997, net working capital was $1,424,000 with a current ratio of 1.6:1. The $374,000 decrease in working capital was primarily attributable to the Company's use of cash for operating activities and payments on long term debt.

     The Company's $1.0 million working capital line of credit from First Community Financial Corporation (the "First Community Line of Credit") was renewed as of May 31, 1998 for a six-month period. At September 30, 1998, the Company had over $1.0 million of eligible receivables. The balance outstanding was $240,265 and $586,097 at September 30, 1998 and December 31, 1997,
respectively.

     On November 4, 1998, the Company signed a new $2.5 million Credit Agreement with Norwest Business Credit, Inc. ("Norwest") which includes a $2.0 million working capital line of credit (the "Norwest Line of Credit") and a $0.5 million term loan (the "Norwest Term Loan"). Borrowings under the Norwest Credit Agreement were used to pay off the First Community Line of Credit and to finance a portion of the consideration paid by the Company in connection with the Tejas Snacks acquisition (see Part II, Item 5), and will also be used for general working capital needs. The Norwest Line of Credit bears interest at an annual rate of prime plus 1.5% and matures in November 2001 while the Norwest Term Loan bears interest at an annual rate of prime plus 3% and requires monthly principal payments of approximately $28,000, plus interest, until maturity on May 1, 2000. The Norwest Credit Agreement is secured by receivables, inventories, equipment and general intangibles. Borrowings under the line of credit are based on 85% of eligible receivables and 60% of eligible inventories. As of November 4, 1998, the Company was eligible to borrow approximately $1,000,000 of the working capital line of credit and $0.5 million under the Norwest Term Loan. The Norwest Credit Agreement requires the Company to be in compliance with certain financial performance criteria, including: minimum debt service coverage ratio; minimum quarterly net income/maximum net loss; minimum annual net income/maximum net loss; minimum quarterly increase in book net worth; and minimum annual increase/decrease in book net worth. Management believes that the fulfillment of the Company's plans and objectives will enable the Company to attain a sufficient level of profitability to be in compliance with these financial performance criteria; however, there can be no assurance that the Company will attain any such profitability or be in compliance. Any acceleration under the Norwest Credit Agreement prior to the scheduled maturity of the Norwest Line of Credit or the Norwest Term Loan could have a material adverse effect upon the Company. As of November 12, 1998, there was an outstanding balance of $709,000 on the Norwest Line of Credit and $500,000 on the Norwest Term Loan.

     At September 30, 1998, the Company had outstanding 9% Convertible Debentures due July 1, 2002 (the "9% Convertible Debentures") in the principal amount of $2,219,000. The Company was not in compliance with a required interest coverage ratio of 2:1 (actual of -1.2:1). Such non-compliance has not, to date, resulted in an event of default because the holders of the Debentures have granted the Company a waiver effective through June 30, 1999. After that time, the Company will be required to be in compliance with the following financial ratios, so long as the 9% Convertible Debentures remain outstanding: working capital of at least $500,000; minimum shareholders' equity (net worth) of $4.5 million; an interest coverage ratio of at least 1:1; and a current ratio at the end of any fiscal quarter of at least 1.1:1. Interest on the 9% Convertible Debentures is paid by the Company on a monthly basis. Monthly principal payments of approximately $20,000 are required to be made by the Company through July 2002. For the period November 1, 1998 through October 31, 1999, Renaissance Capital (the holder of $1,718,000 of 9% Convertible Debentures) has agreed to waive all mandatory principal redemption payments and to accept stock in lieu of cash interest payments. Management believes that the fulfillment of the Company's plans and objectives will enable the Company to attain a sufficient level of profitability to be in compliance with the financial ratios; however, there can be no assurance that the Company will attain any such profitability or be in compliance with the financial ratios upon the expiration of the waivers. Any acceleration under the 9% Convertible Debentures prior to their maturity on July 1, 2002 could have a material adverse effect upon the Company.

     As a result of the Company's strategy to expand the Company's operations through acquisitions and otherwise, as well as general competitive conditions in the snack food industry, the Company may incur additional operating losses in the future. Expenditures relating to marketing, territory expansion and new product development may adversely affect selling, general and administrative expenses in the future and, consequently, may adversely affect operating and net income. These types of expenditures are expensed for accounting purposes as incurred, while sales generated from the result of such expansion may benefit future periods.

     Management believes that current working capital, together with available line of credit borrowings, and anticipated cash flows from operations, will be sufficient to finance the operations of the Company for at least the next twelve months. This belief is based on current operating plans and certain assumptions, including those relating to the Company's future sales levels and expenditures, industry and general economic conditions and other conditions. If any of these plans, assumptions or factors change, or if the Company pursues additional strategic acquisitions, the Company may require future debt or equity financing to meet its capital requirements. There can be no assurance that such financing will be available or, if available, on terms attractive to the Company.

     YEAR 2000 COMPLIANCE

     The Year 2000 issue is the result of computer programs being written using two digits rather than four to identify the applicable year. For example, computer programs that utilize date-sensitive information may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system failures or miscalculations.

     The Company processes much of its data using licensed computer programs from third parties, including its accounting software. Such third parties have advised the Company that they have made all necessary programming changes to such computer programs to address the Year 2000 issue. The Company tested its systems for Year 2000 compliance during the first half of 1998 and discovered that certain database information utilized by the Company for purposes of order entry, billing and accounts receivables is not Year 2000 compliant, although the underlying database software is Year 2000 compliant. The Company intends to implement corrective measures with respect to such database information on or prior to the first quarter of 1999. The Company does not expect to incur significant expenses in connection with such corrective measures. In addition, the Company believes that, notwithstanding the foregoing, it has no material internal risk in connection with the potential impact of the Year 2000 issue on the processing of date sensitive information by the Company's computerized information systems.

     The Company is in the process of determining the effect of the Year 2000 issue on its vendors' and customers' systems. There can be no assurance that the systems of such third parties will be Year 2000 compliant on a timely basis, or that the Company's results of operations will not be adversely affected by the failure of systems operated by third parties to properly operate in the Year 2000.

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

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     On October 22, 1998, a jury rendered a verdict, but no judgement has been entered by the Court, against the defendants, Mark S. Howells and Jeffrey J. Puglisi (directors of the Company and PB Southeast), and awarded the plantiff Gossett $90,000. The jury also rendered a verdict, but no judgement has been entered by the Court, against Gossett and awarded Poore Brothers Southeast $2,000. As of this date, the defendants have requested the Court to award them attorneys' fees arising from additional plantiff's claims that were dismissed earlier in the litigation. The parties have agreed to suspend all further action and litigation until November 30, 1998 so that the parties may attempt to settle the case. Reference is made to "PART II, ITEM 1. LEGAL PROCEEDINGS" of the Company's Quarterly Report on Form 10-QSB for the three-month period ended March 31, 1998 (which was filed with the Commission on May 14, 1998).

     In July 1998, the Company settled the litigation with Chris Ivey and his company, Shelby and Associates. The settlement included the release of all claims and the dismissal of his lawsuit

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     On November 4, 1998, pursuant to the terms of the Norwest Credit Agreement, the Company issued to Norwest a Warrant (the "Norwest Warrant") to purchase 50,000 shares of Common Stock for an exercise price of $0.93375 per share. The Norwest Warrant is exercisable until November 3, 2003, the date of termination of the Norwest Warrant, and provides the holder thereof certain demand and piggyback registration rights. The issuance of the Warrant was made in reliance upon the exemption from registration under the Securities Act of 1933, as amended (the "Securities Act"), set forth in Section 4(2) as it did not involve a public offering.

     On November 12, 1998, the Company issued 523,077 unregistered shares of Common Stock in connection with the acquisition by the Company of the business and certain assets of Tejas Snacks, L.P. The shares were issued in lieu of cash in satisfaction of $450,000 of the total $1.6 million purchase price. These issuances were made in reliance upon the exemption from registration under the Securities Act set forth in Section 4(2) as they did not involve a public offering.

     The Company has agreed to issue 183,263 unregistered shares of Common Stock to Renaissance Capital in consideration for its waiver of all mandatory principal redemption payments due under the 9% Convertible Debentures held by Renaissance Capital for the period from November 1, 1998 through October 31, 1999. The issuance will be made in reliance upon the exemption from registration under the Securities Act set forth in Section 4(2) as it will not involve a public offering.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     At September 30, 1998, the Company had outstanding 9% Convertible Debenturesdue July 1, 2002 (the "9% Convertible Debentures") in the principal amount of $2,219,000. The Company was not in compliance with a required interest coverage ratio of 2:1 (actual of -1.2:1). Such non-compliance has not, to date, resulted in an event of default because the holders of the 9% Convertible Debentures have granted the Company a waiver effective through June 30, 1999. After that time, the Company will be required to be in compliance with the following financial ratios, so long as the 9% Convertible Debentures remain outstanding: working capital of at least $500,000; minimum shareholders' equity (net worth) of $4.5 million; an interest coverage ratio of at least 1:1; and a current ratio at the end of any fiscal quarter of at least 1.1:1. Interest on the 9% Convertible Debentures is paid by the Company on a monthly basis. Monthly principal payments of approximately $20,000 are required to be made by the Company through July 2002. For the period November 1, 1998 through October 31, 1999, however, Renaissance (the holder of $1,718,000 of 9% Convertible Debentures) has agreed to waive all mandatory principal redemption payments and to accept stock in lieu of cash interest payments. Management believes that the fulfillment of the Company's plans and objectives will enable the Company to attain a sufficient level of profitability to be in compliance with the financial ratios; however, there can be no assurance that the Company will attain any such profitability or be in compliance with the financial ratios upon the expiration of the waivers. Any acceleration under the 9% Convertible Debentures prior to their maturity on July 1, 2002 could have a material adverse effect upon the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5. OTHER INFORMATION

     On July 9, 1998, the Company filed a Registration Statement of Form S-3, Amendment No. 1, with the Commission in connection with the registration of 2,604,717 shares of Common Stock, including 300,000 shares issuable upon the exercise of the Warrant issued by the Company to Westminster Capital, Inc. in September 1996 and 2,109,717 shares issuable upon conversion of the 9% Convertible Debentures. The Registration Statement has not to date been declared effective by the Commission.

     On August 14, 1998, Scott D. Fullmer resigned as Vice President - Sales and Marketing of the Company. In connection with the acquisition of Tejas Snacks, Kevin M. Kohl and Thomas G. Bigham were made Vice Presidents of Tejas PB Distributing, Inc.

     On August 18, 1998, the Company entered into an agreement with Everen Securities, Inc. ("Everen") pursuant to which the Company retained Everen as financial advisor to assist the Company in its pursuit of strategic acquisitions. Everen is entitled to fees in connection with the Tejas Snacks acquisition and the Norwest financing pursuant to the agreement.

     On November 4, 1998, the Company signed a definitive purchase agreement to acquire the business and certain assets of Tejas Snacks, L.P., a Texas-based potato chip manufacturer. The assets, which were acquired through a newly-formed wholly-owned subsidiary of the Company, Tejas PB Distributing, Inc., included the Bob's Texas StyleTM Potato Chips brand, inventories and certain capital equipment. In exchange for these assets, the Company issued 523,077 unregistered shares of Common Stock and paid approximately $1.2 million in cash. The Company utilized available cash as well as funds available pursuant to the Norwest Line of Credit and the Norwest Term Loan to satisfy the cash portion of the consideration. Tejas Snacks had sales of approximately $2.8 million for the nine months ended September 30, 1998. The Company has transferred production of the Bob's brand to its Goodyear, Arizona facility. In connection with the acquisition, the Company entered into employment agreements with certain key personnel of Tejas.

         On November 4, 1998, the Company entered into the Norwest Credit Agreement with Norwest which provides the Company with a $2.0 million working capital line of credit and a $0.5 million term loan. See "PART I, ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION - LIQUIDITY AND CAPITAL RESOURCES."

         As of November 9, 1998, the closing bid price of the Company's Common Stock had remained below $1.00 per share for thirty consecutive trading days. As a result, the Company has received a notice from the NASDAQ Stock Market, Inc. ("NASDAQ") that the Company was not in compliance with the closing bid price requirements for the continued listing of the Common Stock on the NASDAQ SmallCap Market and that such Common Stock would be delisted after February 15, 1999 if the closing bid price is not equal to or greater than $1.00 per share for a period of at least ten consecutive trading days during the ninety-day period ending February 15, 1999. As of November 13, 1998, the Company has not satisfied this closing bid price requirement. In the event that the Company is unable to achieve compliance, it will consider seeking further procedural remedies to delay or avoid the delisting of the Common Stock or consider listing in the over-the-counter market of the National Association of Securities Dealers, Inc.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits:

EXHIBIT
NUMBER                             DESCRIPTION

10.1 Separation Agreement and Release of All Claims dated August 14, 1998, by and between the Company and Scott D. Fullmer. *
10.2 Letter Agreement dated August 18, 1998, by and between the Company and Everen.*
10.3 Credit and Security Agreement dated October 23, 1998, by and between the Company (and certain of its subsidiaries) and Norwest. *
10.4 Patent and Trademark Security Agreement dated October 23, 1998, by and between the Company (and certain of its subsidiaries) and Norwest. *
10.5     Warrant dated November 4, 1998, issued by the Company to Norwest. *
10.6 Agreement for Purchase and Sale of Assets dated October 29, 1998, by and among the Company, Tejas, Kevin Kohl and Tom Bigham. *
10.7 Employment Agreement dated November 12, 1998, by and between Tejas PB Distributing, Inc. and Thomas G. Bigham. *
10.8 Employment Agreement dated November 12, 1998, by and between Tejas PB Distributing, Inc. and Kevin M. Kohl. *
27.1     Financial Data Schedule. *

*        Filed herewith.

         (b)      Current Reports on Form 8-K:

         Current Report on Form 8-K, reporting the signing of a letter of intent by and between the Company and Tejas to acquire the business of Tejas (filed with the Commission on September 29, 1998).

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                            POORE BROTHERS, INC.

                                  By: /s/ Eric J. Kufel
                                      ------------------------------------------
Dated: November 16, 1998                           Eric J. Kufel
                                        President and Chief Executive Officer
                                            (principal executive officer)


                                  By: /s/ Thomas W. Freeze
                                      ------------------------------------------
Dated: November 16, 1998                         Thomas W. Freeze
                                      Vice President, Chief Financial Officer,
                                              Treasurer and Secretary
                                    (principal financial and accounting officer)

                                  EXHIBIT INDEX


EXHIBIT
NUMBER                                      DESCRIPTION

10.1 Separation Agreement and Release of All Claims dated August 14, 1998, by and between the Company and Scott D. Fullmer.
10.2 Letter Agreement dated August 18, 1998, by and between the Company and Everen.
10.3 Credit and Security Agreement dated October 23, 1998, by and between the Company (and certain of its subsidiaries) and Norwest.
10.4 Patent and Trademark Security Agreement dated October 23, 1998, by and between the Company (and certain of its subsidiaries) and Norwest.
10.5     Warrant dated November 4, 1998, issued by the Company to Norwest.
10.6 Agreement for Purchase and Sale of Assets dated October 29, 1998, by and among the Company, Tejas, Kevin Kohl and Tom Bigham.
10.7 Employment Agreement dated November 12, 1998, by and between Tejas PB Distributing, Inc. and Thomas G. Bigham.
10.8 Employment Agreement dated November 12, 1998, by and between Tejas PB Distributing, Inc. and Kevin M. Kohl.
27.1     Financial Data Schedule.