Form 10KSB
period 1998-12-31
POORE BROTHERS INC
filed 1999-03-30
CIK 944508

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                   For the fiscal year ended December 31, 1998

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

             For the transition period from           to
                                            ---------    ---------

                         Commission File Number: 1-14556

                              POORE BROTHERS, INC.
                 (Name of Small Business issuer in its charter)

             Delaware                                     86-0786101
  (State or other jurisdiction              (I.R.S. Employer Identification No.)
of incorporation or organization)


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

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     The Registrant's revenues for the most recent fiscal year were $13,167,993.

     At March 19, 1999, the aggregate market value of the Registrant's common stock held by non-affiliates of the Registrant was approximately $5,152,919.

     At March 19, 1999, the number of issued and outstanding shares of common stock of the Registrant was 7,832,997. Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                           FORWARD-LOOKING STATEMENTS

     This Annual Report on Form 10-KSB, including all documents incorporated by reference, includes "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 12E of the Securities Exchange Act of 1934, as amended, and the Private
Securities Litigation Reform Act of 1995, and Poore Brothers, Inc. (the "Company") desires to take advantage of the "safe harbor" provisions thereof. Therefore, the Company is including this statement for the express purpose of availing itself of the protections of the safe harbor with respect to all of such forward-looking statements. In this Annual Report on Form 10-KSB, the words "anticipates," "believes," "expects," "intends," "estimates," "projects," "will likely result," "will continue," "future" and similar terms and expressions identify forward-looking statements. The forward-looking statements in this Annual Report on Form 10-KSB reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, including specifically the Company's brief operating history and significant operating losses to date, the probability that the Company will need additional financing due to continued operating losses or in order to implement the Company's business strategy, the possible diversion of management resources from the day-to-day operations of the Company as a result of the Company's pursuit of strategic acquisitions; potential difficulties resulting from the integration of acquired businesses with Company's business, other acquisition-related risks, significant competition, risks related to the food products industry, volatility of the market price of the Company's common stock, par value $.01 per share (the "Common Stock"), the possible de-listing of the Common Stock from the Nasdaq SmallCap Market and those other risks and uncertainties discussed herein, that could cause actual results to differ materially from historical results or those anticipated. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this Annual Report on Form 10-KSB will in fact transpire or prove to be accurate. Readers are cautioned to consider the specific risk factors described herein and in "Risk Factors," and not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that may arise after the date hereof. All subsequent written or oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by this section.

ITEM 1. DESCRIPTION OF BUSINESS

BUSINESS

     Poore Brothers, Inc. and its subsidiaries (collectively, the "Company") are engaged in the production, marketing and distribution of salty snack food products that are sold primarily throughout the southwestern United States. The Company manufactures and sells its own brands of batch-cooked potato chips under the Poore Brothers(R) and the Bob's Texas Style(TM) trademarks, manufactures private label potato chips for grocery store chains, and distributes and merchandises snack food products that are manufactured by others. For the year ended December 31, 1998, revenues totaled $13,167,993. Approximately 78% of sales were attributable to products manufactured by the Company (65% branded potato chips sales and 13% private label potato chip sales) and approximately 22% of sales were attributable to the distribution by the Company of snack food products manufactured by other companies. The Company generally sells its products to retailers through independent distributors.

     Poore Brothers(R) and Bob's Texas Style(TM) potato chips are manufactured with a batch frying process that the Company believes produces potato chips with enhanced crispness and flavor. They are currently produced in twelve flavors:
Original, Salt & Vinegar, Jalapeno, Barbecue, Parmesan & Garlic, Cajun, Dill Pickle, Grilled Steak & Onion, Habanero, Unsalted, Hot Ranch and Vinegar & Dill. Poore Brothers(R) potato chips are currently offered in ten of those flavors and Bob's Texas Style(TM) potato chips are currently offered in seven of those flavors. The Company also manufactures potato chips for sale on a private label basis using a continuous frying process. The Company currently has two California and three Arizona grocery chains as customers for its private label potato chips. See "PRODUCTS" and "MARKETING AND DISTRIBUTION."

     The Company also sells Poore Brothers(R) brand tortilla chips and dips (both of which were introduced in May 1998), as well as Bob's Texas Style(TM) brand tortilla chips and puffs, all of which are manufactured by third parties. The Poore Brothers(R) brand tortilla chips are offered in four flavors (Original, Jalapeno, Roasted Red Pepper and Sun Dried Tomato) and the dips are offered in three flavors (Sour Cream & Jalapeno, Roasted Red Pepper and Santa Fe Black Bean). Sales of these products have not been material to date. See "PRODUCTS" and "MARKETING AND DISTRIBUTION."

     The Company's business objective is to be a leading regional manufacturer, marketer and distributor of premium branded and private label potato chips and other salty snack foods by providing high quality products at competitive prices that are superior in taste, texture, flavor variety and brand personality to comparable products. The Company's philosophy is to compete in the market niches not served by the dominant national competition. A significant element of the Company's growth strategy is to pursue additional strategic acquisition opportunities. The Company plans to acquire snack food brands that provide strategic fit and possess strong brand equity in a geographic region or channel of distribution in order to expand, complement or diversify the Company's business. In August 1998, the Company retained Everen Securities, Inc. ("Everen"), a major full-service brokerage firm, as the Company's financial advisor to assist the Company in connection with strategic acquisitions. In addition, the Company plans to increase sales of its existing products, increase distribution and merchandising revenues and continue to improve its manufacturing capacity utilization. See "BUSINESS STRATEGY."

     All products currently manufactured by the Company (including Poore Brothers(R) and Bob's Texas Style(TM) brand potato chips, as well as private label potato chips) are produced at the Company's recently constructed manufacturing facility in Goodyear, Arizona. The land and building comprising the facility are owned by La Cometa Properties, Inc., a wholly-owned subsidiary of the Company.

     The Company's executive offices are located at 3500 South La Cometa Drive, Goodyear, Arizona 85338, and its telephone number is (602) 932-6200.

RISK FACTORS

     BRIEF OPERATING HISTORY; SIGNIFICANT LOSSES TO DATE; ACCUMULATED DEFICIT. Although certain of the Company's subsidiaries have operated for several years, the Company as a whole has a relatively brief operating history upon which an evaluation of its prospects can be made. Such prospects are subject to the substantial risks, expenses and difficulties frequently encountered in the establishment and growth of a new business in the snack food industry, which is characterized by a significant number of market entrants and intense competition. The Company has had significant operating losses to date and has never made a profit. The Company incurred losses of $691,678, $3,034,097 and $874,091 for the fiscal years ended December 31, 1996, 1997 and 1998, respectively. At December 31, 1998, the Company had an accumulated deficit of $6,336,024 and net working capital of $768,155. See "ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION."

     Even if the Company is successful in making strategic acquisitions, increasing distribution and sales volume of the Company's existing products and developing new products, it may be expected to incur substantial additional expenses, including integration costs of acquisitions, advertising and promotional costs, and "slotting" expenses (i.e., the cost of obtaining shelf space in certain grocery stores). Accordingly, the Company may incur additional losses in the future as a result of the implementation of the Company's business strategy, even if net sales increase significantly. There can be no assurance that the Company's business strategy will prove successful or that the Company will ever become profitable.

     NEED FOR ADDITIONAL FINANCING. A significant element of the Company's business strategy is to pursue selected strategic acquisition opportunities for the purpose of expanding, complementing and/or diversifying the Company's business. In connection with the acquisition of the business and certain assets of Tejas Snacks, L.P. ("Tejas") in November 1998, the Company needed to borrow funds from Norwest Business Credit, Inc. ("Norwest") pursuant to a Credit and Security Agreement (the "Norwest Credit Agreement"), in order to satisfy a portion of the cash consideration payable to Tejas. See "BUSINESS -- COMPANY HISTORY" and "ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION -- LIQUIDITY AND CAPITAL Resources." It is likely that in the future the Company will require funds in excess of cash flow generated from operations in order to consummate any additional acquisitions involving cash consideration to the sellers. Any such funds would most likely be obtained through third-party financing (debt or equity). In addition, the Company may, in the future, require third party financing (debt or equity) as a result of continued operating losses or expansion of the Company's business through non-acquisition means. There can be no assurance that any such required financing will be available or, if available, on terms attractive to the Company. Any third party financing obtained by the Company may result in dilution of the equity interests of the Company's shareholders.

     RISKS ASSOCIATED WITH ACQUISITIONS. A significant element of the Company's business strategy is to pursue selected strategic acquisition opportunities for the purpose of expanding, complementing and/or diversifying the Company's business; however, no assurance can be given that the Company will be able to identify, finance and complete additional suitable acquisitions on acceptable terms, or that future acquisitions, if completed, will be successful. Any future acquisitions could divert management's attention from the daily operations of the Company and otherwise require additional management, operational and financial resources. Moreover, there is no assurance that the Company would successfully integrate acquired companies or their management teams into the Company's operating structure, retain management teams of acquired companies on a long-term basis, or operate acquired companies profitably. Acquisitions may also involve a number of other risks, including adverse short-term effects on the Company's operating results, dependence on retaining key personnel and customers, amortization of acquired intangible assets, and risks associated with unanticipated liabilities or contingencies.

     LEVERAGE; FINANCIAL COVENANTS PURSUANT TO 9% CONVERTIBLE DEBENTURES AND PURSUANT TO NORWEST CREDIT AGREEMENT; NON-COMPLIANCE WITH FINANCIAL COVENANTS AND POSSIBLE ACCELERATION OF INDEBTEDNESS. At December 31, 1998 the Company had outstanding 9% Convertible Debentures due July 1, 2002 (the "9% Convertible Debentures") in the aggregate principal amount of $2,229,114 and outstanding indebtedness under the Norwest Credit Agreement in the aggregate principal amount of $1,319,235. The indebtedness under the 9% Convertible Debentures and the Norwest Credit Agreement is secured by substantially all of the Company's assets. The Company is required to maintain certain financial ratios pursuant to the loan agreement pursuant to which the 9% Convertible Debentures were issued (the "Debenture Loan Agreement") so long as the 9% Convertible Debentures are outstanding and pursuant to the Norwest Credit Agreement so long as borrowings from Norwest thereunder remain outstanding. Should the Company be in default under any of such requirements, the holders of the 9% Convertible Debentures and Norwest, as applicable, shall have the right, upon written notice and after the expiration of any applicable period during which such default may be cured, to demand immediate payment of all of the then unpaid principal and accrued but unpaid interest under the 9% Convertible Debentures or pursuant to the Norwest Credit Agreement, respectively. At December 31, 1998, the Company was not in compliance with an interest coverage ratio requirement of 1:1 (actual of 0.92:1) under the Debenture Loan Agreement, a minimum debt service coverage ratio requirement of 0.50 to 1 (actual of 0.30 to 1) under the Norwest Credit Agreement, and a maximum quarterly net loss limitation of $50,000 (actual net loss of $146,366) under the Norwest Credit Agreement. Such non-compliance has not to date resulted in an event of default under either agreement because the holders of the 9% Convertible Debentures have granted the Company a series of waivers, including a current waiver effective through June 30, 1999, and Norwest has granted the Company a waiver for the period ended December 31, 1998 and agreed to modify the financial ratio requirements for future periods. The Company is currently in compliance with the other financial ratios under the Debenture Loan Agreement (including working capital, minimum shareholders' equity and current ratio requirements) and the Norwest Credit Agreement (including minimum quarterly and annual operating results, and minimum quarterly and annual changes in book net worth). There can be no assurance that the Company will be in compliance with the financial ratios in the future (and, in the case of the financial ratios under the Debenture Loan Agreement, upon the expiration of the waivers) or be able to obtain additional waivers or an extension or renewal of existing waivers. Any acceleration of the 9% Convertible Debentures or the borrowings under the Norwest Credit Agreement prior to their respective maturities could have a material adverse effect upon the Company. See "ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION--LIQUIDITY AND CAPITAL RESOURCES."

     VOLATILITY OF MARKET PRICE OF COMMON STOCK. Recent history relating to market prices of companies that recently completed an initial public offering indicates that, from time to time, there is significant volatility in the market price of the securities of such companies for reasons that may not be related to such companies' operations or financial conditions. Since the completion of the initial public offering of the Company's Common Stock in December 1996 at an offering price of $3.50 per share, the market price of the Common Stock has experienced a substantial decline. The last reported sales price of the

Common Stock on the NASDAQ SmallCap Market on March 19, 1999 was $0.75 per share. There can be no assurance as to the future market price of the Common Stock. See "NASDAQ LISTING MAINTENANCE REQUIREMENTS; POSSIBLE DE-LISTING."

     NASDAQ LISTING MAINTENANCE REQUIREMENTS; POSSIBLE DE-LISTING. Nasdaq recently implemented rules changes increasing its quantitative listing standards that make it more difficult for companies to maintain compliance with the listing requirements for the Nasdaq SmallCap Market. One of such requirements is that the bid price of listed securities be equal to or greater than $1. As of November 9, 1998, the closing bid price of the Company's Common Stock had remained below $1.00 per share for thirty consecutive trading days. As a result, the Company received a notice from the Nasdaq Stock Market, Inc. ("Nasdaq") that the Company was not in compliance with the closing bid price requirements for continued listing of the Common Stock on the Nasdaq SmallCap Market and that such Common Stock would be de-listed after February 15, 1999 if the closing bid price was not equal to or greater than $1.00 per share for a period of at least ten consecutive trading days during the ninety-day period ending February 15, 1999. On February 9, 1999, the Company submitted to Nasdaq a request for a hearing to discuss the possibility of obtaining an extension of such ninety-day period. The Company's hearing request was granted by Nasdaq and is scheduled for April 16, 1999; the de-listing of the Common Stock has been stayed pending a determination by Nasdaq after the hearing. If Nasdaq denies the Company's request, or if the Company's request is granted but the Company's Common Stock fails to comply with the minimum closing bid price requirement for at least ten consecutive trading days during such extension period, then the Common Stock will likely be de-listed from the Nasdaq SmallCap Market. Upon any such de-listing, trading, if any, in the Common Stock would thereafter be conducted in the over-the-counter market in the so-called "pink sheets" or the "Electronic Bulletin Board" of the National Association of Securities Dealers, Inc.
("NASD"). As a consequence of such de-listing, an investor could find it more difficult to dispose of, or to obtain accurate quotations as to the price of the Company's Common Stock. See "VOLATILITY OF MARKET PRICE OF COMMON STOCK" AND "RISK OF LOW-PRICED STOCK."

     RISK OF LOW-PRICED STOCK. Under the rules of the Commission, stock priced under $5.00 per share is classified as "penny stock." Broker-dealers trading in "penny stock" are subject to burdensome record keeping and disclosure requirements, which can have the effect of reducing the liquidity and the value of such stock. Pursuant to one such requirement, broker-dealers involved in a penny stock transaction must make a special suitability determination for the purchaser and receive the purchaser's written consent to the transaction prior to the sale. A listing of securities on the Nasdaq SmallCap Market affords an exemption from those rules, and because the Common Stock is currently listed on the Nasdaq SmallCap Market, the "penny stock" rules do not apply to it. If, however, at some time in the future the Common Stock should become ineligible for continued listing on the Nasdaq SmallCap Market, those rules would apply. See "NASDAQ LISTING MAINTENANCE REQUIREMENTS; POSSIBLE DE-LISTING."

     COMPETITION. The market for salty snack foods, such as those sold by the Company, including potato chips, tortilla chips, dips, pretzels and meat snacks, is large and intensely competitive. Competitive factors in the salty snack food industry include product quality and taste, brand awareness among consumers, access to supermarket shelf space, price, advertising and promotion, variety of snacks offered, nutritional content, product packaging and package design. The Company competes in that market principally on the basis of product quality and taste. The snack food industry is primarily dominated by Frito-Lay, Inc., which has substantially greater financial and other resources than the Company and sells brands that are more widely recognized than are the Company's products. Numerous other companies that are actual or potential competitors of the
Company, many with greater financial and other resources (including more employees and more extensive facilities) than the Company, offer products similar to those of the Company. In addition, many of such competitors offer a wider range of products than that offered by the Company. Local or regional markets often have significant smaller competitors, many of whom offer batch fried products similar to those of the Company. Expansion of Company operations into new markets has and will continue to encounter significant competition from national, regional and local competitors that may be greater than that encountered by the Company in its existing markets. In addition, such competitors may challenge the Company's position in its existing markets. While the Company believes that its products and methods of operation will enable it to compete successfully, there can be no assurance of its ability to do so.

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

     FLUCTUATIONS IN PRICES OF SUPPLIES; DEPENDENCE UPON AVAILABILITY OF SUPPLIES AND PERFORMANCE OF SUPPLIERS. The Company's manufacturing costs are subject to fluctuations in the prices of potatoes and oil, the two major ingredients used in the manufacture of potato chips, as well as other ingredients of the Company's products. Potatoes are widely available year-round, either freshly harvested or from storage during winter months. A sunflower oil that is low in saturated fat is used by the Company in the production of Poore Brothers(R) and Bob's Texas Style(TM) brand potato chips, and is available from various suppliers. The Company believes that alternative cooking oils that are low in saturated fat are readily abundant and available. The Company is dependent on its suppliers to provide the Company with products and ingredients in adequate supply and on a timely basis. Although the Company believes that its requirements for products and ingredients are readily available, and that its business success is not dependent on any single supplier, the failure of certain suppliers to meet the Company's performance specifications, quality standards or delivery schedules could have a material adverse effect on the Company's operations. In particular, a sudden scarcity, a substantial price increase, or an unavailability of product ingredients could materially adversely affect the Company's operations. There can be no assurance that alternative ingredients would be available when needed and on commercially attractive terms, if at all.

     LACK OF PROPRIETARY MANUFACTURING METHODS. The taste and quality of Poore Brothers(R) and Bob's Texas Style(TM) brand potato chips is largely due to two elements of the Company's manufacturing process: its use of batch frying and its use of distinctive seasonings to produce a variety of flavors. The Company does not have exclusive rights to the use of either element; consequently, competitors may incorporate such elements into their own processes.

     DEPENDENCE UPON MAJOR CUSTOMERS. One customer of the Company, Fry's Food Stores (a subsidiary of Kroger, Inc.), accounted for 16% of the Company's 1998 net sales, with the remainder of the Company's net sales being derived from sales to a limited number of additional customers, either grocery chains or regional distributors, none of which individually accounted for more than 10% of the Company's sales for 1998. A decision by any major customer to cease or substantially reduce its purchases could have a material adverse effect on the Company's business.

     RELIANCE ON KEY EMPLOYEES; NON-COMPETE AGREEMENTS. The Company's success is dependent in large part upon the abilities of its officers, including Eric J. Kufel, President and Chief Executive Officer, Glen E. Flook, Vice President-Manufacturing, and Thomas W. Freeze, Vice President and Chief Financial Officer. The inability of the officers to perform their duties or the inability of the Company to attract and retain other highly qualified personnel could have a material adverse effect upon the Company's business and prospects. The Company does not maintain, nor does it currently contemplate obtaining, "key man" life insurance with respect to such employees. With the exception of Thomas
G. Bigham, Wendell T. Jones, Kevin M. Kohl and James M. Poore, the employment of the officers of the Company is on an "at-will" basis. The Company has non-compete agreements with all of its officers, except Mr. Jones. See "ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY."

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

     CERTAIN ANTI-TAKEOVER PROVISIONS. The Company's Certificate of Incorporation authorizes the issuance of up to 50,000 shares of "blank check" Preferred Stock with such designations, rights and preferences as may be determined from time to time by the Board of Directors of the Company. The Company may issue such shares of Preferred Stock in the future without shareholder approval. The rights of the holders of Common Stock will be subject to, and may be adversely affected by, the rights of the holders of any Preferred Stock that may be issued in the future. The issuance of Preferred Stock, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of discouraging, delaying or preventing a change of control of the Company, and preventing holders of Common Stock from realizing a premium on their shares. In addition, under Section 203 of the Delaware General Corporation Law (the "DGCL"), the Company is prohibited from engaging in any business combination (as defined in the DGCL) with any interested shareholder (as defined in the DGCL) unless certain conditions are met. This statutory provision could also have an anti-takeover effect.

     YEAR 2000 COMPLIANCE. The Year 2000 issue is the result of computer programs being written using two digits rather than four to identify the applicable year. For example, computer programs that utilize date-sensitive information may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system failures or miscalculations.

     The Company processes much of its data using licensed computer programs form third parties, including its accounting software. Such third parties have advised the Company  that they have made all  necessary  programming  changes to such computer programs to address the Year 2000 issue. The Company tested its systems for Year 2000 compliance during the first half of 1998 and discovered that certain database information utilized by the Company for purposes of order entry, billing and accounts receivable is not Year 2000 compliant, although the underlying database software is Year 2000 compliant. The Company intends to implement corrective measures with respect to such database information prior to the end of the third quarter of 1999. The Company has not, and does not expect to incur significant expenses in connection with such corrective measures. In addition, the Company believes that, notwithstanding the foregoing, it has no material internal risk in connection with the potential impact of the Year 2000 issue on the processing of date-sensitive information by the Company's computerized information systems.

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

COMPANY HISTORY

     Messrs. Donald and James Poore (the "Poore Brothers") founded Poore Brothers Foods, Inc. ("PB Foods") in 1986 after substantial experience in the potato chip industry. The Poore Brothers also founded PB Distributing in 1990 and PB Texas in 1991, which provided distribution capabilities for the Company's Poore Brothers(R) brand products. In 1983, prior to the formation of PB Foods, the Poore Brothers co-founded Groff's of Texas, Inc. (a predecessor business to Tejas, previous owner of the Bob's Texas Style(TM) potato chip brand acquired by the Company in November 1998), which also manufactured batch fried potato chips.

     In May 1993, Mark S. Howells, the Company's Chairman, and associated individuals formed PB Southeast, which acquired a license from PB Foods to manufacture and distribute Poore Brothers(R) brand products. In 1994, PB Southeast opened a manufacturing plant in LaVergne, Tennessee.

     In November 1994, PB Southeast entered into a Purchase Agreement (the "Purchase Agreement") with PB Foods, the Poore Brothers and Amelia E. Poore, that provided for the acquisition by PB Southeast of (i) substantially all of the assets, subject to certain liabilities, of PB Foods; (ii) a 100% equity interest in PB Distributing; and (iii) an 80% equity interest in PB Texas, after giving effect to a 32% equity interest to be purchased from other shareholders of PB Texas not parties to the Purchase Agreement. Thereafter, the Company was formed as a holding company and the rights and obligations of PB Southeast under the Purchase Agreement were assigned to the Company. The transactions contemplated by the Purchase Agreement were consummated on May 31, 1995. Subsequent to the acquisition date, the Company acquired the remaining 20% equity interest in PB Texas. The aggregate purchase price paid by the Company in connection with these transactions was $4,057,163, $3,232,593 of which was paid in cash, $500,000 of which was payable pursuant to a five-year promissory note

(that was repaid in January 1997) and the remainder of which was satisfied by the issuance of 300,000 shares of the Company's Common Stock to the seller. The Purchase Agreement contains a non-compete covenant pursuant to which each of the Poore Brothers agreed not to compete against the Company, directly or indirectly, in various states for a five-year period expiring on May 31, 2000.

     Also in May 1995, the Company entered into an exchange agreement with certain shareholders of PB Southeast, including Mark S. Howells and Jeffrey J. Puglisi, a former director of the Company, pursuant to which the Company agreed to acquire from them more than 99% of the outstanding shares of the capital stock of PB Southeast, in exchange for the issuance to them of 1,560,000 shares of Common Stock, concurrently with and subject to the consummation of the closing under the Purchase Agreement. Such exchange was consummated on May 31, 1995. The remaining shares of PB Southeast were purchased by the Company in November 1998 in connection with the settlement of litigation involving PB Southeast and Messrs. Howells and Puglisi. See "ITEM 3. LEGAL PROCEEDINGS."

     In December 1996, the Company completed an initial public offering of its Common Stock, pursuant to which 2,250,000 shares of Common Stock were offered and sold to the public at an offering price of $3.50 per share. Of such shares, 1,882,652 shares were sold by the Company and 367,348 shares were sold by the holders of the 9% Convertible Debentures (Renaissance Capital Growth & Equity Income Fund III, Inc. ("Renaissance Capital") and Wells Fargo Small Business Investment Company, Inc. ("Wells Fargo"), formerly Wells Fargo Equity Capital, Inc.), which acquired such shares upon the conversion of $400,409 principal amount of the 9% Convertible Debentures. The initial public offering was underwritten by Paradise Valley Securities, Inc. (the "Underwriter"). The net proceeds to the Company from the sale of the 1,882,652 shares of Common Stock, after deducting underwriting discounts and commissions and the expenses of the offering payable by the Company, were approximately $5,300,000. On January 6, 1997, 337,500 additional shares of Common Stock were sold by the Company upon the exercise by the Underwriter of an over-allotment option granted to it in connection with the initial public offering. After deducting applicable underwriting discounts and expenses, the Company received net proceeds of approximately $1,000,000 from the sale of such additional shares.

     In 1997, the Company implemented a restructuring program pursuant to which a number of actions were taken in order to improve the Company's cost structure and provide greater strategic focus, including:

     (i) The Company hired a new management team.

     (ii) On June 4, 1997, the Company sold the Houston, Texas distribution business of PB Texas (which was unprofitable and which the Company viewed as having little prospects for generating future sales growth or profits) to Mr. David Hecht ("Hecht") pursuant to an Asset Purchase, Licensing and Distribution Agreement effective June 1, 1997. Under the agreement, Hecht was sold certain assets of PB Texas (including inventory, vehicles and capital equipment) and became the Company's distributor in the Houston, Texas market.

     (iii) In September 1997, the Company consolidated its entire manufacturing operations into a newly constructed 60,000 square foot manufacturing, distribution and headquarter facility in Goodyear, Arizona and, as a result, the Company closed its unprofitable PB Southeast manufacturing facility in LaVergne, Tennessee on September 30, 1997. In addition, the Company purchased new processing and packaging equipment. These actions were taken in order to improve the Company's overall manufacturing efficiency.

     (iv) The Company discontinued the distribution of non-snack food items (such as coffee and candy) in order to permit the Company to focus its resources on its core snack food product lines.

     In August 1998, the Company retained Everen, a major full-service brokerage firm, as the Company's financial advisor to assist the Company in connection with strategic acquisitions, a major component of the Company's business strategy. See "BUSINESS STRATEGY."

     On November 4, 1998, the Company acquired the business and certain assets of Tejas, a Texas-based potato chip manufacturer. The assets, which were acquired through a newly formed wholly-owned subsidiary of the Company, Tejas PB Distributing, Inc., included the Bob's Texas Style(TM) potato chips brand, inventories and certain capital equipment. In consideration for these assets, the Company issued 523,077 unregistered shares of Common Stock with a fair value of $450,000 and paid approximately $1,180,000 in cash. The Company utilized available cash as well as funds available pursuant to the Norwest Credit Agreement to satisfy the cash portion of the consideration. Tejas had sales of approximately $2.8 million for the nine months ended September 30, 1998. In connection with the acquisition, production of Bob's Texas Style(TM) brand potato chips was transferred to the Company's Goodyear, Arizona facility.

BUSINESS STRATEGY

     The Company's business objective is to be a leading regional manufacturer, marketer and distributor of premium branded and private label potato chips and other salty snack foods by providing high quality products at competitive prices that are superior in taste, texture, flavor variety and brand personality to comparable products. The Company's philosophy is to compete in the market niches not served by the dominant national competition. The Company plans to achieve growth in manufactured product sales by acquiring other snack food brands and growing existing products. In addition, the Company plans to increase distribution and merchandising revenues, and continue to improve its manufacturing capacity utilization. The primary elements of the Company's business strategy are as follows:

          PURSUE STRATEGIC ACQUISITIONS IN THE BRANDED SNACK FOOD CATEGORY. A significant element of the Company's growth strategy is to pursue additional strategic acquisition opportunities. The Company's plan is to acquire snack food brands that provide strategic fit and possess strong brand equity in a geographic region or channel of distribution in order to expand, complement or diversify the Company's business. The acquisition of the business and certain assets of Tejas in November 1998, including the Bob's Texas Style(TM) potato chips brand, was the first such strategic acquisition. The Company is continuing to search for other companies with strong, differentiated snack food brands. The Company has retained Everen Securities, Inc., a major full-service brokerage firm as the Company's financial advisor to assist the Company in pursuit of strategic acquisitions.

          BUILD POORE BROTHERS(R) AND BOB'S TEXAS STYLE(TM) BRANDs. The Company plans to build market share through continued trade advertising and promotion activity in certain core markets, including Arizona and Texas, as well as by new product innovations. Marketing efforts include, among other things, joint advertising with supermarkets and other manufacturers, in-store advertisements and in-store displays. The Company is also participating in selected event sponsorships, such as the Arizona
     Diamondbacks baseball team and the Phoenix Open golf tournament. The Company believes that these events offer opportunities to conduct mass sampling to motivate consumers to try its branded products. Opportunities to achieve distribution in new grocery chains or markets will continue to be targeted.

          In order to reinforce the Company's positioning regarding innovative products and flavor variety, the Company plans to introduce a new Habanero ("pure heat") flavor for both its Poore Brothers(R) and Bob's Texas Style(TM) potato chip brands during the first half of 1999. In addition, the Company plans to re-launch the Bob's Texas Style(TM) brand with new packaging and new products, including new potato chip flavors and a new line of tortilla chips.

          EXPAND THE PRIVATE LABEL BUSINESS. The Company currently has arrangements with two California and three Arizona grocery chains for the manufacture and distribution by the Company of their respective private label potato chips. The Company manufactures potato chips for these customers, in various types and flavors as specified by them, utilizing a continuous fryer purchased and installed by the Company in mid-1997. The Company grew its private label business by 60% in 1998 and believes that contract manufacturing opportunities exist. While they are extremely price competitive and can be short in duration, the Company believes that they provide a profitable opportunity for the Company to improve the capacity utilization of the continuous fryer. The Company intends to seek additional private label customers in the southwestern United States who demand superior product quality at a reasonable price.

          INCREASE DISTRIBUTION AND MERCHANDISING REVENUES. The Company believes that its Arizona distribution operation provides it with a key competitive advantage in its home market. The Company plans to grow its Arizona snack food distribution business by growing its stable of core brands, which include Snyder's pretzels, Lance crackers, Guiltless Gourmet tortilla chips and Slim Jim meat snacks. The Company believes that an opportunity also exists to grow the Company's Texas merchandising business through additional product lines. The merchandising operation offers retailers and manufacturers cost effective merchandising support for their products in south/central Texas.

          IMPROVE MANUFACTURING CAPACITY UTILIZATION. In 1998, the Company achieved significant improvements in gross profit margins, increasing to 25% from 13% in 1997, primarily as a result of the Company's 1997 manufacturing consolidation and equipment modernization. The Company believes that additional improvements to manufactured products' gross profit margins are possible with the achievement of the business strategies discussed above. Depending on product mix, the existing manufacturing facility could produce twice the current volume and thereby further reduce manufacturing product costs.

PRODUCTS

     MANUFACTURED SNACK FOOD PRODUCTS. Poore Brothers(R) brand potato chips were first introduced by the Poore Brothers in 1986 and have accounted for substantially all of the sales of Poore Brothers(R) brand products to date. The potato chips are marketed by the Company as a premium product based on their distinctive combination of cooking method and variety of distinctive flavors. The potato chips are currently offered in ten flavors: Original, Salt & Vinegar, Jalapeno, Barbecue, Parmesan & Garlic, Cajun, Dill Pickle, Grilled Steak & Onion, Habanero and Unsalted.

     In November 1998, the Company acquired certain assets of Tejas, including the Bob's Texas Style(TM) potato chips brand. Tejas was a successor business to Groff's of Texas, Inc. (co-founded by the Poore Brothers in 1983). Bob's Texas Style(TM) potato chips are also marketed by the Company as a premium product based on their distinctive combination of cooking method and variety of distinctive flavors. The potato chips are currently offered in seven flavors:
Original, Vinegar & Dill, Jalapeno, Hot Ranch, Barbecue, Cajun, and Unsalted.

     The Company currently has agreements with two California and three Arizona grocery chains pursuant to which the Company produces their respective private label potato chips in the styles and flavors specified by such grocery chains.

     From June 1996 until September 1997, the Company marketed low-fat potato chips in various flavors that were processed by a third party. In September 1997, sales of the low-fat potato chips were discontinued when the third party processor ceased operations. Sales of the low-fat potato chips were not material and approximated 2.5% and 1.7% of sales in 1996 and 1997, respectively.

     DISTRIBUTED SNACK FOOD PRODUCTS. Through its Arizona distribution subsidiary, PB Distributing, the Company purchases and resells throughout Arizona snack food products manufactured by others. Such products include pretzels, tortilla chips, dips, crackers and meat snacks. Through its Texas subsidiary, Tejas PB Distributing, Inc. ("Tejas Distributing"), the Company merchandises, but does not purchase and resell, snack food products for a major grocery retailer in south/central Texas. In addition to the Company's Bob's Texas Style(TM) brand products, Tejas Distributing merchandises such products as private label potato chips, tortilla chips, pretzels and cheese puffs manufactured by other companies.

     The Company also sells Poore Brothers(R) brand tortilla chips and dips (both of which were introduced in May 1998), as well as Bob's Texas Style(TM) brand tortilla chips and puffs, all of which are manufactured by third parties. The Poore Brothers(R) brand tortilla chips are offered in four flavors (Original, Jalapeno, Roasted Red Pepper and Sun Dried Tomato) and the dips are offered in three flavors (Sour Cream & Jalapeno, Roasted Red Pepper and Santa Fe Black Bean. Sales of these products have not been material to date.

MANUFACTURING

     The Company believes that a key element of the success to date of the Poore Brothers(R) and Bob's Texas Style(TM) brand potato chips has been the Company's use of certain cooking techniques and key ingredients in the manufacturing process to produce potato chips with improved flavor. These techniques currently involve two elements: the Company's use of a batch frying process for its brand name products, as opposed to the conventional continuous line cooking method, and the Company's use of distinctive seasonings to produce potato chips in a variety of flavors. Although it produces less volume, the Company believes that its batch frying process is superior to conventional continuous line cooking methods because it enhances crispness and flavor through greater control over temperature and other cooking conditions.

     In September 1997, the Company consolidated all of its manufacturing operations into its present facility in Goodyear, Arizona, which was newly constructed at the time. The Goodyear facility has the capacity to produce approximately 3,000 pounds of potato chips per hour, with approximately 900 pounds of such capacity used to batch fry the Company's branded products and 2,100 pounds of such capacity used to continuous fry the Company's private label products. Prior to the consolidation, the Company had two older less-efficient manufacturing facilities, one of which was in LaVergne, Tennessee and the other of which was in Goodyear, Arizona. In connection with the closure of the LaVergne, Tennessee facility, the Company sold certain equipment and moved the remaining equipment (with an aggregate production capacity of approximately 360 pounds of potato chips per hour) to the new facility for storage. If needed, this equipment could be installed without significant time or cost. There can be no assurance that the Company will obtain sufficient business to recoup the costs of its investment in its manufacturing facility. See "ITEM 2. DESCRIPTION OF PROPERTY."

DISTRIBUTION AND MARKETING

     The Company's Poore Brothers(R) brand potato chip products have achieved significant market presence in Arizona, New Mexico, Southern California, Hawaii, Denver, Colorado and St. Louis, Missouri. The Company's Bob's Texas Style(TM) brand potato chip products have achieved significant market presence in south/central Texas, including Houston, San Antonio and Austin. The Company attributes the success of its products in these markets to consumer loyalty. The Company believes this loyalty results from the products' differentiated taste, texture and flavor variety which result from its batch frying process. The Company sells its Poore Brothers(R) brand products primarily in the southwest, but also in targeted markets in the western, southern and midwestern United States. Substantially all of the Company's Bob's Texas Style(TM) products are sold in south/central Texas. The Company's products are primarily distributed through a select group of independent distributors.

     The Company's Arizona distribution business operates throughout Arizona, with 30 independently operated service routes. Each route is operated by an independent distributor who merchandises as many as 100 items at major grocery store chains in Arizona, such as Albertson's, ABCO, Basha's, Fry's, Safeway, Smith's, and Fred Myers stores. In addition to servicing major supermarket chains, the Company's distributors service many independent grocery stores, club stores (including Price/Costco and Sam's), and military facilities throughout Arizona. In addition to Poore Brothers(R) brand products, the Company distributes throughout Arizona a wide variety of snack food items manufactured by other companies, including pretzels, tortilla chips, dips, crackers and meat snacks. The Company also sells Poore Brothers(R) brand potato chips to several vending and food service companies in the southwest.

     Through its Texas subsidiary, Tejas PB Distributing, Inc. ("Tejas Distributing"), the Company merchandises, but does not purchase and resell, snack food products for a major grocery retailer in south/central Texas. In addition to the Company's Bob's Texas Style(TM) brand products, Tejas Distributing merchandises such products as private label potato chips, tortilla chips, pretzels and cheese puffs manufactured by other companies.

     Outside of Arizona and south/central Texas, the Company selects distributors to distribute Poore Brothers(R) and Bob's Texas Style(TM) products primarily on the basis of quality of service, call frequency on customers, financial capability and relationships they have with supermarkets, including access to shelf space in the stores' snack aisles. As of December 31, 1998, the Company had arrangements with over 35 distributors in a number of major cities, including Honolulu, San Diego, Los Angeles, Las Vegas, Denver, Albuquerque, El Paso, San Antonio, Houston, Wichita, St. Louis, Cincinnati, and Grand Rapids.

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

     The Company's marketing programs are designed to increase product trial and build brand awareness in core markets. Most of the Company's marketing spending is focused on trade advertising and trade promotions designed to attract new consumers to the products at a reduced retail price. The Company's marketing programs also include selective event sponsorship designed to increase brand awareness and to provide opportunities to mass sample branded products. Sponsorship of the Arizona Diamondbacks and the Phoenix Open in 1998 and 1999 typify the Company's efforts to reach targeted consumers and provide them with a sample of the Company's products to encourage new and repeat purchases.

SUPPLIERS

     The principal raw materials used by the Company are potatoes, oil and packaging material. The Company believes that the raw materials it needs to produce its products are readily available from numerous suppliers on commercially reasonable terms. Potatoes are widely available year-round, either freshly harvested or from storage during the winter months. The Company uses both sunflower oil and cottonseed oil in the production of potato chips. The Company believes that alternative cooking oils for the production of Poore Brothers(R), Bob's Texas Style(TM) and private label potato chips are readily abundant and available. The Company also uses seasonings in its manufacturing process.

     The Company chooses its suppliers based primarily on price, availability and quality and does not have any long-term arrangements with any supplier, except a 3-year arrangement with Printpack Inc. for packaging material. Although the Company believes that its required products and ingredients are readily available, and that its business success is not dependent on any single supplier, the failure of certain suppliers to meet the Company's performance specifications, quality standards or delivery schedules could have a material adverse effect on the Company's operations. In particular, a sudden scarcity, a substantial price increase, or an unavailability of product ingredients could materially adversely affect the Company's operations. There can be no assurance that alternative ingredients would be available when needed and on commercially attractive terms, if at all.

CUSTOMERS

     One customer of the Company, Fry's Food Stores (a subsidiary of Kroger, Inc.), accounted for 16% of the Company's 1998 net sales. The remainder of the Company's revenues were derived from sales to a limited number of additional customers, either grocery chains or regional distributors, none of which individually accounted for more than 10% of the Company's sales in 1998. A decision by any of the Company's major customers to cease or substantially reduce their purchases could have a material adverse effect on the Company's business.

MARKET OVERVIEW AND COMPETITION

     According to the Snack Food Association ("SFA"), the U.S. market for salty snack foods reached $16.4 billion at retail in 1997 with potato chips accounting for approximately 32% of the market, and tortilla chips, pretzels, popcorn and other products accounting for the balance. Per capita snack consumption, in dollar terms, has increased every year during the past eight years, ranging from an increase of 6.0% (in 1990) to 0.4% (in 1994), with a 1997 increase of 2.5% to a rate of $61.94 per person per annum. Potato chip sales have similarly increased steadily over the same period, with 1997 retail sales of $5.2 billion contrasted to 1990 sales of $4.3 billion.

     The Company's products compete generally against other salty snack foods, including potato chips, tortilla chips, popcorn and pretzels. The salty snack food industry is large and highly competitive and is dominated primarily by Frito-Lay, Inc., a subsidiary of PepsiCo, Inc. Frito-Lay, Inc. possesses substantially greater financial, production, marketing, distribution and other resources than the Company and brands that are more widely recognized than the Company's products. Numerous other companies that are actual or potential competitors of the Company, many with greater financial and other resources (including more employees and more extensive facilities) than the Company, offer products similar to those of the Company. In addition, many of such competitors offer a wider range of products than offered by the Company. Local or regional markets often have significant smaller competitors, many of whom offer batch fried products similar to those of the Company. Expansion of Company operations to other areas of the United States has and will continue to encounter significant competition from national, regional and local competitors that may be greater than that encountered by the Company in its existing markets. In addition, such competitors may challenge the Company's position in its existing markets. While the Company believes that its specialized products and methods of operation will enable it to compete successfully, there can be no assurance of its ability to do so.

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

EMPLOYEES

     As of December 31, 1998, the Company had 98 full-time employees, including 81 in manufacturing and distribution, 6 in sales and marketing and 11 in administration and finance. The Company's employees are not represented by any collective bargaining organization and the Company has never experienced a work stoppage. The Company believes that its relations with its employees are good.

TRADEMARKS

     The Company owns the following trademarks, which are registered in the United States: "Poore Brothers" and "An Intensely Different Taste." In addition, the trademark "Texas Style" has been assigned to the Company by Tejas in connection with the Tejas acquisition. The assignment has been filed with the U.S. Trademark Office for recording. Once recorded, the record owner of the trademark will be the Company. The Company considers its trademarks to be of significant importance in the Company's business. The Company is not aware of any circumstances that would have a material adverse effect on the Company's ability to use its trademarks.

ITEM 2. DESCRIPTION OF PROPERTY

     The Company owns a 60,000 square foot facility located on 7.7 acres of land in Goodyear, Arizona, approximately 15 miles west of Phoenix, Arizona. Construction of this new facility was completed in June 1997. In August 1997, the Company completed the transition of all of its Arizona operations into the new facility. The site will enable the Company to expand its facilities in the future to a total building size of 120,000 square feet. The facility is financed by a mortgage with Morgan Guaranty Trust Company of New York that matures in June 2012. The Company believes that its facility is adequately covered by insurance.

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

     Until December 31, 1997, the Company's PB Southeast subsidiary leased a 16,900 square foot manufacturing facility located in LaVergne, Tennessee, approximately 15 miles south of Nashville, Tennessee. The facility was leased under a lease agreement that by its terms expired in November 1998. In September 1997, the Company closed its PB Southeast operation and consolidated its operations into its new Arizona facility. In December 1997, the Company completed negotiations with the landlord for the early termination of the lease effective December 31, 1997.

ITEM 3. LEGAL PROCEEDINGS

     In June 1996, a lawsuit was commenced in an Arizona state court against two directors of the Company, Mark S. Howells and Jeffrey J. Puglisi, and PB Southeast which alleged, among other things, that James Gossett had an oral agreement with Mr. Howells to receive a 49% ownership interest in PB Southeast, that Messrs. Howells and Puglisi breached fiduciary duties and other obligations to Mr. Gossett and that he was entitled to exchange such alleged stock interest for shares in the Company. Messrs. Howells and Puglisi and PB Southeast filed a counterclaim against Mr. Gossett alleging various acts of nonperformance and breaches of fiduciary duty on the part of Mr. Gossett. In November 1998, the lawsuits were settled and all claims dismissed with prejudice. The Company incurred no expense in the settlement other than its own legal fees.

     In September 1997, a lawsuit was commenced against PB Distributing by Chris Ivey and his company, Shelby and Associates (collectively, "Ivey"). The complaint alleged, among other things, that PB Distributing defrauded Ivey as part of Ivey's purchase of a distributing company from Walter Distributing Company and James Walter and that as a result, Ivey suffered damages of at least $390,000. In July 1998, the Company settled the litigation with Ivey. The $13,000 settlement included the release of all claims and the dismissal of the lawsuit.

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

                                                  SALES PRICES
                                                -----------------
          PERIOD OF QUOTATION                   HIGH        LOW
          -------------------                   ----        ---
          Fiscal 1997:
               First Quarter                    $4.25       $2.88
               Second Quarter                   $3.25       $1.94
               Third Quarter                    $2.75       $1.28
               Fourth Quarter                   $1.69       $0.94

          Fiscal 1998:
               First Quarter                    $1.44       $0.97
               Second Quarter                   $1.63       $1.09
               Third Quarter                    $1.44       $0.75
               Fourth Quarter                   $1.06       $0.41

     Nasdaq recently implemented rules changes increasing its quantitative listing standards that make it more difficult for companies to maintain compliance with the listing requirements for the Nasdaq SmallCap Market. One of such requirements is that the bid price of listed securities be equal to or greater than $1.00. As of November 9, 1998, the closing bid price of the Company's Common Stock had remained below $1.00 per share for thirty consecutive trading days. As a result, the Company received a notice from Nasdaq that the Company was not in compliance with the closing bid price requirements for continued listing of the Common Stock on the Nasdaq SmallCap Market and that such Common Stock would be de-listed after February 15, 1999 if the closing bid price was not equal to or greater than $1.00 per share for a period of at least ten consecutive trading days during the ninety-day period ending February 15, 1999. On February 9, 1999, the Company submitted to Nasdaq a request for a hearing to discuss the possibility of obtaining an extension of such ninety-day period. The Company's hearing request was granted by Nasdaq and is scheduled for April 16, 1999; the de-listing of the Common Stock has been stayed pending a determination by Nasdaq after the hearing. If Nasdaq denies the Company's request, or if the Company's request is granted but the Company's Common Stock fails to comply with the minimum closing bid price requirement for at least ten consecutive trading days during such extension period, then the Common Stock will likely be de-listed from the Nasdaq SmallCap Market. Upon any such de-listing, trading, if any, in the Common Stock would thereafter be conducted in the over-the-counter market in the so-called "pink sheets" or the "Electronic Bulletin Board" of the National Association of Securities Dealers, Inc.
("NASD"). As a consequence of such de-listing, an investor could find it more difficult to dispose of, or to obtain accurate quotations as to the price of the Company's Common Stock. See "ITEM 1. RISK FACTORS -- RISK OF LOW-PRICED STOCK."

     On March 19, 1999, there were 7,832,997 shares of Common Stock outstanding. As of such date, the shares of Common Stock were held of record by approximately 2,800 stockholders.

     The Company has never declared or paid any dividends on the shares of Common Stock. Management intends to retain any future earnings for the operation and expansion of the Company's business and does not anticipate paying any dividends at any time in the foreseeable future. In any event, certain debt agreements of the Company limit the Company's ability to declare and pay dividends.

     In December 1996, the Company completed an initial public offering of its common stock, par value $.01 per share (the "Common Stock"), pursuant to which 2,250,000 shares of Common Stock were offered and sold to the public. Of such shares, 1,882,652 shares were sold by the Company at an aggregate offering price of $6,589,282 and 367,348 shares were sold by the holders of the 9% Convertible Debentures at an aggregate offering price of $1,285,718. The initial public offering was underwritten by Paradise Valley Securities, Inc. (the "Underwriter"). The net proceeds to the Company from the sale of the 1,882,652 shares of Common Stock, after deducting underwriting discounts and commissions ($659,000), the expense of the Underwriter paid by the Company ($198,000) and the other expenses of the offering paid by the Company (approximately $432,000), were approximately $5,300,000. On January 6, 1997, an additional 337,500 shares of Common Stock were sold by the Company at an aggregate offering price of $1,181,250 upon the exercise by the Underwriter of an over-allotment option granted to it in connection with the initial public offering. After deducting applicable underwriting discounts and commissions ($118,000), the expense of the Underwriter paid by the Company ($35,000) and the other expenses paid by the Company (approximately $9,000), the Company received net proceeds of approximately $1,019,000 from the sale of such additional shares. As of December 31, 1998, all of the proceeds of the offering had been utilized by the Company for the following purposes: construction of the Company's Goodyear, Arizona manufacturing facility which was completed in August 1997 ($2,683,000), purchase and installation of new machinery and equipment in 1997 ($2,072,000), purchase of real estate ($19,000) and working capital ($1,545,000).

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

     YEAR ENDED DECEMBER 31, 1998 COMPARED TO THE YEAR ENDED DECEMBER 31, 1997

     Net sales for the year ended December 31, 1998 were $13,168,000, down $2,564,000, or 16%, from $15,732,000 for 1997. Sales of products manufactured by the Company accounted for 78% and 71% of the total sales in 1998 and 1997, respectively, while sales of products manufactured by others accounted for 22% and 29% in 1998 and 1997, respectively. The sale of the Texas distribution business in June 1997 represented approximately $1,452,000 of the total sales decline, consisting of $1,213,000 in sales of products manufactured by others and $239,000 in sales of Poore Brothers manufactured potato chips. An additional $697,000 decrease occurred in sales of products manufactured by others due to the elimination of several unprofitable product lines during the second quarter of 1997. These decreases were partially offset by increased revenue from other product lines of $282,000, or 11%. Manufactured potato chip sales for the year ended December 31, 1998 were $10,286,000, down $696,000, or 6%, from $10,982,000
(excluding PB Texas) for the year ended December 31, 1997. This decrease was driven principally by lower volume as a result of the Company's discontinuance of unprofitable promotion programs with certain customers and the shutdown of the Tennessee manufacturing facility in the third quarter of 1997. Sales of private label potato chips increased $649,000, or 60%, to $1,728,000 primarily as a result of sales to a new customer beginning in late 1997, helping to offset the overall decrease in manufactured potato chips.

     Gross profit for the year ended December 31, 1998, was $3,244,000, or 25% of net sales, as compared to $2,022,000, or 13% of net sales, for 1997. The $1,222,000 increase in gross profit, or 60%, occurred despite 16% lower sales. This increase is a result of the restructuring actions implemented in 1997, benefits from negotiated raw material cost savings and a continued improvement in manufacturing and operating efficiencies at the Company's Goodyear, Arizona facility.

     Operating expenses decreased to $3,603,000, or 27% of net sales for the year ended December 31, 1998, from $4,728,000, or 30% of net sales for 1997. This represented a $1,125,000 decrease, or 24%, compared to 1997. The decrease was primarily attributable to $164,000 in charges recorded by the Company in 1997 related to severance, equipment write-downs and lease termination costs in connection with the sale of the Company's Texas distribution business in June 1997; $581,000 in charges recorded by the Company in 1997 in connection with the closure of the LaVergne, Tennessee manufacturing facility in September 1997; and a decrease in selling, general and administrative expenses. Selling, general and administrative expenses decreased $380,000, or 10%, to $3,603,000 for the year ended December 31, 1998 from $3,982,000 for 1997 despite a $29,000 increase in depreciation and amortization and a $169,000, or 13%, increase in marketing, advertising and promotional spending. Offsetting these increases were a 21% decrease in payroll costs and $344,000 in lower sales-related expenses, office expenses and occupancy costs resulting from 1997's restructuring actions.

     Net interest expense increased to $515,000 for the year ended December 31, 1998 from $328,000 for 1997. This was due primarily to an increase in interest expense of $105,000 related to a full year of interest expense on the permanent financing of the Company's Arizona manufacturing facility and production equipment in 1998, and an $82,000 decrease in interest income generated from investment of the remaining proceeds of the initial public offering.

     The Company's net losses for the years ended December 31, 1998 and 1997 were $874,000 and $3,034,000, respectively. The reduction in net loss was attributable primarily to the increased gross profit and lower operating expenses, offset by higher net interest expense.

     YEAR ENDED DECEMBER 31, 1997 COMPARED TO THE YEAR ENDED DECEMBER 31, 1996

     Net sales decreased to $15,731,796 for the year ended December 31, 1997 from $17,960,484 for the year ended December 31, 1996. This represents a decrease of $2,228,688, or 12%. Poore Brothers(R) potato chip sales for 1997 were $9,758,977, down $485,900, or 5%, from $10,244,877 in 1996. The decrease was caused by (i) $750,000 in lower sales by the Company's Texas distribution business (sold in June 1997), (ii) $486,000 in lower sales attributed to the discontinuance of unprofitable pricing and promotion programs, and (iii) offset by $750,000 of increased sales by the Company's Arizona operations. For 1997, net sales from private label potato chips were $1,079,398, up $166,126 or 18% from $913,272 in 1996 primarily as a result of adding one new private label customer in September 1997. Net sales from low-fat potato chips were $382,713, up $84,818, or 28%, from $297,895 in 1996 (sales of which began in June 1996 and ceased in September 1997). Sales of products manufactured by others for 1997 were $4,510,708, down $1,993,732, or 31%, from $6,504,440 in 1996. The decrease was attributable to the sale of the Company's Texas distribution business ($1.3 million) and the discontinuance in Arizona of several unprofitable product lines manufactured by others ($0.7 million). For 1997 and 1996, sales of products manufactured by the Company accounted for 71% and 64%, respectively, of total sales, and sales of products manufactured by others accounted for 29% and 36%, respectively, of total sales. The decrease in the percentage of sales attributable to products manufactured by others was primarily due to the resignation of non-snack food distribution products from the Company's Arizona distribution business and the sale of the Company's Texas distribution business.

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

     The "Sale of Texas distribution business" reflects one-time restructuring charges of $164,383 related to the sale in June 1997. These charges include amounts related to asset write-downs of $97,000, salaries and benefits of $57,000 and lease termination expenses of $10,000.

     The "Closing of Tennessee manufacturing operation" reflects one-time restructuring charges of $581,492 in connection with the closure of the PB Southeast manufacturing operation in September 1997. These charges included amounts related to asset write-downs of $381,000, lease termination expenses of $55,000, other facility shutdown expenses of $33,000, freight associated with equipment transfers of $47,000 and severance and related benefits of $65,000.

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

LIQUIDITY AND CAPITAL RESOURCES

     Net working capital was $768,155 (a current ratio of 1.4:1) and $1,423,643 (a current ratio of 1.6:1) at December 31, 1998 and 1997, respectively. During 1998, the Company used $0.1 million of cash for operating activities, principally growth in receivables, invested $1.4 million in new equipment and the purchase of Tejas, and increased its debt financing by $0.2 million, resulting in an overall decrease in cash and cash equivalents of $1.3 million.

     On November 4, 1998, the Company signed the new $2.5 million Norwest Credit Agreement which includes a $2.0 million working capital line of credit (the "Norwest Line of Credit") and a $0.5 million term loan (the "Norwest Term Loan"). Borrowings under the Norwest Credit Agreement have been used to pay off borrowings under the Company's $1,000,000 Line of Credit with First Community Financial Corporation, to finance a portion of the consideration paid by the Company in connection with the Tejas acquisition, and for general working capital needs. The Norwest Line of Credit bears interest at an annual rate of prime plus 1.5% and matures in November 2001 while the Norwest Term Loan bears interest at an annual rate of prime plus 3% and requires monthly principal payments of approximately $28,000, plus interest, until maturity on May 1, 2000. The Norwest Credit Agreement is secured by receivables, inventories, equipment and general intangibles. Borrowings under the Norwest Line of Credit are based on 85% of eligible receivables and 60% of eligible inventories. As of December 31, 1998, the Company had a borrowing base of approximately $1,374,000 under the Norwest Line of Credit. The Norwest Credit Agreement requires the Company to be in compliance with certain financial performance criteria, including minimum debt service coverage ratio, minimum quarterly and annual operating results, and minimum quarterly and annual changes in book net worth. At December 31, 1998, the Company was not in compliance with a maximum quarterly net loss limitation of $50,000 (actual net loss of $146,366) and a minimum debt service coverage ratio requirement of not less than 0.50 to 1 (actual of 0.30 to 1) under the Norwest Credit Agreement. Such non-compliance has not to date resulted in an event of default under the Norwest Credit Agreement because Norwest granted the Company a waiver for the period ended December 31, 1998 and agreed to modify the financial ratio requirements for future periods. Management believes that the fulfillment of the Company's plans and objectives will enable the Company to attain a sufficient level of profitability to be in compliance with the financial performance criteria; however, there can be no assurance that the Company will attain any such profitability or be in compliance. Any acceleration under the Norwest Credit Agreement could have a material adverse effect upon the Company. As of December 31, 1998, there was an outstanding balance of $847,013 on the Norwest Line of Credit and $472,222 on the Norwest Term Loan. On November 4, 1998, pursuant to the terms of the Norwest Credit Agreement, the Company issued to Norwest a warrant (the "Norwest Warrant") to purchase 50,000 shares of Common Stock for an exercise price of $0.93375 per share. The Norwest Warrant is exercisable until November 3, 2003, the date of termination of the Norwest Warrant, and provides the holder thereof certain demand and piggyback registration rights.

     The Company's previous $1.0 million working capital line of credit from First Community Financial Corporation was renewed as of May 31, 1998 for a six-month period. In November 1998, the outstanding balance was paid off from borrowings under the Norwest Credit Agreement.

     In connection with the Company's sale of the Texas distribution business in June 1997 and the closure of the LaVergne, Tennessee manufacturing operation in September 1997, $478,000 of the $746,000 in total charges represented non-cash asset write-downs. Of the $268,000 which required cash payments, $187,000 was paid in 1997, and the remaining $81,000 was paid in January 1998. In connection with the Company's closure of the LaVergne, Tennessee manufacturing operation and the relocation of certain assets to Arizona, the outstanding balance ($160,000) on a Commercial Development Block Grant from the State of Tennessee was paid off using working capital in January 1998.

     Completion of the Company's Goodyear, Arizona manufacturing, distribution and headquarters facility, along with the purchase and installation of equipment, required funds of $2,950,812 during 1997. These capital expenditures were funded by the refinancing of a short-term construction loan into a permanent $2.0 million mortgage financing arrangement, financing of $862,961 under equipment financing leases and proceeds from the Company's 1996 initial public offering. The $2.0 million mortgage loan, from Morgan Guaranty Trust Company of New York, bears interest at 9.03% per annum and is secured by the building and the land on which it is located. The loan matures on July 1, 2012; however monthly principal and interest installments of $18,425 are determined based on a twenty-year amortization period.

     The Company has entered into a variety of capital and operating leases for the acquisition of equipment and vehicles. The leases generally have five-year terms. In June 1997, the Company entered into five-year capital leases at 9.06% with FINOVA Capital Corporation for new production equipment installed at the Arizona facility. In 1997, the Company entered into leases for equipment with an aggregate fair market value of $863,000. On February 28, 1997, in connection with the construction of the Goodyear, Arizona facility, the Company sold existing land and buildings (comprising the Company's previous Arizona manufacturing facility) for net proceeds of approximately $710,000. The carrying value of the disposed property approximated the net proceeds and the sale had an immaterial impact on the results of operations. Proceeds from the sale were used primarily to pay off related mortgage debt and notes payable totaling approximately $650,000.

     In January 1997, the Company sold 337,500 additional shares of Common Stock pursuant to an over-allotment option granted to the Underwriter in the Company's December 1996 initial public offering. Net proceeds from the sale approximated $1,000,000. In connection with the initial public offering, the Underwriter was granted a warrant to purchase 225,000 shares of Common Stock at $4.38 per share, which is exercisable through December 6, 2001.

     At December 31, 1998, the Company had outstanding 9% Convertible Debentures due July 1, 2002 in the principal amount of $2,229,114. The 9% Convertible Debentures are secured by land, building, equipment and intangibles. Interest on the 9% Convertible Debentures is paid by the Company on a monthly basis. Monthly principal payments of approximately $20,000 are required to be made by the Company beginning in November 1999 through June 2002. For the period November 1, 1998 through October 31, 1999, Renaissance Capital (the holder of $1,718,094 of 9% Convertible Debentures) agreed to waive all mandatory principal redemption payments and to accept 183,263 unregistered shares of the Company's Common Stock in lieu of cash interest payments. Also in connection with such waiver, the Company agreed to decrease the conversion price of the 9% Convertible Debentures from $1.09 to $1.00. As of December 31, 1998, the Company was not in compliance with a financial ratio that the Company is required to maintain while the 9% Convertible Debentures are outstanding, related to a required interest coverage ratio of 1.0:1(actual of .92:1). However, the holders of the 9% Convertible Debentures had previously granted the Company a waiver as to such financial ratio effective through June 30, 1999. As consideration for the granting of such waiver, as of February 1998 the Company issued warrants to Renaissance Capital and Wells Fargo, the holders of the 9% Convertible Debentures, representing the right to purchase 25,000 and 7,143 shares of the Company's Common Stock, respectively, at an exercise price of $1.00 per share. Each warrant became exercisable upon issuance and expires on July 1, 2002. As a result of an event of default, the holders of the 9% Convertible Debentures have the right, upon written notice and after a thirty-day period during which such default may be cured, to demand immediate payment of the then unpaid principal and accrued but unpaid interest under the Debentures. The Company is currently in compliance with the other financial ratios, including working capital of at least $500,000; a minimum of $4,500,000 shareholders' equity; and a current ratio at the end of any fiscal quarter of at least 1.1:1. Management believes that the achievement of the Company's plans and objectives will enable the Company to attain a sufficient level of profitability to remain in compliance with the financial ratios. There can be no assurance, however, that the Company will attain any such profitability and be in compliance with the financial ratios upon the expiration of the waivers. Any acceleration under the 9% Convertible Debentures prior to their maturity on July 1, 2002 could have a material adverse effect upon the Company.

         At December 31, 1998, the Company had net operating losses available for federal and state income taxes of approximately $5,510,000. The Company's ability to utilize its net operating losses to offset future taxable income may be limited under the Internal Revenue Code Section 382 change in ownership rules. A valuation allowance has been provided since the Company believes the realizability of the deferred tax asset does not meet the more likely than not criteria under SFAS 109, "Accounting for Income Taxes." The Company's accumulated net operating losses expire in varying amounts between 2010 and 2018.

MANAGEMENT'S PLANS

     In connection with the implementation of the Company's business strategy, the Company may incur additional operating losses in the future and is likely to require future debt or equity financings (particularly in connection with future strategic acquisitions). Expenditures relating to acquisition-related integration costs, market and territory expansion and new product development may adversely affect selling, general and administrative expenses and consequently may adversely affect operating and net income. These types of expenditures are expensed for accounting purposes as incurred, while revenue generated from the result of such expansion may benefit future periods. As a result of the 1997 restructuring actions and the 1998 Tejas acquisition, management believes that the Company will generate positive cash flow from operations in 1999, which, along with its existing working capital and borrowing facilities, should enable the Company to meet its operating cash requirements through 1999. The belief is based on current operating plans and certain assumptions, including those relating to the Company's future revenue levels and expenditures, industry and general economic conditions and other conditions. If any of these factors change, the Company may require future debt or equity financings to meet its business requirements. There can be no assurance that any required financings will be available or, if available, on terms attractive to the Company.

INFLATION AND SEASONALITY

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

     The Company processes much of its data using licensed computer programs from third parties, including its accounting software. Such third parties have advised the Company that they have made all necessary programming changes to such computer programs to address the Year 2000 issue. The Company tested its systems for Year 2000 compliance during the first half of 1998 and discovered that certain database information utilized by the Company for purposes of order entry, billing and accounts receivables is not Year 2000 compliant, although the underlying database software is Year 2000 compliant. The Company intends to implement corrective measures with respect to such database information during the third quarter of 1999. The Company does not expect to incur significant expenses in connection with such corrective measures. In addition, the Company believes that, notwithstanding the foregoing, it has no material internal risk in connection with the potential impact of the Year 2000 issue on the processing of date sensitive information by the Company's computerized information systems.

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

ITEM 7. FINANCIAL STATEMENTS
                                                                       PAGE
                                                                       ----
REPORTS

Report of independent public accountants with respect to
  financial statements for the years ended December 31, 1998
  and 1997                                                              31

FINANCIAL STATEMENTS

Consolidated balance sheets as of December 31, 1998 and 1997            32
Consolidated statements of operations for the years ended
  December 31, 1998 and 1997                                            33
Consolidated statements of shareholders' equity for the years
  ended December 31, 1998 and 1997                                      34
Consolidated statements of cash flows for the years ended
  December 31, 1998 and 1997                                            35
Notes to consolidated financial statements                              36

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Information with respect to this Item 8 is hereby incorporated by reference from the Company's "Current Report on Form 8-K" filed by the Company with the Commission on January 7, 1998.

                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

         The executive officers and Directors of the Company, and their ages, are as follows:

    NAME                  AGE                        POSITION
    ----                  ---                        --------
    Eric J. Kufel         32       President, Chief Executive Officer, Director
    Glen E. Flook         40       Vice President-Manufacturing
    Thomas W. Freeze      47       Vice President, Chief Financial Officer,
                                     Treasurer, and Secretary
    Thomas G. Bigham      45       Vice President of Sales-Texas
    Wendell T. Jones      58       Vice President of Sales-Arizona
    Kevin M. Kohl         43       Vice President of Sales-Texas
    James M. Poore        52       Vice President
    Mark S. Howells       45       Chairman, Director
    James W. Myers        64       Director
    Robert C. Pearson     63       Director
    Aaron M. Shenkman     58       Director

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

THOMAS G. BIGHAM. Mr. Bigham has been Vice President of Sales - Texas since November 1998. From December 1996 to November 1998, Mr. Bigham was President of Tejas, whose business and certain assets were purchased by the Company in November 1998. From 1994 to December 1996, Mr. Bigham was President of Eagle Brands of Houston, Inc.

WENDELL T. JONES. Mr. Jones has been the Vice President of Sales-Arizona since August 1998. From February 1997 to August 1998, Mr. Jones served as Director of Sales-Arizona. Previously, Mr. Jones was National Sales Manager of the Company from January 1996 to February 1997. From 1969 to 1996, Mr. Jones served in various capacities at Frito-Lay, Inc., including Director of Sales, Operations Manager and Manager-Trade Development.

KEVIN M. KOHL. Mr. Kohl has been Vice President of Sales - Texas since November 1998. From July 1996 to November 1998, Mr. Kohl was Executive Vice President of Tejas, whose business and certain assets were purchased by the Company in November 1998. From July 1994 to June 1996, Mr. Kohl was President of Mighty Eagle, Inc. d/b/a Atlanta Eagle. From June 1992 to July 1994, Mr. Kohl was a Regional Director of Eagle Snacks, Inc.

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

MARK S. HOWELLS. Mr. Howells has served as Chairman of the Board of the Company since March 1995. For the period from March 1995 to August 1995, Mr. Howells also served as President and Chief Executive Officer of the Company. He has served as the Chairman of the Board of PB Southeast, a subsidiary of the Company, since its inception in May 1993 and served as its President and Chief Executive Officer from May 1993 to August 1994. Since 1988, Mr. Howells has devoted a majority of his time to serving as the President and Chairman of Arizona Securities Group, Inc. d/b/a Puglisi Howells & Co., a registered securities broker-dealer.

JAMES W. MYERS. Mr. Myers has served as a Director since January 1999. Mr. Myers has been President of Myers Management & Capital Group, Inc., a consulting firm specializing in strategic, organizational and financial advisory services to CEO's, since January 1996. From December 1989 to December 1995, Mr. Myers served as President of Myers, Craig, Vallone & Francois, Inc., a management and corporate finance consulting firm. Previously, Mr. Myers was an executive with a variety of consumer goods companies. Mr. Myers is currently a director of ILX Resorts, Inc., a publicly traded time-share sales and resort property company.

ROBERT C. PEARSON. Mr. Pearson has served as a Director of the Company since March 1996. Mr. Pearson has been Senior Vice President-Corporate Finance for Renaissance Capital Group, Inc. since April 1997. Previously, Mr. Pearson had been an independent financial and management consultant specializing in investments with emerging growth companies. He has performed services for Renaissance Capital Partners ("RCP") in connection with the Company and other RCP investments. RCP is the operating manager of Renaissance Capital Growth & Income Fund III, Inc. ("Renaissance Capital"), the owner of a 9% Convertible Debenture. From 1990 to 1994, Mr. Pearson served as Executive Vice President and Chief Financial Officer of Thomas Group, Inc., a publicly traded consulting
firm.  Prior  to  1990,  Mr.  Pearson  was  Vice   President-Finance   of  Texas
Instruments, Incorporated. Mr. Pearson is currently a director of Tava Technologies, Inc. (a publicly traded information technology services company), Dexterity Surgical, Inc. (a publicly traded surgical instruments manufacturer and distributor), and Interscience Computer, Inc. (a distributor of consumables for laser printers).

         Pursuant to the Debenture Loan Agreement, so long as the 9% Convertible Debentures have not been fully converted into shares of Common Stock or redeemed or paid by the Company, Renaissance Capital shall be entitled to designate a nominee to the Company's Board of Directors subject to election by the Company's stockholders. Renaissance Capital designated Mr. Pearson as a nominee to the Board of Directors.

AARON M. SHENKMAN. Mr. Shenkman has served as a Director of the Company since June 1997. He has served as the General Partner of Managed Funds LLC since October 1997. He served as the Vice-Chairman of Helen of Troy Corp., a distributor of personal care products, from March 1997 to October 1997. From February 1984 to February 1997, Mr. Shenkman was the President of Helen of Troy Corp. From 1993 to 1996, Mr. Shenkman also served as a Director of Craftmade International, a distributor of ceiling fans.

     Effective December 31, 1998, Jeffrey J. Puglisi resigned as a Director of the Company.

INFORMATION REGARDING BOARD OF DIRECTORS AND COMMITTEES

     The Board of Directors conducts its business through meetings of the Board of Directors and through its standing committees. As of the date of this Proxy Statement, two committees have been established, an Audit Committee and a Compensation Committee. The Board of Directors does not currently utilize a Nominating Committee or committee performing similar functions.

     The Audit Committee: (i) makes recommendations to the Board of Directors as to the independent accountants to be appointed by the Board of Directors; (ii) reviews with the independent accountants the scope of their examinations; (iii) receives the reports of the independent accountants for the purpose of reviewing and considering questions relating to their examination and such reports; (iv) reviews, either directly or indirectly or through independent accountants, the internal accounting and auditing procedures of the Company; (v) reviews related party transactions; and (vi) performs such other functions as may be assigned to it from time to time by the Board of Directors. The Audit Committee is comprised of three members of the Board of Directors, Messrs. Pearson, Howells and Myers. The Chairman of the Audit Committee is Mr. Pearson. The Audit Committee was established on October 22, 1996.

     The Compensation Committee reviews and recommends the compensation of executive officers and key employees. The Compensation Committee is comprised of three members of the Board of Directors, Messrs. Howells, Shenkman and Myers.

The Chairman of the Compensation Committee is Mr. Shenkman. The Compensation Committee was established on June 12, 1997.

COMPENSATION OF DIRECTORS

     In May 1998, the Company granted options to purchase 10,000 shares of the Company's Common Stock to each person who was elected to the Board of Directors at the 1998 Annual Meeting of Shareholders. Such options, which have an exercise price of $1.3125 per share, will vest on June 18, 1999 and have a term of five years. In addition, Mr. Myers, who was newly elected to the Board of Directors on January 12, 1999, was granted an option to purchase 10,000 shares of Common Stock at an exercise price of $0.59375 per share with a term of five years and exercisable on the date of grant.

     In the future, in order to attract and retain highly competent persons as Directors and as compensation for Directors' service on the Board, the Company may, from time to time, grant additional stock options or issue shares of Common Stock to Directors.

     Directors are reimbursed for out-of-pocket expenses incurred in attending meetings of the Board of Directors and for other expenses incurred in their capacity as directors.

                             EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

     The following table sets forth certain information regarding compensation paid during each of the Company's last three fiscal years, as applicable, to the Company's Chief Executive Officer and those other executive officers of the Company whose salary and bonuses, if any, exceeded $100,000 for the Company's fiscal year ended December 31, 1998.

                           SUMMARY COMPENSATION TABLE
                                                                               LONG TERM
                                                   ANNUAL COMPENSATION        COMPENSATION
                                                   -------------------        ------------
                                                                                  AWARDS
          NAME AND                                            OTHER ANNUAL    STOCK OPTIONS    ALL OTHER
     PRINCIPAL POSITION        YEAR     SALARY      BONUS     COMPENSATION       GRANTED      COMPENSATION
     ------------------        ----    -------     -------    -------------   -------------   ------------
Eric J. Kufel (1)              1998    $119,423         --      $6,975(4)       390,000(5)           --
  President, Chief Executive   1997    $ 99,519         --      $7,381(4)       350,000(5)           --
  Officer and Director         1996          --         --          --               --              --
Glen E. Flook (2)              1998    $ 98,654    $15,000      $  350(4)       130,000(5)           --
  Vice President-              1997    $ 74,904    $30,000          --          105,000(5)      $63,143(6)
  Manufacturing                1996          --         --          --               --              --
Thomas W. Freeze (3)
  Vice President,
  Chief Financial              1998    $109,038         --          --          195,000(5)           --
  Officer, Secretary and       1997    $ 71,481         --          --          155,000(5)           --
  Treasurer                    1996          --         --          --             --                --

----------
(1) Mr. Kufel has served as President, Chief Executive Officer and a Director of the Company since February 1997.
(2)  Mr. Flook has served as Vice President-Manufacturing since March 1997.
(3) Mr. Freeze has served as Vice President, Chief Financial Officer, Secretary and Treasurer since April 1997.
(4) Represents the value of company automobiles provided to Mr. Kufel and Mr. Flook for their exclusive use.
(5) Stock options to purchase 300,000, 75,000 and 125,000 shares of Common Stock were granted to Messrs. Kufel, Flook and Freeze, respectively, in September 1998 for the purpose of effecting a repricing of stock options for the same numbers of shares granted to them by the Company in 1997. In connection therewith, the 1997 stock options were cancelled. See "OPTION GRANTS IN LAST FISCAL YEAR."
(6) Represents payments made to, and expenses paid on behalf of, Mr. Flook in connection with his relocation to Arizona upon obtaining employment with the Company.

     The following table sets forth information concerning stock options granted during the fiscal year ended December 31, 1998 for the individuals shown in the Summary Compensation Table. No stock appreciation rights ("SARs") were granted in connection with any such stock options during the fiscal year ended December 31, 1998.

                        OPTION GRANTS IN LAST FISCAL YEAR
                               (INDIVIDUAL GRANTS)

                     NUMBER OF SHARES OF     PERCENT OF TOTAL OPTIONS
                   COMMON STOCK UNDERLYING     GRANTED TO EMPLOYEES     EXERCISE PRICE
NAME                  OPTIONS GRANTED(1)        IN FISCAL YEAR (5)        PER SHARE      EXPIRATION DATE
----                  ------------------        ------------------        ---------      ---------------
Eric J. Kufel              90,000                      11.0%              $1.015625      January 28, 2003
                          300,000(2)                   36.8%              $1.25    (6)   September 14, 2003
Glen E. Flook              55,000                       6.8%              $1.105625      January 28, 2003
                           75,000(3)                    9.2%              $1.25    (6)   September 14, 2003
Thomas W. Freeze           70,000                       8.6%              $1.015625      January 28, 2003
                          125,000(4)                   15.3%              $1.25    (6)   September 14, 2003

----------
(1) All listed stock options vest over a three-year period from the date of grant.
(2) Granted to Mr. Kufel for the purpose of effecting a repricing of a stock option to purchase 300,000 shares of Common Stock granted to him by the Company in 1997. In connection therewith, the 1997 stock option (with an exercise price of $3.5625 per share) was cancelled. The new stock option vests over a period of three years from the date of grant in September 1998. See "REPRICING OF STOCK OPTIONS."
(3) Granted to Mr. Flook for the purpose of effecting a repricing of a stock option to purchase 75,000 shares of Common Stock granted to him by the Company in 1997. In connection therewith, the 1997 stock option (with an exercise price of $3.9375 per share) was cancelled. The new stock option vests over a period of three years from the date of grant in September 1998. See "REPRICING OF STOCK OPTIONS."
(4) Granted to Mr. Freeze for the purpose of effecting a repricing of a stock option to purchase 125,000 shares of Common Stock granted to him by the Company in 1997. In connection therewith, the 1997 stock option (with an exercise price of $2.8750 per share) was cancelled. The new stock option vests over a period of three years from the date of grant in September 1998. See "REPRICING OF STOCK OPTIONS."
(5) For purposes of calculating these percentages, stock options to purchase an aggregate of 40,000 shares of Common Stock granted to non-employee Directors during fiscal 1998 were excluded from Total Options Granted to Employees in Fiscal Year.
(6) The average last sale price for the 30 consecutive trading days immediately prior to the grant date was $0.97 per share.

     The following table sets forth information concerning the number and value of unexercised stock options at December 31, 1998 held by the individuals shown in the Summary Compensation Table. None of such persons held any SARs at December 31, 1998 or exercised any SARs during 1998.

               AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
                          FISCAL YEAR END OPTION VALUES

                   NUMBER OF    AGGREGATE      NUMBER OF SHARES OF COMMON          VALUE OF UNEXERCISED
                    SHARES        VALUE       STOCK UNDERLYING UNEXERCISED        IN-THE-MONEY OPTIONS AT
                   RECEIVED      REALIZED     OPTIONS AT DECEMBER 31, 1998         DECEMBER 31, 1998 (1)
                     UPON         UPON       -----------------------------    -----------------------------
    NAME           EXERCISE      EXERCISE    EXERCISABLE     UNEXERCISABLE    EXERCISABLE     UNEXERCISABLE
    ----           --------      --------    -----------     -------------    -----------     -------------
Eric J. Kufel         --           --            16,667          423,333           --               --
Glen E. Flook         --           --            10,000          150,000           --               --
Thomas W. Freeze      --           --            10,000          215,000           --               --

----------
(1) Value is the difference between the market value of the Company's Common Stock on December 31, 1998, which was $0.59 per share (based upon the last sales price of the Common Stock on the Nasdaq SmallCap Market), and the exercise price.

STOCK OPTION PLAN

     The Company's 1995 Poore Brothers, Inc. Stock Option Plan (the "Stock Option Plan") is designed to attract and retain highly competent persons as directors, officers and key employees of the Company and its subsidiaries by providing them with opportunities to acquire shares of Common Stock. The Stock Option Plan is administered by the Company's Board of Directors or a committee appointed by the Board, which determines the persons to whom options are granted, and the number and terms of the options, including the exercise price. The Stock Option Plan is currently administered by the Board of Directors and no stock option committee has been appointed to date. Options granted under the Stock Option Plan have such vesting and exercise periods as the Board of Directors may determine; provided that no option may be exercisable earlier than six months after the date of grant and no option may have a term longer than ten years. 1,500,000 shares of Common Stock are currently reserved for issuance under the Stock Option Plan. As of March 19,1999, options to purchase 1,152,850 shares of Common Stock were granted and outstanding under the Stock Option Plan and a total of 206,817 remained eligible for future grants. The number of shares underlying options granted under the Stock Option Plan are subject to adjustment under certain circumstances.

STOCK OPTIONS GRANTED OUTSIDE THE STOCK OPTION PLAN

     In addition to stock options granted under the Stock Option Plan, the Company has granted stock options to purchase an aggregate of 820,000 shares of Common Stock to Mr. Howells (385,000), a Director of the Company, as well as Messrs. Jeffrey J. Puglisi (385,000) and Parris H. Holmes, Jr. (50,000), former Directors of the Company. The options vested on their respective dates of grant and expire ten years from the dates of grant.

REPRICING OF STOCK OPTIONS

     Each of Messrs. Kufel, Freeze and Flook joined the Company in the first half of 1997. Upon commencement of employment, each person was granted an option (each, an "Employment Agreement Stock Option") to purchase shares of the Company's Common Stock pursuant to the 1995 Poore Brothers, Inc. Stock Option Plan (the "Stock Option Plan") pursuant to the terms of his employment agreement: Mr. Kufel was granted an option to purchase 300,000 shares of Common Stock at an exercise price of $3.5625; Mr. Freeze was granted an option to purchase 125,000 shares of Common Stock at an exercise price of $2.875 per share; and Mr. Flook was granted an option to purchase 75,000 shares of Common Stock at an exercise price of $3.9375 per share.

     In 1997 and 1998, during which the Company implemented and completed its restructuring program and refocused its efforts on expanding the Company's business, the market value of the Company's Common Stock experienced a substantial decline. As a result, by the latter part of 1998, all of the Employment Agreement Stock Options were "out-of-the-money" (i.e., the exercise prices of the options were higher than the current market price of the Common Stock), in each case by a large amount. At the same time, due to the strength of the national and local economies, competition for qualified management and other key employees intensified.

     In light of the contributions of Messrs. Kufel, Freeze and Flook to the Company in connection with the restructuring and the implementation of the Company's business plan, and in order to encourage each such person to remain in the employ of the Company, on September 14, 1998 the Company's Board of Directors (acting without Mr. Kufel) authorized the Company to offer each such person the right to cancel his out-of-the-money Employment Agreement Stock Option in exchange for a replacement stock option to purchase the same number of shares of Common Stock with an exercise price of $1.25 per share. The average last sale price of the Common Stock for the 30 consecutive trading days immediately prior to the grant date was $0.97 per share. In addition, the term and exercisability of the replacement options were reset such that the measurement periods commenced on the grant date of the replacement options. Otherwise, the replacement option terms remained the same as the terms of the Employment Agreement Stock Options.

     Each of Messrs. Kufel, Freeze and Flook elected to participate in the repricing. The total number of shares of Common Stock subject to outstanding stock options was not impacted by the repricing, since the number of shares of Common Stock underlying the Employment Agreement Stock Options and the replacement options was the same.

EMPLOYMENT AGREEMENTS

     Mr. Eric J. Kufel was appointed as President and Chief Executive Officer and elected to the Board of Directors of the Company effective February 3, 1997. Mr. Kufel is employed under an "at will" employment agreement which provides for a base salary of $115,000 per year, use of a Company automobile and participation in Company bonus plans, the terms of which are yet to be determined. Mr. Kufel's salary is subject to increases at the discretion of the Company's Board of Directors. Pursuant to his employment agreement, on January 24, 1997 Mr. Kufel was granted a stock option to purchase 300,000 shares of Common Stock at a price of $3.5625 per share. In September 1998, the stock option was cancelled and a new stock option for the same number of shares was issued to Mr. Kufel in order to effect a repricing. The exercise price of the new stock option is $1.25 per share. The stock option vests over a three-year period and expires five years from the date of grant. See "OPTION GRANTS IN LAST FISCAL YEAR" and "REPRICING OF STOCK OPTIONS." Mr. Kufel's employment agreement contains a non-compete covenant.

     Mr. Glen E. Flook has served as Vice President-Manufacturing since March 3, 1997. Mr. Flook is employed under an "at will" employment agreement that provides for a base salary of $95,000 per year and for participation in Company bonus plans, the terms of which are yet to be determined. Mr. Flook's salary is subject to increases at the discretion of the Company's Board of Directors. Pursuant to his employment agreement, on February 14, 1997 Mr. Flook was granted a stock option to purchase 75,000 shares of Common Stock at a price of $3.9375 per share. In September 1998, the stock option was cancelled and a new stock option for the same number of shares was issued to Mr. Flook in order to effect a repricing. The exercise price of the new stock option is $1.25 per share. The stock option vests over a three-year period and expires five years from the date of grant. See "OPTION GRANTS IN LAST FISCAL YEAR" and "REPRICING OF STOCK OPTIONS." In addition, the Company made payments to and paid expenses on behalf of Mr. Flook in 1997 in an aggregate amount of $63,143 for expenses incurred by him in connection with his relocation to Arizona upon the commencement of his employment with the Company. Mr. Flook's employment agreement contains a non-compete covenant.

     Mr. Thomas W. Freeze has served as Vice President, Chief Financial Officer, Secretary and Treasurer since April 10, 1997. Mr. Freeze is employed under an "at will" employment agreement that provides for a base salary of $105,000 per year and for participation in Company bonus plans, the terms of which are yet to be determined. Mr. Freeze's salary is subject to increases at the discretion of the Company's Board of Directors. Pursuant to his employment agreement, on April 10, 1997 Mr. Freeze was granted a stock option to purchase 125,000 shares of Common Stock at a price of $2.875 per share. In September 1998, the stock option was cancelled and a new stock option for the same number of shares was issued to Mr. Freeze in order to effect a repricing. The exercise price of the new stock option is $1.25 per share. The stock option vests over a three-year period and expires five years from the date of grant. See "OPTION GRANTS IN LAST FISCAL YEAR" and "REPRICING OF STOCK OPTIONS."

     In addition to Mr. Kufel, Mr. Flook and Mr. Freeze, certain other executive officers of the Company have entered into employment agreements with the Company.

                 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

     The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of the Record Date by (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding Common Stock, (ii) each director and nominee for director of the Company, (iii) each executive officer of the Company listed in the Summary Compensation Table set forth in "Executive Compensation" above, and (iv) all executive officers and directors of the Company as a group, as of the Record Date.

                                                       AMOUNT AND NATURE OF     PERCENT OF SHARES OF
                                                       BENEFICIAL OWNERSHIP         COMMON STOCK
      NAME AND ADDRESS OF BENEFICIAL OWNER              OF COMMON STOCK (1)    BENEFICIALLY OWNED (2)
      ------------------------------------             --------------------    ----------------------
Mark S. Howells.......................................     768,137 (3)                  9.3%
   2390 E. Camelback Road
   Suite 203
   Phoenix, AZ 85016
Eric J. Kufel.........................................      51,667 (4)                  0.7
   3500 S. La Cometa Drive
   Goodyear, AZ 85338
James W. Myers........................................      10,000 (5)                  0.1
   5050 N. 40th Street
   Suite 100
   Phoenix, AZ 85018
Robert C. Pearson.....................................      15,000 (6)                  0.2
   8080 North Central Expressway
   Suite 210/LB59
   Dallas, TX 75206
Aaron M. Shenkman.....................................      35,000 (7)                  0.4
   716 Gary Lane
   El Paso, TX 79922

Glen E. Flook.........................................      29,333 (8)                  0.4
   3500 S. La Cometa Drive
   Goodyear, AZ 85338
Thomas W. Freeze......................................      35,333 (9)                  0.4
   3500 S. La Cometa Drive
   Goodyear, AZ 85338
Jeffrey J. Puglisi....................................     825,001 (10)                10.0
   2390 E. Camelback Road
   Suite 203
   Phoenix, AZ 85016
Renaissance Capital Growth & Income Fund III, Inc.....   1,926,357 (11)                19.7
   8080 North Central Expressway
   Suite 210/LB59
   Dallas, TX 75206
Tejas Snacks, L.P. ...................................     400,000 (12)                 5.1
   Rt. 1, Box 66A
   Brookshire, TX 77423
Wells Fargo Small Business Investment Company, Inc....     511,020 (13)                 6.2
   One Montgomery Street
   West Tower, Suite 2530
   San Francisco, CA 94104
All executive officers and directors as
    a group (11 persons) (14).........................   1,398,303 (14)                17.4

----------
(1) Unless otherwise indicated, each of the persons named has sole voting and investment power with respect to the shares reported.
(2) Shares of Common Stock which an individual or group has a right to acquire within 60 days pursuant to the exercise of options or warrants are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the ownership percentage of any other person shown in the table. On the Record Date, the date as of which these percentages are calculated, there were 7,832,997 shares of Common Stock issued and outstanding.
(3) Includes 400,000 shares of Common Stock issuable upon the exercise of stock options (385,000 of which were granted outside of the Stock Option Plan by Mr. Howells that are exercisable within 60 days. Excludes (i) 40,000 shares of Common Stock held of record by trusts with Jeannie L. Howells, the former wife of Mr. Howells, for the benefit of Mr. Howells' children, and
     (ii) 10,000 shares of Common Stock issuable upon the exercise of stock options which have not yet vested and which are not exercisable within 60 days.
(4) Includes 46,667 shares of Common Stock issuable upon the exercise of stock options by Mr. Kufel that are exercisable within 60 days. Excludes 393,333 shares of Common Stock issuable upon the exercise of stock options which have not yet vested and which are not exercisable within 60 days.
(5) Includes 10,000 shares of Common Stock issuable upon the exercise of stock options by Mr. Myers that are exercisable within 60 days.
(6) Includes 15,000 shares of Common Stock issuable upon the exercise of stock options by Mr. Pearson that are exercisable within 60 days. Excludes 10,000 shares of Common Stock issuable upon the exercise of stock options by Mr. Pearson which have not yet vested and that are not exercisable within 60 days.
(7) Includes 25,000 shares of Common Stock issuable upon the exercise of stock options by Mr. Shenkman that are exercisable within 60 days. Excludes 10,000 shares of Common Stock issuable upon the exercise of stock options by Mr. Shenkman which have not yet vested and that are not exercisable within 60 days.
(8) Includes 28,333 shares of Common Stock issuable upon the exercise of stock options by Mr. Flook that are exercisable within 60 days. Excludes 131,667 shares of Common Stock issuable upon the exercise of stock options which have not yet vested and which are not exercisable within 60 days.
(9) Includes 33,333 shares of Common Stock issuable upon the exercise of stock options by Mr. Freeze that are exercisable within 60 days. Excludes 191,667 shares of Common Stock issuable upon the exercise of stock options which have not yet vested and which are not exercisable within 60 days.
(10) Includes 400,000 shares of Common Stock issuable upon the exercise of stock options (385,000 of which were granted outside of the Stock Option Plan) by Mr. Puglisi that are exercisable within 60 days.
(11) Reflects 1,718,094 shares of Common Stock that would be issued upon the conversion of the 9% Convertible Debentures, assuming that such conversion was effected at the conversion price; 25,000 shares of Common Stock that would be issued upon exercise of a warrant; and 183,263 shares already issued by the Company in lieu of cash interest for the period November 1,

     1998 through October 31, 1999. Russell Cleveland exercises control over the 9% Convertible Debenture owned by Renaissance.
(12) Reflects shares of Common Stock issued by the Company in connection with the acquisition of the Tejas Snacks, L.P. business and certain assets in November 1998. Thomas G. Bigham and Kevin M. Kohl are the beneficial owners of 210,000 and 86,000 shares, respectively.
(13) Reflects 511,020 shares of Common Stock that would be issued upon the conversion of the 9% Convertible Debentures, assuming that such conversion was effected at the conversion price, and 7,143 shares of Common Stock that would be issued upon exercise of a warrant. John P. Whaley is the designated representative of Wells Fargo and, as such, exercises control over the 9% Convertible Debenture held by Wells Fargo.
(14) Includes (i) 994,866 shares of Common Stock which are issuable upon the exercise of stock options that are exercisable within 60 days (224,866 of which were granted pursuant to the Stock Option Plan and 770,000 of which were granted outside of the Stock Option Plan). Excludes 733,134 shares of Common Stock issuable upon the exercise of stock options which have not yet vested and which are not exercisable within 60 days.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     Paragraph Section 16(a) of the Exchange Act requires that the Company's directors, executive officers and persons who own more than 10% of the Company's Common Stock, file with the Commission initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than 10% shareholders are required by Commission regulation to furnish the Company with copies of all Section 16(a) reports they file. To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and written representations, during the fiscal year ended December 31, 1998, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with, except that Renaissance Capital did not file in a timely manner a report pertaining to its receipt as of February 1998 of a warrant to purchase 25,000 shares of Common Stock. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION - LIQUIDITY AND CAPITAL RESOURCES."

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     From February 1997 to October 1997, a construction company owned by Matthew Howells, a brother of Mark S. Howells, provided construction management services to the Company in connection with the Company's Arizona manufacturing facility. The Company paid $67,600 for these services.

     As of February 1998, the Company issued warrants to Renaissance Capital and Wells Fargo, the holders of the Company's 9% Convertible Debentures, representing the right to purchase 25,000 and 7,143 shares of the Company's Common Stock, respectively, at an exercise price of $1.00 per share. Each warrant became exercisable upon issuance and expires on July 1, 2002. The warrants were issued in consideration for the waiver by Renaissance Capital and Wells Fargo, through June 30, 1999, of a financial covenant that the Company is subject to so long as the 9% Convertible Debentures remain outstanding.

     In November 1998, the Company purchased the business and certain assets of Tejas. See "BUSINESS - COMPANY HISTORY." Thomas G. Bigham and Kevin M. Kohl are beneficial owners of Tejas and, upon the consummation of the transaction, became executive officers of the Company. The Company issued 400,000 shares of Common Stock to Tejas in satisfaction of a portion of the consideration payable to Tejas.

     In October 1998, Renaissance Capital agreed for the period November 1, 1998 through October 31, 1999, to waive all mandatory principal redemption payments due under the 9% Convertible Debentures held by Renaissance Capital and to accept 183,263 unregistered shares of Common Stock in lieu of $154,628 of cash interest payments. In consideration for these changes, the conversion price of all outstanding 9% Convertible Debentures was decreased from $1.09 to $1.00 per share.

ITEM 13. EXHIBITS AND REPORTS OF FORM 8-K

     The following documents are filed as part of this Annual Report on Form 10-KSB:

     (a) The following exhibits as required by Item 601 of Regulation S-B:

EXHIBIT
NUMBER                              DESCRIPTION
------                              -----------
3.1 Certificate of Incorporation of the Company filed with the Secretary of State of the State of Delaware on February 23, 1995. (1)
3.2 Certificate of Amendment to the Certificate of Incorporation of the Company filed with the Secretary of State of the State of Delaware on March 3, 1995. (1)
3.3      By-Laws of the Company. (1)
4.1      Specimen Certificate for shares of Common Stock. (2)
4.2 Form of Underwriter's Warrant issued by the Company to Paradise Valley Securities, Inc. on December 11, 1996. (3)
4.3 Convertible Debenture Loan Agreement dated May 31, 1995 by and among the Company, Poore Brothers Arizona, Inc. ("PB Arizona"), PB Distributing, PB Texas, PB Southeast, Renaissance Capital and Wells Fargo. (2)
4.4 9.00% Convertible Debenture dated May 31, 1995, issued by the Company to Renaissance Capital. (1)
4.5 9.00% Convertible Debenture dated May 31, 1995, issued by the Company to Wells Fargo. (1)
4.6 Form of Warrant issued as of February 1998 to Renaissance Capital and Wells Fargo. (5)
4.7      Warrant dated November 4, 1998,  issued by the Company to Norwest.  (6)
10.1 Employment Agreement dated May 31, 1995, by and between PB Arizona and James M. Poore. (1)
10.2 Employment Agreement dated May 20, 1996, by and between the Company and Wendell T. Jones. (1)
10.3 Non-Qualified Stock Option Agreements dated August 1, 1995, August 31, 1995 and February 29, 1996, by and between the Company and Mark S. Howells. (1)
10.4 Non-Qualified Stock Option Agreements dated August 1, 1995, August 31, 1995 and February 29, 1996, by and between the Company and Jeffrey J. Puglisi. (1)
10.5 Non-Qualified Stock Option Agreement dated August 1, 1995, by and between the Company and Parris H. Holmes, Jr. (1)
10.6 Form of Security Agreements dated May 31, 1995, by and among Renaissance Capital, Wells Fargo and each of the Company, PB Arizona, PB Southeast, PB Texas and PB Distributing. (1)
10.7 Master Equipment Lease Agreement dated September 22, 1995, by and between Banc One Arizona Leasing Corporation and PB Arizona ("Banc One Lease Agreement"), with equipment schedules. (1)
10.8 Corporate Guaranty dated September 25, 1995, issued by PB Distributing to Banc One Arizona Leasing Corporation in connection with the Banc One Lease Agreement. (1)
10.9 Equipment Lease Agreement dated December 12, 1995, by and between PB Arizona and FINOVA Capital Corporation. (1)
10.10 Guaranty dated December 12, 1995, issued by the Company to FINOVA Capital Corporation. (1)
10.11 Master Lease Agreement (the "LCA Lease Agreement") dated February 1, 1996, by and between PB Arizona and LCA Capital Corp. (also known as LCA, a Division of Associates Commercial Corporation) ("LCA"). (1)
10.12 Purchase Agreement dated February 1, 1996, by and between PB Arizona and LCA in connection with the LCA Lease Agreement. (1)
10.13 Corporate Guaranty dated as of February 1, 1996, issued by the Company to LCA in connection with LCA Lease Agreement. (1)
10.14 Development Agreement dated May 14, 1996, by and between the Company and the City of Goodyear, Arizona. (1)
10.15 Agreement dated August 29, 1996, by and between the Company and Westminster Capital, Inc. ("Westminster"), as amended. (1)
10.16    Agreement  for the  Purchase  and Sale of  Assets  and  Assumption  and
         Liabilities dated November 11, 1994, by and between PB Arizona, PB Foods, James Poore, Donald Poore and Amelia Poore. (1)
10.17 Form of Independent Distributor Agreement by and between PB Distributing and independent distributors. (1)
10.18 Amendment No. 1 dated October 14, 1996, to Warrant dated September 11, 1996, issued by the Company to Westminster. (2)
10.19 Letter Agreement dated November 5, 1996, amending the Non-Qualified Stock Option Agreement dated February 29, 1996, by and between the Company and Mark S. Howells. (2)
10.20 Letter Agreement dated November 5, 1996, amending the Non-Qualified Stock Option Agreement dated February 29, 1996, by and between the Company and Jeffrey J. Puglisi. (2)
10.21 Non-Qualified Stock Option Agreement dated as of October 22, 1996, by and between the Company and Mark S. Howells. (2)
10.22 Letter Agreement dated as of November 5, 1996, by and between the Company and Jeffrey J. Puglisi. (2)
10.23 Letter Agreement dated as of November 5, 1996, by and between the Company and David J. Brennan. (2)
10.24 Stock Option Agreement dated October 22, 1996, by and between the Company and David J. Brennan. (3)
10.25    Letter Agreement dated November 1, 1996, by and among the Company, Mark
         S. Howells, Jeffrey J. Puglisi, David J. Brennan and Parris H. Holmes, Jr. (2)

10.26 Letter Agreement dated December 4, 1996, by and between the Company and Jeffrey J. Puglisi, relating to stock options. (3)
10.27 Letter Agreement dated December 4, 1996, by and between the Company and Mark S. Howells, relating to stock options. (3)
10.28 Letter Agreement dated December 4, 1996, by and between the Company and Parris H. Holmes, Jr., relating to stock options. (3)
10.29 Letter Agreement dated December 4, 1996, by and between the Company and David J. Brennan, relating to stock options. (3)
10.30 Form of Underwriting Agreement entered into on December 6, 1996, by and between the Company, Paradise Valley Securities, Inc., Renaissance Capital and Wells Fargo. (Incorporated by reference to Amendment No. 4 to the Company's Registration Statement on Form SB-2, Registration No. 333-5594-LA.)
10.31 Employment Agreement dated January 24, 1997, by and between the Company and Eric J. Kufel. (4)
10.32 First Amendment to Employment Agreement dated February 2, 1997, by and between the Company and David J. Brennan. (4)
10.33 Employment Agreement dated February 14, 1997, by and between the Company and Glen E. Flook. (4)
10.34 Amendment dated January 28, 1997, amending Employment Agreement by and between the Company and Wendell T. Jones. (4)
10.35 Commercial Real Estate Purchase Contract and Receipt for Deposit dated January 22, 1997, by and between the Company and D.F. Properties, Inc.
         (4)
10.36 Employment Agreement dated April 10, 1997, by and between the Company and Thomas W. Freeze. (Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the three-month period ended March 31, 1997.)
10.37 Asset Purchase, Licensing and Distribution Agreement dated as of June 1, 1997, by and between PB Texas and David Hecht. (Incorporated by reference to the Company's Current Report on Form 8-K dated June 4, 1997.)
10.38 Fixed Rate Note dated June 4, 1997, by and between La Cometa Properties, Inc. and Morgan Guaranty Trust Company of New York. (5)
10.39 Deed of Trust and Security Agreement dated June 4, 1997, by and between La Cometa Properties, Inc. and Morgan Guaranty Trust Company of New York. (5)
10.40 Guaranty Agreement dated June 4, 1997, by and between the Company and Morgan Guaranty Trust Company of New York. (5)
10.41 Equipment Lease Agreement dated June 9, 1997, by and between PB Arizona and FINOVA Capital Corporation. (5)
10.42    Poore Brothers, Inc. 1995 Stock Option Plan, as amended. (5)
10.43 Separation Agreement and Release of All Claims dated August 14, 1998, by and between the Company and Scott D. Fullmer. (6)
10.44 Letter Agreement dated August 18, 1998, by and between the Company and Everen. (6)
10.45 Credit and Security Agreement dated October 23, 1998, by and between the Company (and certain of its subsidiaries) and Norwest. (6)
10.46 Patent and Trademark Security Agreement dated October 23, 1998, by and between the Company (and certain of its subsidiaries) and Norwest. (6)
10.47 Agreement for Purchase and Sale of Assets dated October 29, 1998, by and among the Company, Tejas, Kevin M. Kohl and Thomas G. Bigham. (6)
10.48 Employment Agreement dated November 12, 1998, by and between Tejas PB Distributing, Inc. and Thomas G. Bigham. (6)
10.49 Employment Agreement dated November 12, 1998, by and between Tejas PB Distributing, Inc. and Kevin M. Kohl. (6)
21.1     List of Subsidiaries of the Company. (7)
27.1     Financial Data Schedule for 1998. (7)
----------
(1) Incorporated by reference to the Company's Registration Statement on Form SB-2, Registration No. 333-5594-LA.
(2) Incorporated by reference to Amendment No. 1 to Company's Registration Statement on Form SB-2, Registration No. 333-5594-LA.
(3) Incorporated by reference to Amendment No. 3 to the Company's Registration Statement on Form SB-2, Registration No. 333-5594-LA.
(4) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996.

(5) Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the three-month period ended June 30, 1997.
(6) Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the three-month period ended September 30, 1998.
(7)  Filed herewith.

     (b) Reports on Form 8-K.

     None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 30, 1999

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

          SIGNATURE                      TITLE                         DATE
          ---------                      -----                         ----

/s/ Eric J. Kufel             President, Chief Executive          March 30, 1999
------------------------      Officer, and Director
     Eric J. Kufel            (Principal Executive Officer)

/s/ Thomas W. Freeze          Vice President, Chief Financial     March 30, 1999
------------------------      Officer, Treasurer and Secretary
    Thomas W. Freeze          (Principal Financial Officer and
                              Principal Accounting Officer)


/s/ Mark S. Howells           Chairman, Director                  March 30, 1999
------------------------
    Mark S. Howells

/s/ James W. Myers            Director                            March 30, 1999
------------------------
    James W. Myers

/s/ Robert C. Pearson         Director                            March 30, 1999
------------------------
    Robert C. Pearson

/s/ Aaron M. Shenkman         Director                            March 30, 1999
------------------------
    Aaron M. Shenkman

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Poore Brothers, Inc.

We have audited the accompanying consolidated balance sheets of Poore Brothers, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, shareholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Poore Brothers, Inc. and subsidiaries as of December 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.


                                                        /s/  ARTHUR ANDERSEN LLP

                                                        ARTHUR ANDERSEN LLP

Phoenix, Arizona,
  February 18, 1999.

                      POORE BROTHERS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                            DECEMBER 31,
                                                    ----------------------------
                                                        1998           1997
                                                        ----           ----
                                     ASSETS
 Current assets:
   Cash and cash equivalents ...................   $    270,295    $  1,622,751
   Accounts receivable, net of allowance of
     $24,000 in 1998 and $174,000 in 1997 ......      1,712,955       1,528,318
   Note receivable .............................             --          78,414
   Inventories .................................        465,038         473,025
   Other current assets ........................        281,994         175,274
                                                   ------------    ------------
     Total current assets ......................      2,730,282       3,877,782

 Property and equipment, net ...................      6,270,374       6,602,435
 Intangible assets, net ........................      3,723,906       2,294,324
 Other assets, net .............................        214,327         100,673
                                                   ------------    ------------
     Total assets ..............................   $ 12,938,889    $ 12,875,214
                                                   ============    ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
 Current liabilities:
   Accounts payable ............................   $    870,204    $    824,129
   Accrued liabilities .........................        439,404         502,793
   Current portion of long-term debt ...........        652,519       1,127,217
                                                   ------------    ------------
     Total current liabilities .................      1,962,127       2,454,139

 Long-term debt, less current portion ..........      5,720,247       5,017,724
                                                   ------------    ------------
     Total liabilities .........................      7,682,374       7,471,863
                                                   ------------    ------------
 Commitments and contingencies

Shareholders' equity:
 Preferred stock, $100 par value; 50,000
  shares authorized; no shares issued or
  outstanding at December 31, 1998 and
  1997, respectively ...........................             --              --
 Common stock, $.01 par value; 15,000,000
  shares authorized; 7,832,997 and 7,051,657
  shares issued and outstanding at
  December 31, 1998 and 1997, respectively .....         78,329          70,516
 Additional paid-in capital ....................     11,514,210      10,794,768
 Accumulated deficit ...........................     (6,336,024)     (5,461,933)
                                                   ------------    ------------
     Total shareholders' equity ................      5,256,515       5,403,351
                                                   ------------    ------------
     Total liabilities and shareholders'
       equity ..................................   $ 12,938,889    $ 12,875,214
                                                   ============    ============

                     The accompanying notes are an integral
                part of these consolidated financial statements.

                      POORE BROTHERS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                     YEARS ENDED DECEMBER 31,
                                                   -----------------------------
                                                        1998           1997
                                                        ----           ----

Net sales ......................................   $ 13,167,993    $ 15,731,796

Cost of sales ..................................      9,923,890      13,709,979
                                                   ------------    ------------

     Gross profit ..............................      3,244,103       2,021,817

Selling, general and administrative expenses ...      3,603,156       3,982,428

Closing of Tennessee manufacturing operation ...             --         581,492

Sale of Texas distribution business ............             --         164,383
                                                   ------------    ------------

     Operating loss ............................       (359,053)     (2,706,486)
                                                   ------------    ------------

Interest income ................................         46,371         128,205

Interest expense ...............................       (561,409)       (455,816)
                                                   ------------    ------------
                                                       (515,038)       (327,611)
                                                   ------------    ------------
     Net loss ..................................   $   (874,091)   $ (3,034,097)
                                                   ============    ============

Net loss per common share:
    Basic ......................................   $      (0.12)   $      (0.43)
                                                   ============    ============
    Diluted ....................................   $      (0.12)   $      (0.43)
                                                   ============    ============

Weighted average number of common shares:
    Basic ......................................      7,210,810       7,018,324
                                                   ============    ============
    Diluted ....................................      7,210,810       7,018,324
                                                   ============    ============

                     The accompanying notes are an integral
                part of these consolidated financial statements.

                      POORE BROTHERS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                         COMMON STOCK       ADDITIONAL
                                     -------------------     PAID-IN     ACCUMULATED
                                       SHARES    AMOUNT      CAPITAL       DEFICIT         TOTAL
                                       ------    ------      -------       -------         -----
Balance, December 31, 1996 .......   6,648,824   $66,488   $ 9,702,940   $(2,427,836)   $ 7,341,592
  Sale of common stock ...........     337,500     3,375     1,020,300            --      1,023,675
  Exercise of common stock
   options .......................      65,333       653        71,528            --         72,181
  Net loss .......................          --        --            --    (3,034,097)    (3,034,097)
                                     ---------   -------   -----------   -----------    -----------
Balance, December 31, 1997 .......   7,051,657    70,516    10,794,768    (5,461,933)     5,403,351
  Exercise of common stock
   options .......................      75,000       750        80,366            --         81,116
  Issuance of financing warrants .          --        --        48,703            --         48,703
  Issuance of common stock .......     706,340     7,063       590,373            --        597,436
  Net loss .......................          --        --            --      (874,091)      (874,091)
                                     ---------   -------   -----------   -----------    -----------
Balance, December 31, 1998 .......   7,832,997   $78,329   $11,514,210   $(6,336,024)   $ 5,256,515
                                     =========   =======   ===========   ===========    ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      POORE BROTHERS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                       YEARS ENDED DECEMBER 31,
                                                     ---------------------------
                                                         1998           1997
                                                         ----           ----
CASH FLOWS USED IN OPERATING ACTIVITIES:
 Net loss ........................................   $  (874,091)   $(3,034,097)
 Adjustments to reconcile net loss to net
  cash used in operating activities:
   Depreciation ..................................       580,674        409,962
   Amortization ..................................       248,490        175,907
   Bad debt expense ..............................        79,000         72,489
   Loss on disposition of businesses .............            --        478,377
   Change in operating assets and liabilities,
    net of effect of business acquired:
     Accounts receivable .........................      (263,637)       253,718
     Note receivable .............................        78,414             --
     Inventories .................................        37,790        233,456
     Other assets and liabilities ................        22,067        (37,518)
     Accounts payable and accrued liabilities ....       (17,314)      (616,580)
                                                     -----------    -----------
       Net cash used in operating activities .....      (108,607)    (2,064,286)
                                                     -----------    -----------
CASH FLOWS USED IN INVESTING ACTIVITIES:
 Proceeds from sale of equipment and property ....        27,267        773,309
 Purchase of property and equipment ..............      (225,780)    (2,950,812)
 Acquisition of Tejas Snacks assets ..............    (1,251,564)            --
 Sale of Texas distribution business .............            --         78,414
                                                     -----------    -----------
   Net cash used in investing activities .........    (1,450,077)    (2,099,089)
                                                     -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of common stock ..........        81,116      1,253,431
 Stock and debt issuance costs ...................      (102,713)      (157,575)
 Proceeds from issuance of debt ..................       500,000      1,734,627
 Sale of restricted certificate of deposit .......            --      1,250,000
 Payments made on long-term debt .................      (533,091)    (2,133,034)
 Net increase in working capital line of credit ..       260,916        234,827
                                                     -----------    -----------
   Net cash provided by financing activities .....       206,228      2,182,276
                                                     -----------    -----------

   Net decrease in cash and cash equivalents .....    (1,352,456)    (1,981,099)
   Cash and cash equivalents at beginning of year      1,622,751      3,603,850
                                                     -----------    -----------
   Cash and cash equivalents at end of year ......   $   270,295    $ 1,622,751
                                                     ===========    ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
 Cash paid during the year for interest,
   net of amounts capitalized ....................   $   539,843    $   474,648
 Summary of noncash investing and financing
   activities:
     Financing warrants issued ...................        48,703             --
     Common stock issued for acquisition
       of Tejas Snacks assets ....................       450,000             --
     Common stock issued in lieu of interest
       payments ..................................       154,629             --
     Capital lease obligation incurred -
       equipment acquisition .....................            --        100,077
     Construction loan for new facility ..........            --        998,746
     Mortgage impounds for interest, taxes
       and insurance .............................            --         35,990
     Note received for sale of Texas distribution
       business ..................................            --         78,414

                     The accompanying notes are an integral
                part of these consolidated financial statements.

                      POORE BROTHERS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION, BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     Poore Brothers, Inc. (the "Company"), a Delaware corporation, was organized in February 1995 as a holding company and on May 31, 1995 acquired substantially all of the equity of Poore Brothers Southeast, Inc. ("PB Southeast") in an exchange transaction. The exchange transaction with PB Southeast was accounted for similar to a pooling-of-interests since both entities had common ownership and control immediately prior to the transaction. On May 31, 1995, the Company also acquired (i) substantially all of the assets, subject to certain liabilities, of Poore Brothers Foods, Inc.; (ii) a 100% equity interest in Poore Brothers Distributing, Inc.; and (iii) an 80% equity interest in Poore Brothers of Texas, Inc. ("PB Texas"). Subsequently, the Company acquired the remaining 20% equity interest in PB Texas. These businesses had no common ownership with the Company and therefore these acquisitions were accounted for as purchases in accordance with Accounting Principals Board ("APB") Opinion No. 16. Accordingly, only the results of their operations subsequent to acquisition have been included in the Company's results.

     During 1997, the Company sold its PB Texas distribution business and closed its PB Southeast manufacturing operation.

     On November 5, 1998, the Company acquired the business and certain assets (including the Bob's Texas Style(TM) potato chips brand) of Tejas Snacks, L.P. ("Tejas"), a Texas-based potato chip manufacturer. See Note 2.

BUSINESS OBJECTIVES, RISKS AND PLANS

     The Company is engaged in the production, marketing and distribution of salty snack food products that are sold primarily throughout the southwestern United States. The Company manufactures and sells its own brands of batch-cooked potato chips under the Poore Brothers(R) and Bob's Texas Style(TM) potato chips brand names, manufactures private label potato chips for grocery store chains, and distributes and merchandises snack food products that are manufactured by others. The Company's business objective is to be a leading regional manufacturer, marketer and distributor of premium branded and private label potato chips and other salty snack foods by providing high quality products at competitive prices that are superior in taste, texture, flavor variety and brand personality to comparable products. The Company's philosophy is to compete in the market niches not served by the dominant national competition. The Company plans to achieve growth in manufactured product sales by acquiring other snack food brands and increasing sales of existing products. In addition, the Company plans to increase distribution and merchandising revenues, and continue to improve its manufacturing capacity utilization.

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

     During 1997, the Company identified and implemented a number of restructuring actions to reposition the Company in the intensely competitive snack food industry. These actions included significant organizational changes, discontinuance of unprofitable product lines, sale of the Company's unprofitable distribution business in Texas, closure of its unprofitable Tennessee manufacturing operation (see Note 3) and the consolidation of all manufacturing operations into its newly constructed modern manufacturing facility with new processing and packaging equipment to improve manufacturing efficiencies. These actions reduced the Company's fixed selling, general and administrative costs and significantly reduced cost of sales, despite the loss of revenues resulting from the closure of the Tennessee operation and sale of the Company's Texas distribution business.

     The acquisition of the Bob's Texas Style(TM) brand potato chips business in November 1998 and the addition of that production volume has assisted in lowering unit costs of the Company's manufactured products. As a result of the 1997 restructuring actions and the 1998 acquisition, management believes that the Company will generate positive cash flow from operations in 1999, which, along with its existing working capital and borrowing facilities, should enable the Company to meet its operating cash requirements through 1999.

                      POORE BROTHERS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

1. ORGANIZATION, BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
   (CONTINUED)

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of Poore Brothers, Inc. and all of its wholly owned subsidiaries. All significant intercompany amounts and transactions have been eliminated.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

     At December 31, 1998 and 1997, the carrying value of cash and cash equivalents, accounts receivable, note receivable, accounts payable, and accrued liabilities approximate fair values since they are short-term in nature. The carrying value of the long-term debt approximates fair-value based on the borrowing rates currently available to the Company for long-term borrowings with similar terms. The Company estimates fair values of financial instruments by using available market information. Considerable judgement is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates may not be indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions or valuation methodologies could have a material effect on the estimated fair value amounts.

CASH AND CASH EQUIVALENTS

     Cash equivalents consist of highly liquid investments with an original maturity of three months or less when purchased. Cash at December 31, 1998 and 1997 includes $100,000 of restricted cash held in escrow in connection with the sale of the Company's former facilities located in Goodyear, Arizona.

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

     During construction of the Company's Goodyear, Arizona facility in 1997, the Company capitalized interest in accordance with Statement of Financial Accounting Standards (SFAS) No. 34, "Capitalization of Interest Cost." Capitalized interest totaled $30,492 during 1997. Total interest costs incurred were $561,409 and $486,308 during 1998 and 1997, respectively.

INTANGIBLE ASSETS

     Organization costs are recorded at cost and are amortized using the straight-line method over a five-year period. Total organizational costs are $257,051 at December 31, 1998 and 1997. Accumulated amortization is $185,420 and $133,988 at December 31, 1998 and 1997, respectively. In accordance with Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities," the unamortized portion of organizational costs totaling $71,631 must be expensed in the first quarter of 1999.

                      POORE BROTHERS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

1. ORGANIZATION, BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
   (CONTINUED)

INTANGIBLE ASSETS (CONTINUED)

     Goodwill is recorded at cost and amortized using the straight-line method over a twenty-year period. The Company assesses the recoverability of goodwill at each balance sheet date by determining whether amortization of the assets over their original estimated useful life can be recovered through estimated future undiscounted cash flows. Total goodwill was $2,608,742 and $2,487,080 at December 31, 1998 and 1997, respectively, including $121,662 from the November 1998 Tejas acquisition (see Note 2). Accumulated amortization was $445,356 and $315,819 at December 31, 1998 and 1997, respectively.

     Trademarks are recorded at cost and are amortized using the straight-line method over a fifteen-year period. The Company allocated $1,500,000 of the Tejas purchase price to trademarks. Accumulated amortization was $11,111 at December 31, 1998.

REVENUE RECOGNITION

     Sales and related cost of sales are recognized upon shipment of products.

ADVERTISING COSTS

     The Company expenses production costs of advertising the first time the advertising takes place, except for cooperative advertising costs which are accrued and expensed when the related sales are recognized. Costs associated with obtaining shelf space (i.e., "slotting fees") are expensed in the year in which such costs are incurred by the Company. Advertising expenses were approximately $469,000 and $345,000 in 1998 and 1997, respectively.

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

LOSS PER SHARE

     Basic earnings per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the year. Exercises of outstanding stock options and conversion of convertible debentures were not assumed to be exercised for purposes of calculating diluted earning per share for the years 1998 and 1997, as their effect was anti-dilutive.

                                                    YEARS ENDED DECEMBER 31,
                                                 -----------------------------
                                                    1998             1997
                                                    ----             ----
Basic loss per share:
  Loss available to common shareholders ....     $  (874,091)     $(3,034,097)
  Weighted average common shares ...........       7,210,810        7,018,324
                                                 -----------      -----------
     Loss per share - basic ................     $     (0.12)     $     (0.43)
                                                 ===========      ===========
Diluted loss per share:
  Loss available to common shareholders ....     $  (874,091)     $(3,034,097)
  Weighted average common shares ...........       7,210,810        7,018,324
  Common stock equivalents .................              --               --
                                                 -----------      -----------
     Loss per share - diluted ..............     $     (0.12)     $     (0.43)
                                                 ===========      ===========

                      POORE BROTHERS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

1. ORGANIZATION, BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
   (CONTINUED)

NEW ACCOUNTING PRONOUNCEMENTS

     SFAS No. 133, "Accounting for Derivative Instruments and for Hedging Activities", was issued in July 1998 and is effective for years beginning after June 15, 1999. SFAS No. 133 requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. Upon adoption in the first quarter of 2000, the Company expects there will be no impact on its financial condition or results of operations.

2. ACQUISITION

     On November 5, 1998, the Company acquired the business and certain assets of Tejas Snacks, L. P., a Texas-based potato chip manufacturer. The assets, which were acquired through a newly formed wholly owned subsidiary of the Company, Tejas PB Distributing, Inc., included the Bob's Texas Style(TM) potato chips trademark, inventories and certain capital equipment. In exchange for these assets, the Company issued 523,077 unregistered shares of Common Stock with a fair value of $450,000 and paid $1.25 million in cash, or a total purchase price of $1.7 million. The Company utilized available cash as well as funds available pursuant to the Norwest Credit Agreement to satisfy the cash portion of the consideration. Tejas had sales of approximately $2.8 million for the nine months ended September 30, 1998. In connection with the acquisition, the Company transferred production of the Bob's Texas Style(TM) brand potato chips to its Arizona facility. The acquisition was accounted for using the purchase method of accounting in accordance with APB Opinion No. 16. Accordingly, only the results of operations subsequent to the acquisition date have been included in the Company's results. In connection with the acquisition, the Company recorded goodwill of $121,662, which is being amortized on a straight-line basis over a twenty-year period.

3. RESTRUCTURING ACTIONS

     Effective June 1, 1997, the Company sold its Texas distribution business to Mr. David Hecht ("Hecht"), pursuant to an Asset Purchase, Licensing and Distribution Agreement (the "Agreement"). Under the Agreement, Hecht was sold certain assets of PB Texas (including inventories, vehicles and capital equipment) and became the Company's distributor in the Houston, Texas market. The purchase price for the assets sold by PB Texas was approximately $157,000, 50% of which was paid by Hecht in cash at the closing and 50% of which was to be paid pursuant to a one year, non-interest bearing promissory note issued by Hecht to the Company (paid in May 1998). As a result, the PB Texas distribution operation has been dissolved. The Company incurred one-time restructuring charges of approximately $164,000 related to the sale, including amounts related to asset write-downs of $97,000, salaries and benefits of $57,000, and lease termination costs of $10,000.

     In September 1997, the Company consolidated all of its manufacturing operations into its 60,000 square foot Goodyear, Arizona facility. As part of the consolidation, the Company closed its LaVergne, Tennessee (PB Southeast) facility on September 30, 1997 resulting in the termination of 30 employees. The Company incurred one-time restructuring charges of approximately $581,000 in connection with the closure of the PB Southeast manufacturing operation. These charges included amounts related to asset write-downs of $381,000, lease termination expenses of $55,000, other facility shutdown expenses of $33,000, freight associated with equipment transfers of $47,000 and severance and related benefits of $65,000.

     In connection with the sale of the Texas distribution business in June 1997 and the closure of the Tennessee manufacturing operation in September 1997, $478,000 of the $746,000 in total restructuring charges represented non-cash asset write-downs. Of the remaining $268,000 which required cash payments, $187,000 was paid in 1997, and the remaining $81,000 was paid in January 1998. As a result of the closure of the Tennessee operation and the relocation of certain assets to Arizona, a $162,000 State of Tennessee Commercial Development Block Grant was paid off using working capital in January 1998.

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

                      POORE BROTHERS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

4. RESTRUCTURING ACTIONS: (CONTINUED)

                       PRO FORMA STATEMENTS OF OPERATIONS

                                                    YEAR ENDED DECEMBER 31, 1997
                                                    ----------------------------
                                                    AS REPORTED      PRO FORMA
                                                    -----------     ------------
                                                                    (UNAUDITED)
    Net sales ..................................    $15,731,796     $13,719,444
    Cost of sales ..............................     13,709,979      11,292,796
                                                    -----------     -----------
      Gross profit .............................      2,021,817       2,426,648
    Selling, general and administrative expenses      3,982,428       3,578,334
    Loss on disposition of businesses ..........        745,875              --
                                                    -----------     -----------
      Operating income (loss) ..................     (2,706,486)     (1,151,686)
    Net interest expense .......................       (327,611)       (323,446)
                                                    -----------     -----------
      Net income (loss) ........................    $(3,034,097)    $(1,475,132)
                                                    ===========     ===========
    Net loss per common share - basic ..........    $     (0.43)    $    (0. 21)
                                                    ===========     ===========
4. CONCENTRATIONS OF CREDIT RISK:

     The Company's cash and cash equivalents are placed with major banks. The Company, in the normal course of business, maintains balances in excess of Federal insurance limits. The balance in excess of the insurance limit was $106,165 and $542,957 at December 31, 1998 and 1997, respectively.

     Financial instruments subject to credit risk consist primarily of trade accounts receivable. In the normal course of business, the Company extends unsecured credit to its customers. Substantially all of the Company's customers are distributors whose sales are concentrated to retailers in the grocery industry in the southwest United States. The Company investigates a customer's credit worthiness before extending credit. The Company buys back trade accounts receivable of Arizona-based retailers from its distributors in settlement of their obligations to the Company.

5. INVENTORIES:

     Inventories consisted of the following:

                                                         DECEMBER 31,
                                                 --------------------------
                                                   1998              1997
                                                   ----              ----
     Finished goods .........................    $193,624          $226,298
     Raw materials ..........................     271,414           246,727
                                                 --------          --------
                                                 $465,038          $473,025
                                                 ========          ========
6. PROPERTY AND EQUIPMENT:

     Property and equipment consisted of the following:

                                                         DECEMBER 31,
                                               -----------------------------
                                                   1998              1997
                                                   ----              ----
     Buildings and improvements ............   $ 3,430,572       $ 3,378,988
     Equipment .............................     3,490,140         3,296,134
     Land ..................................       272,006           272,006
     Vehicles ..............................        75,376            81,333
     Furniture and office equipment ........       204,432           207,242
                                               -----------       -----------
                                                 7,472,526         7,235,703
                                               -----------       -----------
     Less accumulated depreciation
       and amortization ....................    (1,202,152)         (633,268)
                                               -----------       -----------
                                               $ 6,270,374       $ 6,602,435
                                               ===========       ===========

     Depreciation   expense  was   $580,674  and  $409,962  in  1998  and  1997,
respectively.

                      POORE BROTHERS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

6. PROPERTY AND EQUIPMENT: (CONTINUED)

     Included in equipment are assets held under capital leases with an original cost of $1,315,657 at December 31, 1998 and 1997 and accumulated amortization of $407,756 and $162,126 at December 31, 1998 and 1997, respectively.

     In the event that facts and circumstances indicate that the cost of the property and equipment may be impaired, an evaluation of recoverability would be performed. This evaluation would include the comparison of the future estimated undiscounted cash flows associated with the assets to the carrying amount of these assets to determine if a writedown is required.

7. LONG-TERM DEBT:

     Long-term debt consisted of the following:

                                                             DECEMBER 31,
                                                      -------------------------
                                                       1998            1997
                                                       ----            ----
     Convertible Debentures due in monthly
       installments through July 1, 2002; interest
       at 9%; collateralized by land, buildings,
       equipment and intangibles .................... $ 2,229,114   $ 2,299,591
     Term loan due in monthly installments
       through May 1, 2000; interest at prime
       rate plus 3% (10.75% at December 31, 1998);
       collateralized by accounts receivable,
       inventories, equipment and general
       intangibles ..................................     472,222            --
     Working capital line of credit due November 4,
       2001; interest at prime rate plus 1.50%
       (9.25% at December 31, 1998); collateralized
       by accounts receivable, inventories, equipment
       and general intangibles ......................     847,013            --
     Working capital line of credit; paid in full
       in 1998 ......................................          --       586,097
     Notes payable; paid in full in 1998 ............          --       162,201
     Mortgage loan due in monthly installments
       through July 2012; interest at 9.03%;
       collateralized by land and building ..........   1,965,921     1,989,147
     Capital lease obligations due in monthly
       installments through 2002; interest rates
       ranging from 8.19% to 11.3%; collateralized
       by equipment .................................     858,496     1,107,905
                                                      -----------   -----------
                                                        6,372,766     6,144,941
     Less current portion ...........................    (652,519)   (1,127,217)
                                                      -----------   -----------
                                                      $ 5,720,247   $ 5,017,724
                                                      ===========   ===========

    Annual maturities of long-term debt are as follows:

                                                           DECEMBER 31, 1998
                                                           -----------------
              1999...................................         $   652,519
              2000...................................             650,984
              2001...................................           1,310,475
              2002...................................           1,909,790
              2003...................................              36,419
              Thereafter.............................           1,812,579
                                                              -----------
                                                              $ 6,372,766
                                                              ===========

     On June 4, 1997, the Company refinanced the balance of the construction loan ($998,746) for its Goodyear, Arizona facility with permanent financing. The permanent financing, provided by Morgan Guaranty Trust Company of New York, is a $2.0 million, 15-year mortgage at 9.03%. Monthly principal and interest payments of $18,425 are required to be made by the Company. In addition, the Company obtained financing during 1997 of $862,961 from FINOVA Capital Corporation under 5-year, 9.06% equipment financing leases for new production equipment installed in the Company's new facility (see Note 8).

                      POORE BROTHERS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

7. LONG-TERM DEBT: (CONTINUED)

     At December 31, 1998, the Company had outstanding 9% Convertible Debentures due July 1, 2002 in the principal amount of $2,229,114. Interest on the 9% Convertible Debentures is paid by the Company on a monthly basis. Monthly principal payments of approximately $20,000 are required to be made by the Company beginning in November 1999 through June 2002. For the period November 1, 1998 through October 31, 1999, Renaissance Capital (the holder of $1,718,094 of 9% Convertible Debentures) agreed to waive all mandatory principal redemption payments and to accept 183,263 unregistered shares of the Company's Common Stock in lieu of cash interest payments. As of December 31, 1998, the Company was not in compliance with a financial ratio that the Company is required to maintain while the 9% Convertible Debentures are outstanding, related to a required interest coverage ratio of 1.0:1(actual of .92:1). However, the holders of the 9% Convertible Debentures had previously granted the Company a waiver as to such financial ratio effective through June 30, 1999. As consideration for the granting of such waiver, as of February 1998 the Company issued warrants to Renaissance Capital and Wells Fargo, the holders of the 9% Convertible
Debentures, representing the right to purchase 25,000 and 7,143 shares of the Company's Common Stock, respectively, at an exercise price of $1.00 per share. Each warrant became exercisable upon issuance and expires on July 1, 2002. In the event of default, the holders of the 9% Convertible Debentures have the right, upon written notice and after a thirty-day period during which such default may be cured, to demand immediate payment of the then unpaid principal and accrued but unpaid interest under the Debentures. The Company is currently in compliance with the other financial ratios, including working capital of at least $500,000; a minimum of $4,500,000 shareholders' equity; and a current ratio at the end of any fiscal quarter of at least 1.1:1. Management believes that the achievement of the Company's plans and objectives will enable the Company to attain a sufficient level of profitability to be in compliance with the financial ratios. There can be no assurance, however, that the Company will attain any such profitability and be in compliance with the financial ratios upon the expiration of the waivers. Any acceleration under the 9% Convertible Debentures prior to their maturity on July 1, 2002 could have a material adverse effect upon the Company.

     On November 4, 1998, the Company signed the new $2.5 million Norwest Credit Agreement which includes a $2.0 million working capital line of credit (the "Norwest Line of Credit") and a $0.5 million term loan (the "Norwest Term Loan"). Borrowings under the Norwest Credit Agreement have been used to pay off borrowings under the Company's $1,000,000 Line of Credit with First Community Financial Corporation, to finance a portion of the consideration paid by the Company in connection with the Tejas acquisition, and for general working capital needs. The Norwest Line of Credit bears interest at an annual rate of prime plus 1.5% and matures in November 2001 while the Norwest Term Loan bears interest at an annual rate of prime plus 3% and requires monthly principal payments of approximately $28,000, plus interest, until maturity on May 1, 2000. The Norwest Line of Credit is secured by receivables, inventories, equipment and general intangibles. Borrowings under the Norwest Line of Credit are based on 85% of eligible receivables and 60% of eligible inventories. As of December 31, 1998, the Company had a borrowing base of approximately $1,374,000 under the Norwest Line of Credit. The Norwest Credit Agreement requires the Company to be in compliance with certain financial performance criteria, including minimum debt service coverage ratio, minimum quarterly and annual operating results, and minimum quarterly and annual changes in book net worth. At December 31, 1998, the Company was not in compliance with a maximum quarterly net loss limitation of $50,000 (actual net loss of $146,366) and a minimum debt service coverage ratio requirement of not less than 0.50 to 1 (actual of 0.30 to 1) under the Norwest Credit Agreement. Such non-compliance has not to date resulted in an event of default under the Norwest Credit Agreement because Norwest granted the Company a waiver for the period ended December 31, 1998 and agreed to modify the financial ratio requirements for future periods. Management believes that the fulfillment of the Company's plans and objectives will enable the Company to attain a sufficient level of profitability to be in compliance with the financial performance criteria; however, there can be no assurance that the Company will attain any such profitability or be in compliance. Any acceleration under the Norwest Credit Agreement could have a material adverse effect upon the Company. As of December 31, 1998, there was an outstanding balance of $847,013 on the Norwest Line of Credit and $472,222 on the Norwest Term Loan. On November 4, 1998, pursuant to the terms of the Norwest Credit Agreement, the Company issued to Norwest a warrant (the "Norwest Warrant") to purchase 50,000 shares of Common Stock for an exercise price of $0.93375 per share. The Norwest Warrant is exercisable until November 3, 2003, the date of termination of the Norwest Warrant, and provides the holder thereof certain demand and piggyback registration rights.

     The Company's $1.0 million working capital line of credit from First Community Financial Corporation was renewed as of May 31, 1998 for a six-month period. In November 1998, the outstanding balance was paid off from borrowings under the Norwest Credit Agreement.

                      POORE BROTHERS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

8. COMMITMENTS AND CONTINGENCIES:

    Rental expense under operating leases was $34,632 for each of the years 1998 and 1997. Minimum future rental commitments under non-cancelable leases as of December 31, 1998 are as follows:

                                         CAPITAL     OPERATING
                                         LEASES       LEASES        TOTAL
                                         ------       ------        -----
     1999 ............................  $ 328,862     $34,632    $  363,494
     2000 ............................    307,410      25,974       333,384
     2001 ............................    230,837          --       230,837
     2002 ............................    131,309          --       131,309
                                          -------     -------    ----------
     Total ...........................    998,418     $60,606    $1,059,024
                                                      =======    ==========
     Less amount representing
       interest.......................   (139,922)
                                        ---------
     Present value ...................  $ 858,496
                                        =========

9. CAPITAL STOCK:.

     In January 1997, the Company sold 337,500 shares of Common Stock pursuant to an over-allotment option granted to the underwriter of its initial public offering in December 1996. Net proceeds from the sale approximated $1,000,000. In connection with the initial public offering, the underwriter was granted a warrant to purchase 225,000 shares of Common Stock at $4.38 per share, which is exercisable through December 6, 2001.

     The Company's 9% Convertible Debentures (see Note 7) are convertible into 2,229,114 shares of Common Stock at a conversion price of $1.00 per share, subject to anti-dilution adjustments.

     In connection with the Company's facility construction loan in September 1996, an independent investor provided collateral. As consideration for providing the collateral, the Company issued to the investor a warrant which, as amended, entitles the investor to purchase 300,000 shares of Common Stock at an exercise price of $1.40 per share and expires September 11, 2006. Certain other warrants have been issued in connection with financings (see Note 7).

     As of August 19, 1998, the Company issued a warrant to Everen Securities, Inc, the Company's acquisitions and financial advisor, representing the right to purchase 296,155 unregistered shares of Common Stock at an exercise price of $.875 per share and expiring in August 2003. The warrant provides the holder thereof certain anti-dilution and piggyback registration rights. The warrant is exercisable as to 50% of the shares when the Company's pro forma annual sales reach $50 million and as to the remaining 50% when the Company's pro forma annual sales reach $100 million.

10. STOCK OPTIONS:

     The Company's 1995 Stock Option Plan (the "Plan"), as amended in June 1997, provides for the issuance of options to purchase 1,500,000 shares of Common Stock. The options granted pursuant to the Plan expire over a five-year period and generally vest over three years. In addition to options granted under the Plan, the Company also issued non-qualified options to purchase Common Stock to certain Directors which were exercisable on issuance and expire ten years from date of grant. All options are issued at fair market value and are noncompensatory. Fair market value is determined based on the price of sales of Common Stock occurring at or near the time of the option award. At December 31, 1998, outstanding options have exercise prices ranging from $1.08 to $3.94 per share.

                      POORE BROTHERS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

10. STOCK OPTIONS: (CONTINUED)

     During 1997 and 1998, stock option activity was as follows:

                                               PLAN OPTIONS                NON-PLAN OPTIONS
                                      ----------------------------   ----------------------------
                                                       WEIGHTED                       WEIGHTED
                                        OPTIONS        Average         OPTIONS        AVERAGE
                                      OUTSTANDING   EXERCISE PRICE   OUTSTANDING   EXERCISE PRICE
                                      -----------   --------------   -----------   --------------
      Balance, December 31, 1996.....    655,000         $1.47        820,000          $1.18
           Granted...................    871,950          3.24             --
           Canceled..................   (393,999)         1.58             --
           Exercised.................    (65,333)         1.10             --
                                       ---------                      -------
      Balance, December 31, 1997.....  1,067,618          2.90        820,000           1.18
           Granted...................    855,400          1.18             --
           Canceled..................   (625,334)         3.20             --
           Exercised.................    (75,000)         1.08             --
                                       ---------                      -------
      Balance, December 31, 1998.....  1,222,684          1.66        820,000           1.18
                                       =========                      =======

     At December 31, 1998, outstanding Plan options had exercise prices ranging from $1.01 to $3.88 and a weighted average remaining term of 4.0 years. Plan options that were exercisable at December 31, 1998 totaled 330,650 with a weighted average exercise price per share of $2.47. All Non-Plan options were exercisable at December 31, 1998 and had an average remaining term of 6.5 years.

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

     Had compensation cost for the Company's stock options been determined based on the fair value at the date of grant for awards in 1995 through 1998 consistent with the provisions of SFAS 123, the Company's net loss and net loss per share would have been increased to the pro forma amounts indicated below:

                                              YEARS ENDED DECEMBER 31,
                                              ------------------------
                                                1998          1997
                                                ----          ----
     Net loss - as reported .............   $  (874,091)   $(3,034,097)
     Net loss - pro forma ...............    (1,163,000)    (3,438,253)
     Basic net loss per share of
       common stock - as reported .......         (0.12)         (0.43)
     Basic net loss per share of
       common stock - pro forma .........         (0.16)         (0.49)

     The fair value of options granted prior to the Company's initial public offering was computed using the minimum value calculation method. For all other options, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: dividend yield of 0%; expected volatility of 121% and 72%; risk-free interest rate of 4.93% and 6.20%; and expected lives of 3 years for 1998 and 1997, respectively. Under this method, the weighted average fair value of the options granted was $.72 and $1.68 per share in 1998 and 1997, respectively.

                      POORE BROTHERS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

11. INCOME TAXES:

     There was no current or deferred benefit for income taxes for the years ended December 31, 1998 and 1997. The following table provides a reconciliation between the amount determined by applying the statutory federal income tax rate to the pretax loss and benefit for income taxes:

                                                YEARS ENDED DECEMBER 31,
                                              ----------------------------
                                                 1998              1997
                                                 ----              ----
     Benefit at statutory rate ........       $ 297,191        $ 1,031,593
     State income tax, net ............          47,809            158,407
     Valuation allowance ..............        (345,000)        (1,190,000)
                                              =========        ===========
                                              $       0        $         0
                                              =========        ===========

     The income tax effects of loss carryforwards and temporary differences between financial and income tax reporting that give rise to the deferred income tax assets and liabilities are as follows:

                                                YEARS ENDED DECEMBER 31,
                                              ----------------------------
                                                 1998              1997
                                                 ----              ----
     Net operating loss carryforward ....     $ 2,215,000      $ 1,830,000
     Bad debt expense ...................          10,000           70,000
     Accrued liabilities ................          30,000           10,000
                                              -----------      -----------
                                                2,255,000        1,910,000
     Valuation allowance ................      (2,255,000)      (1,910,000)
                                              -----------      -----------
          Net deferred tax assets .......     $         0      $         0
                                              ===========      ===========

     At December 31, 1998, the Company had net operating losses available for federal and state income taxes of approximately $5,510,000. The Company's ability to utilize its net operating losses to offset future taxable income may be limited under the Internal Revenue Code Section 382 change in ownership rules. A valuation allowance has been provided since the Company believes the realizability of the deferred tax asset does not meet the more likely than not criteria under SFAS No. 109. The Company's accumulated net operating losses expire in varying amounts between 2010 and 2018.

12. BUSINESS SEGMENTS AND SIGNIFICANT CUSTOMERS:

     For the year ended December 31, 1998, one Arizona grocery chain customer of the Company accounted for $2,067,000, or 16% of the Company's consolidated net sales. Two Arizona grocery chain customers of the Company accounted for $2,255,000, or 14%, and $1,579,000, or 10%, of the Company's consolidated net sales for the year ended December 31, 1997.

     The Company's operations consist of two segments: manufactured products and distributed products. The manufactured products segment produces potato chips for sale to snack food distributors. The distributed products segment sells other snack food products manufactured by other companies to the Company's Arizona snack food distributors and also merchandises in Texas for a fee, but does not purchase and resell, snack food products for manufacturers. The Company's reportable segments offer different products and services. All of the Company's revenues are attributable to external customers in the United States and all of its assets are located in the United States. The Company does not allocate assets based on its reportable segments.

     The accounting policies of the segments are the same as those described in the Summary of Significant Accounting Policies (Note 1). The Company does not allocate selling, general and administrative expenses, income taxes or unusual items to segments and has no significant non-cash items other than depreciation and amortization.

                      POORE BROTHERS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

12. BUSINESS SEGMENTS AND SIGNIFICANT CUSTOMERS: (CONTINUED)

                                         MANUFACTURED  DISTRIBUTED
                                           PRODUCTS     PRODUCTS    CONSOLIDATED
                                           --------     --------    ------------
1998
----
Revenues from external customers ......  $10,285,805    $2,882,188   $13,167,993
Depreciation and amortization
  included in segment gross profit ....      577,413            --       577,413
Segment gross profit ..................    2,897,374       346,729     3,244,103

1997
----
Revenues from external customers ......   11,221,088     4,510,709    15,731,797
Depreciation and amortization
  included in segment gross profit ....      363,385            --       363,385
Segment gross profit ..................    1,723,547       298,270     2,021,817

     The following table reconciles reportable segment profit to the Company's consolidated loss before income taxes:

                                                        1998           1997
                                                        ----           ----
     Segment gross profit .........................  $ 3,244,103    $ 2,021,817
     Unallocated amounts:
       Selling, general and administrative expenses    3,603,156      3,982,428
       Loss on disposition of businesses ..........           --        745,875
       Interest expense, net ......................      515,038        327,611
                                                     -----------    -----------
     Loss before income taxes .....................  $  (874,091)   $(3,034,097)
                                                     ===========    ===========

13. LITIGATION:

     In June 1996, a lawsuit was commenced in an Arizona state court against two directors of the Company, Mark S. Howells and Jeffrey J. Puglisi, and PB Southeast which alleged, among other things, that James Gossett had an oral agreement with Mr. Howells to receive a 49% ownership interest in PB Southeast, that Messrs. Howells and Puglisi breached fiduciary duties and other obligations to Mr. Gossett and that he was entitled to exchange such alleged stock interest for shares in the Company. Messrs. Howells and Puglisi and PB Southeast filed a counterclaim against Mr. Gossett alleging various acts of nonperformance and breaches of fiduciary duty on the part of Mr. Gossett. In November 1998, the lawsuits were settled and all claims dismissed with prejudice. The Company incurred no expense in the settlement other than its own legal fees.

     In September 1997, a lawsuit was commenced against PB Distributing by Chris Ivey and his company, Shelby and Associates (collectively, "Ivey"). The complaint alleged, among other things, that PB Distributing defrauded Ivey as part of Ivey's purchase of a distributing company from Walter Distributing Company and James Walter and that as a result, Ivey suffered damages of at least $390,000. In July 1998, the Company settled the litigation with Ivey. The $13,000 settlement included the release of all claims and the dismissal of the lawsuit.

     The Company is a party to various lawsuits arising in the ordinary course of business. Management believes, based on discussions with legal counsel, that the resolution of such lawsuits will not have a material effect on the financial statements taken as a whole.

14. RELATED PARTIES:

     The Company paid $67,600 to a company owned by the brother of Mark S. Howells, the Company's Chairman, for construction management services related to the Company's Goodyear, Arizona manufacturing facility from February 1997 to October 1997.

                                  EXHIBIT INDEX

21.1   List of subsidiaries of Poore Brothers, Inc.
27.1   Financial Data Schedule for 1998