Form 10QSB
period 1999-03-31
POORE BROTHERS INC
filed 1999-05-07
CIK 944508

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 1999

                                       OR

[ ] Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ___________ to ____________


                         Commission File Number 1-14556


                              POORE BROTHERS, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


          Delaware                                               86-0786101
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)


                3500 S. La Cometa Drive, Goodyear, Arizona 85338
                ------------------------------------------------
                    (Address of principal executive offices)


                                 (602) 932-6200
                           ---------------------------
                           (Issuer's telephone number)

Check  whether the  Registrant:  (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]  No [ ]

As of March 31, 1999, the number of issued and outstanding shares of common stock of the Registrant was 7,832,997.

Transitional Small Business Disclosure Format (check one): Yes [ ]  No [X]

                                TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

        Consolidated balance sheets as of March 31, 1999 and
          December 31, 1998................................................... 3

        Consolidated statements of operations for the three
          months ended March 31, 1999 and 1998................................ 4

        Consolidated statements of cash flows for the three
          months ended March 31, 1999 and 1998 ............................... 5

        Notes to consolidated financial statements............................ 6

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
        FINANCIAL CONDITION................................................... 9


PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS................................................... 11

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS........................... 11

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES..................................... 11

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................. 11

ITEM 5.  OTHER INFORMATION................................................... 11

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.................................... 12

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                      POORE BROTHERS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                     MARCH 31,      DECEMBER 31,
                                                       1999             1998
                                                   ------------    -------------
ASSETS (unaudited)
Current assets:
   Cash and cash equivalents                       $    154,843    $    270,295
   Accounts receivable, net of allowance of
     $34,000 in 1999 and $24,000 in 1998              1,580,126       1,712,955
   Inventories                                          426,923         465,038
   Other current assets                                 234,456         281,994
                                                   ------------    ------------
     Total current assets                             2,396,348       2,730,282

Property and equipment, net                           6,195,073       6,270,374
Intangible assets, net                                3,593,276       3,723,906
Other assets                                            203,695         214,327
                                                   ------------    ------------
     Total assets                                  $ 12,388,392    $ 12,938,889
                                                   ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                $    660,250    $    870,204
   Accrued liabilities                                  426,000         439,404
   Current portion of long-term debt                    703,933         652,519
                                                   ------------    ------------
      Total current liabilities                       1,790,183       1,962,127

Long-term debt, less current portion                  5,683,937       5,720,247
                                                   ------------    ------------
     Total liabilities                                7,474,120       7,682,374
                                                   ------------    ------------

Shareholders' equity:
   Preferred stock, $100 par value; 50,000 shares
     authorized; No shares issued or outstanding
     in 1999 and 1998                                        --              --
   Common stock, $.01 par value; 15,000,000 shares
     authorized; 7,832,997 shares issued and
     outstanding in 1999 and 1998                        78,329          78,329
   Additional paid-in capital                        11,514,210      11,514,210
   Accumulated deficit                               (6,678,267)     (6,336,024)
                                                   ------------    ------------
     Total shareholders' equity                       4,914,272       5,256,515
                                                   ------------    ------------
     Total liabilities and shareholders' equity    $ 12,388,392    $ 12,938,889
                                                   ============    ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      POORE BROTHERS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                    THREE MONTHS ENDED MARCH 31,
                                                    ----------------------------
                                                         1999           1998
                                                      -----------   ------------
                                                      (unaudited)   (unaudited)

Net sales ..........................................  $ 3,690,858   $ 3,196,764

Cost of sales ......................................    2,928,941     2,372,885
                                                      -----------   -----------

  Gross profit .....................................      761,917       823,879

Selling, general and administrative expenses .......      879,031       935,844
                                                      -----------   -----------

  Operating loss ...................................     (117,114)     (111,965)
                                                      -----------   -----------

Interest income ....................................        5,806        13,495

Interest expense ...................................     (159,304)     (137,092)
                                                      -----------   -----------
                                                         (153,498)     (123,597)
                                                      -----------   -----------
  Loss before cumulative effect of a change in
    accounting principle ...........................     (270,612)     (235,562)

Cumulative effect of a change in accounting
  principle ........................................      (71,631)           --
                                                      -----------   -----------

  Net loss .........................................  $  (342,243)  $  (235,562)
                                                      ===========   ===========
Loss per common share:
  Basic-
    Loss before cumulative effect of a change
      in accounting principle ......................  $     (0.03)  $     (0.03)
    Cumulative effect of a change in accounting
      principle ....................................        (0.01)           --
                                                      -----------   -----------
        Net loss ...................................  $     (0.04)  $     (0.03)
                                                      ===========   ===========
    Diluted-
      Loss before cumulative effect of a change in
        accounting principle .......................  $     (0.03)  $     (0.03)
      Cumulative effect of a change in accounting
        principle ..................................        (0.01)           --
                                                      -----------   -----------
      Net loss .....................................  $     (0.04)  $     (0.03)
                                                      ===========   ===========
Weighted average number of common shares:
    Basic ..........................................    7,832,997     7,058,946
                                                      ===========   ===========
    Diluted ........................................    7,832,997     7,058,946
                                                      ===========   ===========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                      POORE BROTHERS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                    THREE MONTHS ENDED MARCH 31,
                                                    ----------------------------
                                                        1999            1998
                                                     -----------    ------------
                                                     (unaudited)     (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss .........................................  $(342,243)    $  (235,562)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Cumulative effect of a change in accounting
      principle ....................................     71,631              --
    Depreciation ...................................    147,737         142,052
    Amortization ...................................    111,530          57,991
    Bad debt expense ...............................     12,000          50,000
  Change in operating assets and liabilities:
    Accounts receivable ............................    120,828        (157,014)
    Inventories ....................................     38,116          38,196
    Other assets and liabilities ...................      8,139          16,463
    Accounts payable and accrued liabilities .......   (223,357)       (236,426)
                                                      ---------     -----------
   Net cash used in operating activities ...........    (55,619)       (324,300)
                                                      ---------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment ...............    (72,437)        (31,142)
                                                      ---------     -----------
    Net cash used in investing activities ..........    (72,437)        (31,142)
                                                      ---------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock ...........         --          81,116
  Payments made on long-term debt ..................   (154,646)       (232,585)
  Net increase in working capital line of credit ...    167,250          17,955
                                                      ---------     -----------
    Net cash (used in) provided by financing
      activities ...................................     12,604        (133,514)
                                                      ---------     -----------
Net (decrease) in cash and cash equivalents ........   (115,452)       (488,956)
Cash and cash equivalents at beginning of period ...    270,295       1,622,751
                                                      ---------     -----------
Cash and cash equivalents at end of period .........  $ 154,843     $ 1,133,795
                                                      =========     ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the three months for interest ...  $ 112,780     $   133,710

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                      POORE BROTHERS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     GENERAL

     Poore Brothers, Inc. (the "Company"), a Delaware corporation, was organized in February 1995 as a holding company and on May 31, 1995 acquired substantially all of the equity of Poore Brothers Southeast, Inc. ("PB Southeast") in an exchange transaction. The exchange transaction with PB Southeast was accounted for similar to a pooling-of interests since both entities had common ownership and control immediately prior to the transaction. During 1997, the Company sold its Houston, Texas distribution business and closed its PB Southeast manufacturing operation. In November 1998, the Company acquired the business and certain assets (including the Bob's Texas StyleTM potato chips brand) of Tejas Snacks, L.P. ("Tejas"), a Texas-based potato chip manufacturer.

     The Company is engaged in the production, marketing and distribution of salty snack food products that are sold primarily throughout the southwestern United States. The Company manufactures and sells its own brands of batch-cooked potato chips under the Poore Brothers(R) and Bob's Texas StyleTM brand names, manufactures private label potato chips for grocery store chains, and distributes and merchandises snack food products that are manufactured by others.

     BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of Poore Brothers, Inc. and all of its wholly owned subsidiaries. All significant intercompany amounts and transactions have been eliminated. The financial statements have been prepared in accordance with the instructions for Form 10-QSB and, therefore, do not include all the information and footnotes required by generally accepted accounting principles. In the opinion of management, the consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary in order to make the consolidated financial statements not misleading. A description of the Company's accounting policies and other financial information is included in the audited financial statements filed with the Form 10-KSB for the fiscal year ended December 31, 1998. The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results expected for the full year.

     CHANGE IN ACCOUNTING PRINCIPLE

     In accordance with Statement of Position 98-5, REPORTING ON THE COSTS OF START-UP ACTIVITIES, effective January 1, 1999, the Company was required to change its accounting principle for organization costs. Previously, the Company capitalized such costs and amortized them using the straight-line method over five years. At December 31, 1998, such costs totaled $257,051 and the accumulated amortization totaled $185,420. In the first quarter of 1999, the Company wrote-off the remaining $71,631 and will expense as incurred any future organization costs. The write-off has been reflected in the Consolidated Statement of Operations for the three months ended March 31, 1999 as the "Cumulative effect on prior years (to December 31, 1998) of expensing organization costs" in accordance with APB No. 20.

     LOSS PER SHARE

     Basic earnings per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Exercises of outstanding stock options or warrants and conversion of convertible debentures were not assumed to be exercised for purposes of calculating diluted earning per share for the three months ended March 31, 1999 and 1998, as their effect was anti-dilutive.

2. LONG-TERM DEBT

     At March 31, 1999, the Company had outstanding 9% Convertible Debentures due July 1, 2002 (the "9% Convertible Debentures") in the principal amount of $2,229,114. The 9% Convertible Debentures are secured by land, buildings, equipment and intangibles. Interest on the 9% Convertible Debentures is paid by the Company on a monthly basis. Monthly principal payments of approximately $20,000 are required to be made by the Company beginning in November 1999 through June 2002. For the period November 1, 1998 through October 31, 1999,
Renaissance Capital (the holder of $1,718,094 principal amount of the 9% Convertible Debentures) agreed to waive all mandatory principal redemption payments and accepted 183,263 unregistered shares of Common Stock in lieu of $154,628 cash interest payments.

     The Convertible Debenture Loan Agreement contains covenants requiring the maintenance of certain financial ratios including an interest coverage ratio of 1:1, minimum working capital of $500,000, a current ratio of 1.1:1 and a minimum of $4,500,000 shareholders' equity. At March 31, 1999, the Company was in compliance with all of the financial ratio requirements. The holders of the 9% Convertible Debentures had previously granted the Company a waiver effective through June 30, 1999 for the interest coverage ratio. In the event of default, the holders of the 9% Convertible Debentures have the right, upon written notice and after a thirty-day period during which such default may be cured, to demand immediate payment of the then unpaid principal and accrued but unpaid interest under the 9% Convertible Debentures. Management believes that the achievement of the Company's plans and objectives will enable the Company to attain a sufficient level of profitability to remain in compliance with the financial ratios. There can be no assurance, however, that the Company will attain any such profitability and remain in compliance with the financial ratios. Any acceleration under the 9% Convertible Debentures prior to their maturity on July 1, 2002 could have a material adverse effect upon the Company.

     On November 4, 1998, the Company signed a new $2.5 million Credit Agreement with Wells Fargo Business Credit, Inc. (hereinafter "Wells Fargo" and formerly Norwest Business Credit, Inc.) which includes a $2.0 million working capital line of credit (the "Wells Fargo Line of Credit") and a $0.5 million term loan (the "Wells Fargo Term Loan"). The outstanding balance on the Wells Fargo Line of Credit was $1,014,263 and $847,013 at March 31, 1999 and December 31, 1998,
respectively. The Wells Fargo Line of Credit bears interest at an annual rate of prime plus 1.5% and matures in November 2001 while the Wells Fargo Term Loan bears interest at an annual rate of prime plus 3% and requires monthly principal payments of approximately $28,000, plus interest, until maturity on May 1, 2000. The Wells Fargo Credit Agreement is secured by accounts receivable, inventories, equipment and general intangibles. The borrowing base under the Wells Fargo Line of Credit is limited to 85% of eligible receivables and 60% of eligible inventories. As of April 16, 1999, the Company had a borrowing base of approximately $1,340,000 under the Wells Fargo Line of Credit. The Wells Fargo Credit Agreement requires the Company to be in compliance with certain financial performance criteria, including minimum debt service coverage ratio, minimum quarterly and annual operating results and minimum quarterly and annual changes in book net worth. At March 31, 1999, the Company was in compliance with all of the financial performance criteria. Management believes that the fulfillment of the Company's plans and objectives will enable the Company to attain a sufficient level of profitability to remain in compliance with these financial performance criteria. There can be no assurance, however, that the Company will attain any such profitability and remain in compliance. Any acceleration under the Wells Fargo Credit Agreement prior to the scheduled maturity of the Wells Fargo Line of Credit or the Wells Fargo Term Loan could have a material adverse effect upon the Company.

3. LITIGATION

     The Company is a party to various lawsuits arising in the ordinary course of business. Management believes, based on discussions with legal counsel, that the resolution of such lawsuits will not have a material effect on the financial statements taken as a whole.

4. BUSINESS SEGMENTS

     The Company's operations consist of two segments: manufactured products and distributed products. The manufactured products segment produces potato chips for sale primarily to snack food distributors. The distributed products segment sells snack food products manufactured by other companies to the Company's Arizona snack food distributors and also merchandises in Texas for a fee, but does not purchase and resell, snack food products for manufacturers. The Company's reportable segments offer different products and services. All of the Company's revenues are attributable to external customers in the United States and all of its assets are located in the United States. The Company does not allocate assets based on its reportable segments.

     The accounting policies of the segments are the same as those described in the Summary of Accounting Policies included in Note 1 to the audited financial statements filed with the Form 10-KSB for the fiscal year ended December 31, 1998. The Company does not allocate selling, general and administrative expenses, income taxes or unusual items to segments and has no significant non-cash items other than depreciation and amortization.

                                         MANUFACTURED   DISTRIBUTED
                                           PRODUCTS      PRODUCTS   CONSOLIDATED
                                           --------      --------   ------------
1999
     Revenues from external customers ..  $2,593,113   $1,097,745    $3,690,858
     Depreciation and amortization in
       segment gross profit ............     185,568           --       185,568
     Segment gross profit ..............     689,246       72,671       761,917

1998
     Revenues from external customers ..  $2,630,756   $  566,008    $3,196,764
     Depreciation and amortization in
       segment gross profit ............     141,982           --       141,982
     Segment gross profit ..............     787,019       36,860       823,879

The following table reconciles reportable segment profit to the Company's consolidated loss before income taxes and cumulative effect of change in accounting principle.

                                                          1999          1998
                                                        ---------     ---------
Consolidated segment gross profit ..................    $ 761,917     $ 823,879
Unallocated amounts:
  Selling, general and administrative expenses .....      879,031       935,844
  Interest expense, net ............................      153,498       123,597
                                                        ---------     ---------
Loss before income taxes and cumulative effect of
  change in accounting principle ...................    $(270,612)    $(235,562)
                                                        =========     =========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     RESULTS OF OPERATIONS

     THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1998

     Net sales for the three months ended March 31, 1999 were $3,690,858, up $494,094, or 15%, from $3,196,764 for the three months ended March 31, 1998. Sales of products manufactured by the Company accounted for 70% and 82% of total net sales in 1999 and 1998, respectively, while revenues from distributed products accounted for 30% and 18% in 1999 and 1998, respectively. Sales of branded and private label manufactured products were generally flat, while revenues from the distribution and merchandising of products manufactured by others increased $531,737, or 94%. The majority of this increase, $297,401, was from the Texas merchandising operation, acquired by the Company in November 1998 in connection with the Tejas acquisition. The remainder of the increase was due to increased sales of distributed product lines.

     Gross profit for the three months ended March 31, 1999, was $761,917, or 21% of net sales, as compared to $823,879, or 26% of net sales, for the three months ended March 31, 1998. The decrease in gross profit of manufactured products from $787,019, or 30% of net sales, to $689,246, or 27% of net sales, was primarily the result of higher potato and oil costs versus a year ago. The gross profit of distributed products increased from $36,860 to $72,671 reflecting the impact of higher revenues.

     Selling, general and administrative expenses decreased to $879,031 for the three months ended March 31, 1999 from $935,844 for the same period in 1998. The decrease of $56,813, or 6%, compared to the first quarter of 1998, was principally due to lower bad debt expense and promotional spending.

     Net interest expense increased to $153,498 for the three months ended March 31, 1999 from $123,597 for the three months ended March 31, 1998. This increase was due to lower interest income on investments of $7,689 and increased interest expense of $22,212 on indebtedness related to the Tejas acquisition.

     The cumulative effect of a change in accounting principle resulted in a $71,631 charge and was related to the Company's expensing of previously capitalized organization costs in accordance with Statement of Position 98-5, REPORTING ON THE COSTS OF START-UP ACTIVITIES."

     LIQUIDITY AND CAPITAL RESOURCES

     Net working capital was $606,165 (a current ratio of 1.3:1) and $768,155 (a current ratio of 1.4:1) at March 31, 1999 and December 31, 1998, respectively. The $161,990 decrease in working capital was primarily attributable to the Company's use of cash for operating and investing activities. For the three months ended March 31, 1999, the Company used $55,619 for operating activities, principally to reduce payables, and invested $72,437 in new equipment.

     At March 31, 1999, the Company had outstanding 9% Convertible Debentures due July 1, 2002 (the "9% Convertible Debentures") in the principal amount of $2,229,114. The 9% Convertible Debentures are secured by land, buildings, equipment and intangibles. Interest on the 9% Convertible Debentures is paid by the Company on a monthly basis. Monthly principal payments of approximately $20,000 are required to be made by the Company beginning in November 1999 through June 2002. For the period November 1, 1998 through October 31, 1999,
Renaissance Capital (the holder of $1,718,094 principal amount of the 9% Convertible Debentures) agreed to waive all mandatory principal redemption payments and accepted 183,263 unregistered shares of Common Stock in lieu of $154,628 cash interest payments.

     The Convertible Debenture Loan Agreement contains covenants requiring the maintenance of certain financial ratios including an interest coverage ratio of 1:1, minimum working capital of $500,000, a current ratio of 1.1:1 and a minimum of $4,500,000 shareholders' equity. At March 31, 1999, the Company was in compliance with all of the financial ratio requirements. The holders of the 9% Convertible Debentures had previously granted the Company a waiver effective through June 30, 1999 for the interest coverage ratio. In the event of default, the holders of the 9% Convertible Debentures have the right, upon written notice and after a thirty-day period during which such default may be cured, to demand immediate payment of the then unpaid principal and accrued but unpaid interest under the 9% Convertible Debentures. Management believes that the achievement of the Company's plans and objectives will enable the Company to attain a sufficient level of profitability to remain in compliance with the financial ratios. There can be no assurance, however, that the Company will attain any such profitability and remain in compliance with the financial ratios. Any acceleration under the 9% Convertible Debentures prior to their maturity on July 1, 2002 could have a material adverse effect upon the Company.

     On November 4, 1998, the Company signed a new $2.5 million Credit Agreement with Wells Fargo Business Credit, Inc. (hereinafter "Wells Fargo" and formerly Norwest Business Credit, Inc.) which includes a $2.0 million working capital line of credit (the "Wells Fargo Line of Credit") and a $0.5 million term loan (the "Wells Fargo Term Loan"). The balance outstanding was $1,014,263 and $847,013 at March 31, 1999 and December 31, 1998, respectively. The Wells Fargo Line of Credit bears interest at an annual rate of prime plus 1.5% and matures in November 2001 while the Wells Fargo Term Loan bears interest at an annual rate of prime plus 3% and requires monthly principal payments of approximately $28,000, plus interest, until maturity on May 1, 2000. The Wells Fargo Credit Agreement is secured by accounts receivable, inventories, equipment and general intangibles. The borrowing base under the Wells Fargo Line of Credit is limited to 85% of eligible receivables and 60% of eligible inventories. As of April 16, 1999, the Company had a borrowing base of approximately $1,340,000 under the Wells Fargo Line of Credit. The Wells Fargo Credit Agreement requires the Company to be in compliance with certain financial performance criteria, including minimum debt service coverage ratio, minimum quarterly and annual operating results and minimum quarterly and annual changes in book net worth. At March 31, 1999, the Company was in compliance with all of the financial performance criteria. Management believes that the fulfillment of the Company's plans and objectives will enable the Company to attain a sufficient level of profitability to remain in compliance with these financial performance criteria. There can be no assurance, however, that the Company will attain any such profitability and remain in compliance. Any acceleration under the Wells Fargo Credit Agreement prior to the scheduled maturity of the Wells Fargo Line of Credit or the Wells Fargo Term Loan could have a material adverse effect upon the Company.

     In connection with the implementation of the Company's business strategy, the Company may incur additional operating losses in the future and is likely to require future debt or equity financings (particularly in connection with future strategic acquisitions). Expenditures relating to acquisition-related integration costs, market and territory expansion and new product development may adversely affect selling, general and administrative expenses and consequently may adversely affect operating and net income. These types of expenditures are expensed for accounting purposes as incurred, while sales generated from the result of such expansion may benefit future periods. As a result of the 1997 restructuring actions and the 1998 Tejas acquisition, management believes that the Company will generate positive cash flow from operations in 1999, which along with its existing working capital and borrowing facilities, should enable the Company to meet its operating cash requirements through 1999. The belief is based on current operating plans and certain assumptions, including those relating to the Company's future revenue levels and expenditures, industry and general economic conditions and other conditions. If any of these factors change, the Company may require future debt or equity financings to meet its business requirements. There can be no assurance that any required financings will be available or, if available, on terms attractive to the Company.

                           FORWARD LOOKING STATEMENTS

     WHEN USED IN THIS FORM 10-QSB AND IN FUTURE FILINGS BY THE COMPANY WITH THE SECURITIES AND EXCHANGE COMMISSION (THE "COMMISSION"), THE WORDS OR PHRASES "WILL LIKELY RESULT," "THE COMPANY EXPECTS," "WILL CONTINUE," "IS ANTICIPATED," "ESTIMATED," "PROJECT," OR "OUTLOOK," OR SIMILAR WORDS OR EXPRESSIONS, ARE INTENDED TO IDENTIFY "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. THE COMPANY WISHES TO CAUTION READERS NOT TO PLACE UNDUE RELIANCE ON ANY SUCH FORWARD-LOOKING STATEMENTS, EACH OF WHICH SPEAKS ONLY AS OF THE DATE MADE. SUCH STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM HISTORICAL EARNINGS AND THOSE PRESENTLY ANTICIPATED OR PROJECTED. IN LIGHT OF SUCH RISKS AND UNCERTAINTIES, THERE CAN BE NO ASSURANCE THAT FORWARD-LOOKING INFORMATION CONTAINED IN THIS FORM 10-QSB WILL, IN FACT, TRANSPIRE OR PROVE TO BE ACCURATE. THE COMPANY HAS NO OBLIGATION TO PUBLICLY RELEASE THE RESULT OF ANY REVISIONS THAT MAY BE MADE TO ANY FORWARD-LOOKING STATEMENTS TO REFLECT ANTICIPATED OR UNANTICIPATED EVENTS OR CIRCUMSTANCES OCCURRING AFTER THE DATE OF SUCH STATEMENTS.


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

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5. OTHER INFORMATION

     On May 3, 1999, the Company announced that it had signed a letter of intent to acquire Wabash Foods, LLC for 4.0 million shares of common stock and assumption of debt. The Company simultaneously signed a management contract pursuant to which the Company will manage the operations of Wabash Foods pending completion of the acquisition. The Company will receive a management fee for such services. Completion of the acquisition is subject to the signing of a definitive purchase agreement, approval by the Company's Board of Directors and approval by the Company's shareholders. The acquisition is expected to close in the third quarter. In the event that a definitive agreement is signed but the transaction is not approved by the Company's shareholders, the Company is obligated to pay Wabash a breakup fee consisting, in the Company's sole and absolute discretion, of either $130,000 or 100,000 shares of the Company's common stock.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits:

     EXHIBIT
     NUMBER         DESCRIPTION
     ------         -----------
      27.1          Financial Data Schedule. *

     *    Filed herewith.

     (b) Current Reports on Form 8-K:

     None.


                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              POORE BROTHERS, INC.



Dated:  May 7, 1999                    By: /s/ Eric J. Kufel
                                           -------------------------------------
                                           Eric J. Kufel
                                           President and Chief Executive Officer
                                           (principal executive officer)


Dated:  May 7, 1999                    By: /s/ Thomas W. Freeze
                                           -------------------------------------
                                           Thomas W. Freeze
                                           Vice President, Chief Financial
                                           Officer, Treasurer and Secretary
                                           (principal financial and accounting
                                            officer)

                                  EXHIBIT INDEX



EXHIBIT
NUMBER       DESCRIPTION
------       -----------

27.1         Financial Data Schedule.