Form 10QSB
period 1999-06-30
POORE BROTHERS INC
filed 1999-08-10
CIK 944508

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 1999

                                       OR

[ ] Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _______ to _______

                         Commission File Number 1-14556


                              POORE BROTHERS, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


                   Delaware                                      86-0786101
------------------------------------------------              ----------------
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

As of June 30, 1999, the number of issued and outstanding shares of common stock of the Registrant was 7,832,997.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                TABLE OF CONTENTS


PART I. FINANCIAL INFORMATION

     ITEM 1. FINANCIAL STATEMENTS

          Consolidated balance sheets as of June 30, 1999 and
           December 31, 1998................................................   3

          Consolidated statements of operations for the three and
           six months ended June 30, 1999 and 1998..........................   4

          Consolidated statements of cash flows for the six months
           ended June 30, 1999 and 1998.....................................   5

          Notes to consolidated financial statements........................   6

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
             AND FINANCIAL CONDITION........................................  10

PART II. OTHER INFORMATION

     ITEM 1. LEGAL PROCEEDINGS..............................................  14

     ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS......................  14

     ITEM 3. DEFAULTS UPON SENIOR SECURITIES................................  14

     ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............  14

     ITEM 5. OTHER INFORMATION..............................................  14

     ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K...............................  14

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                      POORE BROTHERS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                      JUNE 30,     DECEMBER 31,
                                                        1999           1998
                                                    ------------   ------------
                                     ASSETS          (unaudited)
Current assets:
  Cash and cash equivalents ......................  $    645,326   $    270,295
  Accounts receivable, net of allowance of
    $60,000 in 1999 and $24,000 in 1998 ..........     2,271,910      1,712,955
  Inventories ....................................       507,979        465,038
  Other current assets ...........................       363,756        281,994
                                                    ------------   ------------
    Total current assets .........................     3,788,971      2,730,282

Property and equipment, net ......................     6,089,082      6,270,374
Intangible assets, net ...........................     3,540,539      3,723,906
Other assets .....................................       191,269        214,327
                                                    ------------   ------------
    Total assets .................................  $ 13,609,861   $ 12,938,889
                                                    ============   ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable ...............................  $  1,418,233   $    870,204
  Accrued liabilities ............................       703,110        439,404
  Current portion of long-term debt ..............       728,715        652,519
                                                    ------------   ------------
    Total current liabilities ....................     2,850,058      1,962,127

Long-term debt, less current portion .............     5,640,142      5,720,247
                                                    ------------   ------------
    Total liabilities ............................     8,490,200      7,682,374
                                                    ------------   ------------
Shareholders' equity:
  Preferred stock, $100 par value; 50,000 shares
    authorized; No shares issued or outstanding
    in 1999 and 1998 .............................            --             --
  Common stock, $.01 par value; 15,000,000 shares
    authorized; 7,832,997 shares issued and
    outstanding in 1999 and 1998..................        78,329         78,329
  Additional paid-in capital .....................    11,514,210     11,514,210
  Accumulated deficit ............................    (6,472,878)    (6,336,024)
                                                    ------------   ------------
    Total shareholders' equity ...................     5,119,661      5,256,515
                                                    ------------   ------------
    Total liabilities and shareholders' equity ...  $ 13,609,861   $ 12,938,889
                                                    ============   ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      POORE BROTHERS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                        THREE MONTHS ENDED JUNE 30,   SIX MONTHS ENDED JUNE 30,
                                                        ---------------------------  --------------------------
                                                            1999           1998          1999          1998
                                                        -----------    -----------   -----------   -----------
                                                        (unaudited)    (unaudited)   (unaudited)   (unaudited)
Net revenues ........................................   $  5,229,562    $3,264,454    $8,920,420    $6,461,219

Cost of revenues ....................................      3,735,123     2,440,401     6,664,064     4,813,287
                                                        ------------    ----------    ----------    ----------
    Gross profit ....................................      1,494,439       824,053     2,256,356     1,647,932

Selling, general and administrative expenses ........      1,133,093       847,247     2,012,124     1,783,091
                                                        ------------    ----------    ----------    ----------
    Operating income (loss) .........................        361,346       (23,194)      244,232      (135,159)

Interest income .....................................          7,174        11,627        12,980        25,122

Interest expense ....................................       (163,131)     (137,237)     (322,435)     (274,329)
                                                        ------------    ----------    ----------    ----------
    Income (loss) before cumulative effect of a
     change in accounting principle .................        205,389      (148,804)      (65,223)     (384,366)

Cumulative effect of a change in accounting
 principle...........................................             --            --       (71,631)           --
                                                        ------------    ----------    ----------    ----------
    Net income (loss) ...............................   $    205,389    $ (148,804)   $ (136,854)   $ (384,366)
                                                        ============    ==========    ==========    ==========
Earnings (loss) per common share:
  Basic-
    Income (loss) before cumulative effect of a
      change in accounting principle ................   $       0.03    $    (0.02)   $    (0.01)   $    (0.05)
    Cumulative effect of a change in accounting .....
      principle .....................................             --            --         (0.01)           --
                                                        ------------    ----------    ----------    ----------
    Net income (loss) ...............................   $       0.03    $    (0.02)   $    (0.02)   $    (0.05)
                                                        ============    ==========    ==========    ==========
  Diluted-
    Income (loss) before cumulative effect of a
     change in accounting principle .................   $       0.03    $    (0.02)   $    (0.01)   $    (0.05)
    Cumulative effect of a change in accounting .....
     principle ......................................             --            --         (0.01)           --
                                                        ------------    ----------    ----------    ----------
    Net income (loss) ...............................   $       0.03    $    (0.02)   $    (0.02)   $    (0.05)
                                                        ============    ==========    ==========    ==========
Weighted average number of common shares:
  Basic .............................................      7,832,997     7,126,657     7,832,997     7,092,988
                                                        ============    ==========    ==========    ==========
  Diluted ...........................................     10,143,829     7,126,657     7,832,997     7,092,988
                                                        ============    ==========    ==========    ==========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      POORE BROTHERS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                      SIX MONTHS ENDED JUNE 30,
                                                      -------------------------
                                                          1999          1998
                                                      -----------   -----------
                                                      (unaudited)   (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss .........................................  $  (136,854)  $  (384,366)
  Adjustments to reconcile net loss to net cash
    provided by operating activities:
    Cumulative effect of a change in accounting
      principle ....................................       71,631            --
    Depreciation ...................................      298,878       289,864
    Amortization ...................................      142,352       104,553
    Valuation reserves .............................       57,000        59,000
    Other non-cash charges .........................      131,963        51,712
  Change in operating assets and liabilities:
    Accounts receivable ............................     (600,955)       57,150
    Inventories ....................................      (57,941)      (29,293)
    Other assets and liabilities ...................     (221,283)       13,406
    Accounts payable and accrued liabilities .......      811,735       (99,615)
                                                      -----------   -----------
        Net cash provided by operating activities ..      496,526        62,411
                                                      -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds on disposal of property .................           --        21,977
  Purchase of property and equipment ...............     (117,586)      (91,910)
                                                      -----------   -----------
        Net cash used in investing activities ......     (117,586)      (69,933)
                                                      -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock ...........           --        81,116
  Payments made on long-term debt ..................     (305,891)     (298,921)
  Net increase (decrease) in working capital
    line of credit .................................      301,982      (230,532)
                                                      -----------   -----------
        Net cash used in financing activities ......       (3,909)     (448,337)
                                                      -----------   -----------
Net increase (decrease) in cash and cash
  equivalents ......................................      375,031      (455,859)
Cash and cash equivalents at beginning of
  period ...........................................      270,295     1,622,751
                                                      -----------   -----------
Cash and cash equivalents at end of period .........  $   645,326   $ 1,166,892
                                                      ===========   ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the six months for interest .....  $   222,026   $   268,447

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

     The Company is engaged in the production, marketing and distribution of salty snack food products that are sold primarily throughout the southwestern United States. The Company manufactures and sells its own brands of batch-cooked potato chips under the Poore Brothers(R) and Bob's Texas Style(TM) brand names, manufactures private label potato chips for grocery store chains, and distributes and merchandises snack food products that are manufactured by others.

     BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of Poore Brothers, Inc. and all of its wholly owned subsidiaries. All significant intercompany amounts and transactions have been eliminated. The financial statements have been prepared in accordance with the instructions for Form 10-QSB and, therefore, do not include all the information and footnotes required by generally accepted accounting principles. In the opinion of management, the consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary in order to make the consolidated financial statements not misleading. A description of the Company's accounting policies and other financial information is included in the audited financial statements filed with the Form 10-KSB for the fiscal year ended December 31, 1998. The results of operations for the six months ended June 30, 1999 are not necessarily indicative of the results expected for the full year.

     CHANGE IN ACCOUNTING PRINCIPLE

     In accordance with Statement of Position 98-5, REPORTING ON THE COSTS OF START-UP ACTIVITIES, effective January 1, 1999, the Company was required to change its accounting principle for organization costs. Previously, the Company capitalized such costs and amortized them using the straight-line method over five years. At December 31, 1998, such costs totaled $257,051 and the accumulated amortization totaled $185,420. In the first quarter of 1999, the Company wrote-off the remaining $71,631 and will expense as incurred any future organization costs. The write-off has been reflected in the Consolidated
Statement of Operations for the six months ended June 30, 1999 as the "Cumulative effect of a change in accounting principle" in accordance with APB No. 20.

     EARNINGS PER SHARE

     Basic earnings per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Exercises of outstanding stock options or warrants and conversion of convertible debentures are assumed to occur for purposes of calculating diluted earning per share for periods in which the Company reports a net profit, but not for periods in which the Company reports a net loss, as their effect would be anti-dilutive.

                                       THREE MONTHS ENDED JUNE 30,     SIX MONTHS ENDED JUNE 30,
                                       ---------------------------     -------------------------
                                           1999          1998             1999           1998
                                        -----------   -----------      -----------    -----------
BASIC EPS:
 Income (loss) before cumulative
   effect of change in accounting
   principle .........................  $   205,389    $ (148,804)      $  (65,223)    $ (384,366)
                                        ===========    ==========       ==========     ==========
 Weighted average number of
   common shares .....................    7,832,997     7,126,657        7,832,997      7,092,988
                                        ===========    ==========       ==========     ==========
 Earnings (loss) per common share ....  $      0.03    $    (0.02)      $    (0.01)    $    (0.05)
                                        ===========    ==========       ==========     ==========
DILUTED EPS:
 Income (loss) before cumulative
   effect of change in accounting
   principle .........................  $   205,389    $ (148,804)      $  (65,223)    $ (384,366)
 Impact on income of assumed
   conversions-
   9% convertible debenture
     interest ........................       50,018            --               --             --
                                        -----------    ----------       ----------     ----------
 Income available to common
   shareholders ......................  $   255,407    $ (148,804)      $  (65,223)    $ (384,366)
                                        ===========    ==========       ==========     ==========
 Weighted average number of
   common shares .....................    7,832,997     7,126,657        7,832,997      7,092,988
 Incremental shares from assumed
   conversions-
   9% convertible debentures .........    2,229,114            --               --             --
   Warrants ..........................       64,786            --               --             --
   Stock options .....................       16,932            --               --             --
                                        -----------    ----------       ----------     ----------
 Adjusted weighted average
   number of common shares ...........   10,143,829     7,126,657        7,832,997      7,092,988
                                        ===========    ==========       ==========     ==========
 Earnings (loss) per common share ....  $      0.03    $    (0.02)      $    (0.01)    $    (0.05)
                                        ===========    ==========       ==========     ==========

2. LONG-TERM DEBT

     At June 30, 1999, the Company had outstanding 9% Convertible Debentures due July 1, 2002 (the "9% Convertible Debentures") in the principal amount of $2,229,114. The 9% Convertible Debentures are secured by land, buildings, equipment and intangibles. Interest on the 9% Convertible Debentures is paid by the Company on a monthly basis. Monthly principal payments of approximately $20,000 are required to be made by the Company beginning in November 1999 through June 2002. For the period November 1, 1998 through October 31, 1999, Renaissance Capital Growth & Income Fund III, Inc. (the holder of $1,718,094 principal amount of the 9% Convertible Debentures) agreed to waive all mandatory principal redemption payments and accepted 183,263 unregistered shares of Common Stock in lieu of $154,628 cash interest payments.

     The Convertible Debenture Loan Agreement contains covenants requiring the maintenance of certain financial ratios including an interest coverage ratio of 1:1, minimum working capital of $500,000, a current ratio of 1.1:1 and a minimum shareholders' equity of $4,500,000. At June 30, 1999, the Company was in compliance with all of the financial ratio requirements. The holders of the 9% Convertible Debentures had previously granted the Company a waiver effective through June 30, 1999 for the interest coverage ratio. In the event of default, the holders of the 9% Convertible Debentures have the right, upon written notice and after a thirty-day period during which such default may be cured, to demand immediate payment of the then unpaid principal and accrued but unpaid interest under the 9% Convertible Debentures. Management believes that the achievement of the Company's plans and objectives will enable the Company to attain a sufficient level of profitability to remain in compliance with the financial ratios. There can be no assurance, however, that the Company will attain any such profitability and remain in compliance with the financial ratios. Any acceleration under the 9% Convertible Debentures prior to their maturity on July 1, 2002 could have a material adverse effect upon the Company.

     On November 4, 1998, the Company signed a new $2.5 million Credit Agreement with Wells Fargo Business Credit, Inc. (hereinafter "Wells Fargo" and formerly Norwest Business Credit, Inc.) which includes a $2.0 million working capital line of credit (the "Wells Fargo Line of Credit") and a $0.5 million term loan (the "Wells Fargo Term Loan"). The outstanding balance on the Wells Fargo Line of Credit was $1,148,995 and $847,013 at June 30, 1999 and December 31, 1998,
respectively. The Wells Fargo Line of Credit bears interest at an annual rate of prime plus 1.5% and matures in November 2001 while the Wells Fargo Term Loan bears interest at an annual rate of prime plus 3% and requires monthly principal payments of approximately $28,000, plus interest, until maturity on May 1, 2000. The Wells Fargo Credit Agreement is secured by accounts receivable, inventories, equipment and general intangibles. The borrowing base under the Wells Fargo Line of Credit is limited to 85% of eligible receivables and 60% of eligible inventories. As of July 13, 1999, the Company had a borrowing base of approximately $1,940,000 under the Wells Fargo Line of Credit. The Wells Fargo Credit Agreement requires the Company to be in compliance with certain financial performance criteria, including a minimum debt service coverage ratio, minimum quarterly and annual operating results and minimum quarterly and annual changes in book net worth. At June 30, 1999, the Company was in compliance with all of the financial performance criteria. Management believes that the fulfillment of the Company's plans and objectives will enable the Company to attain a sufficient level of profitability to remain in compliance with these financial performance criteria. There can be no assurance, however, that the Company will attain any such profitability and remain in compliance. Any acceleration under the Wells Fargo Credit Agreement prior to the scheduled maturity of the Wells Fargo Line of Credit or the Wells Fargo Term Loan could have a material adverse effect upon the Company.

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

                                          MANUFACTURED  DISTRIBUTED
                                            PRODUCTS     PRODUCTS   CONSOLIDATED
                                           ----------   ----------   ----------
THREE MONTHS ENDED JUNE 30, 1999
  Revenues from external customers ......  $4,104,310   $1,125,252   $5,229,562
  Depreciation and amortization in
    segment gross profit ................     109,121           --      109,121
  Segment gross profit ..................   1,411,487       82,952    1,494,439

THREE MONTHS ENDED JUNE 30, 1998
  Revenues from external customers ......  $2,603,070   $  661,384   $3,264,454
  Depreciation and amortization in
    segment gross profit ................     137,473           --      137,473
  Segment gross profit ..................     753,422       70,631      824,053


                                          MANUFACTURED  DISTRIBUTED
                                            PRODUCTS     PRODUCTS   CONSOLIDATED
                                           ----------   ----------   ----------
SIX MONTHS ENDED JUNE 30, 1999
  Revenues from external customers ......  $6,697,422   $2,222,998   $8,920,420
  Depreciation and amortization in
    segment gross profit ................     294,689           --      294,689
  Segment gross profit ..................   2,100,732      155,624    2,256,356

SIX MONTHS ENDED JUNE 30, 1998
  Revenues from external customers ......  $5,233,826   $1,227,393   $6,461,219
  Depreciation and amortization in
    segment gross profit ................     279,455           --      279,455
  Segment gross profit ..................   1,540,440      107,492    1,647,932


     The following table reconciles reportable segment gross profit to the Company's consolidated loss before income taxes and cumulative effect of a change in accounting principle.

                                          THREE MONTHS ENDED JUNE 30,   SIX MONTHS ENDED JUNE 30,
                                          -------------------------    -------------------------
                                             1999           1998           1999           1998
                                          ----------     ----------    -----------    -----------
Consolidated segment gross profit ....   $1,494,439      $ 824,053      $2,256,356      $1,647,932
Unallocated amounts:
  Selling, general and
    administrative expenses ..........    1,133,093        847,247       2,012,124       1,783,091
  Interest expense, net ..............      155,957        125,610         309,455         249,207
                                         ----------      ---------      ----------      ----------
Income (loss) before income taxes
  and cumulative effect of a change
  in accounting principle ............   $  205,389      $(148,804)     $  (65,223)     $ (384,366)
                                         ==========      =========      ==========      ==========

5. LETTER OF INTENT SIGNED TO ACQUIRE WABASH FOODS, LLC

     In April, the Company signed a letter of intent with Pate Foods Corporation, an Illinois Corporation ("Pate Foods"), and Wabash Foods LLC, a Delaware limited liability company and a wholly-owned subsidiary of Pate Foods ("Wabash Foods"), to acquire all of the membership interests of Wabash Foods. Wabash Foods produces and markets various salted snack brands, including O'Boisies(R), Tato Skins(R), and Pizzarias(R), at a manufacturing facility in Bluffton, Indiana. It is anticipated that the consideration to be paid by the Company for Wabash Foods will consist of 4.4 million shares of the Company's common stock, par value $.01 per share (the "Common Stock"), a warrant to purchase an additional 400,000 shares of Common Stock for $1.00 per share, and the effective assumption by the Company of the liabilities of Wabash Foods. In addition, the Company and Wabash Foods signed a management contract pursuant to which the Company has been managing the operations of Wabash Foods since April pending completion of the acquisition. The Company receives a management fee for such services. See "RESULTS OF OPERATIONS." Completion of the acquisition, which is expected to take place in the fourth quarter, is subject to successful completion of negotiations and the signing of the definitive purchase agreement, and approval of the transaction by the Company's Board of Directors and shareholders. In the event that the acquisition is not consummated, the management contract would likely by terminated. If a definitive agreement is signed, but the transaction is not approved by the Company's shareholders, the Company is obligated to pay Wabash a breakup fee consisting, in the Company's sole and absolute discretion, of either $260,000 or 200,000 shares of the Company's common stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     RESULTS OF OPERATIONS

     THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1998

     Net revenues for the three months ended June 30, 1999 were $5,229,562, up $1,965,108, or 60%, from $3,264,454 for the three months ended June 30, 1998.
Revenues for the manufactured products segment accounted for 78% and 80% of total net revenues in 1999 and 1998, respectively, while revenues from distributed products accounted for 22% and 20% in 1999 and 1998, respectively. Manufactured products segment revenues increased $1,306,440, or 50%, from sales of branded and private label products, including $770,571 from the Bob's Texas Style(TM) brand, acquired by the Company in November 1998 in connection with the Tejas acquisition, and $194,800, or 8%, from management fees pursuant to the Company's management contract with Wabash Foods, LLC. Revenues from the distribution and merchandising of products manufactured by others increased $463,867, or 70%. The majority of this increase, $323,005, was from the Texas merchandising operation, acquired by the Company in November 1998 in connection with the Tejas acquisition. The remainder of the increase was due to increased sales of distributed product lines.

     Gross profit for the three months ended June 30, 1999, was $1,494,439, or 29% of net revenues, as compared to $824,053, or 25% of net revenues, for the three months ended June 30, 1998. The $670,386 increase, or 81%, in gross profit resulted principally from the increased volume in the manufactured products segment.

     Selling, general and administrative expenses increased to $1,133,093, or 22% of net revenues, for the three months ended June 30, 1999 from $847,247, or 26% of net revenues, for the same period in 1998. The increase of $285,846, or 34%, compared to the second quarter of 1998, was primarily due to increased advertising and promotional spending.

     Net interest expense increased to $155,957 for the three months ended June 30, 1999 from a net interest expense of $125,610 for the three months ended June 30, 1998. This increase was due to lower interest income on investments of $4,453 and increased interest expense of $25,894 on indebtedness related to the Tejas acquisition.

     SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO THE SIX MONTHS ENDED
     JUNE 30, 1998

     Net revenues for the six months ended June 30, 1999 were $8,920,420, up $2,459,201, or 38%, from $6,461,219 for the six months ended June 30, 1998.
Revenues for the manufactured products segment accounted for 75% and 81% of total net revenues in 1999 and 1998, respectively, while revenues from distributed products accounted for 25% and 19% in 1999 and 1998, respectively. Manufactured products segment revenues increased $1,268,795, or 24%, from sales of branded and private label products, including $1,241,601 from the Bob's Texas Style(TM) brand, acquired by the Company in November 1998 in connection with the Tejas acquisition, and $194,800, or 4%, from management fees pursuant to the Company's management contract with Wabash Foods, LLC. Revenues from the distribution and merchandising of products manufactured by others increased $995,605, or 81%. The majority of this increase, $620,406, was from the Texas merchandising operation, acquired by the Company in November 1998 in connection with the Tejas acquisition. The remainder of the increase was due to increased sales of distributed product lines.

     Gross profit for the six months ended June 30, 1999, was $2,256,356, or 25% of net revenues, as compared to $1,647,932, or 26% of net revenues, for the six months ended June 30, 1998. The $608,424 increase, or 37%, in gross profit resulted principally from the increased volume in the manufactured products segment.

     Selling, general and administrative expenses increased to $2,012,124, or 23% of net revenues, for the six months ended June 30, 1999 from $1,783,091, or 28% of net revenues, for the same period in 1998. The increase of $229,033, or 13%, compared to the six months of 1998, was primarily due to increased advertising and promotional spending.

     Net interest expense increased to $309,455 for the three months ended June 30, 1999 from a net interest expense of $249,207 for the six months ended June 30, 1998. This increase was due to lower interest income on investments of $12,142 and increased interest expense of $48,106 on indebtedness related to the Tejas acquisition.

     The cumulative effect of a change in accounting principle resulted in a $71,631 charge in the first quarter of 1999 and was related to the Company's expensing of previously capitalized organization costs as required by Statement of Position 98-5, REPORTING ON THE COSTS OF START-UP ACTIVITIES," which was effective for the Company's fiscal year beginning January 1, 1999.

     LIQUIDITY AND CAPITAL RESOURCES

     Net working capital was $938,913 (a current ratio of 1.3:1) and $768,155 (a current ratio of 1.4:1) at June 30, 1999 and December 31, 1998, respectively. The $170,758 increase in working capital was primarily the result of the improved operating results of the Company. For the six months ended June 30, 1999, the Company generated cash flow of $496,526 from operating activities, principally from operating results, and invested $117,586 in new equipment.

     At June 30, 1999, the Company had outstanding 9% Convertible Debentures due July 1, 2002 (the "9% Convertible Debentures") in the principal amount of $2,229,114. The 9% Convertible Debentures are secured by land, buildings, equipment and intangibles. Interest on the 9% Convertible Debentures is paid by the Company on a monthly basis. Monthly principal payments of approximately $20,000 are required to be made by the Company beginning in November 1999 through June 2002. For the period November 1, 1998 through October 31, 1999,
Renaissance Capital (the holder of $1,718,094 principal amount of the 9% Convertible Debentures) agreed to waive all mandatory principal redemption payments and accepted 183,263 unregistered shares of Common Stock in lieu of $154,628 cash interest payments.

     The Convertible Debenture Loan Agreement contains covenants requiring the maintenance of certain financial ratios including an interest coverage ratio of 1:1, minimum working capital of $500,000, a current ratio of 1.1:1 and a minimum shareholders' equity of $4,500,000. At June 30, 1999, the Company was in compliance with all of the financial ratio requirements. The holders of the 9% Convertible Debentures had previously granted the Company a waiver effective through June 30, 1999 for the interest coverage ratio. In the event of default, the holders of the 9% Convertible Debentures have the right, upon written notice and after a thirty-day period during which such default may be cured, to demand immediate payment of the then unpaid principal and accrued but unpaid interest under the 9% Convertible Debentures. Management believes that the achievement of the Company's plans and objectives will enable the Company to attain a sufficient level of profitability to remain in compliance with the financial ratios. There can be no assurance, however, that the Company will attain any such profitability and remain in compliance with the financial ratios. Any acceleration under the 9% Convertible Debentures prior to their maturity on July 1, 2002 could have a material adverse effect upon the Company.

     On November 4, 1998, the Company signed a new $2.5 million Credit Agreement with Wells Fargo Business Credit, Inc. (hereinafter "Wells Fargo" and formerly Norwest Business Credit, Inc.) which includes a $2.0 million working capital line of credit (the "Wells Fargo Line of Credit") and a $0.5 million term loan (the "Wells Fargo Term Loan"). The balance outstanding was $1,148,955 and $847,013 at June 30, 1999 and December 31, 1998, respectively. The Wells Fargo Line of Credit bears interest at an annual rate of prime plus 1.5% and matures in November 2001 while the Wells Fargo Term Loan bears interest at an annual rate of prime plus 3% and requires monthly principal payments of approximately $28,000, plus interest, until maturity on May 1, 2000. The Wells Fargo Credit Agreement is secured by accounts receivable, inventories, equipment and general intangibles. The borrowing base under the Wells Fargo Line of Credit is limited to 85% of eligible receivables and 60% of eligible inventories. As of July 13, 1999, the Company had a borrowing base of approximately $1,940,000 under the Wells Fargo Line of Credit. The Wells Fargo Credit Agreement requires the Company to be in compliance with certain financial performance criteria, including a minimum debt service coverage ratio, minimum quarterly and annual operating results and minimum quarterly and annual changes in book net worth. At June 30, 1999, the Company was in compliance with all of the financial performance criteria. Management believes that the fulfillment of the Company's plans and objectives will enable the Company to attain a sufficient level of profitability to remain in compliance with these financial performance criteria. There can be no assurance, however, that the Company will attain any such profitability and remain in compliance. Any acceleration under the Wells Fargo Credit Agreement prior to the scheduled maturity of the Wells Fargo Line of Credit or the Wells Fargo Term Loan could have a material adverse effect upon the Company.

     In April, the Company signed a letter of intent with Pate Foods Corporation, an Illinois Corporation ("Pate Foods"), and Wabash Foods LLC, a Delaware limited liability company and a wholly-owned subsidiary of Pate Foods ("Wabash Foods"), to acquire all of the membership interests of Wabash Foods. Wabash Foods produces and markets various salted snack brands, including O'Boisies(R), Tato Skins(R), and Pizzarias(R), at a manufacturing facility in Bluffton, Indiana. It is anticipated that the consideration to be paid by the Company for Wabash Foods will consist of 4.4 million shares of the Company's common stock, par value $.01 per share (the "Common Stock"), a warrant to purchase an additional 400,000 shares of Common Stock for $1.00 per share, and the effective assumption by the Company of the liabilities of Wabash Foods. In addition, the Company and Wabash Foods signed a management contract pursuant to which the Company has been managing the operations of Wabash Foods since April pending completion of the acquisition. The Company receives a management fee for such services. See "RESULTS OF OPERATIONS." Completion of the acquisition, which is expected to take place in the fourth quarter, is subject to successful completion of negotiations and the signing of the definitive purchase agreement, and approval of the transaction by the Company's Board of Directors and shareholders. In the event that the acquisition is not consummated, the management contract would likely by terminated. If a definitive agreement is signed, but the transaction is not approved by the Company's shareholders, the Company is obligated to pay Wabash a breakup fee consisting, in the Company's sole and absolute discretion, of either $260,000 or 200,000 shares of the Company's common stock.

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

     The Company has not completed the development of contingency plans in the event that its internal systems or those of third parties fail to operate in compliance with the Year 2000 date change. The Company expects to complete development of its contingency plans and begin implementation, if required, by November 30, 1999.

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

     None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits:

          EXHIBIT NUMBER                      DESCRIPTION
          --------------                      -----------
               10.1 Management Agreement effective April 1, 1999 by and between the Company and Wabash Foods, LLC.*

               27.1          Financial Data Schedule.*

          * Filed herewith.

     (b)  Current Reports on Form 8-K:

          Current Report on Form 8-K, reporting the signing of a letter of intent by and between the Company and Wabash Foods, LLC to acquire all the membership interests of Wabash Foods, LLC (filed with the Commission on May 5, 1999).

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    POORE BROTHERS, INC.



Dated: August 10, 1999              By: /s/ Eric J. Kufel
                                        ----------------------------------------
                                                    Eric J. Kufel
                                         President and Chief Executive Officer
                                             (principal executive officer)



Dated: August 10, 1999               By: /s/ Thomas W. Freeze
                                         ---------------------------------------
                                                   Thomas W. Freeze
                                       Vice President, Chief Financial Officer,
                                              Treasurer and Secretary
                                    (principal financial and accounting officer)

                                  EXHIBIT INDEX

EXHIBIT
NUMBER            DESCRIPTION
------            -----------

10.1 Management Agreement effective April 1, 1999 by and between the Company and Wabash Foods, LLC.

27.1     Financial Data Schedule.