Form 10QSB
period 1999-09-30
POORE BROTHERS INC
filed 1999-11-09
CIK 944508

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended September 30, 1999

                                       OR

[ ] Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from _______ to _______


                         Commission File Number 1-14556


                              POORE BROTHERS, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


                   DELAWARE                                      86-0786101
------------------------------------------------             -------------------
(State or other jurisdiction of incorporation or              (I.R.S. Employer
                 Organization)                               Identification No.)


                3500 S. LA COMETA DRIVE, GOODYEAR, ARIZONA 85338
                ------------------------------------------------
                    (Address of principal executive offices)


                                 (623) 932-6200
                           ---------------------------
                           (Issuer's telephone number)


Check  whether the  Registrant:  (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

As of September 30, 1999, the number of issued and outstanding shares of common stock of the Registrant was 7,832,997.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         Consolidated balance sheets as of September 30, 1999 and
           December 31, 1998...............................................    3
         Consolidated statements of operations for the three and
           nine months ended September 30, 1999 and 1998...................    4
         Consolidated statements of cash flows for the nine months ended
           September 30, 1999 and 1998.....................................    5
         Notes to consolidated financial statements........................    6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
         FINANCIAL CONDITION...............................................   10

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.................................................   14

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.........................   14

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES...................................   14

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............   14

ITEM 5.  OTHER INFORMATION.................................................   16

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K..................................   16

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                      POORE BROTHERS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                    SEPTEMBER 30,   DECEMBER 31,
                                                        1999           1998
                                                    ------------   ------------
                                     ASSETS          (unaudited)
Current assets:
  Cash and cash equivalents .....................   $    155,358   $    270,295
  Accounts receivable, net of allowance of
    $83,000 in 1999 and $24,000 in 1998 .........      2,320,866      1,712,955
  Inventories ...................................        556,694        465,038
  Other current assets ..........................        269,981        281,994
                                                    ------------   ------------
    Total current assets ........................      3,302,899      2,730,282

Property and equipment, net .....................      6,007,962      6,270,374
Intangible assets, net ..........................      3,482,866      3,723,906
Other assets ....................................        179,195        214,327
                                                    ------------   ------------
    Total assets ................................   $ 12,972,922   $ 12,938,889
                                                    ============   ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable ..............................   $    900,456   $    870,204
  Accrued liabilities ...........................        498,451        439,404
  Current portion of long-term debt .............        693,303        652,519
                                                    ------------   ------------
    Total current liabilities ...................      2,092,210      1,962,127

Long-term debt, less current portion ............      5,650,213      5,720,247
                                                    ------------   ------------
    Total liabilities ...........................      7,742,423      7,682,374
                                                    ------------   ------------
Shareholders' equity:
  Preferred stock, $100 par value; 50,000 shares
    authorized; No shares issued or outstanding
    in 1999 and 1998 ............................             --             --
  Common stock, $.01 par value; 15,000,000 shares
    authorized; 7,832,997 shares issued and
    outstanding in 1999 and 1998 ................         78,329         78,329
  Additional paid-in capital ....................     11,514,210     11,514,210
  Accumulated deficit ...........................     (6,362,040)    (6,336,024)
                                                    ------------   ------------
  Total shareholders' equity ....................      5,230,499      5,256,515
                                                    ------------   ------------
  Total liabilities and shareholders' equity ....   $ 12,972,922   $ 12,938,889
                                                    ============   ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      POORE BROTHERS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                         NINE MONTHS ENDED
                                                   THREE MONTHS ENDED SEPTEMBER 30,         SEPTEMBER 30,
                                                     ----------------------------    ----------------------------
                                                        1999            1998             1999           1998
                                                     ------------    ------------    ------------    ------------
                                                     (unaudited)     (unaudited)     (unaudited)     (unaudited)
Net revenues .....................................   $  5,514,796    $  3,014,738    $ 14,435,216    $  9,475,957

Cost of revenues .................................      4,083,934       2,295,323      10,747,998       7,108,610
                                                     ------------    ------------    ------------    ------------
  Gross profit ...................................      1,430,862         719,415       3,687,218       2,367,347

Selling, general and administrative expenses .....      1,165,186         941,036       3,177,310       2,724,126
                                                     ------------    ------------    ------------    ------------
  Operating income (loss) ........................        265,676        (221,621)        509,908        (356,779)

Interest income ..................................          7,963          12,602          20,943          37,724

Interest expense .................................       (162,801)       (134,340)       (485,236)       (408,669)
                                                     ------------    ------------    ------------    ------------
  Income (loss) before cumulative effect of a
    change in accounting principle ...............        110,838        (343,359)         45,615        (727,724)

Cumulative effect of a change in accounting
  principle ......................................             --              --         (71,631)             --
                                                     ------------    ------------    ------------    ------------
  Net income (loss) ..............................   $    110,838    $   (343,359)   $    (26,016)   $   (727,724)
                                                     ============    ============    ============    ============
Earnings (loss) per common share:
Basic-
  Income (loss) before cumulative effect of a
    change in accounting principle ...............   $       0.01    $      (0.05)   $       0.01    $      (0.10)
  Cumulative effect of a change in accounting
    principle ....................................             --              --           (0.01)             --
                                                     ------------    ------------    ------------    ------------
  Net income (loss) ..............................   $       0.01    $      (0.05)   $       0.00    $      (0.10)
                                                     ============    ============    ============    ============
Diluted-
  Income (loss) before cumulative effect of a
    change in accounting principle ...............   $       0.01    $      (0.05)   $       0.01    $      (0.10)
  Cumulative effect of a change in accounting
    principle ....................................             --              --           (0.01)             --
                                                     ------------    ------------    ------------    ------------
  Net income (loss) ..............................   $       0.01    $      (0.05)   $       0.00    $      (0.10)
                                                     ============    ============    ============    ============
Weighted average number of common shares:
  Basic ..........................................      7,832,997       7,126,657       7,832,997       7,104,335
                                                     ============    ============    ============    ============
  Diluted ........................................      8,028,843       7,126,657       7,832,997       7,104,335
                                                     ============    ============    ============    ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      POORE BROTHERS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                               NINE MONTHS ENDED SEPTEMBER 30,
                                                                 --------------------------
                                                                    1999           1998
                                                                 -----------    -----------
                                                                 (unaudited)    (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss ...................................................   $   (26,016)   $  (727,724)
  Adjustments to reconcile net loss to net cash provided
    by (used in) operating activities:
    Cumulative effect of a change in accounting principle ....        71,631             --
    Depreciation .............................................       447,563        434,244
    Amortization .............................................       213,506        150,115
    Valuation reserves .......................................        77,000         68,000
    Other non-cash charges ...................................       208,374         92,481
  Change in operating assets and liabilities:
    Accounts and note receivable .............................      (677,911)       302,073
    Inventories ..............................................       (98,656)        32,235
    Other assets and liabilities .............................      (205,327)      (202,115)
    Accounts payable and accrued liabilities .................        89,300       (319,728)
                                                                 -----------    -----------
      Net cash provided by (used in) operating activities ....        99,464       (170,418)
                                                                 -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds on disposal of property and equipment .............            --         27,268
  Purchase of property and equipment .........................      (185,151)      (122,016)
                                                                 -----------    -----------
      Net cash used in investing activities ..................      (185,151)       (94,748)
                                                                 -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock .....................            --         81,116
  Payments made on long-term debt ............................      (461,273)      (436,925)
  Net increase (decrease) in working capital line of credit ..       432,023       (345,832)
                                                                 -----------    -----------
      Net cash used in financing activities ..................       (29,250)      (701,641)
                                                                 -----------    -----------
Net (decrease) in cash and cash equivalents ..................      (114,937)      (966,807)
Cash and cash equivalents at beginning of period .............       270,295      1,622,751
                                                                 -----------    -----------
Cash and cash equivalents at end of period ...................   $   155,358    $   655,944
                                                                 ===========    ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

  Cash paid for interest .....................................   $   328,847    $   397,370

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

     BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of Poore Brothers, Inc. and all of its wholly owned subsidiaries. All significant intercompany amounts and transactions have been eliminated. The financial statements have been prepared in accordance with the instructions for Form 10-QSB and, therefore, do not include all the information and footnotes required by generally accepted accounting principles. In the opinion of management, the consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary in order to make the consolidated financial statements not misleading. A description of the Company's accounting policies and other financial information is included in the audited financial statements filed with the Form 10-KSB for the fiscal year ended December 31, 1998. The results of operations for the nine months ended September 30, 1999 are not necessarily indicative of the results expected for the full year.

     CHANGE IN ACCOUNTING PRINCIPLE

     In accordance with Statement of Position 98-5, REPORTING ON THE COSTS OF START-UP ACTIVITIES, effective January 1, 1999, the Company was required to change its accounting principle for organization costs. Previously, the Company capitalized such costs and amortized them using the straight-line method over five years. At December 31, 1998, such costs totaled $257,051 and the accumulated amortization totaled $185,420. In the first quarter of 1999, the Company wrote-off the remaining $71,631 and will expense as incurred any future organization costs. The write-off has been reflected in the Consolidated Statement of Operations for the nine months ended September 30, 1999 as the "Cumulative effect of a change in accounting principle" in accordance with APB No. 20.

     EARNINGS PER SHARE

     Basic earnings per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Exercises of outstanding stock options or warrants and conversion of convertible debentures are assumed to occur for purposes of calculating diluted earnings per share for periods in which their effect would not be anti-dilutive.

                                          THREE MONTHS ENDED         NINE MONTHS ENDED
                                              SEPTEMBER 30,            SEPTEMBER 30,
                                        -----------------------    -----------------------
                                           1999          1998        1999         1998
                                        -----------   ---------    ---------   -----------
BASIC EPS:
 Income (loss) before cumulative
   effect of a change in
   accounting principle ...........   $   110,838   $(343,359)   $  45,615   $  (727,724)
                                      ===========   =========    =========   ===========
 Weighted average number of
   common shares ..................     7,832,997   7,126,657    7,832,997     7,104,335
                                      ===========   =========    =========   ===========
 Earnings (loss) per common share..   $      0.01   $   (0.05)   $    0.01   $     (0.10)
                                      ===========   =========    =========   ===========
DILUTED EPS:
 Income (loss) before cumulative
   effect of a change in
   accounting principle ...........   $   110,838   $(343,359)   $  45,615   $  (727,724)
                                      ===========   =========    =========   ===========
 Weighted average number of
   common shares ..................     7,832,997   7,126,657    7,832,997     7,104,335
 Incremental shares from assumed
   conversions-
   Warrants .......................        96,660          --           --            --
   Stock options ..................        99,186          --           --            --
                                      -----------   ---------    ---------   -----------
 Adjusted weighted average
   number of common shares ........     8,028,843   7,126,657    7,832,997     7,104,335
                                      ===========   =========    =========   ===========
 Earnings (loss) per common share..   $      0.01   $   (0.05)   $    0.01   $     (0.10)
                                      ===========   =========    =========   ===========

2. LONG-TERM DEBT

     At September 30, 1999, the Company had outstanding 9% Convertible Debentures due July 1, 2002 (the "9% Convertible Debentures") in the principal amount of $2,229,114. The 9% Convertible Debentures are secured by land, buildings, equipment and intangibles. Interest on the 9% Convertible Debentures is paid by the Company on a monthly basis. Monthly principal payments of approximately $20,000 are required to be made by the Company beginning in November 1999 through June 2002. For the period November 1, 1998 through October 31, 1999, Renaissance Capital Growth & Income Fund III, Inc. (the holder of $1,718,094 principal amount of the 9% Convertible Debentures) agreed to waive all mandatory principal redemption payments and accepted 183,263 unregistered shares of Common Stock in lieu of $154,628 cash interest payments.

     The Convertible Debenture Loan Agreement contains covenants requiring the maintenance of certain financial ratios including an interest coverage ratio of 1:1, minimum working capital of $500,000, a current ratio of 1.1:1 and a minimum shareholders' equity of $4,500,000. At September 30, 1999, the Company was in compliance with all of the financial ratio requirements. In the event of default, the holders of the 9% Convertible Debentures have the right, upon written notice and after a thirty-day period during which such default may be cured, to demand immediate payment of the then unpaid principal and accrued but unpaid interest under the 9% Convertible Debentures. Management believes that the achievement of the Company's plans and objectives will enable the Company to attain a sufficient level of profitability to remain in compliance with the financial ratios. There can be no assurance, however, that the Company will attain any such profitability and remain in compliance with the financial ratios. Any acceleration under the 9% Convertible Debentures prior to their maturity on July 1, 2002 could have a material adverse effect upon the Company.

     On November 4, 1998, the Company signed a new $2.5 million Credit Agreement with Wells Fargo Business Credit, Inc. (hereinafter "Wells Fargo" and formerly Norwest Business Credit, Inc.) which included a $2.0 million working capital line of credit (the "Wells Fargo Line of Credit") and a $0.5 million term loan (the "Wells Fargo Term Loan"). The outstanding balance on the Wells Fargo Line of Credit was $1,279,036 and $847,013 at September 30, 1999 and December 31, 1998, respectively. The Wells Fargo Line of Credit had an annual rate of interest of prime plus 1.5% and matured in November 2001 while the Wells Fargo Term Loan had an annual rate of interest of prime plus 3% and required monthly principal payments of approximately $28,000, plus interest, until maturity on May 1, 2000. The Wells Fargo Credit Agreement was secured by accounts receivable, inventories, equipment and general intangibles. The Wells Fargo Line of Credit and Term Loan were paid in full on October 7, 1999 in connection with the Wabash Foods, LLC acquisition (see Note 3) and related U.S. Bancorp Republic Commercial Finance, Inc. ("U.S. Bancorp") financing.

     On October 7, 1999, the Company signed a new $9.15 million Credit Agreement with U.S. Bancorp (the "U.S. Bancorp Credit Agreement") consisting of a $3.0 million working capital line of credit (the "U.S. Bancorp Line of Credit"), a $5.8 million term loan (the "U.S. Bancorp Term Loan A") and a $350,000 term loan (the "U.S. Bancorp Term Loan B"). Borrowings under the U.S. Bancorp Credit Agreement were used to pay off the Wells Fargo Line of Credit and Wells Fargo Term Loan and to refinance existing debt of Wabash Foods, LLC, and will also be used for general working capital needs. The U.S. Bancorp Line of Credit bears interest at an annual rate of prime plus 1% and matures in October 2002. The U.S. Bancorp Term Loan A bears interest at an annual rate of prime and requires monthly principal payments of approximately $74,000 commencing February 1, 2000, plus interest, until maturity on July 1, 2006. The U.S. Bancorp Term Loan B bears interest at an annual rate of prime plus 2.5% and requires monthly principal payments of approximately $29,000 commencing April 30, 2000, plus interest, until maturity on March 31, 2001. The U.S. Bancorp Credit Agreement is secured by accounts receivable, inventories, equipment and general intangibles. Borrowings under the line of credit are limited to 80% of eligible receivables and 60% of eligible inventories.

     As of October 26, 1999, the Company had a borrowing base of approximately $2,577,000 under the U.S. Bancorp Line of Credit. The U.S. Bancorp Credit Agreement requires the Company to be in compliance with certain financial performance criteria, including a minimum cash flow coverage ratio, a minimum debt service coverage ratio, minimum annual operating results, a minimum tangible capital base and a minimum fixed charge coverage ratio. At September 30, 1999, the Company was in compliance with all of the financial performance criteria. Management believes that the fulfillment of the Company's plans and objectives will enable the Company to attain a sufficient level of profitability to remain in compliance with these financial performance criteria. There can be no assurance, however, that the Company will attain any such profitability and remain in compliance. Any acceleration under the U.S. Bancorp Credit Agreement prior to the scheduled maturity of the U.S. Bancorp Line of Credit or the U.S. Bancorp Term Loans could have a material adverse effect upon the Company.

3. ACQUISITION OF WABASH FOODS, LLC

     On October 7, 1999, the Company consummated the previously announced Wabash Foods, LLC ("Wabash") acquisition following shareholder approval at the Company's annual meeting of shareholders held on October 6, 1999. Wabash is engaged in the production and marketing of salted snack food products (including potato crisps, pizza chips and pretzels) primarily through a national vend distribution network. The Company acquired all of the membership interests of
Wabash from Pate Foods Corporation in exchange for (i) 4,400,000 unregistered shares of Common Stock, and (ii) a warrant to purchase 400,000 unregistered shares of Common Stock at an exercise price of $1.00 per share. The warrant has a five-year term and is immediately exercisable. As a result, the Company acquired all of the assets of Wabash, including the Tato Skins(R), O'Boises(R) and Pizzarias(R) trademarks and assumed all of Wabash's liabilities and indebtedness. Wabash had sales of approximately $9 million for the nine months ended September 30, 1999. Wabash products will continue to be manufactured at its Bluffton, Indiana facility. The acquisition will be accounted for using the purchase method of accounting in accordance with APB Opinion No. 16. Accordingly, only the results of operations subsequent to the acquisition date will be included in the Company's results.

4. LITIGATION

     The Company is a party to various lawsuits arising in the ordinary course of business. Management believes, based on discussions with legal counsel, that the resolution of such lawsuits will not have a material effect on the financial statements taken as a whole.

5. BUSINESS SEGMENTS

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

                                        MANUFACTURED   DISTRIBUTED
                                          PRODUCTS      PRODUCTS    CONSOLIDATED
                                         -----------   -----------  ------------
THREE MONTHS ENDED SEPTEMBER 30, 1999
 Revenues from external customers ..... $ 4,356,556   $ 1,158,240   $ 5,514,796
 Depreciation and amortization in
  segment gross profit ................     146,968            --       146,968
 Segment gross profit .................   1,351,461        79,401     1,430,862

THREE MONTHS ENDED SEPTEMBER 30, 1998
 Revenues from external customers ..... $ 2,309,425   $   705,313   $ 3,014,738
 Depreciation and amortization in
  segment gross profit ................     132,186            --       132,186
 Segment gross profit .................     656,249        63,166       719,415


                                       MANUFACTURED   DISTRIBUTED
                                         PRODUCTS      PRODUCTS     CONSOLIDATED
                                        -----------   -----------   ------------
NINE MONTHS ENDED SEPTEMBER 30, 1999
 Revenues from external customers ..... $11,053,978   $ 3,381,238   $14,435,216
 Depreciation and amortization in
  segment gross profit ................     441,657            --       441,657
 Segment gross profit .................   3,452,193       235,025     3,687,218

NINE MONTHS ENDED SEPTEMBER 30, 1998
 Revenues from external customers ..... $ 7,543,251   $ 1,932,706   $ 9,475,957
 Depreciation and amortization in
  segment gross profit ................     411,640            --       411,640
 Segment gross profit .................   2,196,689       170,658     2,367,347

     The following table reconciles reportable segment gross profit to the Company's consolidated income (loss) before income taxes and cumulative effect of a change in accounting principle.

                                           THREE MONTHS ENDED            NINE MONTHS ENDED
                                              SEPTEMBER 30,                SEPTEMBER 30,
                                        -------------------------    -------------------------
                                           1999          1998           1999          1998
                                        -----------   -----------    -----------   -----------
Consolidated segment gross profit ...   $ 1,430,862   $   719,415    $ 3,687,218   $ 2,367,347
Unallocated amounts:
  Selling, general and administrative
    expenses ........................     1,165,186       941,036      3,177,310     2,724,126
  Interest expense, net .............       154,838       121,738        464,293       370,945
                                        -----------   -----------    -----------   -----------
Income (loss) before income taxes and
  cumulative effect of a change in
  accounting principle ..............   $   110,838   $  (343,359)   $    45,615   $  (727,724)
                                        ===========   ===========    ===========   ===========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     RESULTS OF OPERATIONS

     THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1998

     Net revenues for the three months ended September 30, 1999 were $5,514,796, up $2,500,058, or 83%, from $3,014,738 for the three months ended September 30, 1998. Revenues for the manufactured products segment accounted for 79% and 77% of total net revenues in 1999 and 1998, respectively, while revenues from distributed products accounted for 21% and 23% in 1999 and 1998, respectively. Manufactured products segment revenues increased $2,047,131 or 89%, from sales of branded and private label products, including $759,020 from the Bob's Texas Style(TM) brand, acquired by the Company in November 1998 in connection with the Tejas acquisition, and $104,507 from management fees pursuant to the Company's management contract with Wabash Foods, LLC. Revenues from the distribution and merchandising of products manufactured by others increased $452,927, or 64%. The majority of this increase, $351,082, was from the Texas merchandising operation, acquired by the Company in November 1998 in connection with the Tejas acquisition. The remainder of the increase was due to increased sales of distributed product lines.

     Gross profit for the three months ended September 30, 1999, was $1,430,862, or 26% of net revenues, as compared to $719,415, or 24% of net revenues, for the three months ended September 30, 1998. The $711,447 increase, or 99%, in gross profit resulted principally from the increased volume in the manufactured products segment.

     Selling, general and administrative expenses increased to $1,165,186, or 21% of net revenues, for the three months ended September 30, 1999 from $941,036, or 31% of net revenues, for the same period in 1998. The increase of $224,150, or 24%, compared to the third quarter of 1998, was primarily due to increased advertising and promotional spending.

     Net interest expense increased to $154,838 for the three months ended September 30, 1999 from a net interest expense of $121,738 for the three months ended September 30, 1998. This increase was due to lower interest income on investments of $4,639 and increased interest expense of $28,461 on indebtedness related to the Tejas acquisition.

     NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1998

     Net revenues for the nine months ended September 30, 1999 were $14,435,216, up $4,959,259, or 52%, from $9,475,957 for the nine months ended September 30, 1998. Revenues for the manufactured products segment accounted for 77% and 80% of total net revenues in 1999 and 1998, respectively, while revenues from distributed products accounted for 23% and 20% in 1999 and 1998, respectively. Manufactured products segment revenues increased $3,510,727, or 47%, from sales of branded and private label products, including $2,000,621 from the Bob's Texas Style(TM) brand, acquired by the Company in November 1998 in connection with the Tejas acquisition, and $299,307, from management fees pursuant to the Company's management contract with Wabash Foods, LLC. Revenues from the distribution and merchandising of products manufactured by others increased $1,448,532, or 75%. The majority of this increase, $971,487, was from the Texas merchandising operation, acquired by the Company in November 1998 in connection with the Tejas acquisition. The remainder of the increase was due to increased sales of distributed product lines.

     Gross profit for the nine months ended September 30, 1999, was $3,687,218, or 26% of net revenues, as compared to $2,367,347, or 25% of net revenues, for the nine months ended September 30, 1998. The $1,319,871 increase, or 56%, in gross profit resulted principally from the increased volume in the manufactured products segment.

     Selling, general and administrative expenses increased to $3,177,310, or 22% of net revenues, for the nine months ended September 30, 1999 from $2,724,126, or 29% of net revenues, for the same period in 1998. The increase of $453,184, or 17%, compared to the nine month period in 1998, was primarily due to increased advertising and promotional spending.

     Net interest expense increased to $464,293 for the nine months ended September 30, 1999 from a net interest expense of $370,945 for the nine months ended September 30, 1998. This increase was due to lower interest income on investments of $16,781 and increased interest expense of $76,567 on indebtedness related to the Tejas acquisition.

     The cumulative effect of a change in accounting principle resulted in a $71,631 charge in the first quarter of 1999 and was related to the Company's expensing of previously capitalized organization costs as required by Statement of Position 98-5, REPORTING ON THE COSTS OF START-UP ACTIVITIES," which was effective for the Company's fiscal year beginning January 1, 1999.

     LIQUIDITY AND CAPITAL RESOURCES

     Net working capital was $1,210,689 (a current ratio of 1.6:1) and $768,155 (a current ratio of 1.4:1) at September 30, 1999 and December 31, 1998, respectively. The $442,534 increase in working capital was primarily the result of the growth of accounts receivable due to increased Company revenues. For the nine months ended September 30, 1999, the Company generated cash flow of $99,464 from operating activities, principally from operating results, and invested $185,151 in new equipment.

     At September 30, 1999, the Company had outstanding 9% Convertible Debentures due July 1, 2002 (the "9% Convertible Debentures") in the principal amount of $2,229,114. The 9% Convertible Debentures are secured by land, buildings, equipment and intangibles. Interest on the 9% Convertible Debentures is paid by the Company on a monthly basis. Monthly principal payments of approximately $20,000 are required to be made by the Company beginning in November 1999 through June 2002. For the period November 1, 1998 through October 31, 1999, Renaissance Capital Growth & Income Fund III, Inc. (the holder of $1,718,094 principal amount of the 9% Convertible Debentures) agreed to waive all mandatory principal redemption payments and accepted 183,263 unregistered shares of Common Stock in lieu of $154,628 cash interest payments.

     The Convertible Debenture Loan Agreement contains covenants requiring the maintenance of certain financial ratios including an interest coverage ratio of 1:1, minimum working capital of $500,000, a current ratio of 1.1:1 and a minimum shareholders' equity of $4,500,000. At September 30, 1999, the Company was in compliance with all of the financial ratio requirements. In the event of default, the holders of the 9% Convertible Debentures have the right, upon written notice and after a thirty-day period during which such default may be cured, to demand immediate payment of the then unpaid principal and accrued but unpaid interest under the 9% Convertible Debentures. Management believes that the achievement of the Company's plans and objectives will enable the Company to attain a sufficient level of profitability to remain in compliance with the financial ratios. There can be no assurance, however, that the Company will attain any such profitability and remain in compliance with the financial ratios. Any acceleration under the 9% Convertible Debentures prior to their maturity on July 1, 2002 could have a material adverse effect upon the Company.

     On November 4, 1998, the Company signed a new $2.5 million Credit Agreement with Wells Fargo Business Credit, Inc. (hereinafter "Wells Fargo" and formerly Norwest Business Credit, Inc.) which included a $2.0 million working capital line of credit (the "Wells Fargo Line of Credit") and a $0.5 million term loan (the "Wells Fargo Term Loan"). The outstanding balance on the Wells Fargo Line of Credit was $1,279,036 and $847,013 at September 30, 1999 and December 31, 1998, respectively. The Wells Fargo Line of Credit had an annual rate of interest of prime plus 1.5% and matured in November 2001 while the Wells Fargo Term Loan had an annual rate of interest of prime plus 3% and required monthly principal payments of approximately $28,000, plus interest, until maturity on May 1, 2000. The Wells Fargo Credit Agreement was secured by accounts receivable, inventories, equipment and general intangibles. The Wells Fargo Line of Credit and Term Loan were paid in full on October 7, 1999 in connection with the Wabash Foods, LLC acquisition and related U.S. Bancorp Republic Commercial Finance, Inc. ("U.S. Bancorp") financing.

     On October 7, 1999, the Company signed a new $9.15 million Credit Agreement with U.S. Bancorp (the "U.S. Bancorp Credit Agreement") consisting of a $3.0 million working capital line of credit (the "U.S. Bancorp Line of Credit"), a $5.8 million term loan (the "U.S. Bancorp Term Loan A") and a $350,000 term loan (the "U.S. Bancorp Term Loan B"). Borrowings under the U.S. Bancorp Credit Agreement were used to pay off the Wells Fargo Line of Credit and Wells Fargo Term Loan and to refinance existing debt of Wabash Foods, LLC, and will also be used for general working capital needs. The U.S. Bancorp Line of Credit bears interest at an annual rate of prime plus 1% and matures in October 2002. The U.S. Bancorp Term Loan A bears interest at an annual rate of prime and requires monthly principal payments of approximately $74,000 commencing February 1, 2000, plus interest, until maturity on July 1, 2006. The U.S. Bancorp Term Loan B bears interest at an annual rate of prime plus 2.5% and requires monthly principal payments of approximately $29,000 commencing April 30, 2000, plus interest, until maturity on March 31, 2001. The U.S. Bancorp Credit Agreement is secured by accounts receivable, inventories, equipment and general intangibles. Borrowings under the line of credit are limited to 80% of eligible receivables and 60% of eligible inventories.

     As of October 26, 1999, the Company had a borrowing base of approximately $2,577,000 under the U.S. Bancorp Line of Credit. The U.S. Bancorp Credit Agreement requires the Company to be in compliance with certain financial performance criteria, including a minimum cash flow coverage ratio, a minimum debt service coverage ratio, minimum annual operating results, a minimum tangible capital base and a minimum fixed charge coverage ratio. At September 30, 1999, the Company was in compliance with all of the financial performance criteria. Management believes that the fulfillment of the Company's plans and objectives will enable the Company to attain a sufficient level of profitability to remain in compliance with these financial performance criteria. There can be no assurance, however, that the Company will attain any such profitability and remain in compliance. Any acceleration under the U.S. Bancorp Credit Agreement prior to the scheduled maturity of the U.S. Bancorp Line of Credit or the U.S. Bancorp Term Loans could have a material adverse effect upon the Company.

     In connection with the implementation of the Company's business strategy, the Company may incur additional operating losses in the future and is likely to require future debt or equity financings (particularly in connection with future strategic acquisitions). Expenditures relating to acquisition-related integration costs, market and territory expansion and new product development may adversely affect selling, general and administrative expenses and consequently may adversely affect operating and net income. These types of expenditures are expensed for accounting purposes as incurred, while sales generated from the result of such expansion may benefit future periods. As a result of the 1997 restructuring actions, the November 1998 Tejas acquisition, and the October 1999 Wabash acquisition, management believes that the Company will generate positive cash flow from operations, during the next twelve months, which along with its existing working capital and borrowing facilities, should enable the Company to meet its operating cash requirements through 2000. The belief is based on current operating plans and certain assumptions, including those relating to the Company's future revenue levels and expenditures, industry and general economic conditions and other conditions. If any of these factors change, the Company may require future debt or equity financings to meet its business requirements. There can be no assurance that any required financings will be available or, if available, on terms attractive to the Company.

     YEAR 2000 COMPLIANCE

     The Year 2000 issue is the result of computer programs being written using two digits rather than four to identify the applicable year. For example, computer programs that utilize date-sensitive information may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system failures or miscalculations.

     The Company processes much of its data using licensed computer programs from third parties, including its accounting software. Such third parties have advised the Company  that they have made all  necessary  programming  changes to such computer programs to address the Year 2000 issue. The Company tested its systems for Year 2000 compliance during the first half of 1998 and discovered that certain database information utilized by the Company for purposes of order entry, billing and accounts receivables is not Year 2000 compliant, although the underlying database software is Year 2000 compliant. The Company has successfully completed testing of the corrective measures implemented with respect to such database information during November of 1999. The Company does not expect to incur significant expenses in connection with such corrective measures. In addition, the Company believes that, notwithstanding the foregoing, it has no material internal risk in connection with the potential impact of the Year 2000 issue on the processing of date sensitive information by the Company's computerized information systems.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     On October 7, 1999, the Company issued (i) 4,400,000 unregistered shares of Common Stock and (ii) a warrant to purchase 400,000 unregistered shares of Common Stock at an exercise price of $1.00 per share, to Pate Foods Corporation in connection with the acquisition by the Company of all the membership interests of Wabash Foods, LLC. The warrant has a five-year term and is immediately exercisable. These issuances were made in reliance upon the exemption from registration under the Securities Act of 1933, as amended (the "Securities Act"), set forth in Section 4(2) as it did not involve a public offering.

     On October 7, 1999, pursuant to the terms of the U.S. Bancorp Credit Agreement, the Company issued to U.S. Bancorp a warrant to purchase 50,000 shares of Common Stock at an exercise price of $1.00 per share. The warrant has a three-year term and is immediately exercisable. The issuance of the warrant was made in reliance upon the exemption from registration under the Securities Act set forth in Section 4(2) as it did not involve a public offering.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a) The Annual Meeting of Shareholders of the Company (the "Meeting") was held on October 6, 1999.

     (b) Proxies for the Meeting were solicited pursuant to Regulation 14A under the Exchange Act. There was no solicitation in opposition to the Management's nominees as listed in the proxy statement and all of such nominees were elected.

     (c) At the Meeting, the Company's shareholders voted upon the election of seven directors of the Company. Management's nominees were Messrs. Thomas W. Freeze, Richard E. Goodspeed, Mark S. Howells, Eric J. Kufel, James W. Myers, Robert C. Pearson and Aaron M. Shenkman. There were no other nominees. The following are the respective numbers of votes cast "for" and "withheld" with respect to each nominee. There were no votes cast against or broker nonvotes with respect to any nominee.

          Name of Nominee                Votes Cast For           Votes Withheld
          ---------------                --------------           --------------
          Thomas W. Freeze                 6,715,502                  48,955
          Richard E. Goodspeed             6,716,602                  47,855
          Mark S. Howells                  6,716,602                  47,855
          Eric J. Kufel                    6,716,602                  47,855
          James W. Myers                   6,716,602                  47,855
          Robert C. Pearson                6,715,502                  48,955
          Aaron M. Shenkman                6,715,502                  48,955

     (d) At the Meeting, the Company's shareholders voted to approve an amendment to the Company's Certificate of Incorporation, as amended, to increase the number of authorized shares of Common Stock by 35,000,000 shares from, 15,000,000 to 50,000,000 shares. The following are the respective number of votes cast "for", "against" and "abstaining".

          Votes for:         4,169,468
          Votes against        199,760
          Votes abstaining:     18,450

     (e) At the Meeting, the Company's shareholders voted to approve the acquisition of Wabash Foods, LLC, a Delaware limited liability company, and, in connection therewith, the issuance by the Company of
          (i) 4,400,000 shares of Common Stock, and (ii) a warrant to purchase 400,000 shares of Common Stock. The following are the respective number of votes cast "for", "against" and "abstaining".

          Votes for:         4,288,843
          Votes against         66,235
          Votes abstaining:     32,600

     (f) At the Meeting, the Company's shareholders voted to approve an amendment to the Poore Brothers, Inc. 1995 Stock Option Plan to increase the number of shares of Common Stock reserved for issuance thereunder by 500,000 shares, from 1,500,000 to 2,000,000 shares. The following are the respective number of votes cast "for", "against" and "abstaining".

          Votes for:         4,126,888
          Votes against        221,940
          Votes abstaining:     38,850

There were no other matters voted upon at the Meeting.

ITEM 5. OTHER INFORMATION

     On October 19, 1999, the Company was notified by the Nasdaq Stock Market, Inc. ("Nasdaq") that the Nasdaq Listing Qualifications Panel (the "Panel") had made a determination to permit the Company's Common Stock to continue to be listed on the Nasdaq SmallCap Market. The determination was based upon the Company's recent compliance with Nasdaq's closing bid price requirement of $1.00 per share for continued listing of the Common Stock and the satisfaction by the Company of various information requests made by the Panel.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits:

          Exhibit Number   Description
          --------------   -----------
              10.1         Letter Agreement dated July 30, 1999 by and between
                           the Company and Stifel, Nicolaus & Company,
                           Incorporated. *
              27.1         Financial Data Schedule. *

      * Filed herewith.

     (b)  Current Reports on Form 8-K:

          None.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        POORE BROTHERS, INC.

                                        By /s/ Eric J. Kufel
                                           -------------------------------------
Dated: November 9, 1999                    Eric J. Kufel
                                           President and Chief Executive Officer
                                           (principal executive officer)


                                        By: /s/ Thomas W. Freeze
                                           -------------------------------------
Dated: November 9, 1999                     Thomas W. Freeze
                                            Vice President, Chief Financial
                                            Officer, Treasurer and Secretary
                                            (principal financial and accounting
                                            officer)

                                  EXHIBIT INDEX



                  Exhibit
                  Number                Description
                  ------                -----------
                   10.1 Letter Agreement dated July 30, 1999 by and between the Company and Stifel, Nicolaus & Company, Incorporated. *

                   27.1            Financial Data Schedule.