Form 10KSB
period 1999-12-31
POORE BROTHERS INC
filed 2000-03-30
CIK 944508

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from ________ to ___________

                         Commission File Number: 1-14556


                              POORE BROTHERS, INC.
                 (Name of Small Business issuer in its charter)

            Delaware                                             86-0786101
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

                           3500 South La Cometa Drive
                             Goodyear, Arizona 85338
                                 (623) 932-6200
     (Address, zip code and telephone number of principal executive offices)

                                   ----------

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

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     The Registrant's revenues for the most recent fiscal year were $23,275,543.

     At March 24, 2000, the aggregate market value of the Registrant's common stock held by non-affiliates of the Registrant was approximately $22,065,085.

     At March 24, 2000, the number of issued and outstanding shares of common stock of the Registrant was 13,347,044.

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

ITEM 1. DESCRIPTION OF BUSINESS

BUSINESS

     Poore Brothers, Inc. and its subsidiaries (collectively, the "Company") are engaged in the production, marketing and distribution of premium salty snack food products that are sold primarily through grocery retail chains in the southwestern United States and through vend distributors across the United States. The Company manufactures and sells its own brands of salty snack food products including Poore Brothers(R) and Bob's Texas Style(R) brand batch-fried potato chips, Tato Skins(R) brand potato snacks, Pizzarias(R) brand pizza chips, and O'Boisies(R) brand potato crisps, manufactures private label potato chips for grocery store chains, and distributes and merchandises snack food products that are manufactured by others. For the year ended December 31, 1999, revenues totaled $23,275,543. Approximately 80% of sales were attributable to products manufactured by the Company (65% branded snack food products, 15% private label sales) and approximately 20% of sales were attributable to the distribution by the Company of snack food products manufactured by other companies. The Company generally sells its products to retailers and vend operators through independent distributors.

     Poore Brothers(R) and Bob's Texas Style(R) potato chips are manufactured with a batch-frying process that the Company believes produces potato chips with enhanced crispness and flavor. They are currently produced in ten flavors:
Original, Salt & Vinegar, Jalapeno, Barbecue, Parmesan & Garlic, Cajun, Dill Pickle, Grilled Steak & Onion, Habanero and Unsalted. Poore Brothers(R) potato chips are currently offered in all flavors and Bob's Texas Style(R) potato chips are currently offered in seven of such flavors. The Company also manufactures potato chips for sale on a private label basis using a continuous frying process. The Company currently has three California and three Arizona grocery chains as customers for its private label potato chips. The Company's potato chips are manufactured at a Company-owned facility in Goodyear, Arizona. See "PRODUCTS" and "MARKETING AND DISTRIBUTION."

     Since the Company's October 1999 acquisition of Wabash Foods, LLC ("Wabash Foods"), the Company has produced Tato Skins(R) brand potato crisps, Pizzarias(R) brand pizza chips, and O'Boisies(R) brand potato crisps utilizing a sheeting and frying process that includes patented technology. The Company licenses the patented technology from a third party and has an exclusive right to use the technology within North America until the patents expires between 2004 and 2006. Tato Skins(R) brand potato crisps are offered in three flavors:
Baked Potato, Cheese n'Bacon and Sour Cream n' Onion flavors. Pizzarias(R) brand pizza chips are offered in three flavors: Supreme, Pepperoni and Cheddar flavors. These products are manufactured at the Wabash Foods plant in Bluffton, Indiana, which is leased by the Company. The Company also produces at the Indiana plant pretzels and tortilla chips on a private label basis for snack food manufacturers. See "PRODUCTS" and "PATENTS AND TRADEMARKS".

     The Company's business objective is to be a leading regional manufacturer, marketer and distributor of premium branded and private label salty snack foods by providing high quality products at competitive prices that are superior in taste, texture, flavor variety and brand personality to comparable products. The Company's philosophy is to compete in the market niches not served by the dominant national competition. A significant element of the Company's growth strategy is to pursue additional strategic acquisition opportunities. The Company plans to acquire snack food brands that provide strategic fit and possess strong brand equity in a geographic region or channel of distribution in order to expand, complement or diversify the Company's existing business. To assist in this strategy, the Company has retained Stifel, Nicolaus & Company, Incorporated ("Stifel"), a regional investment banking and brokerage firm, as the Company's financial advisor to assist the Company in connection with strategic acquisitions. The Company also plans to increase sales of its existing products, increase distribution and merchandising revenues and continue to improve its manufacturing capacity utilization. See "BUSINESS STRATEGY."

     The Company's executive offices are located at 3500 South La Cometa Drive, Goodyear, Arizona 85338, and its telephone number is (623) 932-6200.

RISK FACTORS

     BRIEF OPERATING HISTORY; SIGNIFICANT LOSSES TO DATE; ACCUMULATED DEFICIT. Although certain of the Company's subsidiaries have operated for several years, the Company as a whole has a relatively brief operating history upon which an evaluation of its prospects can be made. Such prospects are subject to the substantial risks, expenses and difficulties frequently encountered in the establishment and growth of a new business in the snack food industry, which is characterized by a significant number of market entrants and intense competition. The Company had significant operating losses prior to fiscal 1999. The Company incurred net losses of $3,034,097 and $874,091 for the fiscal years ended December 31, 1997 and 1998, respectively, and net income for the fiscal year ended December 31, 1999 of $74,240. At December 31, 1999, the Company had an accumulated deficit of $6,261,784 and net working capital of $780,086. See "ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION."

     Even if the Company is successful in making additional strategic acquisitions, increasing distribution and sales volume of the Company's existing products and developing new products, it may be expected to incur substantial additional expenses, including integration costs of recently completed and future acquisitions, advertising and promotional costs, and "slotting" expenses (i.e., the cost of obtaining shelf space in certain grocery stores). Accordingly, the Company may incur additional losses in the future as a result of the implementation of the Company's business strategy, even if revenues increase significantly. There can be no assurance that the Company's business strategy will prove successful or that the Company will be profitable in the future.

     NEED FOR ADDITIONAL FINANCING. A significant element of the Company's business strategy is the pursuit of selected strategic acquisition opportunities for the purpose of expanding, complementing and/or diversifying the Company's business. In connection with the acquisition of the business and certain assets of Tejas Snacks, L.P. ("Tejas") in November 1998, the Company needed to borrow funds from Wells Fargo Business Credit, Inc. (hereinafter "Wells Fargo" and formerly Norwest Business Credit, Inc.) pursuant to a Credit and Security Agreement (the "Wells Fargo Credit Agreement"), in order to satisfy a portion of the cash consideration payable to Tejas. The Wells Fargo Credit Agreement was paid in full on October 7, 1999 in connection with the Wabash Foods acquisition and related U.S. Bancorp Republic Commercial Finance, Inc. ("U.S. Bancorp") financing. See "BUSINESS -- COMPANY HISTORY" and "ITEM 6. MANAGEMENT'S
DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION -- LIQUIDITY AND CAPITAL RESOURCES." It is likely that in the future the Company will require funds in excess of cash flow generated from operations in order to consummate any additional acquisitions involving cash consideration to the sellers. Any such funds would most likely be obtained through third party financing (debt or equity). In addition, the Company may, in the future, require third party financing (debt or equity) as a result of continued operating losses or expansion of the Company's business through non-acquisition means. There can be no assurance that any such required financing will be available or, if available, on terms attractive to the Company. Any third party financing obtained by the Company may result in dilution of the equity interests of the Company's shareholders.

     RISKS ASSOCIATED WITH ACQUISITIONS. A significant element of the Company's business strategy is the pursuit of selected strategic acquisition opportunities for the purpose of expanding, complementing and/or diversifying the Company's business; however, no assurance can be given that the Company will be able to identify, finance and complete additional suitable acquisitions on acceptable terms, or that future acquisitions, if completed, will be successful. The Company's recently completed acquisition of Wabash Foods, as well as any future acquisitions, could divert management's attention from the daily operations of the Company and otherwise require additional management, operational and financial resources. Moreover, there is no assurance that the Company would successfully integrate acquired companies or their management teams into the Company's operating structure, retain management teams of acquired companies on a long-term basis, or operate acquired companies profitably. Acquisitions may also involve a number of other risks, including adverse short-term effects on the Company's operating results, dependence on retaining key personnel and customers, amortization of acquired intangible assets, and risks associated with unanticipated liabilities or contingencies.

     LEVERAGE; FINANCIAL COVENANTS PURSUANT TO 9% CONVERTIBLE DEBENTURES AND PURSUANT TO U.S. BANCORP CREDIT AGREEMENT; NON-COMPLIANCE WITH FINANCIAL COVENANTS AND POSSIBLE ACCELERATION OF INDEBTEDNESS. At December 31, 1999, the Company had outstanding 9% Convertible Debentures due July 1, 2002 (the "9% Convertible Debentures") in the aggregate principal amount of $1,370,067 and outstanding  indebtedness  under  the  U.S.  Bancorp  Credit  Agreement  in  the aggregate principal amount of $8,172,579. The indebtedness under the 9% Convertible Debentures and the U.S. Bancorp Credit Agreement is secured by substantially all of the Company's assets. The Company is required to comply with certain financial covenants pursuant to the loan agreement pursuant to which the 9% Convertible Debentures were issued (the "Debenture Loan Agreement") so long as the 9% Convertible Debentures are outstanding and pursuant to the U.S. Bancorp Credit Agreement so long as borrowings from U.S. Bancorp thereunder remain outstanding. Should the Company be in default under any of such covenants, the holders of the 9% Convertible Debentures and U.S. Bancorp, as applicable, shall have the right, upon written notice and after the expiration of any applicable period during which such default may be cured, to demand immediate payment of all of the then unpaid principal and accrued but unpaid interest under the 9% Convertible Debentures or pursuant to the U.S. Bancorp

Credit Agreement, respectively. At December 31, 1999, the Company was in compliance with all financial covenants under the Debenture Loan Agreement (including working capital, minimum shareholders' equity, current ratio and interest coverage requirements) and the U.S. Bancorp Credit Agreement (including minimum annual operating results, minimum fixed charge coverage, minimum tangible capital basis, minimum cash flow coverage and minimum debt service coverage requirements). There can be no assurance that the Company will be in compliance with the financial covenants in the future. Any acceleration of the 9% Convertible Debentures or the borrowings under the U.S. Bancorp Credit Agreement prior to their respective maturities could have a material adverse effect upon the Company. See "ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION--LIQUIDITY AND CAPITAL RESOURCES."

     VOLATILITY OF MARKET PRICE OF COMMON STOCK. The market price of the Common Stock has experienced a high level of volatility since the completion of the Company's initial public offering in December 1996. Commencing with an offering price of $3.50 per share in the initial public offering, the market price of the Common Stock experienced a substantial decline, reaching a low of $0.50 per share (based on last reported sale price of the Common Stock on the NASDAQ SmallCap Market) on December 22, 1998. During fiscal 1999, the market price of the Common Stock (based on last reported sale price of the Common Stock on the Nasdaq SmallCap Market) ranged from a high of $1.69 per share to a low of $0.56 per share. The last reported sales price of the Common Stock on the Nasdaq SmallCap Market on March 24, 2000 was $1.78 per share. There can be no assurance as to the future market price of the Common Stock. See "NASDAQ LISTING MAINTENANCE REQUIREMENTS."

     COMPLIANCE WITH NASDAQ LISTING MAINTENANCE REQUIREMENTS. In order for the Company's Common Stock to continue to be listed on the Nasdaq SmallCap Market, the Company is required to be in compliance with certain continued listing standards. One of such requirements is that the bid price of listed securities be equal to or greater than $1.00. As of November 9, 1998, the closing bid price of the Company's Common Stock had remained below $1.00 per share for thirty consecutive trading days. As a result, the Company received a notice from the Nasdaq Stock Market, Inc. ("Nasdaq") that the Company was not in compliance with the closing bid price requirements for continued listing of the Common Stock on the Nasdaq SmallCap Market and that such Common Stock would be de-listed after February 15, 1999 if the closing bid price was not equal to or greater than $1.00 per share for a period of at least ten consecutive trading days during the ninety-day period ending February 15, 1999. On February 9, 1999, the Company submitted to Nasdaq a request for a hearing to discuss the possibility of obtaining an extension of such ninety-day period. The Company's hearing request was granted by Nasdaq and a hearing was held on April 16, 1999. The de-listing of the Common Stock was stayed pending a determination by Nasdaq after the hearing. On October 19, 1999, the Company was notified by Nasdaq that a determination had been made to permit the Company's Common Stock to continue to be listed on the Nasdaq SmallCap Market. The determination was based upon the Company's compliance with the Nasdaq closing bid price requirement of $1.00 per share and the satisfaction by the Company of various information requests. If, in the future, the Company's Common Stock fails to be in compliance with the minimum closing bid price requirement for at least thirty consecutive trading days or the Company fails to be in compliance with any other Nasdaq continued listing requirements, then the Common Stock could be de-listed from the Nasdaq SmallCap Market. Upon any such de-listing, trading, if any, in the Common Stock would thereafter be conducted in the over-the-counter market on the so-called "pink sheets" or the "Electronic Bulletin Board" of the National Association of Securities Dealers, Inc. ("NASD"). As a consequence of any such de-listing, an investor could find it more difficult to dispose of, or to obtain accurate quotations as to the price of, the Company's Common Stock. See "VOLATILITY OF MARKET PRICE OF COMMON STOCK".

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

     FLUCTUATIONS IN PRICES OF SUPPLIES; DEPENDENCE UPON AVAILABILITY OF SUPPLIES AND PERFORMANCE OF SUPPLIERS. The Company's manufacturing costs are subject to fluctuations in the prices of potatoes, potato flakes, wheat flour, corn and oil, as well as other ingredients of the Company's products. Potatoes, potato flakes, wheat flour and corn are widely available year-round. The Company uses a variety of oils in the production of its products. The Company is dependent on its suppliers to provide the Company with products and ingredients in adequate supply and on a timely basis. Although the Company believes that its requirements for products and ingredients are readily available, and that its business success is not dependent on any single supplier, the failure of certain suppliers to meet the Company's performance specifications, quality standards or delivery schedules could have a material adverse effect on the Company's operations. In particular, a sudden scarcity, a substantial price increase, or an unavailability of product ingredients could materially adversely affect the Company's operations. There can be no assurance that alternative ingredients would be available when needed and on commercially attractive terms, if at all.

     LACK OF PROPRIETARY MANUFACTURING METHODS FOR CERTAIN PRODUCTS; FUTURE EXPIRATION OF PATENTED TECHNOLOGY LICENSED BY THE COMPANY. The taste and quality of Poore Brothers(R) and Bob's Texas Style(R) brand potato chips is largely due to two elements of the Company's manufacturing process: its use of batch frying and its use of distinctive seasonings to produce a variety of flavors. The

Company  does  not  have  exclusive   rights  to  the  use  of  either  element;
consequently,   competitors  may  incorporate   such  elements  into  their  own
processes.

     The Company licenses patented technology from a third party in connection with the manufacture of its Tato Skins(R), Pizzarias(R) and O'Boisies(R) brand products, and has an exclusive right to use such technology within North America until the patents expire between 2004 and 2006. Upon the expiration of the patents, competitors of the Company, certain of which may have significantly greater resources than the Company, may utilize the patented technology in the manufacture of products that are similar to those currently manufactured by the Company with such patented technology. The entry of any such products into the marketplace could have a material adverse effect on sales of Tato Skins(R), Pizzarias(R) and O'Boisies(R) brand products by the Company.

     DEPENDENCE UPON MAJOR CUSTOMERS. One customer of the Company, Fry's Food Stores (a subsidiary of Kroger, Inc.), accounted for 14% of the Company's 1999 net sales, with the remainder of the Company's net sales being derived from sales to a limited number of additional customers, either grocery chains or regional distributors, none of which individually accounted for more than 10% of the Company's sales for 1999. A decision by any major customer to cease or substantially reduce its purchases could have a material adverse effect on the Company's business.

     RELIANCE ON KEY EMPLOYEES; NON-COMPETE AGREEMENTS. The Company's success is dependent in large part upon the abilities of its officers, including Eric J. Kufel, President and Chief Executive Officer, Glen E. Flook, Vice President-Manufacturing, and Thomas W. Freeze, Vice President and Chief Financial Officer. The inability of the officers to perform their duties or the inability of the Company to attract and retain other highly qualified personnel could have a material adverse effect upon the Company's business and prospects. The Company does not maintain, nor does it currently contemplate obtaining, "key man" life insurance with respect to such employees. The employment of the officers of the Company is on an "at-will" basis. The Company has non-compete agreements with all of its officers, except Wendell T. Jones, Vice President of Sales-Arizona. See "ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY."

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

     MAJOR SHAREHOLDER; POSSIBLE CHANGE IN CONTROL. As a result of the Wabash Foods acquisition, Capital Foods, LLC ("Capital Foods") (an affiliate of the former owner of Wabash Foods) became the single largest shareholder of the Company, with approximately 33% of the outstanding shares of Common Stock (without giving effect to the possible exercise of a warrant to purchase 400,000 shares of Common Stock also held by Capital Foods). Accordingly, Capital Foods is in a position to exercise a substantial influence on the business and affairs of the Company and may be deemed (either alone or together with Company management) to control the Company. Although the Company is not aware of any plans or proposals on the part of Capital Foods to recommend or undertake any material change in the management or business of the Company, there is no assurance that Capital Foods will not adopt or support any such plans or proposals in the future.

     Apart from transfer restrictions arising under applicable provisions of the securities laws, there are no restrictions on the ability of Capital Foods to transfer any or all of its shares of Common Stock at any time. One or more of such transfers could have the effect of transferring control of the Company to one or more parties not currently known to the Company.

     Following expiration of the required holding period (one year, in the case of reliance upon the exemption provided by Rule 144 under the Securities Act) for the shares of Common Stock held by Capital Foods, Capital Foods (or other holder(s) of such shares) will be generally free to resell any or all of such shares without registration under the Securities Act. Such sales will be subject to volume limitations under Rule 144 only if Capital Foods or such other holder is deemed an "affiliate" of the Company at or about the time of resale or resells shares prior to completion of a two-year holding period. In addition, Capital Foods or its transferees have certain "piggyback" registration rights which will permit such resales pursuant to an effective registration statement under the Securities Act. Depending upon their timing, magnitude and other factors, such resales, or the possibility thereof, could adversely affect the market price of the Common Stock.

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

COMPANY HISTORY

     Messrs. Donald and James Poore (the "Poore Brothers") founded Poore Brothers Foods, Inc. ("PB Foods") in 1986 after substantial experience in the potato chip industry. The Poore Brothers also founded Poore Brothers
Distributing in 1990 and Poore Brothers of Texas in 1991, which provided distribution capabilities for the Company's Poore Brothers(R) brand products. In 1983, prior to the formation of PB Foods, the Poore Brothers co-founded Groff's of Texas, Inc. (a predecessor business to Tejas, previous owner of the Bob's Texas Style(R) potato chip brand acquired by the Company in November 1998), which also manufactured batch-fried potato chips.

     In May 1993, Mark S. Howells, the Company's Chairman, and associated individuals formed Poore Brothers Southeast ("PB Southeast"), which acquired a license from PB Foods to manufacture and distribute Poore Brothers(R) brand products. In 1994, PB Southeast opened a manufacturing plant in LaVergne, Tennessee.

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

     Also in May 1995, the Company entered into an exchange agreement with certain shareholders of PB Southeast, including Mark S. Howells and Jeffrey J. Puglisi, a former director of the Company, pursuant to which the Company agreed to acquire from them more than 99% of the outstanding shares of the capital stock of PB Southeast, in exchange for the issuance to them of 1,560,000 shares of Common Stock, concurrently with and subject to the consummation of the closing under the Purchase Agreement. Such exchange was consummated on May 31, 1995. The remaining shares of PB Southeast were purchased by the Company in November 1998.

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

     In 1997, the Company implemented a restructuring program pursuant to which a number of actions were taken in order to improve the Company's cost structure and provide greater strategic focus, including:

          (i) On June 4, 1997, the Company sold the Houston, Texas distribution business of PB Texas (which was unprofitable and which the Company viewed as having little prospects for generating future sales growth or profits) to Mr. David Hecht ("Hecht") pursuant to an Asset Purchase, Licensing and Distribution Agreement effective June 1, 1997. Under the agreement, Hecht was sold certain assets of PB Texas (including inventory, vehicles and capital equipment) and became the Company's distributor in the Houston, Texas market.

          (ii) In September 1997, the Company consolidated its entire manufacturing operations into a newly constructed 60,000 square foot manufacturing, distribution and headquarters facility in
               Goodyear, Arizona and, as a result, the Company closed its unprofitable PB Southeast manufacturing facility in LaVergne, Tennessee on September 30, 1997. In addition, the Company purchased new processing and packaging equipment. These actions were taken in order to improve the Company's overall manufacturing efficiency.

     On November 4, 1998, the Company acquired the business and certain assets of Tejas, a Texas-based potato chip manufacturer. The assets, which were acquired through a newly formed wholly owned subsidiary of the Company, Tejas PB Distributing, Inc., included the Bob's Texas Style(R) potato chips brand, inventories and certain capital equipment. In consideration for these assets, the Company issued 523,077 unregistered shares of Common Stock with a fair value of $450,000 and paid approximately $1,180,000 in cash. The Company utilized available cash as well as funds available pursuant to the Norwest Credit Agreement to satisfy the cash portion of the consideration. In connection with the acquisition, production of Bob's Texas Style(R) brand potato chips was transferred to the Company's Goodyear, Arizona facility.

     On October 7, 1999, the Company acquired Wabash Foods, including the Tato Skins(R), O'Boisies(R), and Pizzarias(R) trademarks, and assumed all of Wabash Foods' liabilities. The Company acquired all of the membership interests of Wabash Foods from Pate Foods Corporation in exchange for the issuance by the Company to Pate Foods Corporation of (i) 4,400,000 unregistered shares of Common Stock, and (ii) a warrant to purchase 400,000 unregistered shares of Common Stock at an exercise price of $1.00 per share. The warrant has a five-year term and is immediately exercisable. Wabash Foods' products continue to be manufactured by the Company at its leased Bluffton, Indiana facility.

BUSINESS STRATEGY

     The Company's business objective is to be a leading regional manufacturer, marketer and distributor of premium branded and private label salty snack foods by providing high quality products at competitive prices that are superior in taste, texture, flavor variety and brand personality to comparable products. The Company's philosophy is to compete in the market niches not served by the dominant national competition. The Company plans to achieve growth in manufactured product sales by acquiring other snack food brands and growing existing products. In addition, the Company plans to increase distribution and merchandising revenues, and continue to improve its manufacturing capacity utilization. The primary elements of the Company's business strategy are as follows:

          PURSUE STRATEGIC ACQUISITIONS IN THE BRANDED SNACK FOOD CATEGORY. A significant element of the Company's growth strategy is to pursue additional strategic acquisition opportunities. The Company's plan is to acquire unique snack food brands or distribution that provide strategic fit and possess strong brand equity in a geographic region or channel of distribution in order to expand, complement or diversify the Company's business. The acquisitions of the Tejas and Wabash Foods businesses in November 1998 and October 1999, respectively, were two such strategic acquisitions. The Company is continuing to search for other companies with strong, differentiated snack food brands and distribution. The Company has retained Stifel, Nicolaus & Company, Incorporated, a regional investment banking and brokerage firm, as the Company's financial advisor to assist the Company in the pursuit of strategic acquisitions.

          BUILD BRANDED AND PRIVATE LABEL SNACK FOOD SALES. The Company plans to build the market share of its products through continued trade advertising and promotion activity in selected markets and channels, as well as by new product innovations. Marketing efforts include, among other things, joint advertising with distributors, supermarkets and other manufacturers, in-store advertisements and in-store displays. The Company is also participating in selected event sponsorships and marketing relationships with the Arizona Diamondbacks baseball team and other professional sports franchises. The Company believes that these events offer opportunities to conduct mass sampling to motivate consumers to try its branded products. Opportunities to achieve new or expanded distribution in alternate channels, such as airlines and the national vend channel, will continue to be targeted. In addition, the Company plans to re-launch the Wabash Foods brands with new packaging for the retail grocery and club channel products.

          In 1999, the Company expanded its Arizona batch-frying capacity by 40%, and its Indiana facility is operating at approximately fifteen percent of its capacity. The Company believes that additional improvements to manufactured products' gross profit margins are possible with the achievement of the business strategies discussed above. Depending on product mix, the existing manufacturing facilities could produce, in the aggregate, up to three times the current volume and thereby further reduce manufacturing product costs.

          The Company currently has arrangements with three California and three Arizona grocery chains for the manufacture and distribution by the Company of their respective private label potato chips, in various types and flavors as specified by them. The Company also has arrangements with several snack food manufacturers to produce products for them at its Indiana facility. The Company grew its private label revenues by 60% in both 1998 and 1999 and believes that contract manufacturing opportunities exist. While they are extremely price competitive and can be short in duration, the Company believes that they provide a profitable opportunity for the Company to improve the capacity utilization of its facilities. The Company intends to seek additional private label customers located near its facilities who demand superior product quality at a reasonable price.

          INCREASE DISTRIBUTION AND MERCHANDISING REVENUES. The Company believes that its Arizona distribution operation provides it with a key competitive advantage in its home market. The Company plans to grow its Arizona snack food distribution business by growing its stable of core brands. The Company believes that an opportunity also exists to grow the Company's Texas merchandising business through additional product lines. The merchandising operation offers retailers and manufacturers cost effective merchandising support for their products in south/central Texas.

PRODUCTS

     MANUFACTURED SNACK FOOD PRODUCTS. Poore Brothers(R) brand potato chips were first introduced by the Poore Brothers in 1986 and in November 1998, the Company acquired the Bob's Texas Style(R) potato chips brand. Both brands of potato chips are marketed by the Company as a premium product based on their distinctive combination of cooking method and variety of distinctive flavors.
The potato chips are produced in ten flavors: Original, Salt & Vinegar, Jalapeno, Barbecue, Parmesan & Garlic, Cajun, Dill Pickle, Grilled Steak & Onion, Habanero and Unsalted. Poore Brothers(R) potato chips are currently offered in all flavors and Bob's Texas Style(R) potato chips are currently offered in seven of such flavors.

     The Company currently has agreements with three California and three Arizona grocery chains pursuant to which the Company produces their respective private label potato chips in the styles and flavors specified by such grocery chains.

     The Company produces Tato Skins(R) brand potato crisps, Pizzarias(R) brand pizza chips and O'Boisies(R) brand potato crisps utilizing a sheeting and frying process that includes patented technology utilized by the Company. The Company licenses the technology from a third party and has an exclusive right to use the technology within North America until the patents expire between 2004 and 2006. See "PATENTS AND TRADEMARKS." Tato Skins(R) brand potato crisps are offered in three flavors: Baked Potato, Cheese n' Bacon and Sour Cream n' Onion flavors. Pizzarias(R) brand pizza chips are offered in three flavors: Supreme, Pepperoni and Cheese flavors. O'Boisies (R) brand potato crisps are offered in three flavors: Original, Sour Cream and Onion and Cheddar flavors. The Company also produces pretzels and tortilla chips on a private label basis for snack food manufacturers.

     DISTRIBUTED SNACK FOOD PRODUCTS. Through its Arizona distribution subsidiary, Poore Brothers Distributing, the Company purchases and resells throughout Arizona snack food products manufactured by others. Such products include pretzels, tortilla chips, dips, crackers and meat snacks. Through its Texas subsidiary, Tejas PB Distributing, Inc. ("Tejas Distributing"), the Company merchandises, but does not purchase and resell, snack food products for a major grocery retailer in south/central Texas. In addition to the Company's Bob's Texas Style(R) brand products, Tejas Distributing merchandises such products as private label potato chips, tortilla chips, pretzels and cheese puffs manufactured by other companies.

MANUFACTURING

     The Company believes that a key element of the success to date of the Poore Brothers(R) and Bob's Texas Style(R) brand potato chips has been the Company's use of certain cooking techniques and key ingredients in the manufacturing process to produce potato chips with improved flavor. These techniques currently involve two elements: the Company's use of a batch-frying process for its brand name products, as opposed to the conventional continuous line cooking method, and the Company's use of distinctive seasonings to produce potato chips in a variety of flavors. Although it produces less volume, the Company believes that its batch-frying process is superior to conventional continuous line cooking methods because it enhances crispness and flavor through greater control over temperature and other cooking conditions.

     In September 1997, the Company consolidated all of its manufacturing operations into its present facility in Goodyear, Arizona, which was newly constructed at the time. In 1999, the Company purchased and installed additional batch-frying equipment. The Goodyear facility has the capacity to produce approximately 3,500 pounds of potato chips per hour, with approximately 1,400 pounds of such capacity used to batch fry the Company's branded products and 2,100 pounds of such capacity used to continuous fry the Company's private label products. The Company owns additional batch-frying equipment which, if needed, could be installed without significant time or cost.

     The Company believes that a key element of the success to date of the Tato Skins(R), Pizzarias(R) and O'Boisies(R) brand products has been its use of manufacturing techniques and key ingredients in the manufacturing process to produce snacks with unique shapes, texture and flavor. These techniques currently involve two elements: the Company's use of sheeting and frying and the Company's use of distinctive seasonings to produce snack chips in a variety of flavors. In April 1998, Wabash Foods began operations utilizing the facility and equipment formerly owned and operated by the O'Boisie Corporation in Bluffton, Indiana. In connection therewith, Wabash Foods negotiated a 20-year lease on the manufacturing facility that was utilized by O'Boisie Corporation. The Bluffton, Indiana facility has the capacity to produce over 11,000 pounds of product per hour. Such capacity includes three fryer lines that can produce an aggregate of approximately 7,800 pounds per hour of Tato Skins(R), O'Boisies(R) and Pizzarias(R), and four pretzel ovens that can produce an aggregate of approximately 3,520 pounds of pretzels per hour. Currently, the Indiana facility is operating at approximately 15% of capacity.

     There can be no assurance that the Company will obtain sufficient business to recoup the costs of its investment in its manufacturing facilities. See "ITEM
2. DESCRIPTION OF PROPERTY."

MARKETING AND DISTRIBUTION

     The Company's products are distributed by a select group of independent distributors. Poore Brothers(R) brand potato chip products have achieved significant market presence in Arizona, New Mexico, Southern California, Hawaii, Denver, Colorado, St. Louis, Missouri and Grand Rapids, Michigan. The Company's Bob's Texas Style(R) brand potato chip products have achieved significant market presence in south/central Texas, including Houston, San Antonio and Austin. The Company's Tato Skins(R), Pizzarias(R) and O'Boisies(R) snack food products have achieved significant market presence in the vending channel nationwide through an independent network of brokers and distributors, particularly in the midwest and eastern regions. The Company attributes the success of its products in these markets to consumer loyalty. The Company believes this loyalty results from the products' differentiated taste, texture and flavor variety which result from its manufacturing processes. The Company sells its Poore Brothers(R) brand products primarily in the southwest, but also in targeted markets in the western and midwest United States. Substantially all of the Company's Bob's Texas Style(R) products are sold in south/central Texas.

     The Company's Arizona distribution business operates throughout Arizona, with 35 independently operated service routes. Each route is operated by an independent distributor who merchandises as many as 100 items at major grocery store chains in Arizona, such as Albertson's, ABCO, Basha's, Fry's, Safeway, and Fred Myers stores. In addition to servicing major supermarket chains, the Company's distributors service many independent grocery stores, club stores (including Price/Costco and SAM's Club), and military facilities throughout Arizona. In addition to Poore Brothers(R) brand products, the Company distributes throughout Arizona a wide variety of snack food items manufactured by other companies, including pretzels, tortilla chips, cheese puffs, dips, crackers and meat snacks.

     Through its Texas subsidiary, Tejas PB Distributing, Inc. ("Tejas Distributing"), the Company merchandises, but does not purchase and resell, snack food products for a major grocery retailer in south/central Texas. In addition to the Company's Bob's Texas Style(R) brand products, Tejas Distributing merchandises such products as private label potato chips, tortilla chips, pretzels and cheese puffs manufactured by other companies.

     Outside of Arizona and south/central Texas, the Company selects vending brokers and retail distributors to distribute its branded products primarily on the basis of quality of service, call frequency on customers, financial capability and relationships they have with supermarkets and vending distributors, including access to "shelf space" for snack food. As of December 31, 1999, the Company had arrangements with over 50 distributors and brokers covering a number of major cities, including Honolulu, San Diego, Los Angeles, Las Vegas, Denver, Albuquerque, El Paso, San Antonio, Houston, Dallas, Wichita, Kansas City, St. Louis, Cincinnati, Chicago, Philadelphia and Grand Rapids.

     Successful marketing of the Company's products depends, in part, upon obtaining adequate shelf space for such products, particularly in supermarkets and vending machines. Frequently, the Company incurs additional marketing costs in order to obtain additional shelf space. Whether or not the Company will continue to incur such costs in the future will depend upon a number of factors, including existing demand for the Company's products, relative availability of shelf space and general competitive conditions. The Company may incur significant shelf space or other promotional costs as a necessary condition of entering into competition in particular markets or stores. Any such costs may materially affect the Company's financial performance.

     The Company's marketing programs are designed to increase product trial and build brand awareness in core markets. Most of the Company's marketing spending is focused on trade advertising and trade promotions designed to attract new consumers to the products at a reduced retail price. The Company's marketing programs also include selective event sponsorship designed to increase brand awareness and to provide opportunities to mass sample branded products. Sponsorship of the Arizona Diamondbacks and Phoenix Coyotes typify the Company's efforts to reach targeted consumers and provide them with a sample of the Company's products to encourage new and repeat purchases.

SUPPLIERS

     The principal raw materials used by the Company are potatoes, potato flakes, wheat flour, corn, oil and packaging material. The Company believes that the raw materials it needs to produce its products are readily available from numerous suppliers on commercially reasonable terms. Potatoes, potato flakes, wheat flour and corn are widely available year-round. The Company uses a variety of oils in the production of its products and the Company believes that alternative sources for such oils, as well as alternative oils, are readily abundant and available. The Company also uses seasonings and packaging materials in its manufacturing process.

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

CUSTOMERS

     One customer of the Company, Fry's Food Stores (a subsidiary of Kroger, Inc.), accounted for 14% of the Company's 1999 net sales. The remainder of the Company's revenues were derived from sales to a limited number of additional customers, either grocery chains or regional distributors, none of which individually accounted for more than 10% of the Company's sales in 1999. A decision by any of the Company's major customers to cease or substantially reduce their purchases could have a material adverse effect on the Company's business.

MARKET OVERVIEW AND COMPETITION

     According to the Snack Food Association ("SFA"), the U.S. market for salty snack foods reached $18.2 billion at retail in 1998 (the latest year for which data is available) with potato chips, tortilla chips and pretzels accounting for approximately 52% of the market, and popcorn, nuts, meat snacks and other products accounting for the balance. Total salted snack sales, in dollar terms, increased every year during the from 1990 through 1998, ranging from an increase of 8.5% (in 1997) to 0.3% (in 1995), with a 1998 increase of 7.3%. Potato chip, tortilla chips and pretzel combined sales have similarly increased, with 1998 retail sales of $9.4 billion, an 8.1% increase over 1997 sales of $8.7 billion.

     The Company's products compete generally against other salty snack foods, including potato chips, tortilla chips and pretzels. The salty snack food industry is large and highly competitive and is dominated primarily by
Frito-Lay, Inc., a subsidiary of PepsiCo, Inc. Frito-Lay, Inc. possesses substantially greater financial, production, marketing, distribution and other resources than the Company and brands that are more widely recognized than the Company's products. Numerous other companies that are actual or potential competitors of the Company, many with greater financial and other resources (including more employees and more extensive facilities) than the Company, offer products similar to those of the Company. In addition, many of such competitors offer a wider range of products than offered by the Company. Local or regional markets often have significant smaller competitors, many of whom offer products similar to those of the Company. Expansion of the Company's operations into new markets has and will continue to encounter significant competition from national, regional and local competitors that may be greater than that encountered by the Company in its existing markets. In addition, such competitors may challenge the Company's position in its existing markets. While the Company believes that its specialized products and methods of operation will enable it to compete successfully, there can be no assurance of its ability to do so.

     The principal competitive factors affecting the market of the Company's products include product quality and taste, brand awareness among consumers, access to shelf space, price, advertising and promotion, variety of snacks offered, nutritional content, product packaging and package design. The Company competes in the market principally on the basis of product quality and taste.

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

EMPLOYEES

     As of December 31, 1999, the Company had 224 full-time employees, including 203 in manufacturing and distribution, 6 in sales and marketing and 15 in administration and finance. The Company's employees are not represented by any collective bargaining organization and the Company has never experienced a work stoppage. The Company believes that its relations with its employees are good.

PATENTS AND TRADEMARKS

     The Company produces Tato Skins(R) brand potato crisps, Pizzarias(R) brand pizza chips, and O'Boisies(R) brand potato crisps utilizing a sheeting and frying process that includes patented technology that the Company licenses from Miles Willard Technologies, LLC, an Idaho limited liability company ("Miles Willard"). Pursuant to the license agreement between the Company and Miles Willard, the Company has an exclusive right to use the patented technology within North America until the patents expire between 2004 and 2006. In consideration for the use of these patents, the Company is required to make royalty payments to Miles Willard on sales of products manufactured utilizing the patented technology.

     The Company owns the following trademarks, which are registered in the United States: Poore Brothers(R), An Intensely Different Taste(R), Texas Style(R), Tato Skins(R), O'Boisies(R), Pizzarias(R), Braids(R) and Knots(R). The Company considers its trademarks to be of significant importance in the Company's business. The Company is not aware of any circumstances that would have a material adverse effect on the Company's ability to use its trademarks.

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

     The Company leases a 140,000 square foot facility located in Bluffton, Indiana, approximately 20 miles south of Ft. Wayne, Indiana. Prior to the Keebler Company's acquisition of the facility in 1980, the plant contained three pretzel lines with 40,000 square feet of processing space and 40,000 square feet of warehousing space. In 1985, the Keebler Company completed a 60,000 square foot fryer room addition and installed the three fryer lines that still operate in the facility. The Company has entered into a lease expiring in April 2018 with respect to the facility with two five-year renewal options. Monthly lease payments through April 2000 are $17,500 and then increase to $20,000 per month for the remainder of the lease term with an annual CPI adjustment. The Company is responsible for all insurance costs, utilities and real estate taxes.

     The Company believes that its facilities are adequately covered by insurance.

ITEM 3. LEGAL PROCEEDINGS

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The common stock, $.01 par value, of the Company (the "Common Stock") began trading on the Nasdaq SmallCap Market tier of the Nasdaq Stock Market on December 6, 1996 under the symbol "POOR", following the Company's initial public offering. On October 11, 1999, the Company changed its symbol to "SNAK". The following table sets forth, for the periods indicated, the high and low reported sales prices for the Common Stock on the Nasdaq SmallCap Market. The trading market in the Company's securities may at times be relatively illiquid due to low trading volume.

                                                       Sales Prices
                                                     -----------------
          Period of Quotation                        High         Low
          -------------------                        -----       -----
          Fiscal 1998:
            First Quarter                            $1.44       $0.97
            Second Quarter                           $1.63       $1.09
            Third Quarter                            $1.44       $0.75
            Fourth Quarter                           $1.06       $0.41

          Fiscal 1999:
            First Quarter                            $0.94       $0.53
            Second Quarter                           $1.88       $0.66
            Third Quarter                            $1.39       $1.00
            Fourth Quarter                           $1.75       $1.25

     In order for the Company's Common Stock to continue to be listed on the Nasdaq SmallCap Market, the Company is required to be in compliance with certain continued listing standards. One of such requirements is that the bid price of listed securities be equal to or greater than $1.00. As of November 9, 1998, the closing bid price of the Company's Common Stock had remained below $1.00 per share for thirty consecutive trading days. As a result, the Company received a notice from Nasdaq that the Company was not in compliance with the closing bid price requirements for continued listing of the Common Stock on the Nasdaq SmallCap Market and that such Common Stock would be de-listed after February 15, 1999 if the closing bid price was not equal to or greater than $1.00 per share for a period of at least ten consecutive trading days during the ninety-day period ending February 15, 1999. On February 9, 1999, the Company submitted to Nasdaq a request for a hearing to discuss the possibility of obtaining an extension of such ninety-day period. The Company's hearing request was granted by Nasdaq and a hearing was held on April 16, 1999. The de-listing of the Common Stock was stayed pending a determination by Nasdaq after the hearing. On October 19, 1999, the Company was notified by Nasdaq that a determination had been made to permit the Company's Common Stock to continue to be listed on the Nasdaq SmallCap Market. The determination was based upon the Company's compliance with the Nasdaq closing bid price requirement of $1.00 per share and the satisfaction by the Company of various information requests. If, in the future, the Company's Common Stock fails to be in compliance with the minimum closing bid price requirement for at least thirty consecutive trading days or the Company fails to be in compliance with any other Nasdaq continued listing requirements, then the Common Stock could be de-listed from the Nasdaq SmallCap Market. Upon any such de-listing, trading, if any, in the Common Stock would thereafter be conducted in the over-the-counter market on the so-called "pink sheets" or the "Electronic Bulletin Board" of the National Association of Securities Dealers, Inc. ("NASD"). As a consequence of any such de-listing, an investor could find it more difficult to dispose of, or to obtain accurate quotations as to the price of the Company's Common Stock.

     On  March  24,  2000,   there  were  13,347,044   shares  of  Common  Stock
outstanding. As of such date, the shares of Common Stock were held of record by approximately 2,600 shareholders.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

     YEAR ENDED DECEMBER 31, 1999 COMPARED TO THE YEAR ENDED DECEMBER 31, 1998

     Net sales for the year ended December 31, 1999 were $23,275,000, up $10,107,000, or 77%, from $13,168,000 for 1998. Sales of products manufactured by the Company accounted for 80% and 78% of the total sales in 1999 and 1998, respectively, while sales of products manufactured by others accounted for 20% and 22% in 1999 and 1998, respectively. Manufactured products segment revenues increased $8,250,000, or 82%, from sales of branded and private label product, including $2,290,000 from the Bob's Texas Style(R) brand acquired by the Company in November 1998 and $3,449,000 in connection with the Wabash Foods acquisition in October 1999. The remaining $2,511,000 increase, or 25%, was attributable to the Poore Brothers(R) brand and private label products. Revenues from the distribution and merchandising of products manufactured by others increased $1,858,000, or 64%. The majority of this increase, $1,158,000, was from the Texas merchandising operation, acquired by the Company in November 1998 in connection with the Tejas acquisition. The remaining $700,000 increase, or 26%, was due to increased sales of distributed product lines.

     Gross profit for the year ended December 31, 1999, was $5,707,000, or 25% of net sales, as compared to $3,244,000, or 25% of net sales, for 1998. The $2,463,000 increase, or 76%, in gross profit resulted from the increased volume of manufactured products.

     Selling, general and administrative expenses increased to $4,764,000, or just 20% of net sales for the year ended December 31, 1999, from $3,603,000, or 27% of net sales for 1998. This represented a $1,161,000 increase, or 32%, compared to 1998, primarily due to an $838,000, or 55%, increase in marketing, advertising and promotional spending and $210,000 of other sales-related expenses associated with the 77% increase in sales volume.

     Net interest expense increased to $750,000 for the year ended December 31, 1999 from $515,000 for 1998. This increase was due to lower interest income of $15,000 on investments and increased interest expense of $220,000 on indebtedness related to the Tejas and Wabash acquisitions.

     An extraordinary loss of $47,000 was recorded in October 1999 associated with debt extinguishment charges in connection with the acquisition of Wabash Foods.

     The cumulative effect of a change in accounting principle resulted in a $72,000 charge in the first quarter of 1999 and was related to the Company's expensing of previously capitalized organization costs as required by Statement of Position 98-5, "REPORTING ON THE COSTS OF START-UP ACTIVITIES," which was effective for the Company's fiscal year beginning January 1, 1999.

     The Company's net income for the year ended December 31, 1999 was $74,000, and the net loss for the year ended December 31, 1998 was $874,000. The increase in net income was attributable primarily to the increased gross profit offset by higher selling, general and administrative expenses.

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

LIQUIDITY AND CAPITAL RESOURCES

     Net working capital was $780,086 (a current ratio of 1.2:1) and $768,155 (a current ratio of 1.4:1) at December 31, 1999 and 1998, respectively. For the fiscal year ended December 31, 1999, the Company generated cash flow of $235,838 from operating activities, principally from operating results, and invested $423,008 in new equipment.

     On October 7, 1999, the Company signed a new $9.15 million Credit Agreement with U.S. Bancorp (the "U.S. Bancorp Credit Agreement") consisting of a $3.0 million working capital line of credit (the "U.S. Bancorp Line of Credit"), a $5.8 million term loan (the "U.S. Bancorp Term Loan A") and a $350,000 term loan (the "U.S. Bancorp Term Loan B"). Borrowings under the U.S. Bancorp Credit Agreement were used to pay off the Wells Fargo Line of Credit (as defined below) and the Wells Fargo Term Loan (as defined below) and to refinance existing debt of Wabash Foods in October 1999, and will be used in the future for general working capital needs. The U.S. Bancorp Line of Credit bears interest at an annual rate of prime plus 1% and matures in October 2002. The U.S. Bancorp Term Loan A bears interest at an annual rate of prime and requires monthly principal payments of approximately $74,000 which commenced in February 1, 2000, plus interest, until maturity on July 1, 2006. The U.S. Bancorp Term Loan B bears interest at an annual rate of prime plus 2.5% and requires monthly principal payments of approximately $29,000 commencing April 30, 2000, plus interest, until maturity on March 31, 2001. The U.S. Bancorp Credit Agreement is secured by accounts receivable, inventories, equipment and general intangibles. Borrowings under the line of credit are limited to 80% of eligible receivables and 60% of eligible inventories and at December 31, 1999, the Company had a borrowing base of approximately $2,360,000 under the U.S. Bancorp Line of Credit. The U.S. Bancorp Credit Agreement requires the Company to be in compliance with certain financial covenants, including a minimum cash flow coverage ratio, a minimum debt service coverage ratio, minimum annual operating results, a minimum tangible capital base and a minimum fixed charge coverage ratio. At December 31, 1999, the Company was in compliance with all of the financial covenants. Management believes that the fulfillment of the Company's plans and objectives will enable the Company to attain a sufficient level of profitability to remain in compliance with these financial performance criteria.

There can be no assurance, however, that the Company will attain any such profitability and remain in compliance. Any acceleration under the U.S. Bancorp Credit Agreement prior to the scheduled maturity of the U.S. Bancorp Line of Credit or the U.S. Bancorp Term Loans could have a material adverse effect upon the Company. As of December 31, 1999, there was an outstanding balance of $2,022,579 on the U.S. Bancorp Line of Credit, $5,800,000 on the U.S. Bancorp Term Loan A and $350,000 on the U.S. Bancorp Term Loan B. In addition, the Company assumed from Wabash Foods a $715,000 non-interest bearing note payable to U.S. Bancorp which is due in full on June 30, 2000. On October 7, 1999, pursuant to the terms of the U.S. Bancorp Credit Agreement, the Company issued to U.S. Bancorp a warrant (the "U.S. Bancorp Warrant") to purchase 50,000 shares of Common Stock for an exercise price of $1.00 per share. The U.S. Bancorp warrant is exercisable until October 7, 2004, the date of termination of the U.S. Bancorp Warrant, and provides the holder thereof certain piggyback registration rights.

     On November 4, 1998, the Company signed a new $2.5 million Credit Agreement with Wells Fargo which included a $2.0 million working capital line of credit (the "Wells Fargo Line of Credit") and a $0.5 million term loan (the "Wells Fargo Term Loan"). The outstanding balance on the Wells Fargo Line of Credit was $847,013 at December 31, 1998. The Wells Fargo Line of Credit had an annual rate of interest of prime plus 1.5% and matured in November 2001 while the Wells Fargo Term Loan had an annual rate of interest of prime plus 3% and required monthly principal payments of approximately $28,000, plus interest, until maturity on May 1, 2000. The Wells Fargo Credit Agreement was secured by accounts receivable, inventories, equipment and general intangibles. The Wells Fargo Line of Credit and Term Loan were paid in full on October 7, 1999 in connection with the above-described Wabash Foods acquisition and related U.S. Bancorp financing.

     The Company's Goodyear, Arizona manufacturing, distribution and headquarters facility is subject to a $2.0 million mortgage loan from Morgan Guaranty Trust Company of New York, bears interest at 9.03% per annum and is secured by the building and the land on which it is located. The loan matures on July 1, 2012; however monthly principal and interest installments of $18,425 are determined based on a twenty-year amortization period.

     The Company has entered into a variety of capital and operating leases for the acquisition of equipment and vehicles. The leases generally have five-year terms, bear interest at rates from 8.2% to 11.3%, require monthly payments and expire at various times through 2002 and are collateralized by the related equipment.

     At December 31, 1999, the Company had outstanding 9% Convertible Debentures due July 1, 2002 in the principal amount of $1,370,067 ($511,020 held by Wells Fargo and $859,047 held by Renaissance Capital). The 9% Convertible Debentures are secured by land, building, equipment and intangibles. Interest on the 9% Convertible Debentures is paid by the Company on a monthly basis. Monthly principal payments of approximately $5,000 are required to be made by the Company on the Wells Fargo 9% Convertible Debenture beginning in July 2000
through  June  2002.  In  November  1999,   Renaissance  Capital  converted  50%
($859,047)  of its 9%  Convertible  Debenture  holdings  into 859,047  shares of
Common Stock and agreed unconditionally to convert into Common Stock the remaining $859,047 principal not later than December 31, 2000. For the period November 1, 1999 through December 31, 2000, Renaissance Capital agreed to waive all mandatory principal redemption payments and to accept 30,000 unregistered shares of the Company's Common Stock and a warrant to purchase 60,000 shares of common stock at $1.50 per share in lieu of cash interest payments. The holders of the 9% Convertible Debentures previously granted the Company a waiver for noncompliance with a financial ratio effective through June 30, 1999. As consideration for the granting of such waiver in February 1998, the Company issued warrants to Renaissance Capital and Wells Fargo, representing the right to purchase 25,000 and 7,143 shares of the Company's Common Stock, respectively, at an exercise price of $1.00 per share. Each warrant became exercisable upon issuance and expires on July 1, 2002. As a result of an event of default, the holders of the 9% Convertible Debentures have the right, upon written notice and after a thirty-day period during which such default may be cured, to demand immediate payment of the then unpaid principal and accrued but unpaid interest under the Debentures. The Company is currently in compliance with all the financial ratios, including working capital of at least $500,000; a minimum of $4,500,000 shareholders' equity; and a current ratio at the end of any fiscal quarter of at least 1.1:1. Management believes that the achievement of the Company's plans and objectives will enable the Company to attain a sufficient level of profitability to remain in compliance with the financial ratios. There can be no assurance, however, that the Company will attain any such profitability and remain in compliance with the financial ratios. Any acceleration under the 9% Convertible Debentures prior to their maturity on July 1, 2002 could have a material adverse effect upon the Company.

     At December 31, 1999, the Company had net operating loss carryforwards available for federal income taxes of approximately $5.3 million. The Company's ability to utilize its net operating loss carryforwards to offset future taxable income may be limited under the Internal Revenue Code Section 382 change in ownership rules. A valuation allowance has been provided for the full amount of the net operating loss carryforward since the Company believes the realizability of the deferred tax asset does not meet the more likely than not criteria under SFAS 109, "Accounting for Income Taxes." The Company's accumulated net operating loss carryforwards will begin to expire in varying amounts between 2010 and 2018.

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

ITEM 7. FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----
REPORTS

Report of independent public accountants with respect to financial statements for the years ended December 31, 1999 and 1998
                                                                              26
FINANCIAL STATEMENTS

Consolidated balance sheets as of December 31, 1999 and 1998                  27
Consolidated statements of operations for the years ended
  December 31, 1999 and 1998                                                  28
Consolidated statements of shareholders' equity for the years ended
  December 31, 1999 and 1998                                                  29
Consolidated statements of cash flows for the years ended
  December 31, 1999 and 1998                                                  30
Notes to consolidated financial statements                                    31

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

     The executive officers and Directors of the Company, and their ages, are as follows:

     Name                    Age                     Position
     ----                    ---                     --------
     Eric J. Kufel           33     President, Chief Executive Officer, Director
     Glen E. Flook           41     Vice President-Manufacturing
     Thomas W. Freeze        48     Vice President, Chief Financial Officer,
                                      Treasurer, Secretary, and Director
     Thomas G. Bigham        46     Vice President of Sales-Texas
     Wendell T. Jones        59     Vice President of Sales-Arizona
     Kevin M. Kohl           44     Vice President, National Sales Manager
     James M. Poore          53     Vice President
     Mark S. Howells         46     Chairman, Director
     Richard E. Goodspeed    62     Director
     James W. Myers          65     Director
     Robert C. Pearson       64     Director
     Aaron M. Shenkman       59     Director

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

THOMAS W. FREEZE. Mr. Freeze has served as Vice President, Chief Financial Officer, Secretary and Treasurer of the Company since April 1997 and as a Director since October 1999. From April 1994 to April 1997, Mr. Freeze served as Vice President, Finance and Administration -- Retail of New England Business Service, Inc. From October 1989 to April 1994, Mr. Freeze served as Vice President, Treasurer and Secretary of New England Business Service, Inc.

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

KEVIN M. KOHL. Mr. Kohl has been Vice President, National Sales Manager since May 1999. From November 1998 to April 1999, Mr. Kohl served as Vice President of Sales - Texas of the Company. From July 1996 to November 1998, Mr. Kohl was Executive Vice President of Tejas, whose business and certain assets were purchased by the Company in November 1998. From July 1994 to June 1996, Mr. Kohl was President of Mighty Eagle, Inc. d/b/a Atlanta Eagle. From June 1992 to July 1994, Mr. Kohl was a Regional Director of Eagle Snacks, Inc.

JAMES M. POORE. Mr. Poore has served as a Vice President of the Company since June 1995. Mr. Poore co-founded PB Foods in 1986 and served as its Vice President, Secretary, Treasurer and Director until May 1995. In addition, Mr. Poore served as the Secretary and a Director of PB Distributing, a subsidiary of the Company, from January 1990 to May 1995, and as Chairman of the Board and a Director of PB Texas, a subsidiary of the Company, from May 1991 to May 1995. In 1983, he co-founded Groff's of Texas, Inc., a potato chip manufacturer in Brookshire, Texas, and served as its President until January 1986.

MARK S. HOWELLS. Mr. Howells has served as Chairman of the Board of the Company since March 1995. For the period from March 1995 to August 1995, Mr. Howells also served as President and Chief Executive Officer of the Company. He served as the Chairman of the Board of PB Southeast, a former subsidiary of the Company, from its inception in May 1993 until it was dissolved in 1999 and served as its President and Chief Executive Officer from May 1993 to August 1994. Since 1988, Mr. Howells has devoted a majority of his time to serving as the President and Chairman of Arizona Securities Group, Inc. d/b/a Puglisi Howells & Co., a registered securities broker-dealer.

RICHARD E. GOODSPEED. Mr. Goodspeed currently serves as a management consultant to several companies, primarily in the food (manufacturing and retail) industry. Mr. Goodspeed served as President and Chief Operating Officer of The Vons Companies, Inc. from 1994 to 1998 and as a Director from 1994 to 1997. From 1989 to 1994, he served as President and Chief Operating Officer of Lucky Stores, Inc., a subsidiary of American Stores Company, and from 1992 to 1994, he also served as Executive Vice President of American Stores Company.

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

ROBERT C. PEARSON. Mr. Pearson has served as a Director of the Company since March 1996. Mr. Pearson has been Senior Vice President-Corporate Finance for Renaissance Capital Group, Inc. since April 1997. Previously, Mr. Pearson had been an independent financial and management consultant specializing in investments with emerging growth companies. He has performed services for Renaissance Capital Partners ("RCP") in connection with the Company and other RCP investments. RCP is the operating manager of Renaissance Capital, the owner of a 9% Convertible Debenture. From 1990 to 1994, Mr. Pearson served as Executive Vice President and Chief Financial Officer of Thomas Group, Inc., a publicly traded consulting firm. Prior to 1990, Mr. Pearson was Vice President-Finance of Texas Instruments, Incorporated. Mr. Pearson is currently a director of Tava Technologies, Inc. (a publicly traded information technology services company), Dexterity Surgical, Inc. (a publicly traded surgical instruments manufacturer and distributor), and Interscience Computer, Inc. (a distributor of consumables for laser printers).

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

ITEMS 9-12. DOCUMENTS INCORPORATED BY REFERENCE

     Information with respect to a portion of Item 9 and Items 10, 11 and 12 of Form 10-KSB is hereby incorporated by reference into this Part III of the Annual Report of Form 10-KSB from the Company's Proxy Statement relating to the Company's 2000 Annual Meeting of Shareholders to be filed by the Company with the Commission on or about April 17, 2000.

ITEM 13. EXHIBITS AND REPORTS OF FORM 8-K

     The following documents are filed as part of this Annual Report on Form 10-KSB:

     (a)  The following exhibits as required by Item 601 of Regulation S-B:

EXHIBIT
NUMBER                             DESCRIPTION
------                             -----------
3.1 -- Certificate of Incorporation of the Company filed with the Secretary of State of the State of Delaware on February 23, 1995. (1)

3.2 -- Certificate of Amendment to the Certificate of Incorporation of the Company filed with the Secretary of State of the State of Delaware on March 3, 1995. (1)

3.3 -- Certificate of Amendment to the Certificate of Incorporation of the Company filed with the Secretary of State of the State of Delaware on October 7,1999. (Incorporated by reference to the Company's definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on September 15, 1999.)

3.3   --  By-Laws of the Company. (1)

4.1   --  Specimen Certificate for shares of Common Stock. (1)

4.2 -- Form of Underwriter's Warrant issued by the Company to Paradise Valley Securities, Inc. on December 11, 1996. (1)

4.3 -- Convertible Debenture Loan Agreement dated May 31, 1995 by and among the Company, Poore Brothers Arizona, Inc. ("PB Arizona"), PB Distributing, PB Texas, PB Southeast, Renaissance Capital and Wells Fargo. (1)

4.4 -- 9.00% Convertible Debenture dated May 31, 1995, issued by the Company to Renaissance Capital. (1)

4.5 -- 9.00% Convertible Debenture dated May 31, 1995, issued by the Company to Wells Fargo. (1)

4.6 -- Form of Warrant issued as of February 1998 to Renaissance Capital and Wells Fargo. (3)

4.7   --  Warrant dated November 4, 1998, issued by the Company to Norwest. (4)

4.8 -- Warrant to purchase 400,000 shares of Common Stock, issued by the Company to Wabash Foods on October 7, 1999. (Incorporated by reference to the Company's definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on September 15, 1999.)

4.9 -- Form of Revolving Note, Term Note A and Term Note B issued by the Company to U.S. Bancorp Republic Commercial Finance, Inc. on October 7, 1999. (5)

4.10 -- Warrant to purchase 50,000 shares of Common Stock, issued by the Company to U.S. Bancorp Republic Commercial Finance, Inc. on October 7, 1999. (5)

10.1 -- Employment Agreement dated May 31, 1995, by and between PB Arizona and James M. Poore. (1)

10.2 -- Non-Qualified Stock Option Agreements dated August 1, 1995, August 31, 1995 and February 29, 1996, by and between the Company and Mark S. Howells. (1)

10.3 -- Non-Qualified Stock Option Agreements dated August 1, 1995, August 31, 1995 and February 29, 1996, by and between the Company and Jeffrey J. Puglisi. (1)

10.4 -- Non-Qualified Stock Option Agreement dated August 1, 1995, by and between the Company and Parris H. Holmes, Jr. (1)

10.5 -- Form of Security Agreements dated May 31, 1995, by and among Renaissance Capital, Wells Fargo and each of the Company, PB Arizona, PB Southeast, PB Texas and PB Distributing. (1)

10.6 -- Master Equipment Lease Agreement dated September 22, 1995, by and between Banc One Arizona Leasing Corporation and PB Arizona ("Banc One Lease Agreement"), with equipment schedules. (1)

10.7 -- Corporate Guaranty dated September 25, 1995, issued by PB Distributing to Banc One Arizona Leasing Corporation in connection with the Banc One Lease Agreement. (1)

10.8 -- Equipment Lease Agreement dated December 12, 1995, by and between PB Arizona and FINOVA Capital Corporation. (1)

10.9 -- Guaranty dated December 12, 1995, issued by the Company to FINOVA Capital Corporation. (1)

10.10 -- Master Lease Agreement (the "LCA Lease Agreement") dated February 1, 1996, by and between PB Arizona and LCA Capital Corp. (also known as LCA, a Division of Associates Commercial Corporation) ("LCA"). (1)

10.11 -- Purchase Agreement dated February 1, 1996, by and between PB Arizona and LCA in connection with the LCA Lease Agreement. (1)

10.12 -- Corporate Guaranty dated as of February 1, 1996, issued by the Company to LCA in connection with LCA Lease Agreement. (1)

10.13 -- Agreement dated August 29, 1996, by and between the Company and Westminster Capital, Inc. ("Westminster"), as amended. (1)

10.14 --  Form  of   Independent   Distributor   Agreement  by  and  between  PB
          Distributing and independent distributors. (1)

10.15 -- Amendment No. 1 dated October 14, 1996, to Warrant dated September 11, 1996, issued by the Company to Westminster. (1)

10.16 -- Letter Agreement dated November 5, 1996, amending the Non-Qualified Stock Option Agreement dated February 29, 1996, by and between the Company and Mark S. Howells. (1)

10.17 -- Letter Agreement dated November 5, 1996, amending the Non-Qualified Stock Option Agreement dated February 29, 1996, by and between the Company and Jeffrey J. Puglisi. (1)

10.18 -- Non-Qualified Stock Option Agreement dated as of October 22, 1996, by and between the Company and Mark S. Howells. (1)

10.19 -- Letter Agreement dated as of November 5, 1996, by and between the Company and Jeffrey J. Puglisi. (1)

10.20 -- Letter Agreement dated as of November 5, 1996, by and between the Company and David J. Brennan. (1)

10.21 -- Stock Option Agreement dated October 22, 1996, by and between the Company and David J. Brennan. (1)

10.22 -- Letter Agreement dated November 1, 1996, by and among the Company, Mark S. Howells, Jeffrey J. Puglisi, David J. Brennan and Parris H. Holmes, Jr. (1)

10.23 -- Letter Agreement dated December 4, 1996, by and between the Company and Jeffrey J. Puglisi, relating to stock options. (1)

10.24 -- Letter Agreement dated December 4, 1996, by and between the Company and Mark S. Howells, relating to stock options. (1)

10.25 -- Letter Agreement dated December 4, 1996, by and between the Company and Parris H. Holmes, Jr., relating to stock options. (1)

10.26 -- Letter Agreement dated December 4, 1996, by and between the Company and David J. Brennan, relating to stock options. (1)

10.27 -- Form of Underwriting Agreement entered into on December 6, 1996, by and between the Company, Paradise Valley Securities, Inc., Renaissance Capital and Wells Fargo. (Incorporated by reference to Amendment No. 4 to the Company's Registration Statement on Form SB-2, Registration No. 333-5594-LA.)

10.28 -- Employment Agreement dated January 24, 1997, by and between the Company and Eric J. Kufel. (2)

10.29 -- First Amendment to Employment Agreement dated February 2, 1997, by and between the Company and David J. Brennan. (2)

10.30 -- Employment Agreement dated February 14, 1997, by and between the Company and Glen E. Flook. (2)

10.31 -- Commercial Real Estate Purchase Contract and Receipt for Deposit dated January 22, 1997, by and between the Company and D.F. Properties, Inc.
          (2)

10.32 -- Employment Agreement dated April 10, 1997, by and between the Company and Thomas W. Freeze. (Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the three-month period ended March 31, 1997.)

10.33 -- Asset Purchase, Licensing and Distribution Agreement dated as of June 1, 1997, by and between PB Texas and David Hecht. (Incorporated by reference to the Company's Current Report on Form 8-K dated June 4, 1997.)

10.34 -- Fixed Rate Note dated June 4, 1997, by and between La Cometa Properties, Inc. and Morgan Guaranty Trust Company of New York. (3)

10.35 -- Deed of Trust and Security Agreement dated June 4, 1997, by and between La Cometa Properties, Inc. and Morgan Guaranty Trust Company of New York. (3)

10.36 -- Guaranty Agreement dated June 4, 1997, by and between the Company and Morgan Guaranty Trust Company of New York. (3)

10.37 -- Equipment Lease Agreement dated June 9, 1997, by and between PB Arizona and FINOVA Capital Corporation. (3)

10.38 -- Separation Agreement and Release of All Claims dated August 14, 1998, by and between the Company and Scott D. Fullmer. (4)

10.39 -- Letter Agreement dated August 18, 1998, by and between the Company and Everen. (4)

10.40 -- Credit and Security Agreement dated October 23, 1998, by and between the Company (and certain of its subsidiaries) and Norwest. (4)

10.41 -- Patent and Trademark Security Agreement dated October 23, 1998, by and between the Company (and certain of its subsidiaries) and Norwest. (4)

10.42 -- Agreement for Purchase and Sale of Assets dated October 29, 1998, by and among the Company, Tejas, Kevin M. Kohl and Thomas G. Bigham. (4)

10.43 -- Employment Agreement dated November 12, 1998, by and between Tejas PB Distributing, Inc. and Thomas G. Bigham. (4)

10.44 -- Employment Agreement dated November 12, 1998, by and between Tejas PB Distributing, Inc. and Kevin M. Kohl. (4)

10.45 -- Management Agreement effective April 1, 1999 by and between the Company and Wabash Foods. (Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the three-month period ended March 31, 1999.)

10.46 -- Agreement for Purchase and Sale of Limited Liability Company Membership Interests dated as of August 16, 1999, by and between Pate Foods Corporation, Wabash Foods and the Company. (Incorporated by reference to the Company's definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on September 15, 1999.)

10.47 -- Letter Agreement dated July 30, 1999 by and between the Company and Stifel, Nicolaus & Company, Incorporated. (Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the three-month period ended September 30, 1999.)

10.48 --  Poore Brothers, Inc. 1995 Stock Option Plan, as amended. (5)

10.49 -- Credit Agreement, dated as of October 3, 1999, by and between the Company and U.S. Bancorp Republic Commercial Finance, Inc. (5)

10.50 -- Security Agreement, dated as of October 3, 1999, by and between the Company and U.S. Bancorp Republic Commercial Finance, Inc. (5)

10.51 -- Commercial Lease, dated May 1, 1998, by and between Wabash Foods, LLC and American Pacific Financial Corporation. (5)

21.1  --  List of Subsidiaries of the Company. (5)

27.1  --  Financial Data Schedule for 1999. (5)

(1) Incorporated by reference to the Company's Registration Statement on Form SB-2, Registration No. 333-5594-LA.

(2) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996.

(3) Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the three-month period ended June 30, 1997.

(4) Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the three-month period ended September 30, 1998.

(5)  Filed herewith.

     (b)  Reports on Form 8-K.

          (1) Current Report on Form 8-K, reporting the completion of the acquisition of Wabash Foods by the Company (filed with the Commission on October 21, 1999).

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 30, 2000                  POORE BROTHERS, INC.

                                       By: /s/ Eric J. Kufel
                                           ------------------------------------
                                           Eric J. Kufel
                                           President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, in the capacities and on the dates indicated.

        Signature                      Title                           Date
        ---------                      -----                           ----

/s/ Eric J. Kufel           President, Chief Executive Officer,   March 30, 2000
-------------------------   and Director (Principal Executive
    Eric J. Kufel           Officer)


/s/ Thomas W. Freeze        Vice President, Chief Financial       March 30, 2000
-------------------------   Officer, Treasurer, Secretary,
    Thomas W. Freeze        and Director (Principal Financial
                            Officer and Principal Accounting
                            Officer)


/s/ Mark S. Howells         Chairman, Director                    March 30, 2000
-------------------------
    Mark S. Howells


/s/ Richard E. Goodspeed    Director                              March 30, 2000
-------------------------
    Richard E. Goodspeed


/s/ James W. Myers          Director                              March 30, 2000
-------------------------
    James W. Myers


/s/ Robert C. Pearson       Director                              March 30, 2000
-------------------------
    Robert C. Pearson


/s/ Aaron M. Shenkman       Director                              March 30, 2000
-------------------------
    Aaron M. Shenkman

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Poore Brothers, Inc.

We have audited the accompanying consolidated balance sheets of POORE BROTHERS, INC. (a Delaware corporation) and SUBSIDIARIES as of December 31, 1999 and 1998, and the related consolidated statements of operations, shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Poore Brothers, Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.


ARTHUR ANDERSEN LLP

Phoenix, Arizona,
February 4, 2000.

                      POORE BROTHERS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                  DECEMBER 31,
                                                         -----------------------------
                                                             1999             1998
                                                         ------------     ------------
                                     ASSETS
Current assets:
  Cash ...............................................    $    104,364     $    270,295
  Accounts receivable, net of allowance of
    $206,000 in 1999 and $24,000 in 1998 .............       3,265,041        1,712,955
  Inventories ........................................       1,221,412          465,038
  Other current assets ...............................         325,146          281,994
                                                          ------------     ------------
      Total current assets ...........................       4,915,963        2,730,282

Property and equipment, net ..........................      13,678,133        6,270,374
Intangible assets, net ...............................       7,198,283        3,723,906
Other assets, net ....................................         281,601          214,327
                                                          ------------     ------------
  Total assets .......................................    $ 26,073,980     $ 12,938,889
                                                          ============     ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable ...................................    $  1,328,720     $    870,204
  Accrued liabilities ................................         690,931          439,404
  Current portion of long-term debt ..................       2,116,226          652,519
                                                          ------------     ------------
      Total current liabilities ......................       4,135,877        1,962,127

Long-term debt, less current portion .................      10,680,840        5,720,247
                                                          ------------     ------------
  Total liabilities ..................................      14,816,717        7,682,374
                                                          ------------     ------------
Commitments and contingencies

Shareholders' equity:
  Preferred stock, $100 par value; 50,000 shares
    authorized; no shares issued or outstanding
    at December 31, 1999 and 1998, respectively ......              --               --
  Common stock, $.01 par value; 50,000,000 shares
    authorized; 13,222,044 and 7,832,997 shares
    issued and outstanding at December 31, 1999
    and 1998, respectively ...........................         132,220           78,329
  Additional paid-in capital .........................      17,386,827       11,514,210
  Accumulated deficit ................................      (6,261,784)      (6,336,024)
                                                          ------------     ------------
      Total shareholders' equity .....................      11,257,263        5,256,515
                                                          ------------     ------------
      Total liabilities and shareholders' equity .....    $ 26,073,980     $ 12,938,889
                                                          ============     ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      POORE BROTHERS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                     Years Ended December 31,
                                                                 -------------------------------
                                                                     1999               1998
                                                                 ------------       ------------
Net revenues ...............................................     $ 23,275,543       $ 13,167,993

Cost of revenues ...........................................       17,568,425          9,923,890
                                                                 ------------       ------------
  Gross profit .............................................        5,707,118          3,244,103

Selling, general and administrative expenses ...............        4,763,896          3,603,156
                                                                 ------------       ------------
  Operating income (loss) ..................................          943,222           (359,053)
                                                                 ------------       ------------
Interest income ............................................           30,866             46,371

Interest expense ...........................................         (780,616)          (561,409)
                                                                 ------------       ------------
                                                                     (749,750)          (515,038)
                                                                 ------------       ------------
Income (loss) before extraordinary loss and cumulative
  effect of a change in accounting principle ...............          193,472           (874,091)

Extraordinary loss on extinguishment of debt ...............          (47,601)                --

Cumulative effect of a change in accounting principle ......          (71,631)                --
                                                                 ------------       ------------
  Net income (loss) ........................................     $     74,240       $   (874,091)
                                                                 ============       ============
Earnings (loss) per common share:
  Basic-
  Income (loss) before extraordinary loss and cumulative
    effect of a change in accounting principle .............     $       0.02       $      (0.12)
  Extraordinary loss on extinguishment of debt .............               --                 --
  Cumulative effect of a change in accounting principle.....            (0.01)                --
                                                                 ------------       ------------
        Net income (loss) per common share .................     $       0.01       $      (0.12)
                                                                 ============       ============
Diluted-
  Income (loss) before extraordinary loss and cumulative
    effect of a change in accounting principle .............     $       0.02       $      (0.12)
  Extraordinary loss on extinguishment of debt .............               --                 --
  Cumulative effect of a change in accounting principle ....            (0.01)                --
                                                                 ------------       ------------
      Net income (loss) per common share ...................     $       0.01       $      (0.12)
                                                                 ============       ============
Weighted average number of common shares:
  Basic ....................................................        8,988,110          7,210,810
                                                                 ============       ============
  Diluted ..................................................        9,134,414          7,210,810
                                                                 ============       ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      POORE BROTHERS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                              Common Stock           Additional
                                       ---------------------------    Paid-in      Accumulated
                                          Shares         Amount       Capital        Deficit         Total
                                       ------------   ------------  ------------   ------------   ------------
Balance, December 31, 1997 ...........   7,051,657     $  70,516    $ 10,794,768   $ (5,461,933)  $  5,403,351
  Exercise of common stock options ...      75,000           750          80,366             --         81,116
  Issuance of warrants ...............          --            --          48,703             --         48,703
  Issuance of common stock ...........     706,340         7,063         590,373             --        597,436
  Net loss ...........................          --            --              --       (874,091)      (874,091)
                                        ----------     ---------    ------------   ------------   ------------
Balance, December 31, 1998 ...........   7,832,997        78,329      11,514,210     (6,336,024)     5,256,515
  Exercise of common stock options....     100,000         1,000         124,000             --        125,000
  Issuance of warrants ...............          --            --         505,261             --        505,261
  Issuance of common stock ...........   5,289,047        52,891       5,243,356             --      5,296,247
  Net income .........................          --            --              --         74,240         74,240
                                        ----------     ---------    ------------   ------------   ------------
Balance, December 31, 1999 ...........  13,222,044     $ 132,220    $ 17,386,827   $ (6,261,784)  $ 11,257,263
                                        ==========     =========    ============   ============   ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      POORE BROTHERS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                          Years Ended December 31,
                                                                       -----------------------------
                                                                          1999              1998
                                                                       -----------       -----------
CASH FLOWS USED IN OPERATING ACTIVITIES:
  Net income (loss) ..............................................     $    74,240       $  (874,091)
  Adjustments to reconcile net income (loss) to
   net cash used in operating activities:
   Depreciation ..................................................         725,068           580,674
   Amortization ..................................................         337,430           248,490
   Valuation reserves ............................................         168,784            79,000
   Extraordinary loss on extinguishment of debt ..................          47,601                --
   Cumulative effect of a change in accounting principle .........          71,631                --
   Other non-cash charges ........................................         418,247           160,343
   Change in operating assets and liabilities,
     net of effect of business acquired:
     Accounts receivable .........................................        (803,681)         (263,637)
     Note receivable .............................................              --            78,414
     Inventories .................................................         (21,608)           37,790
     Other assets and liabilities ................................        (239,749)         (138,276)
     Accounts payable and accrued liabilities ....................        (542,125)          (17,314)
                                                                       -----------       -----------
            Net cash used in operating activities ................         235,838          (108,607)
                                                                       -----------       -----------
CASH FLOWS USED IN  INVESTING ACTIVITIES:
  Proceeds from sale of equipment and property ...................          14,125            27,267
  Purchase of equipment ..........................................        (423,008)         (225,780)
  Acquisition related expenses ...................................        (482,872)       (1,251,564)
                                                                       -----------       -----------
            Net cash used in investing activities ................        (891,755)       (1,450,077)
                                                                       -----------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock .........................         125,000            81,116
  Stock and debt issuance costs ..................................         (97,693)         (102,713)
  Proceeds from issuance of debt .................................         350,000           500,000
  Payments made on long-term debt ................................        (757,219)         (533,091)
  Net increase in working capital line of credit .................         869,898           260,916
                                                                       -----------       -----------
            Net cash provided by financing activities ............         489,986           206,228
                                                                       -----------       -----------
Net decrease in cash and cash equivalents ........................        (165,931)       (1,352,456)
Cash and cash equivalents at beginning of year ...................         270,295         1,622,751
                                                                       -----------       -----------
Cash at end of year ..............................................     $   104,364       $   270,295
                                                                       ===========       ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the year for interest .........................     $   541,096       $   539,843
  Summary of noncash investing and financing activities:
      Financing warrants issued ..................................          36,249            48,703
      Common Stock issued for acquisitions .......................       4,400,000           450,000
      Common Stock warrants issued for acquisitions ..............         423,566                --
      Common Stock and warrant issued in lieu of
        interest payments.........................................          90,447           154,629
      Conversion of Convertible debenture into Common Stock ......         859,047                --

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      POORE BROTHERS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. ORGANIZATION, BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     Poore Brothers, Inc. (the "Company"), a Delaware corporation, was organized in February 1995 as a holding company and on May 31, 1995 acquired substantially all of the equity of Poore Brothers Southeast, Inc. ("PB Southeast") in an exchange transaction. The exchange transaction with PB Southeast was accounted for similar to a pooling-of-interests since both entities had common ownership and control immediately prior to the transaction. On May 31, 1995, the Company also acquired (i) substantially all of the assets, subject to certain liabilities, of Poore Brothers Foods, Inc.; (ii) a 100% equity interest in Poore Brothers Distributing, Inc.; and (iii) an 80% equity interest in Poore Brothers of Texas, Inc. ("PB Texas"). Subsequently, the Company acquired the remaining 20% equity interest in PB Texas. These businesses had no common ownership with the Company and therefore these acquisitions were accounted for as purchases in accordance with Accounting Principals Board ("APB") Opinion No. 16, "Business Combination". Accordingly, only the results of their operations subsequent to acquisition have been included in the Company's results. In 1997, PB Texas was sold and PB Southeast was closed.

     On November 5, 1998, the Company acquired the business and certain assets (including the Bob's Texas Style(R) potato chips brand) of Tejas Snacks, L.P. ("Tejas"), a Texas-based potato chip manufacturer. See Note 2.

     On October 7, 1999, the Company acquired a 100% equity interest in Wabash Foods, LLC ("Wabash"), an Indiana based snack food manufacturer of Tato Skins(R), O'Boisies(R), and Pizzarias(R). See Note 2.

BUSINESS OBJECTIVES, RISKS AND PLANS

     The Company is engaged in the production, marketing and distribution of premium salty snack food products that are sold through grocery retail chains in the southwestern United States and through vend distributors across the United States. The Company manufactures and sells its own brands of salty snack food products, including Poore Brothers(R) and Bob's Texas Style(R) brand batch-fried potato chips, Tato Skins(R) brand potato snacks, Pizzarias(R) brand pizza chips, and O'Boisies(R) brand potato crisps, manufactures private label potato chips for grocery store chains, and distributes and merchandises snack food products that are manufactured by others. The Company's business objective is to be a leading regional manufacturer, marketer and distributor of premium branded and private label salty snack foods by providing high quality products at competitive prices that are superior in taste, texture, flavor variety and brand personality to comparable products. The Company's philosophy is to compete in the market niches not served by the dominant national competition. The Company plans to achieve growth in manufactured product sales by acquiring other snack food brands and increasing sales of existing products. In addition, the Company plans to increase distribution and merchandising revenues, and continue to improve its manufacturing capacity utilization.

     Although certain of the Company's subsidiaries have operated for several years, the Company as a whole has a relatively brief operating history. The Company had significant operating losses prior to fiscal 1999. Successful future operations are subject to certain risks, uncertainties, expenses and difficulties frequently encountered in the establishment and growth of a new business in the snack food industry. The market for salty snack foods, such as potato chips, tortilla chips, popcorn and pretzels, is large and intensely competitive. The industry is dominated by one significant competitor and includes many other competitors with greater financial and other resources than the Company.

     The Company's acquisition of Tejas and Wabash, and the growth in volume of manufactured products have assisted in lowering unit costs of the Company's manufactured products. As a result, management believes that the Company will continue to generate positive cash flow from operations in 2000, which, along with its existing working capital and borrowing facilities, should enable the Company to meet its operating cash requirements through 2000.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

     At December 31, 1999 and 1998, the carrying value of cash, accounts receivable, accounts payable, and accrued liabilities approximate fair values since they are short-term in nature. The carrying value of the long-term debt approximates fair-value based on the borrowing rates currently available to the Company for long-term borrowings with similar terms. The Company estimates fair values of financial instruments by using available market information. Considerable judgement is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates may not be indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions or valuation methodologies could have a material effect on the estimated fair value amounts.

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

INTANGIBLE ASSETS

     In accordance with Statement of Position 98-5, "REPORTING ON THE COSTS OF START-UP ACTIVITIES", effective January 1, 1999, the Company was required to change its accounting principle for organization costs. Previously, the Company capitalized such costs and amortized them using the straight-line method over five years. At December 31, 1998, such costs totaled $257,051 and the accumulated amortization totaled $185,420. In the first quarter of 1999, the Company wrote-off the remaining $71,631 and will expense as incurred any future organization costs. The write-off has been reflected in the Consolidated Statement of Operations for the year ended December 31, 1999 as the "Cumulative effect of a change in accounting principle" in accordance with APB No. 20, "Accounting Changes".

     Goodwill is recorded at cost and amortized using the straight-line method over a twenty-year period. The Company assesses the recoverability of goodwill at each balance sheet date by determining whether amortization of the assets over their original estimated useful life can be recovered through estimated future undiscounted cash flows. Total goodwill was $3,941,009 and $2,608,742 at December 31, 1999 and 1998, respectively, including $126,702 from the November 1998 Tejas acquisition (see Note 2) and $1,327,227 from the October 1999 Wabash acquisition (see Note 2). Accumulated amortization was $587,431 and $445,356 at December 31, 1999 and 1998, respectively.

     Trademarks are recorded at cost and are amortized using the straight-line method over a fifteen-year period. The Company allocated $1,500,000 of the Tejas purchase price to trademarks and $2,500,000 of the Wabash purchase price to trademarks. Accumulated amortization was $155,295 and $11,111 at December 31, 1999 and 1998, respectively.

                      POORE BROTHERS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


1. ORGANIZATION, BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
   (CONTINUED)

REVENUE RECOGNITION

     Revenues and related cost of revenues are recognized upon shipment of products.

ADVERTISING COSTS

     The Company expenses production costs of advertising the first time the advertising takes place, except for cooperative advertising costs which are accrued and expensed when the related sales are recognized. Costs associated with obtaining shelf space (i.e., "slotting fees") are expensed in the year in which such costs are incurred by the Company. Advertising expenses were approximately $265,000 and $469,000 in 1999 and 1998, respectively.

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

                                                       Years Ended December 31,
                                                      -------------------------
                                                         1999          1998
                                                      -----------   -----------
BASIC EARNINGS (LOSS) PER SHARE:
  Income (loss) before extraordinary loss
    and cumulative effect of a change in
    accounting principle                              $   193,472   $  (874,091)
                                                      ===========   ===========
  Weighted average number of common shares              8,988,110     7,210,810
                                                      ===========   ===========
  Earnings (loss) per common share                    $      0.02   $     (0.12)
                                                      ===========   ===========
DILUTED EARNINGS (LOSS) PER SHARE:
  Income (loss) before extraordinary loss
    and cumulative effect of a change in
    accounting principle                              $   193,472   $  (874,091)
                                                      ===========   ===========
  Weighted average number of common shares              8,988,110     7,210,810
  Incremental shares from assumed conversions -
       Warrants                                            95,497            --
       Stock options                                       50,807            --
                                                      -----------   -----------
  Adjusted weighted average number of common shares     9,134,414     7,210,810
                                                      ===========   ===========
  Earnings (loss) per common share                    $      0.02   $     (0.12)
                                                      ===========   ===========

     Options and warrants to purchase 2,104,227 shares of Common Stock were outstanding at December 31, 1999, but were not included in the computation of diluted earnings per share because the option and warrant exercise prices were greater than the average market price per share of the Common Stock. Conversion of the convertible debentures was not assumed as the effect of its conversion would be anti-dilutive.

                      POORE BROTHERS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


1. ORGANIZATION, BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
   (CONTINUED)

NEW ACCOUNTING PRONOUNCEMENTS

     SFAS No. 133, "Accounting for Derivative Instruments and for Hedging Activities", was issued in July 1998 and is effective for years beginning after June 15, 2000, as amended by SFAS No. 137. SFAS No. 133 requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. Upon adoption in the first quarter of 2001, the Company expects there will be no impact on its financial condition or results of operations.

2. ACQUISITIONS:

     On October 7, 1999, the Company acquired all of the membership interests of Wabash from Pate Foods Corporation in exchange for (i) 4,400,000 unregistered shares of Common Stock with a fair value of $4,400,000, (ii) a warrant to purchase 400,000 unregistered shares of Common Stock at an exercise price of $1.00 per share with a fair value of $290,000, and (iii) the assumption of $8,073,000 in liabilities, or a total purchase price of $12,763,000. The warrant has a five-year term and is immediately exercisable. As a result, the Company acquired all the assets of Wabash Foods, LLC, including the Tato Skins(R), O'Boisies(R), and Pizzarias(R) trademarks. The acquisition was accounted for using the purchase method of accounting in accordance with APB Opinion No. 16. Accordingly, only the results of operations subsequent to the acquisition date have been included in the Company's results. In connection with the acquisition, the Company recorded goodwill of $1,327,227, which is being amortized on a straight-line basis over a twenty-year period.

     Unaudited pro forma information has been provided below for the years ended December 31, 1999 and 1998 assuming the acquisition of Wabash took place at the beginning of the period presented. The unaudited pro forma condensed results of operations include adjustments to reflect amortization on intangible assets (e.g. goodwill and trademarks) and the elimination of $299,307 in management fees earned by the Company prior to the acquisition. The unaudited pro forma data does not purport to be indicative of the results that would have been obtained had these events actually occurred at the beginning of the periods presented nor does it project the Company's results of operations for any future period.

              PRO FORMA CONDENSED RESULTS OF OPERATIONS (UNAUDITED)

                                                     Years Ended December 31,
                                                    ---------------------------
                                                        1999           1998
                                                    ------------   ------------
Net revenues                                        $ 32,594,488   $ 19,729,112
Income (loss) before extraordinary loss
  and cumulative effect of change in
  accounting principle                              $      2,431   $ (1,049,416)
Earnings (loss) per common share - diluted          $       0.00   $      (0.09)
Weighted average number of common shares - diluted    12,509,756     11,607,158

     On November 5, 1998, the Company acquired the business and certain assets of Tejas Snacks, L. P., a Texas-based potato chip manufacturer. The assets, which were acquired through a newly formed wholly owned subsidiary of the Company, Tejas PB Distributing, Inc., included the Bob's Texas Style(R) potato chips trademark, inventories and certain capital equipment. In exchange for these assets, the Company issued 523,077 unregistered shares of Common Stock with a fair value of $450,000 and paid $1.25 million in cash, or a total purchase price of $1.7 million. The Company utilized available cash as well as funds available pursuant to the Norwest Credit Agreement to satisfy the cash portion of the consideration. Tejas had sales of approximately $2.8 million for the nine months ended September 30, 1998. In connection with the acquisition, the Company transferred production of the Bob's Texas Style(R) brand potato chips to its Arizona facility. The acquisition was accounted for using the purchase method of accounting in accordance with APB Opinion No. 16. Accordingly, only the results of operations subsequent to the acquisition date have been included in the Company's results. In connection with the acquisition, the Company recorded goodwill of $126,702, which is being amortized on a straight-line basis over twenty years.

                      POORE BROTHERS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


3. CONCENTRATIONS OF CREDIT RISK:

     The Company's cash is placed with major banks. The Company, in the normal course of business, maintains balances in excess of Federal insurance limits. The Company had no amount in excess of the insurance limit at December 31, 1999 and $106,165 in excess of the insurance limit at December 31, 1998.

     Financial instruments subject to credit risk consist primarily of trade accounts receivable. In the normal course of business, the Company extends unsecured credit to its customers. In 1999 and 1998, substantially all of the Company's customers were distributors whose sales were concentrated to retailers in the grocery industry, primarily in the southwest United States. The Company investigates a customer's credit worthiness before extending credit. The Company buys back trade accounts receivable of Arizona-based retailers from its distributors in settlement of their obligations to the Company.

4. INVENTORIES:

     Inventories consisted of the following:

                                                            December 31,
                                                     --------------------------
                                                        1999           1998
                                                     -----------    -----------
     Finished goods ..............................   $   330,568    $   193,624
     Raw materials ...............................     1,268,987        285,348
     Reserve for excess and obsolete inventory....      (378,143)       (13,934)
                                                     -----------    -----------
                                                     $ 1,221,412    $   465,038
                                                     ===========    ===========

5. PROPERTY AND EQUIPMENT:

     Property and equipment consisted of the following:

                                                            December 31,
                                                     --------------------------
                                                         1999          1998
                                                     ------------  ------------
     Buildings and improvements ...................  $  3,438,492  $  3,430,572
     Equipment ....................................    11,496,139     3,490,140
     Land .........................................       272,006       272,006
     Vehicles .....................................        79,927        75,376
     Furniture and office equipment ...............       300,282       204,432
                                                     ------------  ------------
                                                       15,586,846     7,472,526
     Less accumulated depreciation and
      amortization ................................    (1,908,713)   (1,202,152)
                                                     ------------  ------------
                                                     $ 13,678,133  $  6,270,374
                                                     ============  ============

     Depreciation   expense  was   $725,068  and  $580,674  in  1999  and  1998,
respectively.

     Included in equipment are assets held under capital leases with an original cost of $1,295,828 and $1,315,657 at December 31, 1999 and 1998, respectively and accumulated amortization of $617,590 and $407,756 at December 31, 1999 and 1998, respectively.

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

                      POORE BROTHERS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


6.   LONG-TERM DEBT:

     Long-term debt consisted of the following:

                                                                             December 31,
                                                                    -----------------------------
                                                                        1999             1998
                                                                    ------------     ------------
     Convertible Debentures due in monthly installments
     through July 1, 2002; interest at 9%; collateralized
     by land, buildings, equipment and intangibles .............    $  1,370,067     $  2,229,114

     Term loan due in monthly installments through May
     1, 2000; interest at prime rate plus 3% (10.75%
     at December 31, 1998); collateralized by accounts
     receivable, inventories, equipment and general
     intangibles paid in full in 1999 ..........................              --          472,222

     Working capital line of credit due October 4,
     2002; interest at prime rate plus 1% (9.5% at
     December 31, 1999); collateralized by accounts
     receivable, inventories, equipment and general
     intangibles ...............................................       2,022,579               --

     Term loan due in monthly installments beginning
     February 1, 2000 through July 1, 2006; interest
     at prime rate (8.5% at December 31,1999);
     collateralized by accounts receivable,
     inventories, equipment and general intangibles ............       5,800,000               --

     Working capital line of credit; paid in
     full in 1999 ..............................................              --          847,013

     Term loan due in monthly installments beginning
     April 30, 2000 through March 31, 2001; interest
     at prime rate plus 2.5% (11% at December
     31,1999); collateralized by accounts receivable,
     inventories, equipment and general intangibles.............         350,000               --

     Mortgage loan due in monthly installments through
     July 2012; interest at 9.03%; collateralized by
     land and building .........................................       1,940,509        1,965,921

     Non-interest bearing note payable due in full on
     June 30, 2000 .............................................         715,000               --

     Capital lease obligations due in monthly installments
     through 2002; interest rates ranging from 8.2% to 11.3%;
     collateralized by equipment................................         598,911          858,496
                                                                    ------------     ------------
                                                                      12,797,066        6,372,766
     Less current portion ......................................      (2,116,226)        (652,519)
                                                                    ------------     ------------
                                                                    $ 10,680,840     $  5,720,247
                                                                    ============     ============

     Annual maturities of long-term debt are as follows:

                                                               December 31,
          Year                                                    1999
          ----                                                 -----------
          2000..............................................   $ 2,116,226
          2001..............................................     1,371,290
          2002..............................................     4,263,117
          2003..............................................       928,727
          2004..............................................       932,155
          Thereafter........................................     3,185,551
                                                               -----------
                                                               $12,797,066
                                                               ===========

     The Company's Goodyear, Arizona manufacturing, distribution and headquarters facility is subject to a $2.0 million mortgage loan from Morgan Guaranty Trust Company of New York, bears interest at 9.03% per annum and is secured by the building and the land on which it is located. The loan matures on July 1, 2012; however monthly principal and interest installments of $18,425 are determined based on a twenty-year amortization period.

                      POORE BROTHERS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


6. LONG-TERM DEBT: (CONTINUED)

     The Company has entered into a variety of capital and operating leases for the acquisition of equipment and vehicles. The leases generally have five-year terms, bear interest at rates from 8.2% to 11.3%, require monthly payments and expire at various times through 2002 and are collateralized by the related equipment.

     At December 31, 1999, the Company had outstanding 9% Convertible Debentures due July 1, 2002 in the principal amount of $1,370,067 ($511,020 held by Wells Fargo and $859,047 held by Renaissance Capital). The 9% Convertible Debentures are secured by land, building, equipment and intangibles. Interest on the 9% Convertible Debentures is paid by the Company on a monthly basis. Monthly principal payments of approximately $5,000 are required to be made by the Company on the Wells Fargo 9% Convertible Debenture beginning in July 2000 through June 2002. In November 1999, Renaissance Capital converted 50% ($859,047) of its Debenture holdings into 859,047 shares of Common Stock and agreed unconditionally to convert into Common Stock the remaining $859,047 not later than December 31, 2000. For the period November 1, 1999 through December 31, 2000, Renaissance Capital agreed to waive all mandatory principal redemption payments and to accept 30,000 unregistered shares of the Company's Common Stock and a warrant to purchase 60,000 shares of common stock at $1.50 per share in lieu of cash interest payments. For the period November 1, 1998 through October 31, 1999, Renaissance Capital agreed to waive all mandatory principal redemption payments and to accept 183,263 unregistered shares of the Company's Common Stock in lieu of cash interest payments. The holders of the 9% Convertible Debentures previously granted the Company a waiver for noncompliance with a financial ratio effective through June 30, 1999. As consideration for the granting of such waiver in February 1998, the Company issued warrants to Renaissance Capital and Wells Fargo representing the right to purchase 25,000 and 7,143 shares of the Company's Common Stock, respectively, at an exercise price of $1.00 per share. Each warrant became exercisable upon issuance and expires on July 1, 2002. As a result of an event of default, the holders of the 9% Convertible Debentures have the right, upon written notice and after a thirty-day period during which such default may be cured, to demand immediate payment of the then unpaid principal and accrued but unpaid interest under the Debentures. The Company is currently in compliance with all the financial ratios, including working capital of at least $500,000; a minimum of $4,500,000 shareholders' equity; and a current ratio at the end of any fiscal quarter of at least 1.1:1. Management believes that the achievement of the Company's plans and objectives will enable the Company to attain a sufficient level of profitability to remain in compliance with the financial ratios. There can be no assurance, however, that the Company will attain any such profitability and remain in compliance with the financial ratios. Any acceleration under the 9% Convertible Debentures prior to their maturity on July 1, 2002 could have a material adverse effect upon the Company.

     On October 7, 1999, the Company signed a new $9.15 million Credit Agreement with U.S. Bancorp (the "U.S. Bancorp Credit Agreement") consisting of a $3.0 million working capital line of credit (the "U.S. Bancorp Line of Credit"), a $5.8 million term loan (the "U.S. Bancorp Term Loan A") and a $350,000 term loan (the "U.S. Bancorp Term Loan B"). Borrowings under the U.S. Bancorp Credit
Agreement were used to pay off the previously existing Wells Fargo Line of Credit and Wells Fargo Term Loan and to refinance existing debt of Wabash Foods, LLC in October 1999, and will also be used for general working capital needs. The U.S. Bancorp Line of Credit bears interest at an annual rate of prime plus 1% and matures on October 4, 2002. The U.S. Bancorp Term Loan A bears interest at an annual rate of prime and requires monthly principal payments of approximately $74,000 commencing February 1, 2000, plus interest, until maturity on July 1, 2006. The U.S. Bancorp Term Loan B bears interest at an annual rate of prime plus 2.5% and requires monthly principal payments of approximately $29,000 commencing April 30, 2000, plus interest, until maturity on March 31, 2001. The U.S. Bancorp Credit Agreement is secured by accounts receivable, inventories, equipment and general intangibles. Borrowings under the line of credit are limited to 80% of eligible receivables and 60% of eligible inventories. At December 31, 1999, the Company had a borrowing base of $2,360,000 under the U.S. Bancorp Line of Credit. The U.S. Bancorp Credit Agreement requires the Company to be in compliance with certain financial performance criteria, including a minimum cash flow coverage ratio, a minimum debt service coverage ratio, minimum annual operating results, a minimum tangible capital base and a minimum fixed charge coverage ratio. At December 31, 1999, the Company was in compliance with all of the financial covenants. Management believes that the fulfillment of the Company's plans and objectives will enable the Company to attain a sufficient level of profitability to remain in compliance with these financial covenants. There can be no assurance, however, that the Company will attain any such profitability and remain in compliance. Any acceleration under the U.S. Bancorp Credit Agreement prior to the scheduled maturity of the U.S. Bancorp Line of Credit or the U.S. Bancorp Term Loans could have a material adverse effect upon the Company. The Company also assumed from Wabash Foods a $715,000 non-interest bearing note payable to

                      POORE BROTHERS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


6. LONG-TERM DEBT: (CONTINUED)

U.S. Bancorp which is due in full on June 30, 2000. On October 7, 1999, pursuant to the terms of the U.S. Bancorp Credit Agreement, the Company issued to U.S. Bancorp a warrant (the "U.S. Bancorp Warrant") to purchase 50,000 shares of Common Stock for an exercise price of $1.00 per share. The U.S. Bancorp Warrant is exercisable until October 7, 2004, the date of termination of the U.S. Bancorp Warrant, and provides the holder thereof certain piggyback registration rights.

     On November 4, 1998, the Company signed a new $2.5 million Credit Agreement with Wells Fargo Business Credit, Inc. (hereinafter "Wells Fargo" and formerly Norwest Business Credit, Inc.) which included a $2.0 million working capital line of credit (the "Wells Fargo Line of Credit") and a $0.5 million term loan (the "Wells Fargo Term Loan"). Borrowings under the Wells Fargo Credit Agreement were used to pay off borrowings under the Company's previous $1,000,000 Line of Credit with First Community Financial Corporation, to finance a portion of the consideration paid by the Company in connection with the Tejas acquisition, and for general working capital needs. The Wells Fargo Line of Credit had an annual rate of interest of prime plus 1.5% and matures in November 2001 while the Wells Fargo Term Loan had an annual rate of interest of prime plus 3% and required monthly principal payments of approximately $28,000, plus interest, until maturity on May 1, 2000. The Wells Fargo Line of Credit was secured by receivables, inventories, equipment and general intangibles. Borrowings under the Wells Fargo Line of Credit were based on 85% of eligible receivables and 60% of eligible inventories. As of December 31, 1998, the Company had a borrowing base of approximately $1,374,000 under the Wells Fargo Line of Credit. The Wells Fargo Credit Agreement required the Company to be in compliance with certain financial performance criteria, including minimum debt service coverage ratio, minimum quarterly and annual operating results, and minimum quarterly and annual changes in book net worth. At December 31, 1998, the Company was not in compliance with a maximum quarterly net loss limitation of $50,000 (actual net loss of $146,366) and a minimum debt service coverage ratio requirement of not less than 0.50 to 1 (actual of 0.30 to 1) under the Wells Fargo Credit
Agreement. Wells Fargo granted the Company a waiver for the period ended December 31, 1998 and agreed to modify the financial ratio requirements for future periods. As of December 31, 1998, there was an outstanding balance of $847,013 on the Wells Fargo Line of Credit and $472,222 on the Wells Fargo Term Loan. On November 4, 1998, pursuant to the terms of the Wells Fargo Credit Agreement, the Company issued to Wells Fargo a warrant (the "Wells Fargo Warrant") to purchase 50,000 shares of Common Stock for an exercise price of $0.93375 per share. The Wells Fargo Warrant is exercisable until November 3, 2003, the date of termination of the Wells Fargo Warrant, and provides the holder thereof certain demand and piggyback registration rights. The Company's Line of Credit and Term Loan with Wells Fargo were paid in full on October 7, 1999 in connection with the Wabash Foods, LLC acquisition and related U.S. Bancorp Republic Commercial Finance, Inc. financing.

7. COMMITMENTS AND CONTINGENCIES:

     Rental expense under operating leases was $97,300 and $34,632 for each of the years 1999 and 1998. Minimum future rental commitments under non-cancelable leases as of December 31, 1999 are as follows:

                                           Capital     Operating
     Year                                  Leases        Leases        Total
     ----                                ----------    ----------    ----------
     2000 ............................   $  306,667    $  287,863    $  594,530
     2001 ............................      228,682       260,635       489,317
     2002 ............................      133,242       253,915       387,157
     2003 ............................           --       249,015       249,015
     2004 ............................           --       244,507       244,507
     Thereafter ......................           --     4,080,000     4,080,000
                                         ----------    ----------    ----------
     Total ...........................      668,591    $5,375,935    $6,044,526
                                                       ==========    ==========
     Less amount representing interest      (69,680)
                                         ----------
     Present value ...................   $  598,911
                                         ==========

                      POORE BROTHERS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


8. SHAREHOLDERS' EQUITY:

COMMON STOCK

     In November 1999, Renaissance Capital converted 50% ($859,047) of its 9% Convertible Debenture (see Note 6) holdings into 859,047 shares of Common Stock and agreed unconditionally to convert into Common Stock the remaining $859,047 not later than December 31, 2000. The Company's outstanding 9% Convertible Debentures are convertible into 1,370,067 shares of Common Stock at a conversion price of $1.00 per share, subject to anti-dilution adjustments. Certain additional shares of Common Stock have been issued in connection with financings (see Note 6).

     In October 1999 and November 1998, the Company issued 4,400,000 and 523,077 unregistered shares of Common Stock in connection with the acquisitions of Wabash and Tejas, respectively (see Note 2).

PREFERRED STOCK

     The Company has authorized 50,000 shares of $100 par value Preferred Stock, none of which was outstanding at December 31, 1999 and 1998. The Company may issue such shares of Preferred Stock in the future without shareholder approval.

WARRANTS

     During 1998 and 1999, warrant activity was as follows:

                                                   Warrants     Weighted Average
                                                  Outstanding    Exercise Price
                                                   ---------     --------------
     Balance, December 31, 1997 .............        525,000         $ 2.68
       Granted ..............................        378,298           0.89
                                                   ---------
     Balance, December 31, 1998 .............        903,298           1.93
       Granted ..............................        510,000           1.06
                                                   ---------
     Balance, December 31, 1999 .............      1,413,298         $ 1.62
                                                   =========

     At December 31, 1999, outstanding warrants had exercise prices ranging from $0.88 to $4.38 and a weighted average remaining term of 4.3 years. Warrants that were exercisable at December 31, 1999 totaled 1,265,221 with a weighted average exercise price per share of $1.70.

     In October 1999, the Company issued a warrant to purchase 400,000 unregistered shares of Common Stock at an exercise price of $1.00 per share in connection with the acquisition of Wabash. The warrant has a five-year term and is immediately exercisable (see Note 2).

     As of July 30, 1999, the Company agreed to the assignment of a warrant from Everen Securities, Inc. to Stifel, Nicolaus & Company Incorporated, the Company's acquisitions and financial advisor, representing the right to purchase 296,155 unregistered shares of Common Stock at an exercise price of $.875 per share and expiring in August 2003. The warrant provides the holder thereof certain anti-dilution and piggyback registration rights. The warrant was exercisable as to 50% of the shares when the Company's pro forma annual sales reached $30 million, which it did when the Company completed the Wabash acquisition in October 1999. The fair value of the warrant was included in the cost of the acquisition. The remaining 50% of the warrant is exercisable when the Company's pro forma annual sales reach $100 million.

     Certain other warrants have been issued in connection  with financings (see
Note 6).

                      POORE BROTHERS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


8. SHAREHOLDERS EQUITY: (CONTINUED)

STOCK OPTIONS

     The Company's 1995 Stock Option Plan (the "Plan"), as amended in October 1999, provides for the issuance of options to purchase 2,000,000 shares of Common Stock. The options granted pursuant to the Plan expire over a five-year period and generally vest over three years. In addition to options granted under the Plan, the Company also issued non-qualified options to purchase Common Stock to certain Directors which were exercisable on issuance and expire ten years from date of grant. All options are issued at fair market value and are noncompensatory. Fair market value is determined based on the price of sales of Common Stock occurring at or near the time of the option award. At December 31, 1999, outstanding options have exercise prices ranging from $.59 to $3.50 per share.

     During 1998 and 1999, stock option activity was as follows:

                                     Plan Options               Non-Plan Options
                              ---------------------------  ---------------------------
                                             Weighted                     Weighted
                                Options       Average        Options       Average
                              Outstanding  Exercise Price  Outstanding  Exercise Price
                              -----------  --------------  -----------  --------------
Balance, December 31, 1997     1,067,618       $2.90          820,000       $1.18
  Granted .................      855,400        1.18               --          --
  Canceled ................     (625,334)       3.20               --          --
  Exercised ...............      (75,000)       1.08               --          --
                              ----------                   ----------
Balance, December 31, 1998     1,222,684        1.66          820,000        1.18
  Granted .................      357,500        1.46               --          --
  Canceled ................      (96,534)       2.77               --          --
  Exercised ...............           --          --          100,000        1.25
                              ----------                   ----------
Balance, December 31, 1999     1,483,650       $1.54          720,000       $1.17
                              ==========                   ==========

     At December 31, 1999, outstanding Plan options had exercise prices ranging from $0.59 to $3.50 and a weighted average remaining term of 3.5 years. Plan options that were exercisable at December 31, 1999 totaled 604,034 with a weighted average exercise price per share of $1.76. All Non-Plan options were exercisable at December 31, 1999 and had an average remaining term of 5.6 years.

     In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation", which defines a fair value based method of accounting for employee stock options or similar equity instruments. However, it also allows an entity to continue to account for these plans according to APB No. 25, provided pro forma disclosures of net income (loss) and earnings (loss) per share are made as if the fair value based method of accounting defined by SFAS No. 123 had been applied. The Company has elected to continue to measure compensation expense related to employee (including directors) stock purchase options using APB No. 25.

     Had compensation cost for the Company's stock options been determined based on the fair value at the date of grant for awards in 1995 through 1999 consistent with the provisions of SFAS 123, the Company's net income (loss) and net income (loss) per share would have been changed to the pro forma amounts indicated below:

                                                                       Years Ended December 31,
                                                                       --------------------------
                                                                          1999           1998
                                                                       ----------     -----------
Net income (loss) - as reported ....................................   $   74,240     $  (874,091)
Net loss - pro forma ...............................................     (237,887)     (1,163,000)
Basic net income (loss) per share of common stock - as reported.....         0.01           (0.12)
Basic net loss per share of common stock - pro forma ...............        (0.03)          (0.16)

                      POORE BROTHERS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


8. SHAREHOLDERS EQUITY: (CONTINUED)

STOCK OPTIONS (CONTINUED)

     The fair value of options granted prior to the Company's initial public offering were computed using the minimum value calculation method. For all other options, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: dividend yield of 0%; expected volatility of 90% and 121%; risk-free interest rate of 5.41% and 4.93%; and expected lives of 3 years for 1999 and 1998, respectively. Under this method, the weighted average fair value of the options granted was $1.06 and $.72 per share in 1999 and 1998, respectively.

9. INCOME TAXES:

     The Company accounts for income taxes using a balance sheet approach whereby deferred tax assets and liabilities are determined based on the differences in financial reporting and income tax basis of assets and liabilities. The differences are measured using the income tax rate in effect during the year of measurement.

     There was no current or deferred benefit for income taxes for the years ended December 31, 1999 and 1998. The following table provides a reconciliation between the amount determined by applying the statutory federal income tax rate to the pretax loss and benefit for income taxes:

                                                    Years Ended December 31,
                                                    ----------------------
                                                      1999         1998
                                                    ---------    ---------
     Provision / (benefit) at statutory rate ....   $  25,242    $(297,191)
     State income tax, net ......................       3,712      (47,809)
     Nondeductible expenses .....................      15,600        5,250
     Net operating loss utilized and benefited ..     (44,554)           0
     Net operating loss not recognized ..........           0      339,750
                                                    ---------    ---------
                                                    $       0    $       0
                                                    =========    =========

     The income tax effects of loss carryforwards and temporary differences between financial and income tax reporting that give rise to the deferred income tax assets and liabilities are as follows:

                                                   Years Ended December 31,
                                                  --------------------------
                                                     1999           1998
                                                  -----------    -----------
     Net operating loss carryforward ..........   $ 2,083,000    $ 2,215,000
     Bad debt expense .........................        80,000         10,000
     Accrued liabilities ......................        17,000         30,000
     Other ....................................        26,000              0
                                                  -----------    -----------
                                                    2,206,000      2,255,000
     Deferred tax asset valuation allowance....    (2,206,000)    (2,255,000)
                                                  -----------    -----------
          Net deferred tax assets .............   $         0    $         0
                                                  ===========    ===========

     In assessing the realizability of its deferred tax assets, the Company considers whether it is more likely than not some or all of such assets will be realized. As a result of historical operating losses, the Company has fully reserved its net deferred tax assets as of December 31, 1999 and December 31, 1998.

     At December 31, 1999, the Company had a net operating loss carryforward ("NOLC") for federal income tax purposes of approximately $5.3 million. The Company's ability to utilize its NOLC to offset future taxable income may be limited under the Internal Revenue Code Section 382 change in ownership rules. The Company's NOLC will begin to expire in varying amounts between 2010 and 2018.

                      POORE BROTHERS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


10. BUSINESS SEGMENTS AND SIGNIFICANT CUSTOMERS:

     For the year ended December 31, 1999 and 1998, one Arizona grocery chain customer of the Company accounted for $3,284,000, or 14% and $2,067,000 or 16%, respectively, of the Company's consolidated net revenues.

     The Company's operations consist of two segments: manufactured products and distributed products. The manufactured products segment produces potato chips, potato crisps, pretzels and tortilla chips for sale primarily to snack food distributors. The distributed products segment sells snack food products manufactured by other companies to the Company's Arizona snack food distributors and also merchandises in Texas for a fee, but does not purchase and resell, snack food products for manufacturers. The Company's reportable segments offer different products and services. All of the Company's revenues are attributable to external customers in the United States and all of its assets are located in the United States. The Company does not allocate assets based on its reportable segments.

     The accounting policies of the segments are the same as those described in the Summary of Significant Accounting Policies (Note 1). The Company does not allocate selling, general and administrative expenses, income taxes or unusual items to segments and has no significant non-cash items other than depreciation and amortization.

                                        Manufactured  Distributed
                                          Products     Products     Consolidated
                                        -----------   -----------   -----------
1999
Revenues from external customers        $18,535,760   $ 4,739,783   $23,275,543
Depreciation and amortization included
  in segment gross profit                   712,216            --       712,216
Segment gross profit                      5,315,253       391,865     5,707,118

1998
Revenues from external customers        $10,285,805   $ 2,882,188   $13,167,993
Depreciation and amortization included
  in segment gross profit                   577,413            --       577,413
Segment gross profit                      2,975,108       268,995     3,244,103

     The following table reconciles reportable segment gross profit to the Company's consolidated income (loss) before extraordinary loss and cumulative effect of a change in accounting principle:

                                                         1999          1998
                                                      -----------   -----------
Segment gross profit                                  $ 5,707,118   $ 3,244,103
Unallocated amounts:
  Selling, general and administrative expenses          4,763,896     3,603,156
  Interest expense, net                                   749,750       515,038
                                                      -----------   -----------
Income (loss) before extraordinary loss and
  cumulative effect of a change in accounting
  principle                                           $   193,472   $  (874,091)
                                                      ===========   ===========

                      POORE BROTHERS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


11. LITIGATION:

     In June 1996, a lawsuit was commenced in an Arizona state court against two directors of the Company, Mark S. Howells and Jeffrey J. Puglisi, and PB Southeast which alleged, among other things, that James Gossett had an oral agreement with Mr. Howells to receive a 49% ownership interest in PB Southeast, that Messrs. Howells and Puglisi breached fiduciary duties and other obligations to Mr. Gossett and that he was entitled to exchange such alleged stock interest for shares in the Company. Messrs. Howells and Puglisi and PB Southeast filed a counterclaim against Mr. Gossett alleging various acts of nonperformance and breaches of fiduciary duty on the part of Mr. Gossett. In November 1998, the lawsuits were settled and all claims dismissed with prejudice. The Company's only expense in the settlement was its own legal fees.

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

     The Company is periodically a party to various lawsuits arising in the ordinary course of business. Management believes, based on discussions with legal counsel, that the resolution of any such lawsuits will not have a material effect on the financial statements taken as a whole.

12. RELATED PARTY TRANSACTIONS:

     The land and building (140,000 square feet) occupied by the Company in Bluffton, Indiana is leased pursuant to a twenty year lease dated May 1, 1998 with American Pacific Financial Corporation, an affiliate of Pate Foods Corporation from whom the Company purchased Wabash in October 1999. The lease extends through April 2018 and contains two additional five-year lease renewal periods at the option of the Company. Lease payments are approximately $20,000 per month, plus CPI adjustments, and the Company is responsible for all real estate taxes, utilities and insurance.

                                  EXHIBIT INDEX

4.9 -- Form of Revolving Note, Term Note A and Term Note B issued by the Company to U.S. Bancorp Republic Commercial Finance, Inc. on October 7, 1999.

4.10 -- Warrant to purchase 50,000 shares of Common Stock, issued by the Company to U.S. Bancorp Republic Commercial Finance, Inc. on October 7, 1999.

10.48 --  Poore Brothers, Inc. 1995 Stock Option Plan, as amended.

10.49 -- Credit Agreement, dated as of October 3, 1999, by and between the Company and U.S. Bancorp Republic Commercial Finance, Inc.

10.50 -- Security Agreement, dated as of October 3, 1999, by and between the Company and U.S. Bancorp Republic Commercial Finance, Inc.

10.51 -- Commercial Lease, dated May 1, 1998, by and between Wabash Foods, LLC and American Pacific Financial Corporation.

21.1  --  List of subsidiaries of Poore Brothers, Inc.

27.1  --  Financial Data Schedule for 1999