Form 10QSB
period 2000-03-31
POORE BROTHERS INC
filed 2000-05-02
CIK 944508

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the quarterly period ended March 31, 2000

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


                                 (623) 932-6200
                                 --------------
                           (Issuer's telephone number)


Check  whether the  Registrant:  (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

As of March 31, 2000, the number of issued and outstanding shares of common stock of the Registrant was 13,382,132.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         Consolidated balance sheets as of March 31, 2000
           and December 31, 1999.............................................  3

         Consolidated statements of operations for the three months ended March 31, 2000 and 1999.....................................  4

         Consolidated statements of cash flows for the three months ended March 31, 2000 and 1999.....................................  5

         Notes to consolidated financial statements..........................  6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
         AND FINANCIAL CONDITION............................................. 10

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS................................................... 12
ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS........................... 12
ITEM 3.  DEFAULTS UPON SENIOR SECURITIES..................................... 12
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................. 12
ITEM 5.  OTHER INFORMATION................................................... 12
ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.................................... 12

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                      POORE BROTHERS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                  MARCH 31,       DECEMBER 31,
                                                                    2000             1999
                                                                ------------      ------------
                                    ASSETS                      (unaudited)
Current assets:
  Cash ......................................................   $    153,539      $    104,364
  Accounts receivable, net of allowance of
    $194,000 in 2000 and $206,000 in 1999 ...................      3,889,954         3,265,041
  Inventories ...............................................      1,383,666         1,221,412
  Other current assets ......................................        319,428           325,146
                                                                ------------      ------------
      Total current assets ..................................      5,746,587         4,915,963

Property and equipment, net .................................     13,504,918        13,678,133
Intangible assets, net ......................................      7,082,353         7,198,283
Other assets ................................................        252,913           281,601
                                                                ------------      ------------

      Total assets ..........................................   $ 26,586,771      $ 26,073,980
                                                                ============      ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable ..........................................   $  1,556,388      $  1,328,720
  Accrued liabilities .......................................      1,043,808           690,931
  Current portion of long-term debt .........................      2,234,183         2,116,226
                                                                ------------      ------------
      Total current liabilities .............................      4,834,379         4,135,877

Long-term debt, less current portion ........................     10,052,308        10,680,840
                                                                ------------      ------------
      Total liabilities .....................................     14,886,687        14,816,717
                                                                ------------      ------------
Commitments and contingencies

Shareholders' equity:
  Preferred stock, $100 par value; 50,000 shares
   authorized; no shares issued or outstanding in
   2000 and 1999 ............................................             --                --
  Common stock, $.01 par value; 50,000,000 shares
   authorized; 13,382,132 and 13,222,044 shares issued
   and outstanding in 2000 and 1999, respectively ...........        133,821           132,220
  Additional paid-in capital ................................     17,570,464        17,386,827
  Accumulated deficit .......................................     (6,004,201)       (6,261,784)
                                                                ------------      ------------
      Total shareholders' equity ............................     11,700,084        11,257,263
                                                                ------------      ------------
      Total liabilities and shareholders' equity ............   $ 26,586,771      $ 26,073,980
                                                                ============      ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      POORE BROTHERS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                           THREE MONTHS ENDED MARCH 31,
                                                                          ------------------------------
                                                                              2000             1999
                                                                          ------------      ------------
                                                                          (unaudited)       (unaudited)
Net revenues ..........................................................   $  9,707,837      $  3,690,858

Cost of revenues ......................................................      7,287,932         2,928,941
                                                                          ------------      ------------
      Gross profit ....................................................      2,419,905           761,917

Selling, general and administrative expenses ..........................      1,875,019           879,031
                                                                          ------------      ------------
      Operating income (loss) .........................................        544,886          (117,114)

Interest income .......................................................          1,015             5,806
Interest expense ......................................................       (281,817)         (159,304)
                                                                          ------------      ------------
      Income (loss) before income tax provision .......................        264,084          (270,612)

Income tax provision ..................................................         (6,500)               --
                                                                          ------------      ------------
      Income (loss) before cumulative effect of a change in
       accounting principle ...........................................        257,584          (270,612)

Cumulative effect of a change in accounting principle .................             --           (71,631)
                                                                          ------------      ------------
      Net income (loss) ...............................................   $    257,584      $   (342,243)
                                                                          ============      ============
Earnings (loss) per common share:
 Basic-
  Income (loss) before cumulative effect of a change in
   accounting principle ...............................................   $       0.02      $      (0.03)
  Cumulative effect of a change in accounting principle ...............             --             (0.01)
                                                                          ------------      ------------
      Net income (loss) ...............................................   $       0.02      $      (0.04)
                                                                          ============      ============
 Diluted-
  Income (loss) before cumulative effect of a change in
   accounting principle ...............................................   $       0.02      $      (0.03)
  Cumulative effect of a change in accounting principle ...............             --             (0.01)
                                                                          ------------      ------------
  Net income (loss) ...................................................   $       0.02      $      (0.04)
                                                                          ============      ============
Weighted average number of common shares:
  Basic ...............................................................     13,260,506         7,832,997
                                                                          ============      ============
  Diluted .............................................................     13,902,146         7,832,997
                                                                          ============      ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      POORE BROTHERS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      THREE MONTHS ENDED MARCH 31,
                                                                      ----------------------------
                                                                        2000               1999
                                                                      ---------          ---------
                                                                     (unaudited)        (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss) ...............................................   $ 257,584          $(342,243)
 Adjustments to reconcile net income (loss) to net cash
 (used in) provided by operating activities:
   Cumulative effect of a change in accounting principle .........          --             71,631
   Depreciation ..................................................     285,136            147,737
   Amortization ..................................................     127,410             72,132
   Valuation reserves ............................................      39,988             21,000
   Other non-cash charges ........................................      61,700             72,357
 Change in operating assets and liabilities:
   Accounts receivable ...........................................    (655,433)           120,828
   Inventories ...................................................    (171,721)            29,116
   Other assets ..................................................     (38,773)           (24,820)
   Accounts payable and accrued liabilities ......................     630,543           (223,357)
                                                                     ---------          ---------
      Net cash (used in) provided by operating activities.........     536,434            (55,619)
                                                                     ---------          ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of equipment ...........................................    (111,921)           (72,437)
                                                                     ---------          ---------
      Net cash used in investing activities ......................    (111,921)           (72,437)
                                                                     ---------          ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of common stock ..........................     135,238                 --
 Payments made on long-term debt .................................    (222,163)          (154,646)
 Net increase (decrease) in working capital line of credit........    (288,413)           167,250
                                                                     ---------          ---------
      Net cash (used in) provided by financing activities.........    (375,338)            12,604
                                                                     ---------          ---------
Net increase (decrease) in cash ..................................      49,175           (115,452)
Cash at beginning of period ......................................     104,364            270,295
                                                                     ---------          ---------
Cash at end of period ............................................   $ 153,539          $ 154,843
                                                                     =========          =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
 Cash paid during the three months for interest ..................   $ 252,931          $ 112,780
 Common stock issued for sales commissions .......................      50,000                 --

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      POORE BROTHERS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     GENERAL

     Poore Brothers, Inc. (the "Company"), a Delaware corporation, was organized in February 1995 as a holding company and on May 31, 1995 acquired substantially all of the equity of Poore Brothers Southeast, Inc. ("PB Southeast") in an exchange transaction. The exchange transaction with PB Southeast was accounted for similar to a pooling-of interests since both entities had common ownership and control immediately prior to the transaction. During 1997, the Company sold its Houston, Texas distribution business and closed its PB Southeast manufacturing operation. In November 1998, the Company acquired the business and certain assets (including the Bob's Texas Style(R) potato chip brand) of Tejas Snacks, L.P. ("Tejas"), a Texas-based potato chip manufacturer. In October 1999, the Company acquired Wabash Foods, LLC ("Wabash") including the Tato Skins(R), O'Boisies(R), and Pizzarias(R) trademarks, and assumed all of Wabash Foods' liabilities.

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

     BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of Poore Brothers, Inc. and all of its wholly owned subsidiaries. All significant intercompany amounts and transactions have been eliminated. The financial statements have been prepared in accordance with the instructions for Form 10-QSB and, therefore, do not include all the information and footnotes required by generally accepted accounting principles. In the opinion of management, the consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary in order to make the consolidated financial statements not misleading. A description of the Company's accounting policies and other financial information is included in the audited financial statements filed with the Form 10-KSB for the fiscal year ended December 31, 1999. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results expected for the full year.

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

                      POORE BROTHERS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)

     EARNINGS (LOSS) PER SHARE

     Basic earnings per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Exercises of outstanding stock options or warrants and conversion of convertible debentures are assumed to occur for purposes of calculating diluted earnings per share for periods in which their effect would not be anti-dilutive.

                                                    THREE MONTHS ENDED MARCH 31,
                                                    ---------------------------
                                                       2000            1999
                                                    -----------     -----------
BASIC EPS:
 Income (loss) before cumulative effect of a
  change in accounting principle                    $   257,584     $  (270,612)
                                                    ===========     ===========

 Weighted average number of common shares            13,260,506       7,832,997
                                                    ===========     ===========

 Earnings (loss) per common share                   $      0.02     $     (0.03)
                                                    ===========     ===========
DILUTED EPS:
 Income (loss) before cumulative effect of a
  change in accounting principle                    $   257,584     $  (270,612)
                                                    ===========     ===========

 Weighted average number of common shares            13,260,506       7,832,997
 Incremental shares from assumed conversions-
   Warrants                                             287,392              --
   Stock options                                        354,248              --
                                                    -----------     -----------
 Adjusted weighted average number of common shares   13,902,146       7,832,997
                                                    ===========     ===========

 Earnings (loss) per common share                   $      0.02     $     (0.03)
                                                    ===========     ===========

2. LONG-TERM DEBT

     At March 31, 2000, the Company had outstanding 9% Convertible Debentures due July 1, 2002 in the principal amount of $1,370,067 ($511,020 held by Wells Fargo and $859,047 held by Renaissance Capital). The 9% Convertible Debentures are secured by land, buildings, equipment and intangibles. Interest on the 9% Convertible Debentures is paid by the Company on a monthly basis. Monthly principal payments of approximately $5,000 are required to be made by the Company on the Wells Fargo 9% Convertible Debenture beginning in July 2000 through June 2002. In November 1999, Renaissance Capital converted 50% ($859,047) of its Debentures holdings into 859,047 shares of Common Stock and agreed unconditionally to convert into Common Stock the remaining $859,047 not later than December 31, 2000. For the period November 1, 1999 through December 31, 2000, Renaissance Capital agreed to waive all mandatory principal redemption payments and to accept 30,000 unregistered shares of the Company's Common Stock and a warrant to purchase 60,000 shares of common stock at $1.50 per share in lieu of cash interest payments. For the period November 1, 1998 through October 31, 1999, Renaissance Capital agreed to waive all mandatory principal redemption payments and to accept 183,263 unregistered shares of the Company's Common Stock in lieu of cash interest payments.

                      POORE BROTHERS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2. LONG-TERM DEBT (CONTINUED)

     The Convertible Debenture Loan Agreement contains covenants requiring the maintenance of certain financial performance criteria, including an interest coverage ratio, minimum working capital of $500,000, a current ratio of 1.1:1 and minimum shareholders' equity. At March 31, 2000, the Company was in compliance with all of the financial ratio requirements. In the event of default, the holders of the 9% Convertible Debentures have the right, upon written notice and after a thirty-day period during which such default may be cured, to demand immediate payment of the then unpaid principal and accrued but unpaid interest under the 9% Convertible Debentures. Management believes that the achievement of the Company's plans and objectives will enable the Company to attain a sufficient level of profitability to remain in compliance with the financial ratios. There can be no assurance, however, that the Company will attain any such profitability and remain in compliance with the financial ratios. Any acceleration under the 9% Convertible Debentures prior to their maturity on July 1, 2002 could have a material adverse effect upon the Company.

     On October 7, 1999, the Company signed a new $9.15 million Credit Agreement with U.S. Bancorp (the "U.S. Bancorp Credit Agreement") consisting of a $3.0 million working capital line of credit (the "U.S. Bancorp Line of Credit"), a $5.8 million term loan (the "U.S. Bancorp Term Loan A") and a $350,000 term loan (the "U.S. Bancorp Term Loan B"). Borrowings under the U.S. Bancorp Credit
Agreement were used to pay off the previously existing Wells Fargo Line of Credit and Wells Fargo Term Loan and to refinance existing debt of Wabash Foods, LLC in October 1999, and will also be used for general working capital needs. The U.S. Bancorp Line of Credit bears interest at an annual rate of prime plus 1% and matures on October 4, 2002. The U.S. Bancorp Term Loan A bears interest at an annual rate of prime and requires monthly principal payments of approximately $74,000 commencing February 1, 2000, plus interest, until maturity on July 1, 2006. The U.S. Bancorp Term Loan B bears interest at an annual rate of prime plus 2.5% and requires monthly principal payments of approximately $29,000 commencing April 30, 2000, plus interest, until maturity on March 31, 2001. The U.S. Bancorp Credit Agreement is secured by accounts receivable, inventories, equipment and general intangibles. Borrowings under the line of credit are limited to 80% of eligible receivables and 60% of eligible inventories. At March 31, 2000, the Company had a borrowing base of $2,947,000 and outstanding borrowings of $1,734,000 under the U.S. Bancorp Line of Credit. The U.S. Bancorp Credit Agreement requires the Company to be in compliance with certain financial performance criteria, including a minimum cash flow coverage ratio, a minimum debt service coverage ratio, minimum annual operating results, a minimum tangible capital base and a minimum fixed charge coverage ratio. At March 31, 2000, the Company was in compliance with all of the financial covenants. Management believes that the fulfillment of the Company's plans and objectives will enable the Company to attain a sufficient level of profitability to remain in compliance with these financial covenants. There can be no assurance, however, that the Company will attain any such profitability and remain in compliance. Any acceleration under the U.S. Bancorp Credit Agreement prior to the scheduled maturity of the U.S. Bancorp Line of Credit or the U.S. Bancorp Term Loans could have a material adverse effect upon the Company. The Company also assumed from Wabash Foods a $715,000 non-interest bearing note payable to U.S. Bancorp which is due in full on June 30, 2000. On October 7, 1999, pursuant to the terms of the U.S. Bancorp Credit Agreement, the Company issued to U.S. Bancorp a warrant (the "U.S. Bancorp Warrant") to purchase 50,000 shares of Common Stock for an exercise price of $1.00 per share. The U.S. Bancorp Warrant is exercisable until October 7, 2004, the date of termination of the U.S. Bancorp Warrant, and provides the holder thereof certain piggyback registration rights.

3. LITIGATION

     The Company is occasionally a party to various lawsuits arising in the ordinary course of business. Management believes, based on discussions with legal counsel, that the resolution of any such lawsuits will not have a material effect on the financial statements taken as a whole.

                      POORE BROTHERS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

       The accounting policies of the segments are the same as those described in the Summary of Accounting Policies included in Note 1 to the audited financial statements filed with the Form 10-KSB for the fiscal year ended December 31, 1999. The Company does not allocate selling, general and administrative expenses, income taxes or extraordinary items to segments and has no significant non-cash items other than depreciation and amortization.

                                      MANUFACTURED    DISTRIBUTED
                                       PRODUCTS        PRODUCTS     CONSOLIDATED
                                      ----------      ----------    ------------
2000
 Revenues from external customers     $8,435,030      $1,272,807      $9,707,837
 Depreciation and amortization in
  segment gross profit                   278,254              --         278,254
 Segment gross profit                  2,341,418          78,487       2,419,905

1999
 Revenues from external customers     $2,593,113      $1,097,745      $3,690,858
 Depreciation and amortization in
  segment gross profit                   185,568              --         185,568
 Segment gross profit                    689,246          72,671         761,917


The following table reconciles reportable segment profit to the Company's consolidated income (loss) before income tax provision and cumulative effect of a change in accounting principle.

                                                        2000            1999
                                                     ----------      ----------

Consolidated segment gross profit                    $2,419,905      $  761,917
Unallocated amounts:
  Selling, general and administrative expenses        1,875,019         879,031
  Interest expense, net                                 280,802         153,498
                                                     ----------      ----------
Income (loss) before income tax provision and
 cumulative effect of a change in accounting
 principle                                           $  264,084      $ (270,612)
                                                     ==========      ==========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     RESULTS OF OPERATIONS

     THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1999

     Net revenues for the three months ended March 31, 2000 were $9,708,000, up $6,017,000 or 163%, from $3,691,000 for the three months ended March 31, 1999. Sales of products manufactured by the Company accounted for 87% and 70% of total net revenues in 2000 and 1999, respectively, while revenues from distributed products accounted for 13% and 30% in 2000 and 1999, respectively. Manufactured product segment revenues increased $5,842,000, or 225%, from sales of branded and private label products. The increase included $3,910,000, of products manufactured by Wabash Foods (acquired in October 1999), and $1,932,000 from branded batch-fried and private label products. Revenues from the distributed products segment increased $175,000, or 16%.

     Gross profit for the three months ended March 31, 2000, was $2,420,000, or 25% of net revenues, as compared to $762,000, or 21% of net revenues, for the three months ended March 31, 1999. All of the $1,658,000 increase in gross profit was derived from the manufactured products segment due to the impact of higher sales volume which generated improved operating efficiencies.

     Selling, general and administrative expenses increased to $1,875,000 for the three months ended March 31, 2000 from $879,000 for the same period in 1999. The increase of $996,000, or 113%, compared to the first quarter of 1999 was principally due to increased promotional spending on new and existing products.

     Net interest expense increased to $281,000 for the three months ended March 31, 2000 from $153,000 for the three months ended March 31, 1999. This $128,000 increase was due to indebtedness related to the Wabash Foods acquisition.

     LIQUIDITY AND CAPITAL RESOURCES

     Net working capital was $912,000 (a current ratio of 1.2:1) and $780,000 (a current ratio of 1.2:1) at March 31, 2000 and December 31, 1999, respectively. The $132,000 increase in working capital was primarily attributable to increased receivables due to the increased sales volume. For the three months ended March 31, 2000, the Company generated cash flow of $536,000 from operating activities, principally from cash operating results, invested $112,000 in new equipment and made $222,000 in payments on long term debt.

     At March 31, 2000, the Company had outstanding 9% Convertible Debentures due July 1, 2002 in the principal amount of $1,370,067 ($511,020 held by Wells Fargo and $859,047 held by Renaissance Capital). The 9% Convertible Debentures are secured by land, building, equipment and intangibles. Interest on the 9% Convertible Debentures is paid by the Company on a monthly basis. Monthly principal payments of approximately $5,000 are required to be made by the Company on the Wells Fargo 9% Convertible Debenture beginning in July 2000
through  June  2002.  In  November  1999,   Renaissance  Capital  converted  50%
($859,047) of its 9% Convertible Debenture holdings into 859,047 shares of Common Stock and agreed unconditionally to convert into Common Stock the remaining $859,047 principal not later than December 31, 2000. For the period November 1, 1999 through December 31, 2000, Renaissance Capital agreed to waive all mandatory principal redemption payments and to accept 30,000 unregistered shares of the Company's Common Stock and a warrant to purchase 60,000 shares of common stock at $1.50 per share in lieu of cash interest payments.

     The Convertible Debenture Loan Agreement contains covenants requiring the maintenance of certain financial performance criteria including an interest coverage ratio, minimum working capital of $500,000, a current ratio of 1.1:1 and a minimum shareholders' equity. At March 31, 2000, the Company was in compliance with all of the financial ratio requirements. In the event of default, the holders of the 9% Convertible Debentures have the right, upon written notice and after a thirty-day period during which such default may be cured, to demand immediate payment of the then unpaid principal and accrued but unpaid interest under the 9% Convertible Debentures. Management believes that the achievement of the Company's plans and objectives will enable the Company to attain a sufficient level of profitability to remain in compliance with the financial ratios. There can be no assurance, however, that the Company will attain any such profitability and remain in compliance with the financial ratios. Any acceleration under the 9% Convertible Debentures prior to their maturity on July 1, 2002 could have a material adverse effect upon the Company.

     On October 7, 1999, the Company signed a new $9.15 million Credit Agreement with U.S. Bancorp (the "U.S. Bancorp Credit Agreement") consisting of a $3.0 million working capital line of credit (the "U.S. Bancorp Line of Credit"), a $5.8 million term loan (the "U.S. Bancorp Term Loan A") and a $350,000 term loan (the "U.S. Bancorp Term Loan B"). Borrowings under the U.S. Bancorp Credit Agreement were used to pay off the Wells Fargo Line of Credit and Wells Fargo Term Loan and to refinance existing debt of Wabash Foods, LLC, and will also be used for general working capital needs. The U.S. Bancorp Line of Credit bears interest at an annual rate of prime plus 1% and matures in October 2002. The U.S. Bancorp Term Loan A bears interest at an annual rate of prime and requires monthly principal payments of approximately $74,000 commencing February 1, 2000, plus interest, until maturity on July 1, 2006. The U.S. Bancorp Term Loan B bears interest at an annual rate of prime plus 2.5% and requires monthly principal payments of approximately $29,000 commencing April 30, 2000, plus interest, until maturity on March 31, 2001. The U.S. Bancorp Credit Agreement is secured by accounts receivable, inventories, equipment and general intangibles. Borrowings under the line of credit are limited to 80% of eligible receivables and 60% of eligible inventories. At March 31, 2000, the Company had a borrowing base of $2,947,000 and outstanding borrowings of $1,734,000 under the U.S. Bancorp Line of Credit. The U.S. Bancorp Credit Agreement requires the Company to be in compliance with certain financial performance criteria, including a minimum cash flow coverage ratio, a minimum debt service coverage ratio, minimum annual operating results, a minimum tangible capital base and a minimum fixed charge coverage ratio. At March 31, 2000, the Company was in compliance with all of the financial covenants. Management believes that the fulfillment of the Company's plans and objectives will enable the Company to attain a sufficient level of profitability to remain in compliance with these financial covenants. There can be no assurance, however, that the Company will attain any such profitability and remain in compliance. Any acceleration under the U.S. Bancorp Credit Agreement prior to the scheduled maturity of the U.S. Bancorp Line of Credit or the U.S. Bancorp Term Loans could have a material adverse effect upon the Company. The Company also assumed from Wabash Foods a $715,000 non-interest bearing note payable to U.S. Bancorp which is due in full on June 30, 2000. On October 7, 1999, pursuant to the terms of the U.S. Bancorp Credit Agreement, the Company issued to U.S. Bancorp a warrant (the "U.S. Bancorp Warrant") to purchase 50,000 shares of Common Stock for an exercise price of $1.00 per share. The U.S. Bancorp Warrant is exercisable until October 7, 2004, the date of termination of the U.S. Bancorp Warrant, and provides the holder thereof certain piggyback registration rights.

     In connection with the implementation of the Company's business strategy, the Company may incur additional operating losses in the future and is likely to require future debt or equity financings (particularly in connection with future strategic acquisitions). Expenditures relating to acquisition-related integration costs, market and territory expansion and new product development may adversely affect selling, general and administrative expenses and consequently may adversely affect operating and net income. These types of expenditures are expensed for accounting purposes as incurred, while sales generated from the result of such expansion may benefit future periods. As a result of the 1997 restructuring actions, the November 1998 Tejas acquisition, and the October 1999 Wabash Foods acquisition, management believes that the Company will generate positive cash flow from operations during the next twelve months which, along with its existing working capital and borrowing facilities, should enable the Company to meet its operating cash requirements. The belief is based on current operating plans and certain assumptions, including those relating to the Company's future revenue levels and expenditures, industry and general economic conditions and other conditions. If any of these factors change, the Company may require future debt or equity financings to meet its business requirements. There can be no assurance that any required financings will be available or, if available, on terms attractive to the Company.

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

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     The Company is occasionally a party to various lawsuits arising in the ordinary course of business. Management believes, based on discussions with legal counsel, that the resolution of any such lawsuits will not have a material effect on the financial statements taken as a whole.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES ..

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          EXHIBIT
          NUMBER                   DESCRIPTION
          ------                   -----------
           27.1               Financial Data Schedule *

      *  Filed herewith.


     (b) Current Reports on Form 8-K:

         None.

                                   SIGNATURES


     In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 POORE BROTHERS, INC.



Dated: May 2, 2000              By: /s/  Eric J. Kufel
                                    --------------------------------------------
                                    Eric J. Kufel
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)


Dated: May 2, 2000               By: /s/  Thomas W. Freeze
                                    --------------------------------------------
                                    Thomas W. Freeze
                                    Vice President, Chief Financial Officer,
                                    Treasurer and Secretary
                                    (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX



    EXHIBIT
    NUMBER           DESCRIPTION
    ------           -----------

    27.1         Financial Data Schedule