Form 10QSB
period 2000-06-30
POORE BROTHERS INC
filed 2000-08-11
CIK 944508

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] Quarterly Report under Section 13 or 15(d) of the Securities
     Exchange Act of 1934

     For the quarterly period ended June 30, 2000

                                       OR

[ ] Transition Report under Section 13 or 15(d) of the Securities
    Exchange Act of 1934

    For the transition period from ______________ to _______________


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

As of June 30, 2000, the number of issued and outstanding shares of common stock of the Registrant was 14,098,552.

Transitional Small Business Disclosure Format (check one): Yes [ ]  No [X]

                                TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

        Consolidated balance sheets as of June 30, 2000 and
          December 31, 1999 ................................................  3
        Consolidated statements of operations for the three and
          six months ended June 30, 2000 and 1999 ..........................  4
        Consolidated statements of cash flows for the six months
          ended June 30, 2000 and 1999 .....................................  5
        Notes to consolidated financial statements .........................  6

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
        AND FINANCIAL CONDITION ............................................ 11

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS................................................... 14

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS .......................... 14

ITEM 3. DEFAULTS UPON SENIOR SECURITIES..................................... 14

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................. 14

ITEM 5. OTHER INFORMATION................................................... 14

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.................................... 15

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                      POORE BROTHERS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                   JUNE 30,        DECEMBER 31,
                                                                     2000              1999
                                                                 ------------      ------------
                                                                 (unaudited)
ASSETS
Current assets:
  Cash .......................................................   $    155,134      $    104,364
  Accounts receivable, net of allowance of
    $255,000 and $206,000 in 2000 and 1999 ...................      3,972,483         3,265,041
  Inventories ................................................      1,418,386         1,221,412
  Other current assets .......................................        619,261           325,146
                                                                 ------------      ------------
       Total current assets ..................................      6,165,264         4,915,963

Property and equipment, net ..................................     12,392,126        13,678,133
Intangible assets, net .......................................     10,346,639         7,198,283
Other assets .................................................        235,698           281,601
                                                                 ------------      ------------

Total assets .................................................   $ 29,139,727      $ 26,073,980
                                                                 ============      ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable ...........................................   $  1,737,087      $  1,328,720
  Accrued liabilities ........................................      1,223,777           690,931
  Current portion of long-term debt...........................      2,137,111         2,116,226
                                                                 ------------      ------------
       Total current liabilities .............................      5,097,975         4,135,877

Long-term debt, less current portion .........................     10,820,665        10,680,840
                                                                 ------------      ------------
       Total liabilities .....................................     15,918,640        14,816,717
                                                                 ------------      ------------

Commitments and Contingencies

Shareholders' equity:
  Preferred stock, $100 par value; 50,000 shares
   authorized; no shares issued or outstanding in 2000
   and 1999...................................................             --                --
  Common stock, $.01 par value; 50,000,000 shares
   authorized; 14,098,552 and 13,222,044 shares issued
   and outstanding in 2000 and 1999 ..........................        140,985           132,220
  Additional paid-in capital .................................     18,781,578        17,386,827
  Accumulated deficit ........................................     (5,701,476)       (6,261,784)
                                                                 ------------      ------------
       Total shareholders' equity ............................     13,221,087        11,257,263
                                                                 ------------      ------------

 Total liabilities and shareholders' equity ..................   $ 29,139,727      $ 26,073,980
                                                                 ============      ============

             The accompanying notes are an integral part of these
                       consolidated financial statements.

                      POORE BROTHERS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                      THREE MONTHS ENDED JUNE 30,       SIX MONTHS ENDED JUNE 30,
                                                    -------------------------------   -----------------------------
                                                        2000              1999           2000              1999
                                                    ------------      ------------    ------------      -----------
                                                    (unaudited)        (unaudited)   (unaudited)     (unaudited)
Net revenues .....................................  $ 10,539,835      $  5,229,562    $ 20,247,671      $ 8,920,420

Cost of revenues .................................     7,805,196         3,735,123      15,093,127        6,664,064
                                                    ------------      ------------    ------------      -----------

      Gross profit ...............................     2,734,639         1,494,439       5,154,544        2,256,356
Selling, general and administrative expenses .....     2,148,476         1,133,093       4,023,495        2,012,124
                                                    ------------      ------------    ------------      -----------

      Operating income ...........................       586,163           361,346       1,131,049          244,232

Interest income ..................................            --             7,174           1,015           12,980
Interest expense .................................      (272,939)         (163,131)       (554,756)        (322,435)
                                                    ------------      ------------    ------------      -----------
      Income (loss) before income tax provision...       313,224           205,389         577,308          (65,223)
Income tax provision .............................       (10,500)               --         (17,000)              --
                                                    ------------      ------------    ------------      -----------
      Income (loss) before cumulative effect of
       a change in accounting principle ..........       302,724           205,389         560,308          (65,223)
Cumulative effect of a change in accounting
  principle ......................................            --                --              --          (71,631)
                                                    ------------      ------------    ------------      -----------
      Net income (loss) ..........................  $    302,724      $    205,389    $    560,308      $  (136,854)
                                                    ============      ============    ============      ===========

Earnings (loss) per common share:
 Basic-
  Income (loss) before cumulative effect of
   a change in accounting principle ..............  $       0.02      $       0.03    $       0.04      $     (0.01)
  Cumulative effect of a change in accounting
   principle .....................................            --                --              --            (0.01)
                                                    ------------      ------------    ------------      -----------
      Net income (loss) ..........................  $       0.02      $       0.03    $       0.04      $     (0.02)
                                                    ============      ============    ============      ===========
 Diluted-
  Income (loss) before cumulative effect of a
   change in accounting principle ................  $       0.02      $       0.03    $       0.04      $     (0.01)
  Cumulative effect of a change in accounting
   principle .....................................            --                --              --            (0.01)
                                                    ------------      ------------    ------------      -----------
      Net income (loss) ..........................  $       0.02      $       0.03    $       0.04      $     (0.02)
                                                    ============      ============    ============      ===========

Weighted average number of common shares:
 Basic ...........................................    13,555,332         7,832,997      13,407,919        7,832,997
                                                    ============      ============    ============      ===========

 Diluted .........................................    14,497,498        10,143,829      14,208,083        7,832,997
                                                    ============      ============    ============      ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      POORE BROTHERS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   SIX MONTHS ENDED JUNE 30,
                                                                  ---------------------------
                                                                     2000             1999
                                                                  -----------       ---------
                                                                  (unaudited)      (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss) ...........................................   $   560,308       $  (136,854)
 Adjustments to reconcile net income (loss) to
  net cash provided by operating activities:
  Cumulative effect of a change in accounting principle ......            --            71,631
  Depreciation ...............................................       530,964           298,878
  Amortization ...............................................       289,311           142,352
  Valuation reserves .........................................        50,302            57,000
  Other non-cash charges .....................................       123,085           131,963
 Change in operating assets and liabilities:
  Accounts receivable ........................................      (685,171)         (600,955)
  Inventories ................................................      (130,124)          (57,941)
  Other assets and liabilities ...............................      (348,655)         (221,283)
  Accounts payable and accrued liabilities ...................       834,944           811,735
                                                                 -----------       -----------
       Net cash provided by operating activities .............     1,224,964           496,526
                                                                 -----------       -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of property and equipment ..........................      (163,259)         (117,586)
 Acquisition and related expenses ............................      (344,884)               --
                                                                 -----------       -----------
       Net cash used in investing activities .................      (508,143)         (117,586)
                                                                 -----------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of common stock ......................       135,238                --
 Payments made on long-term debt .............................      (809,718)         (305,891)
 Stock and debt issuance costs ...............................        (2,000)               --
 Net increase (decrease) in working capital line of credit....        10,429           301,982
                                                                 -----------       -----------
       Net cash used in financing activities .................      (666,051)           (3,909)
                                                                 -----------       -----------
Net increase in cash .........................................        50,770           375,031
Cash at beginning of period ..................................       104,364           270,295
                                                                 -----------       -----------
Cash at end of period ........................................   $   155,134       $   645,326
                                                                 ===========       ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
 Cash paid during the six months for interest ................   $   498,722       $   222,026
 Summary of non-cash investing and financing activities:
   Common stock issued for sales commissions .................        50,000                --
   Common stock issued for acquisition .......................     1,220,278                --
   Note payable issued for acquisition .......................       830,000                --

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      POORE BROTHERS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     GENERAL

     Poore Brothers, Inc. (the "Company"), a Delaware corporation, was organized in February 1995 as a holding company and on May 31, 1995 acquired substantially all of the equity of Poore Brothers Southeast, Inc. ("PB Southeast") in an exchange transaction. The exchange transaction with PB Southeast was accounted for similar to a pooling-of-interests since both entities had common ownership and control immediately prior to the transaction. During 1997, the Company sold its Houston, Texas distribution business and closed its PB Southeast manufacturing operation. In November 1998, the Company acquired the business and certain assets (including the Bob's Texas Style(R) potato chip brand) of Tejas Snacks, L.P. ("Tejas"), a Texas-based potato chip manufacturer. In October 1999, the Company acquired Wabash Foods, LLC ("Wabash") including the Tato Skins(R), O'Boisies(R), and Pizzarias(R) trademarks, and assumed all of Wabash Foods' liabilities. In June 2000, the Company acquired Boulder Natural Foods, Inc. ("Boulder") and the Boulder Potato Company (TM) brand of totally natural potato chips.

     The Company is engaged in the production, marketing and distribution of premium salty snack food products that are sold through grocery retail chains in the southwestern United States and through vend distributors across the United States. The Company manufactures and sells its own brands of salty snack food products, including Poore Brothers(R) and Bob's Texas Style(R) brand batch-fried potato chips, Boulder Chips(TM) brand totally natural potato chips, Tato Skins(R) brand potato snacks, Pizzarias(R) brand pizza chips, and O'Boisies(R) brand potato crisps, manufactures private label potato chips for grocery store chains, and distributes and merchandises snack food products that are manufactured by others.

     BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of Poore Brothers, Inc. and all of its wholly owned subsidiaries. All significant intercompany amounts and transactions have been eliminated. The financial statements have been prepared in accordance with the instructions for Form 10-QSB and, therefore, do not include all the information and footnotes required by accounting principles generally accepted in the United States. In the opinion of management, the consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary in order to make the consolidated financial statements not misleading. A description of the Company's accounting policies and other financial information is included in the audited financial statements filed with the Form 10-KSB for the fiscal year ended December 31, 1999. The results of operations for the six months ended June 30, 2000 are not necessarily indicative of the results expected for the full year.

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

                      POORE BROTHERS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                     THREE MONTHS ENDED JUNE 30,    SIX MONTHS ENDED JUNE 30,
                                                     ---------------------------    -------------------------
                                                          2000         1999            2000          1999
                                                      -----------   -----------     -----------   -----------
BASIC EARNINGS PER SHARE:
 Income (loss) before cumulative effect
  of a change in accounting principle .............   $   302,724   $   205,389     $   560,308   $   (65,223)
                                                      ===========   ===========     ===========   ===========
 Weighted average number of common shares .........    13,555,332     7,832,997      13,407,919     7,832,997
                                                      ===========   ===========     ===========   ===========

 Earnings (loss) per common share .................   $      0.02   $      0.03     $      0.04   $     (0.01)
                                                      ===========   ===========     ===========   ===========
DILUTED EARNINGS PER SHARE:
 Income (loss) before cumulative effect of
  a change in accounting principle ................   $   302,724   $   205,389     $   560,308   $   (65,223)
 Impact on income of assumed conversions-
   9% convertible debenture interest ..............            --        50,018              --            --
                                                      -----------   -----------     -----------   -----------
 Income(loss)available to common
   shareholders ...................................   $   302,724   $   255,407     $   560,308   $   (65,223)
                                                      ===========   ===========     ===========   ===========
 Weighted average number of common shares .........    13,555,332     7,832,997      13,407,919     7,832,997
 Incremental shares from assumed conversions-
   9% convertible debentures ......................            --     2,229,114              --            --
   Warrants .......................................       363,923        64,786         327,761            --
   Stock options ..................................       578,243        16,932         472,403            --
                                                      -----------   -----------     -----------   -----------
 Adjusted weighted average number of
  common shares ...................................    14,497,498    10,143,829      14,208,083     7,832,997
                                                      ===========   ===========     ===========   ===========

 Earnings (loss) per common share .................   $      0.02   $      0.03     $      0.04   $     (0.01)
                                                      ===========   ===========     ===========   ===========

2. LONG-TERM DEBT

     At June 30, 2000, the Company had outstanding 9% Convertible Debentures due July 1, 2002 (the "9% Convertible Debentures") in the principal amount of
$1,370,067  ($511,020  held by Wells  Fargo  and  $859,047  held by  Renaissance
Capital). The 9% Convertible Debentures are secured by land, buildings, equipment and intangibles. Interest on the 9% Convertible Debentures is paid by the Company on a monthly basis. Monthly principal payments of approximately $5,000 are required to be made by the Company on the Wells Fargo 9% Convertible Debenture beginning in July 2000 through June 2002. In November 1999, Renaissance Capital converted 50% ($859,047) of its Debentures holdings into 859,047 shares of common stock and agreed unconditionally to convert into common stock the remaining $859,047 not later than December 31, 2000. For the period November 1, 1999 through December 31, 2000, Renaissance Capital agreed to waive all mandatory principal redemption payments and to accept 30,000 unregistered shares of the Company's Common Stock and a warrant to purchase 60,000 shares of common stock at $1.50 per share in lieu of cash interest payments. For the period November 1, 1998 through October 31, 1999, Renaissance Capital agreed to

                      POORE BROTHERS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

waive all mandatory principal redemption payments and to accept 183,263 unregistered shares of the Company's Common Stock in lieu of cash interest payments.

     The Convertible Debenture Loan Agreement contains covenants requiring the maintenance of certain financial performance criteria, including an interest coverage ratio, minimum working capital of $500,000, a current ratio of 1.1:1 and minimum shareholders' equity. At June 30, 2000, the Company was in compliance with all of the financial ratio requirements. In the event of default, the holders of the 9% Convertible Debentures have the right, upon written notice and after a thirty-day period during which such default may be cured, to demand immediate payment of the then unpaid principal and accrued but unpaid interest under the 9% Convertible Debentures. Management believes that the achievement of the Company's plans and objectives will enable the Company to attain a sufficient level of profitability to remain in compliance with the financial ratios. There can be no assurance, however, that the Company will attain any such profitability and remain in compliance with the financial ratios. Any acceleration under the 9% Convertible Debentures prior to their maturity on July 1, 2002 could have a material adverse effect on the Company.

     On October 7, 1999, the Company signed a new $9.15 million Credit Agreement with U.S. Bancorp (the "U.S. Bancorp Credit Agreement") consisting of a $3.0 million working capital line of credit (the "U.S. Bancorp Line of Credit"), a $5.8 million term loan (the "U.S. Bancorp Term Loan A") and a $350,000 term loan (the "U.S. Bancorp Term Loan B"). Borrowings under the U.S. Bancorp Credit
Agreement were used to pay off the previously existing Wells Fargo Line of Credit and Wells Fargo Term Loan and to refinance existing debt of Wabash Foods, LLC in October 1999, and will also be used for general working capital needs. The U.S. Bancorp Line of Credit bears interest at an annual rate of prime plus 1% and matures on October 4, 2002. The U.S. Bancorp Term Loan A bears interest at an annual rate of prime and requires monthly principal payments of approximately $74,000 commencing February 1, 2000, plus interest, until maturity on July 1, 2006. The U.S. Bancorp Term Loan B bears interest at an annual rate of prime plus 2.5% and requires monthly principal payments of approximately $29,000 commencing April 30, 2000, plus interest, until maturity on March 31, 2001. The U.S. Bancorp Credit Agreement is secured by accounts receivable, inventories, equipment and general intangibles. Borrowings under the line of credit are limited to 80% of eligible receivables and 60% of eligible inventories. At June 30, 2000, the Company had a borrowing base of $2,426,000 and outstanding borrowings of $2,033,000 under the U.S. Bancorp Line of Credit. The U.S. Bancorp Credit Agreement requires the Company to be in compliance with certain financial performance criteria, including a minimum cash flow coverage ratio, a minimum debt service coverage ratio, minimum annual operating results, a minimum tangible capital base and a minimum fixed charge coverage ratio. At June 30, 2000, the Company was in compliance with all of the financial covenants. Management believes that the fulfillment of the Company's plans and objectives will enable the Company to attain a sufficient level of profitability to remain in compliance with these financial covenants. There can be no assurance, however, that the Company will attain any such profitability and remain in compliance. Any acceleration under the U.S. Bancorp Credit Agreement prior to the scheduled maturity of the U.S. Bancorp Line of Credit or the U.S. Bancorp Term Loans could have a material adverse effect on the Company. The Company also assumed from Wabash Foods a $715,000 non-interest bearing note payable to U.S. Bancorp; $200,000 has been paid, and the balance has been refinanced and requires monthly payments of approximately $21,000 commencing July 31, 2000, plus interest at prime plus 2%, until maturity on June 30, 2002. On October 7, 1999, pursuant to the terms of the U.S. Bancorp Credit Agreement, the Company issued to U.S. Bancorp a warrant (the "U.S. Bancorp Warrant") to purchase 50,000 shares of Common Stock for an exercise price of $1.00 per share. The U.S. Bancorp Warrant is exercisable until October 7, 2004, the date of termination of the U.S. Bancorp Warrant, and provides the holder thereof certain piggyback registration rights.

     In connection with the Boulder acquisition (see Note 5), the Company (i) issued a note to the seller in the amount of $830,000 which bears interest at 6.4%, is secured by the Boulder assets acquired, and requires monthly principal and interest payments of approximately $37,000 commencing July 15, 2000, until maturity on June 15, 2002, and (ii) assumed a note to the seller in the amount of $130,000 which bears interest at 6.0% and requires monthly principal and interest payments of approximately $6,000 commencing July 15, 2000, until maturity on June 15, 2002.

                      POORE BROTHERS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. LITIGATION

     The Company is a party to various lawsuits arising in the ordinary course of business. Management believes, based on discussions with legal counsel, that the resolution of such lawsuits will not have a material effect on the financial statements taken as a whole.

4. BUSINESS SEGMENTS

     The Company's operations consist of two segments: manufactured products and distributed products. The manufactured products segment produces potato chips and other salted snack food products for sale primarily to snack food distributors. The distributed products segment sells snack food products manufactured by other companies to the Company's Arizona snack food distributors and also merchandises in Texas for a fee, but does not purchase and resell, snack food products for manufacturers. The Company's reportable segments offer different products and services. All of the Company's revenues are attributable to external customers in the United States and all of its assets are located in the United States. The Company does not allocate assets based on its reportable segments.

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

                                               MANUFACTURED     DISTRIBUTED
                                                 PRODUCTS        PRODUCTS      CONSOLIDATED
                                                 --------        --------      ------------
THREE MONTHS ENDED JUNE 30, 2000
 Revenues from external customers............   $ 9,340,217     $ 1,199,618     $10,539,835
 Depreciation and amortization in segment
    gross profit ............................       241,917              --         241,917
 Segment gross profit .......................     2,654,590          80,049       2,734,639

THREE MONTHS ENDED JUNE 30, 1999
 Revenues from external customers ...........   $ 4,104,310     $ 1,125,252     $ 5,229,562
 Depreciation and amortization in segment
    gross profit ............................       109,121              --         109,121
 Segment gross profit .......................     1,411,487          82,952       1,494,439

SIX MONTHS ENDED JUNE 30, 2000
 Revenues from external customers ...........   $17,775,246     $ 2,472,425     $20,247,671
 Depreciation and amortization in segment
    gross profit ............................       520,172              --         520,172
 Segment gross profit .......................     4,998,318         156,226       5,154,544

SIX MONTHS ENDED JUNE 30, 1999
 Revenues from external customers ...........   $ 6,697,422     $ 2,222,998     $ 8,920,420
 Depreciation and amortization in segment
    gross profit ............................       294,689              --         294,689
 Segment gross profit .......................     2,100,732         155,624       2,256,356

                      POORE BROTHERS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The following table reconciles reportable segment gross profit to the Company's consolidated income (loss) before income taxes and cumulative effect of a change in accounting principle.

                                           THREE MONTHS ENDED JUNE 30,    SIX MONTHS ENDED JUNE 30,
                                           ---------------------------    -------------------------
                                              2000             1999          2000           1999
                                           ----------       ----------    ----------    -----------
Consolidated segment gross profit ......   $2,734,639       $1,494,439    $5,154,544    $ 2,256,356
Unallocated amounts:
     Selling, general and administrative
       expenses ........................    2,148,476        1,133,093     4,023,495      2,012,124
     Interest expense, net .............      272,939          155,957       553,741        309,455
                                           ----------       ----------    ----------    -----------
Income (loss) before income taxes and
     cumulative effect of a change in
     accounting principle ..............   $  313,224       $  205,389    $  577,308    $   (65,223)
                                           ==========       ==========    ==========    ===========

5. ACQUISITION

     On June 8, 2000, the Company acquired Boulder Natural Foods, Inc. (a Colorado corporation) and the business and certain related assets and liabilities of Boulder Potato Company, a totally natural potato chip marketer, based in Boulder Colorado. The assets, which were acquired through a newly formed wholly owned subsidiary of the Company, Boulder Natural Foods, Inc. (an Arizona corporation), included the Boulder Potato Company(TM) and Boulder Chips(TM) brands, other intangible assets, receivables, inventories and specified liabilities. In consideration for these assets and liabilities, the Company paid a total purchase price of $2,637,000, consisting of: (i) the issuance of 716,420 unregistered shares of Common Stock with a fair value of $1,220,000, (ii) a cash payment of $301,000, (iii) the issuance of a note to the seller in the amount of $830,000 which bears interest at 6.4%, is secured by the Boulder assets acquired, and requires monthly principal and interest payments of approximately $37,000 commencing July 15, 2000, until maturity on June 15, 2002, and (iv) the assumption by the Company of $286,000 in liabilities, including a note to the seller in the amount of $130,000 which bears interest at 6.0% and requires monthly principal and interest payments of approximately $6,000 commencing July 15, 2000, until maturity on June 15, 2002. In addition, the Company may be required to issue additional unregistered shares of Common Stock to the seller on each of the first, second and third anniversary of the closing of the acquisition. Any such issuances will be dependent upon, and will be calculated based upon, increases in sales of Boulder Potato Company(TM) products as against previous periods. The acquisition was accounted for using the purchase method of accounting in accordance with Accounting Principles Board Opinion No. 16, "ACCOUNTING FOR BUSINESS COMBINATIONS." Accordingly, only the results of operations subsequent to the acquisition date have been included in the Company's results. In connection with the acquisition, the Company recorded intangibles of $2,484,000, which are being amortized on a straight-line basis over a 15-20 year period. Boulder had sales of approximately $0.9 million for the five months ended May 31, 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     RESULTS OF OPERATIONS

     THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1999

     Net revenues for the three months ended June 30, 2000 were $10,540,000, up $5,310,000 or 102% from $5,230,000 for the three months ended June 30, 1999. Revenues for the manufactured products segment accounted for 89% and 78% of total net revenues in 2000 and 1999, respectively, while revenues from distributed products accounted for 11% and 22% in 2000 and 1999, respectively. Manufactured products segment revenues increased $5,236,000, or 128%, from sales of branded and private label products, including $3,750,000 from branded Wabash products (acquired by the Company in October 1999) and $1,486,000 from branded batch-fried and private label products. Revenues from the distribution and merchandising of products manufactured by others increased $74,000.

     Gross profit for the three months ended June 30, 2000, was $2,735,000, or 26% of net revenues, as compared to 1,494,000, or 29% of net revenues, for the three months ended June 30, 1999. The $1,241,000 increase, or 83%, in gross profit resulted from the increased volume in the manufactured products segment.

     Selling, general and administrative expenses increased to $2,148,000, or 20% of net revenues, for the three months ended June 30, 2000 from $1,133,000, or 22% of net revenues, for the same period in 1999. The increase of $1,015,000, or 90%, compared to the second quarter of 1999, was primarily due to increased advertising, promotional spending, and sales commissions, as well as some increased administrative costs to support business growth.

     Net interest expense increased to $273,000 for the three months ended June 30, 2000 from a net interest expense of $156,000 for the three months ended June 30, 1999. The increase of $117,000 was due principally to interest expense associated with the indebtedness from the Wabash acquisition.

     SIX MONTHS  ENDED JUNE 30, 2000  COMPARED TO THE SIX MONTHS  ENDED JUNE 30,
1999

     Net revenues for the six months ended June 30, 2000 were $20,247,000, up $11,327,000 or 127%, from $8,920,000 for the six months ended June 30, 1999.
Revenues for the manufactured products segment accounted for 88% and 75% of total net revenues in 2000 and 1999, respectively, while revenues from distributed products accounted for 12% and 25% in 2000 and 1999, respectively. Manufactured products segment revenues increased $11,078,000, or 165%, from sales of branded and private label products, including $7,487,000 from branded Wabash products (acquired by the Company in October 1999) and $3,591,000 from branded batch-fried and private label products. Revenues from the distribution and merchandising of products manufactured by others increased $249,000.

     Gross profit for the six months ended June 30, 2000, was $5,155,000, or 26% of net revenues, as compared to $2,256,000, or 25% of net revenues, for the six months ended June 30, 1999. The $2,899,000 increase, or 129%, in gross profit resulted from the increased volume in the manufactured products segment.

     Selling, general and administrative expenses increased to $4,023,000, or 20% of net revenues, for the six months ended June 30, 2000 from $2,012,000 or 23% of net revenues, for the same period in 1999. The increase of $2,011,000, or 100%, compared to the six months of 1999, was primarily due to increased advertising, promotional spending, and sales commissions, as well as some increased administrative costs to support business growth.

     Net interest expense increased to $554,000 for the six months ended June 30, 2000 from a net interest expense of $309,000 for the six months ended June 30, 1999. The increase of $245,000 was principally due to interest expense associated with the indebtedness from the Wabash acquisition.

     LIQUIDITY AND CAPITAL RESOURCES

     Net working capital was $1,067,000 (a current ratio of 1.2:1) and $780,000 (a current ratio of 1.2:1) at June 30, 2000 and December 31, 1999, respectively. For the six months ended June 30, 2000, the Company generated cash flow of $1.2 million from operating activities, principally from operating results and non-cash charges, invested $0.2 million in new equipment, and used the balance to repay indebtedness.

     At June 30, 2000, the Company had outstanding 9% Convertible Debentures due July 1, 2002 in the principal amount of $1,370,067 ($511,020 held by Wells Fargo and $859,047 held by Renaissance Capital). The 9% Convertible Debentures are secured by land, building, equipment and intangibles. Interest on the 9% Convertible Debentures is paid by the Company on a monthly basis. Monthly principal payments of approximately $5,000 are required to be made by the Company on the Wells Fargo 9% Convertible Debenture beginning in July 2000
through  June  2002.  In  November  1999,   Renaissance  Capital  converted  50%
($859,047) of its 9% Convertible Debenture holdings into 859,047 shares of Common Stock and agreed unconditionally to convert into Common Stock the remaining $859,047 principal not later than December 31, 2000. For the period November 1, 1999 through December 31, 2000, Renaissance Capital agreed to waive all mandatory principal redemption payments and to accept 30,000 unregistered shares of the Company's Common Stock and a warrant to purchase 60,000 shares of common stock at $1.50 per share in lieu of cash interest payments.

     The Convertible Debenture Loan Agreement contains covenants requiring the maintenance of certain financial performance criteria including an interest coverage ratio, minimum working capital of $500,000, a current ratio of 1.1:1 and a minimum shareholders' equity. At June 30, 2000, the Company was in compliance with all of the financial ratio requirements. In the event of default, the holders of the 9% Convertible Debentures have the right, upon written notice and after a thirty-day period during which such default may be cured, to demand immediate payment of the then unpaid principal and accrued but unpaid interest under the 9% Convertible Debentures. Management believes that the achievement of the Company's plans and objectives will enable the Company to attain a sufficient level of profitability to remain in compliance with the financial ratios. There can be no assurance, however, that the Company will attain any such profitability and remain in compliance with the financial ratios. Any acceleration under the 9% Convertible Debentures prior to their maturity on July 1, 2002 could have a material adverse effect upon the Company.

     On October 7, 1999, the Company signed a new $9.15 million Credit Agreement with U.S. Bancorp (the "U.S. Bancorp Credit Agreement") consisting of a $3.0 million working capital line of credit (the "U.S. Bancorp Line of Credit"), a $5.8 million term loan (the "U.S. Bancorp Term Loan A") and a $350,000 term loan (the "U.S. Bancorp Term Loan B"). Borrowings under the U.S. Bancorp Credit Agreement were used to pay off the Wells Fargo Line of Credit and Wells Fargo Term Loan and to refinance existing debt of Wabash Foods, LLC, and will also be used for general working capital needs. The U.S. Bancorp Line of Credit bears interest at an annual rate of prime plus 1% and matures in October 2002. The U.S. Bancorp Term Loan A bears interest at an annual rate of prime and requires monthly principal payments of approximately $74,000 commencing February 1, 2000, plus interest, until maturity on July 1, 2006. The U.S. Bancorp Term Loan B bears interest at an annual rate of prime plus 2.5% and requires monthly principal payments of approximately $29,000 commencing April 30, 2000, plus interest, until maturity on March 31, 2001. The U.S. Bancorp Credit Agreement is secured by accounts receivable, inventories, equipment and general intangibles. Borrowings under the line of credit are limited to 80% of eligible receivables and 60% of eligible inventories. At June 30, 2000, the Company had a borrowing base of $2,426,000 and outstanding borrowings of $2,033,000 under the U.S. Bancorp Line of Credit. The U.S. Bancorp Credit Agreement requires the Company to be in compliance with certain financial performance criteria, including a minimum cash flow coverage ratio, a minimum debt service coverage ratio, minimum annual operating results, a minimum tangible capital base and a minimum fixed charge coverage ratio. At June 30, 2000, the Company was in compliance with all of the financial covenants. Management believes that the fulfillment of the Company's plans and objectives will enable the Company to attain a sufficient level of profitability to remain in compliance with these financial covenants. There can be no assurance, however, that the Company will attain any such profitability and remain in compliance. Any acceleration under the U.S. Bancorp Credit Agreement prior to the scheduled maturity of the U.S. Bancorp Line of Credit or the U.S. Bancorp Term Loans could have a material adverse effect upon the Company. The Company also assumed from Wabash Foods a $715,000 non-interest bearing note payable to U.S. Bancorp; $200,000 has been paid and the balance has been refinanced and requires monthly payments of approximately $21,000 commencing July 31, 2000, plus interest at prime plus 2%, until maturity on June 30, 2002. On October 7, 1999, pursuant to the terms of the U.S. Bancorp Credit Agreement, the Company issued to U.S. Bancorp a warrant (the "U.S. Bancorp Warrant") to purchase 50,000 shares of Common Stock for an exercise price of

$1.00 per share. The U.S. Bancorp Warrant is exercisable until October 7, 2004, the date of termination of the U.S. Bancorp Warrant, and provides the holder thereof certain piggyback registration rights.

     In connection with the Boulder acquisition (see Note 5), the Company (i) issued a note to the seller in the amount of $830,000 which bears interest at 6.4%, is secured by Boulder assets acquired, and requires monthly principal and interest payments of approximately $37,000 commencing July 15, 2000, until maturity on June 15, 2002, and (ii) assumed a note to the seller in the amount of $130,000 which bears interest at 6.0% and requires monthly principal and interest payments of approximately $6,000 commencing July 15, 2000, until maturity on June 15, 2002.

     In connection with the implementation of the Company's business strategy, the Company may incur additional operating losses in the future and is likely to require future debt or equity financings (particularly in connection with future strategic acquisitions). Expenditures relating to acquisition-related integration costs, market and territory expansion and new product development may adversely affect selling, general and administrative expenses and consequently may adversely affect operating and net income. These types of expenditures are expensed as incurred for accounting purposes, while sales generated from the result of such expansion may benefit future periods. As a result of the 1997 restructuring actions, the November 1998 Tejas Snacks acquisition, the October 1999 Wabash Foods acquisition, and the June 2000 Boulder Potato Company acquisition, management believes that the Company will generate positive cash flow from operations during the next twelve months which, along with its existing working capital and borrowing facilities, should enable the Company to meet its operating cash requirements. This belief is based on current operating plans and certain assumptions, including those relating to the Company's future revenue levels and expenditures, industry and general economic conditions and other conditions. If any of these factors change, the Company may require future debt or equity financings to meet its business requirements. There can be no assurance that any required financings will be available or, if available, on terms attractive to the Company.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     On June 8, 2000, the Company issued 716,420 unregistered shares of Common Stock in connection with the acquisition by the Company of Boulder Natural Foods, Inc. (a Colorado corporation) and the business and certain related assets and liabilities of Boulder Potato Company. The shares were issued in lieu of cash in satisfaction of $1,220,000 of the total $2,636,000 purchase price. These issuances were made in reliance upon the exemption from registration under the Securities Act set forth in Section 4(2) as they did not involve a public offering

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a) The annual Meeting of Shareholders of the Company (the "Meeting") was held on May 22, 2000.

     (b) Proxies for the Meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended. There was no solicitation in opposition to the management's nominees as listed in the proxy statement and all of such nominees were elected.

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

          Name of Nominee              Votes Cast for         Votes Withheld
          ---------------              --------------         --------------
          Thomas W. Freeze               12,483,931               36,429
          Richard E. Goodspeed           12,483,131               37,229
          Mark  S. Howells               12,484,031               36,329
          Eric J. Kufel                  12,483,131               37,229
          James W. Myers                 12,483,831               36,529
          Robert C. Pearson              12,483,831               36,529
          Aaron M. Shenkman              12,327,001              193,359

     There were no other matters voted upon at the Meeting.

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits:

       Exhibit
       Number                          Description
       ------                          -----------

       10.1 Agreement for Purchase and Sale of Assets of Boulder Potato Company dated as of June 8, 2000, by and among Frank P. Maggio, Pamela S. Fox, Mark C. Maggio, John F. Maggio, Boulder Potato Company and the Company.*

       10.2 Secured Promissory Note and Security Agreement dated as of June 8, 2000, by and between Boulder Potato Company and the Company.*

       10.3 Registration Rights Agreement dated as of June 8, 2000, by and between Boulder Potato Company and the Company.*

       10.4 Escrow Agreement dated as of June 8, 2000, by and among Frank P. Maggio, Pamela S. Fox, Mark C. Maggio, John F. Maggio, Boulder Potato Company and the Company.*

       10.5 Employment Agreement dated June 8, 2000, by and between Mark C. Maggio and the Company.*

       10.6 Employment Agreement dated June 8, 2000, by and between John F. Maggio and the Company.*

       27.1    Financial Data Schedule.*

       ----------
       * Filed herewith.

     (b) Current Reports on Form 8-K:

          Current Report on Form 8-K, reporting the acquisition of Boulder Natural Foods, Inc., and the Boulder Potato Company(TM) brand (filed with the Commission on June 12, 2000).

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      POORE BROTHERS, INC.


Dated:  August 11, 2000               By  /s/ Eric J. Kufel
                                          --------------------------------------
                                          Eric J. Kufel
                                          President and Chief Executive Officer
                                          (principal executive officer)


Dated:  August 11, 2000               By: /s/ Thomas W. Freeze
                                          --------------------------------------
                                          Thomas W. Freeze
                                          Senior Vice President, Chief Financial
                                          Officer, Treasurer and Secretary
                                          (principal financial and accounting
                                          officer)

                                  EXHIBIT INDEX

       Exhibit
       Number                          Description
       ------                          -----------

       10.1 Agreement for Purchase and Sale of Assets of Boulder Potato Company dated as of June 8, 2000, by and among Frank P. Maggio, Pamela S. Fox, Mark C. Maggio, John F. Maggio, Boulder Potato Company and the Company.

       10.2 Secured Promissory Note and Security Agreement dated as of June 8, 2000, by and between Boulder Potato Company and the Company.

       10.3 Registration Rights Agreement dated as of June 8, 2000, by and between Boulder Potato Company and the Company.

       10.4 Escrow Agreement dated as of June 8, 2000, by and among Frank P. Maggio, Pamela S. Fox, Mark C. Maggio, John F. Maggio, Boulder Potato Company and the Company.

       10.5 Employment Agreement dated June 8, 2000, by and between Mark C. Maggio and the Company.

       10.6 Employment Agreement dated June 8, 2000, by and between John F. Maggio and the Company.

       27.1    Financial Data Schedule.