Form 10QSB
period 2000-09-30
POORE BROTHERS INC
filed 2000-11-13
CIK 944508

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended September 30, 2000

                                       OR

[ ] Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from __________ to __________


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

As of September 30, 2000, the number of issued and outstanding shares of common stock of the Registrant was 14,117,384.


Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

================================================================================

                                TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         Consolidated balance sheets as of September 30, 2000
           and December 31, 1999............................................   3
         Consolidated statements of operations for the three
           and nine months ended September 30, 2000 and 1999................   4
         Consolidated statements of cash flows for the nine
           months ended September 30, 2000 and 1999.........................   5
         Notes to consolidated financial statements.........................   6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
         AND FINANCIAL CONDITION............................................  11

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS..................................................  15
ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                            15
ITEM 3.  DEFAULTS UPON SENIOR SECURITIES....................................  15
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................  15
ITEM 5.  OTHER INFORMATION..................................................  15
ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K...................................  15

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                      POORE BROTHERS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                     SEPTEMBER 30,        DECEMBER 31,
                                                                         2000                1999
                                                                     ------------        ------------
                                     ASSETS                          (unaudited)
Current assets:
  Cash ...........................................................   $    227,961        $    104,364
  Accounts receivable, net of allowance of
    $284,000 and $206,000 in 2000 and 1999 .......................      3,404,256           3,265,041
  Inventories ....................................................      1,500,473           1,221,412
  Other current assets ...........................................        598,490             325,146
                                                                     ------------        ------------
      Total current assets .......................................      5,731,180           4,915,963

Property and equipment, net ......................................     12,252,308          13,678,133
Intangible assets, net ...........................................     10,193,657           7,198,283
Other assets .....................................................        224,217             281,601
                                                                     ------------        ------------

Total assets .....................................................   $ 28,401,362        $ 26,073,980
                                                                     ============        ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable ...............................................   $  1,815,695        $  1,328,720
  Accrued liabilities ............................................      1,133,872             690,931
  Current portion of long-term debt ..............................      2,041,065           2,116,226
                                                                     ------------        ------------
      Total current liabilities ..................................      4,990,632           4,135,877

Long-term debt, less current portion .............................     10,047,644          10,680,840
                                                                     ------------        ------------
      Total liabilities ..........................................     15,038,276          14,816,717
                                                                     ------------        ------------

Commitments and Contingencies

Shareholders' equity:
  Preferred stock, $100 par value; 50,000 shares authorized;
   no shares issued or outstanding in 2000 and 1999 ..............             --                  --
  Common stock, $.01 par value; 50,000,000 shares authorized;
   14,117,384 and 13,222,044 shares issued and outstanding
   in 2000 and 1999 ..............................................        141,174             132,220
  Additional paid-in capital .....................................     18,809,558          17,386,827
  Accumulated deficit ............................................     (5,587,646)         (6,261,784)
                                                                     ------------        ------------
      Total shareholders' equity .................................     13,363,086          11,257,263
                                                                     ------------        ------------

 Total liabilities and shareholders' equity ......................   $ 28,401,362        $ 26,073,980
                                                                     ============        ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      POORE BROTHERS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                       THREE MONTHS ENDED              NINE MONTHS ENDED
                                                          SEPTEMBER 30,                   SEPTEMBER 30,
                                                   ----------------------------    ----------------------------
                                                       2000           1999            2000            1999
                                                   ------------    ------------    ------------    ------------
                                                   (unaudited)     (unaudited)      (unaudited)    (unaudited)
Net revenues ...................................   $ 10,713,076    $  5,514,796    $ 30,960,747    $ 14,435,216

Cost of revenues ...............................      7,966,155       4,083,934      23,059,282      10,747,998
                                                   ------------    ------------    ------------    ------------
  Gross profit .................................      2,746,921       1,430,862       7,901,465       3,687,218

Selling, general and administrative expenses ...      2,312,552       1,165,186       6,336,048       3,177,310
                                                   ------------    ------------    ------------    ------------
  Operating income .............................        434,369         265,676       1,565,417         509,908

Interest income ................................             --           7,963           1,016          20,943
Interest expense ...............................       (310,038)       (162,801)       (864,794)       (485,236)
                                                   ------------    ------------    ------------    ------------
  Income before income tax provision ...........        124,331         110,838         701,639          45,615
Income tax provision ...........................        (10,500)             --         (27,500)             --
                                                   ------------    ------------    ------------    ------------
  Income before cumulative effect of a
   change in accounting principle ..............        113,831         110,838         674,139          45,615
Cumulative effect of a change in accounting
 principle .....................................             --              --              --         (71,631)
                                                   ------------    ------------    ------------    ------------
 Net income (loss) .............................   $    113,831    $    110,838    $    674,139    $    (26,016)
                                                   ============    ============    ============    ============
Earnings (loss) per common share:
Basic-
  Income before cumulative effect of a
   change in accounting principle ..............   $       0.01    $       0.01    $       0.05    $       0.01
  Cumulative effect of a change in accounting
   principle....................................             --              --              --           (0.01)
                                                   ------------    ------------    ------------    ------------
  Net income (loss).............................   $       0.01    $       0.01    $       0.05    $      (0.00)
                                                   ============    ============    ============    ============
Diluted-
  Income before cumulative effect of a
     change in accounting principle ............   $       0.01    $       0.01    $       0.05    $       0.01
  Cumulative effect of a change in accounting
     principle .................................             --              --              --           (0.01)
                                                   ------------    ------------    ------------    ------------
  Net income (loss).............................   $       0.01    $       0.01    $       0.05    $      (0.00)
                                                   ============    ============    ============    ============
Weighted average number of common shares:
  Basic ........................................     14,103,443       7,832,997      13,641,453       7,832,997
                                                   ============    ============    ============    ============
  Diluted ......................................     15,907,222       8,028,843      14,866,827       7,832,997
                                                   ============    ============    ============    ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      POORE BROTHERS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                             NINE MONTHS ENDED
                                                                                SEPTEMBER 30,
                                                                       ------------------------------
                                                                          2000               1999
                                                                       -----------        -----------
                                                                       (unaudited)        (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss) ..............................................     $   674,139        $   (26,016)
  Adjustments to reconcile net income (loss) to net
   cash provided by operating activities:
    Cumulative effect of a change in accounting principle.........              --             71,631
    Depreciation .................................................         802,543            447,563
    Amortization .................................................         453,726            213,506
    Valuation reserves ...........................................          58,324             77,000
    Other non-cash charges .......................................         197,630            208,374
  Change in operating assets and liabilities:
    Accounts receivable ..........................................        (149,754)          (677,911)
    Inventories ..................................................        (187,423)           (98,656)
    Other assets and liabilities .................................        (381,723)          (205,327)
    Accounts payable and accrued liabilities .....................         838,691             89,300
                                                                       -----------        -----------
         Net cash provided by operating activities ...............       2,306,153             99,464
                                                                       -----------        -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment .............................        (295,020)          (185,151)
  Acquisition and related expenses ...............................        (365,542)                --
                                                                       -----------        -----------
         Net cash used in investing activities ...................        (660,562)          (185,151)
                                                                       -----------        -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock and debt ................         448,363                 --
  Payments made on long-term debt ................................      (1,385,078)          (461,273)
  Stock and debt issuance costs ..................................          (2,000)                --
  Net increase (decrease) in working capital line of credit.......        (583,279)           432,023
                                                                       -----------        -----------
         Net cash used in financing activities ...................      (1,521,994)           (29,250)
                                                                       -----------        -----------
Net increase (decrease) in cash ..................................         123,597           (114,937)
Cash at beginning of period ......................................         104,364            270,295
                                                                       -----------        -----------
Cash at end of period ............................................     $   227,961        $   155,358
                                                                       ===========        ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the nine months for interest ..................     $   784,206        $   328,847
  Summary of non-cash investing and financing activities:
   Common stock issued for sales commissions .....................          50,000                 --
   Common stock issued for acquisition ...........................       1,235,321                 --
   Note payable issued for acquisition ...........................         830,000                 --

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      POORE BROTHERS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     GENERAL

     Poore Brothers, Inc. (the "Company"), a Delaware corporation, was organized in February 1995 as a holding company and on May 31, 1995 acquired substantially all of the equity of Poore Brothers Southeast, Inc. ("PB Southeast") in an exchange transaction. The exchange transaction with PB Southeast was accounted for similar to a pooling-of-interests since both entities had common ownership and control immediately prior to the transaction. During 1997, the Company sold its Houston, Texas distribution business and closed its PB Southeast manufacturing operation. In November 1998, the Company acquired the business and certain assets (including the Bob's Texas Style(R) potato chip brand) of Tejas Snacks, L.P. ("Tejas"), a Texas-based potato chip manufacturer. In October 1999, the Company acquired Wabash Foods, LLC ("Wabash") including the Tato Skins(R), O'Boisies(R), and Pizzarias(R) trademarks, and assumed all of Wabash Foods' liabilities. In June 2000, the Company acquired Boulder Natural Foods, Inc. ("Boulder") and the Boulder Potato Company(TM) brand of totally natural potato chips.

     The Company is engaged in the production, marketing and distribution of specialty salty snack food products that are sold primarily through grocery retail chains in the southwestern United States and through vend distributors across the United States. The Company manufactures and sells salty snack food products, including T.G.I. Friday's(TM) brand snack chips, Poore Brothers(R) and Bob's Texas Style(R) brand batch-fried potato chips, Boulder Chips(TM) brand totally natural potato chips, Tato Skins(R) brand potato snacks, and Pizzarias(R) brand pizza chips, manufactures private label potato chips for grocery store chains, and distributes and merchandises snack food products that are manufactured by others.

     BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of Poore Brothers, Inc. and all of its wholly owned subsidiaries. All significant intercompany amounts and transactions have been eliminated. The financial statements have been prepared in accordance with the instructions for Form 10-QSB and, therefore, do not include all the information and footnotes required by accounting principles generally accepted in the United States. In the opinion of management, the consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary in order to make the consolidated financial statements not misleading. A description of the Company's accounting policies and other financial information is included in the audited financial statements filed with the Form 10-KSB for the fiscal year ended December 31, 1999. The results of operations for the nine months ended September 30, 2000 are not necessarily indicative of the results expected for the full year.

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

                      POORE BROTHERS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                 THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                     SEPTEMBER 30,                  SEPTEMBER 30,
                                                            ---------------------------     ---------------------------
                                                               2000            1999            2000             1999
                                                            -----------     -----------     -----------     -----------
BASIC EARNINGS PER SHARE:
  Income before cumulative effect of a change
   in accounting principle ............................     $   113,831     $   110,838     $   674,139     $    45,615
                                                            ===========     ===========     ===========     ===========
  Weighted average number of common shares ............      14,103,443       7,832,997      13,641,453       7,832,997
                                                            ===========     ===========     ===========     ===========
  Earnings per common share ...........................     $      0.01     $      0.01     $      0.05     $      0.01
                                                            ===========     ===========     ===========     ===========
DILUTED EARNINGS PER SHARE:
  Income before cumulative
    effect of a change in accounting principle ........     $   113,831     $   110,838     $   674,139     $    45,615
                                                            ===========     ===========     ===========     ===========
  Weighted average number of common shares ............      14,103,443       7,832,997      13,641,453       7,832,997
  Incremental shares from assumed conversions-
    Warrants ..........................................         596,836          96,660         447,333              --
    Stock options .....................................       1,206,943          99,186         778,041              --
                                                            -----------     -----------     -----------     -----------
  Adjusted weighted average number of common shares....      15,907,222       8,028,843      14,866,827       7,832,997
                                                            ===========     ===========     ===========     ===========
  Earnings per common share ...........................     $      0.01     $      0.01     $      0.05     $      0.01
                                                            ===========     ===========     ===========     ===========

2. LONG-TERM DEBT

     At September 30, 2000, the Company had outstanding 9% Convertible Debentures due July 1, 2002 (the "9% Convertible Debentures") in the principal amount of $1,354,889 ($495,842 held by Wells Fargo and $859,047 held by Renaissance Capital). The 9% Convertible Debentures are secured by land, buildings, equipment and intangibles. Interest on the 9% Convertible Debentures is paid by the Company on a monthly basis. Monthly principal payments of approximately $5,000 are required to be made by the Company on the Wells Fargo 9% Convertible Debenture through June 2002. In November 1999, Renaissance Capital converted 50% ($859,047) of its Debentures holdings into 859,047 shares of common stock and agreed unconditionally to convert into common stock the remaining $859,047 not later than December 31, 2000. For the period November 1, 1999 through December 31, 2000, Renaissance Capital agreed to waive all mandatory principal redemption payments and to accept 30,000 unregistered shares of the Company's Common Stock and a warrant to purchase 60,000 shares of common stock at $1.50 per share in lieu of cash interest payments. For the period November 1, 1998 through October 31, 1999, Renaissance Capital agreed to waive all mandatory principal redemption payments and to accept 183,263 unregistered shares of the Company's Common Stock in lieu of cash interest payments.

                      POORE BROTHERS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The Convertible Debenture Loan Agreement contains covenants requiring the maintenance of certain financial performance criteria, including an interest coverage ratio, minimum working capital of $500,000, a current ratio of 1.1:1 and minimum shareholders' equity. At September 30, 2000, the Company was in compliance with all of the financial ratio requirements. In the event of default, the holders of the 9% Convertible Debentures have the right, upon written notice and after a thirty-day period during which such default may be cured, to demand immediate payment of the then unpaid principal and accrued but unpaid interest under the 9% Convertible Debentures. Management believes that the achievement of the Company's plans and objectives will enable the Company to attain a sufficient level of profitability to remain in compliance with the financial ratios. There can be no assurance, however, that the Company will attain any such profitability and remain in compliance with the financial ratios. Any acceleration under the 9% Convertible Debentures prior to their maturity on July 1, 2002 could have a material adverse effect on the Company.

     On October 7, 1999, the Company signed a new $9.15 million Credit Agreement with U.S. Bank (the "U.S. Bank Credit Agreement") consisting of a $3.0 million working capital line of credit (the "U.S. Bank Line of Credit"), a $5.8 million term loan (the "U.S. Bank Term Loan A") and a $350,000 term loan (the "U.S. Bank Term Loan B"). Borrowings under the U.S. Bank Credit Agreement were used to pay off the previously existing Wells Fargo Line of Credit and Wells Fargo Term Loan and to refinance existing debt of Wabash Foods, LLC in October 1999, and will also be used for general working capital needs. The U.S. Bank Line of Credit bears interest at an annual rate of prime plus 1% and matures on October 4, 2002. The U.S. Bank Term Loan A bears interest at an annual rate of prime and requires monthly principal payments of approximately $74,000, plus interest, until maturity on July 1, 2006. The U.S. Bank Term Loan B bears interest at an annual rate of prime plus 2.5% and requires monthly principal payments of approximately $29,000, plus interest, until maturity on March 31, 2001. The U.S. Bank Credit Agreement is secured by accounts receivable, inventories, equipment and general intangibles. Borrowings under the line of credit are limited to 80% of eligible receivables and 60% of eligible inventories. At September 30, 2000, the Company had a borrowing base of $2,568,000 and outstanding borrowings of $1,439,000 under the U.S. Bank Line of Credit. The U.S. Bank Credit Agreement requires the Company to be in compliance with certain financial performance criteria, including a minimum cash flow coverage ratio, a minimum debt service coverage ratio, minimum annual operating results, a minimum tangible capital base and a minimum fixed charge coverage ratio. At September 30, 2000, the Company was in compliance with all of the financial covenants. Management believes that the fulfillment of the Company's plans and objectives will enable the Company to attain a sufficient level of profitability to remain in compliance with these financial covenants. There can be no assurance, however, that the Company will attain any such profitability and remain in compliance. Any acceleration under the U.S. Bank Credit Agreement prior to the scheduled maturity of the U.S. Bank Line of Credit or the U.S. Bank Term Loans could have a material adverse effect on the Company. The Company also assumed from Wabash Foods a $715,000 non-interest bearing note payable to U.S. Bank (the "U.S. Bank Term Loan C"); $200,000 has been paid, and the balance has been refinanced and requires monthly payments of approximately $21,000, plus interest at prime plus 2%, until maturity on June 30, 2002. On October 7, 1999, pursuant to the terms of the U.S. Bank Credit Agreement, the Company issued to U.S. Bank a warrant (the "U.S. Bank Warrant") to purchase 50,000 shares of Common Stock for an exercise price of $1.00 per share. The U.S. Bank Warrant is exercisable until October 7, 2004, the date of termination of the U.S. Bank Warrant, and provides the holder thereof certain piggyback registration rights.

     In connection with the Boulder acquisition (see Note 5), the Company (i) issued a note to the seller in the amount of $830,000 which bears interest at 6.4%, is secured by the Boulder assets acquired, and requires monthly principal and interest payments of approximately $37,000 until maturity on June 15, 2002,
(ii) assumed a note to the seller in the amount of $130,000 which bears interest at 6.0% and requires monthly principal and interest payments of approximately $6,000 until maturity on June 15, 2002, and (iii) obtained a term loan from U.S. Bank (the "U.S. Bank Term Loan D") in the amount of $300,000 which bears interest at an annual rate of prime plus 2% and requires monthly principal payments of approximately $12,500, plus interest, until maturity on September 30, 2002.

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

                                              MANUFACTURED    DISTRIBUTED
                                                PRODUCTS       PRODUCTS      CONSOLIDATED
                                               -----------    -----------    -----------
THREE MONTHS ENDED SEPTEMBER 30, 2000
  Revenues from external customers .........   $ 9,539,900    $ 1,173,176    $10,713,076
  Depreciation and amortization in segment
    gross profit ...........................       247,407             --        247,407
  Segment gross profit .....................     2,711,824         35,097      2,746,921

THREE MONTHS ENDED SEPTEMBER 30, 1999
  Revenues from external customers .........   $ 4,356,556    $ 1,158,240    $ 5,514,796
  Depreciation and amortization in segment
    gross profit ...........................       146,968             --        146,968
  Segment gross profit .....................     1,351,461         79,401      1,430,862

NINE MONTHS ENDED SEPTEMBER 30, 2000
  Revenues from external customers .........   $27,315,146    $ 3,645,601    $30,960,747
  Depreciation and amortization in segment
    gross profit ...........................       767,852             --        767,852
  Segment gross profit .....................     7,705,774        195,691      7,901,465

NINE MONTHS ENDED SEPTEMBER 30, 1999
  Revenues from external customers .........   $11,053,978    $ 3,381,238    $14,435,216
  Depreciation and amortization in segment
    gross profit ...........................       441,657             --        441,657
  Segment gross profit .....................     3,452,193        235,025      3,687,218

                      POORE BROTHERS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The following table reconciles reportable segment gross profit to the Company's consolidated income before income taxes and cumulative effect of a change in accounting principle.

                                                           THREE MONTHS ENDED         NINE MONTHS ENDED
                                                               SEPTEMBER 30,            SEPTEMBER 30,
                                                         -----------------------   -----------------------
                                                            2000         1999         2000         1999
                                                         ----------   ----------   ----------   ----------
Consolidated segment gross profit ...................    $2,746,921   $1,430,862   $7,901,465   $3,687,218
Unallocated amounts:
 Selling, general and administrative expenses .......     2,312,552    1,165,186    6,336,048    3,177,310
 Interest expense, net ..............................       310,038      154,838      863,778      464,293
                                                         ----------   ----------   ----------   ----------
Income before income taxes and cumulative effect
 of a change in accounting principle ................    $  124,331   $  110,838   $  701,639   $   45,615
                                                         ==========   ==========   ==========   ==========

5. ACQUISITION

     On June 8, 2000,  the Company  acquired  Boulder  Natural  Foods,  Inc.,  a
Colorado corporation, and the business and certain related assets and liabilities of Boulder Potato Company, a totally natural potato chip marketer based in Boulder Colorado. The assets, which were acquired through a newly formed wholly owned subsidiary of the Company, Boulder Natural Foods, Inc., an Arizona corporation, included the Boulder Potato Company(TM) and Boulder Chips(TM) brands, other intangible assets, receivables, inventories and specified liabilities. In consideration for these assets and liabilities, the Company paid a total purchase price of $2,637,000, consisting of: (i) the issuance of 725,252 unregistered shares of Common Stock with a fair value of $1,235,000, (ii) a cash payment of $301,000, (iii) the issuance of a note to the seller in the amount of $830,000 which bears interest at 6.4%, is secured by the Boulder assets acquired, and requires monthly principal and interest payments of approximately $37,000 until maturity on June 15, 2002, and (iv) the assumption by the Company of $271,000 in liabilities, including a note to the seller in the amount of $130,000 which bears interest at 6.0% and requires monthly principal and interest payments of approximately $6,000 until maturity on June 15, 2002. The initial $301,000 cash payment was subsequently financed with the U.S. Bank Term Loan D (see Note 2). In addition, the Company may be required to issue additional unregistered shares of Common Stock to the seller on each of the first, second and third anniversary of the closing of the acquisition. Any such issuances will be dependent upon, and will be calculated based upon, increases in sales of Boulder Potato Company(TM) products as compared to previous periods. The acquisition was accounted for using the purchase method of accounting in accordance with Accounting Principles Board Opinion No. 16, "ACCOUNTING FOR BUSINESS COMBINATIONS." Accordingly, only the results of operations subsequent to the acquisition date have been included in the Company's results. In connection with the acquisition, the Company recorded trademarks of $1,000,000 and goodwill of $1,505,000, which are being amortized on a straight-line basis over 15 and 20 year periods, respectively. Boulder had sales of approximately $0.9 million for the five months ended May 31, 2000.

6. SUBSEQUENT EVENT

     On October 28, 2000, the Company had a fire at its Goodyear, Arizona manufacturing plant and production is temporarily shut down. The Company believes it has made arrangements to have third party manufacturers produce sufficient volume to meet nearly all of the Company's needs until such time as production resumes at the facility, which the Company estimates will be during the first quarter of 2001. While the fire loss may have a potentially significant adverse impact on fourth quarter results, the Company believes that its property and business interruption insurance and the aggressive actions that the Company is taking will potentially mitigate any such adverse impact.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     RESULTS OF OPERATIONS

     THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1999

       Net revenues for the three months ended September 30, 2000 were $10,713,000, up $5,198,000 or 94% from $5,515,000 for the three months ended
September 30, 1999. Revenues for the manufactured products segment accounted for 89% and 79% of total net revenues in 2000 and 1999, respectively, while revenues from distributed products accounted for 11% and 21% in 2000 and 1999, respectively. Manufactured products segment revenues increased $5,085,000, or 114%, from sales of branded and private label products (including $3,931,000 from branded products acquired in October 1999 and June 2000), and $1,154,000 from branded batch-fried and private label products. Revenues from the distribution and merchandising of products manufactured by others increased $113,000, or 11%.

     Gross profit for the three months ended September 30, 2000 was $2,747,000, or 26% of net revenues, as compared to $1,431,000, or 26% of net revenues, for the three months ended September 30, 1999. The increase of $1,316,000, or 92%, in gross profit resulted from increased volume in the manufactured products segment.

     Selling, general and administrative expenses increased to $2,312,000, or 22% of net revenues, for the three months ended September 30, 2000 from $1,165,000, or 21% of net revenues, for the same period in 1999. The increase of $1,147,000, or 98%, compared to the third quarter of 1999 was primarily due to increased sales and marketing costs for advertising, promotional spending, and sales personnel costs in support of revenues from newly acquired brands. General and administrative costs also increased as a result of the acquisitions, including amortization of intangibles.

     Net interest expense increased to $310,000 for the three months ended September 30, 2000 from a net interest expense of $155,000 for the three months ended September 30, 1999. The increase of $155,000 was due to interest expense associated with the indebtedness incurred in connection with the acquisitions.

     NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1999

     Net revenues for the nine months ended September 30, 2000 were $30,961,000, up $16,526,000 or 114%, from $14,435,000 for the nine months ended September 30, 1999. Revenues for the manufactured products segment accounted for 88% and 77% of total net revenues in 2000 and 1999, respectively, while revenues from distributed products accounted for 12% and 23% in 2000 and 1999, respectively. Manufactured products segment revenues increased $15,909,000, or 139%, from sales of branded and private label products (including $11,324,000 from branded products acquired in October 1999 and June 2000) and $4,585,000 from branded batch-fried and private label products. Revenues from the distribution and merchandising of products manufactured by others increased $616,000, or 20%.

     Gross profit for the nine months ended September 30, 2000 was $7,901,000, or 26% of net revenues, as compared to $3,687,000, or 26% of net revenues, for the nine months ended September 30, 1999. The increase of $4,214,000, or 114%, in gross profit resulted from increased volume in the manufactured products segment.

     Selling, general and administrative expenses increased to $6,336,000, or 20% of net revenues, for the nine months ended September 30, 2000 from $3,177,000, or 22% of net revenues, for the same period in 1999. The increase of $3,159,000, or 99%, compared to the same period of 1999, was primarily due to increased sales and marketing costs for advertising, promotional spending, and sales personnel costs in support of revenues from newly acquired brands. General and administrative costs also increased as a result of the acquisitions, including amortization of intangibles.

     Net interest expense increased to $864,000 for the nine months ended September 30, 2000 from a net interest expense of $464,000 for the nine months ended September 30, 1999. The increase of $400,000 was due to interest expense associated with the indebtedness incurred in connection with the acquisitions.

     LIQUIDITY AND CAPITAL RESOURCES

     Net working capital was $741,000 (a current ratio of 1.1:1) and $780,000 (a current ratio of 1.2:1) at September 30, 2000 and December 31, 1999, respectively. For the nine months ended September 30, 2000, the Company generated cash flow of $2.3 million from operating activities, principally from operating results and non-cash charges, invested $0.3 million in new equipment, used $0.4 million in connection with an acquisition, and used the balance to repay indebtedness.

     At September 30, 2000, the Company had outstanding 9% Convertible Debentures due July 1, 2002 in the principal amount of $1,354,889 ($495,842 held by Wells Fargo and $859,047 held by Renaissance Capital). The 9% Convertible Debentures are secured by land, building, equipment and intangibles. Interest on the 9% Convertible Debentures is paid by the Company on a monthly basis. Monthly principal payments of approximately $5,000 are required to be made by the Company on the Wells Fargo 9% Convertible Debenture through June 2002. In
November 1999, Renaissance Capital converted 50% ($859,047) of its 9% Convertible Debenture holdings into 859,047 shares of Common Stock and agreed unconditionally to convert into Common Stock the remaining $859,047 principal not later than December 31, 2000. For the period November 1, 1999 through December 31, 2000, Renaissance Capital agreed to waive all mandatory principal redemption payments and to accept 30,000 unregistered shares of the Company's Common Stock and a warrant to purchase 60,000 shares of common stock at $1.50 per share in lieu of cash interest payments.

     The Convertible Debenture Loan Agreement contains covenants requiring the maintenance of certain financial performance criteria including an interest coverage ratio, minimum working capital of $500,000, a current ratio of 1.1:1 and a minimum shareholders' equity. At September 30, 2000, the Company was in compliance with all of the financial ratio requirements. In the event of default, the holders of the 9% Convertible Debentures have the right, upon written notice and after a thirty-day period during which such default may be cured, to demand immediate payment of the then unpaid principal and accrued but unpaid interest under the 9% Convertible Debentures. Management believes that the achievement of the Company's plans and objectives will enable the Company to attain a sufficient level of profitability to remain in compliance with the financial ratios. There can be no assurance, however, that the Company will attain any such profitability and remain in compliance with the financial ratios. Any acceleration under the 9% Convertible Debentures prior to their maturity on July 1, 2002 could have a material adverse effect upon the Company.

     On October 7, 1999, the Company signed a new $9.15 million Credit Agreement with U.S. Bank (the "U.S. Bank Credit Agreement") consisting of a $3.0 million working capital line of credit (the "U.S. Bank Line of Credit"), a $5.8 million term loan (the "U.S. Bank Term Loan A") and a $350,000 term loan (the "U.S. Bank Term Loan B"). Borrowings under the U.S. Bank Credit Agreement were used to pay off the Wells Fargo Line of Credit and Wells Fargo Term Loan and to refinance existing debt of Wabash Foods, LLC, and will also be used for general working capital needs. The U.S. Bank Line of Credit bears interest at an annual rate of prime plus 1% and matures in October 2002. The U.S. Bank Term Loan A bears interest at an annual rate of prime and requires monthly principal payments of approximately $74,000, plus interest, until maturity on July 1, 2006. The U.S. Bank Term Loan B bears interest at an annual rate of prime plus 2.5% and requires monthly principal payments of approximately $29,000, plus interest, until maturity on March 31, 2001. The U.S. Bank Credit Agreement is secured by accounts receivable, inventories, equipment and general intangibles. Borrowings under the line of credit are limited to 80% of eligible receivables and 60% of eligible inventories. At September 30, 2000, the Company had a borrowing base of $2,568,000 and outstanding borrowings of $1,439,000 under the U.S. Bank Line of Credit. The U.S. Bank Credit Agreement requires the Company to be in compliance with certain financial performance criteria, including a minimum cash flow coverage ratio, a minimum debt service coverage ratio, minimum annual operating results, a minimum tangible capital base and a minimum fixed charge coverage ratio. At September 30, 2000, the Company was in compliance with all of the financial covenants. Management believes that the fulfillment of the Company's plans and objectives will enable the Company to attain a sufficient level of profitability to remain in compliance with these financial covenants. There can be no assurance, however, that the Company will attain any such profitability and remain in compliance. Any acceleration under the U.S. Bank Credit Agreement prior to the scheduled maturity of the U.S. Bank Line of Credit or the U.S. Bank Term Loans could have a material adverse effect upon the Company. The Company also assumed from Wabash Foods a $715,000 non-interest bearing note payable to U.S. Bank; $200,000 has been paid and the balance has been refinanced and requires monthly payments of approximately $21,000, plus interest at prime plus 2%, until maturity on June 30, 2002. On October 7, 1999, pursuant to the terms of the U.S. Bank Credit Agreement, the Company issued to U.S. Bank a warrant (the "U.S. Bank Warrant") to purchase 50,000 shares of Common Stock for an exercise price of $1.00 per share. The U.S. Bank Warrant is exercisable until October 7, 2004, the date of termination of the U.S. Bank Warrant, and provides the holder thereof certain piggyback registration rights.

     In connection with the Boulder acquisition (see Note 5), the Company (i) issued a note to the seller in the amount of $830,000 which bears interest at 6.4%, is secured by Boulder assets acquired, and requires monthly principal and interest payments of approximately $37,000 commencing July 15, 2000, until maturity on June 15, 2002, (ii) assumed a note to the seller in the amount of $130,000 which bears interest at 6.0% and requires monthly principal and interest payments of approximately $6,000 commencing July 15, 2000, until maturity on June 15, 2002, and (iii) obtained a term loan from U.S. Bank (the "U.S. Bank Term Loan D") in the amount of $300,000 which bears interest at an annual rate of prime plus 2% and requires monthly principal payments of approximately $12,500, plus interest, until maturity on September 30, 2002.

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

            CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

THIS FORM 10-QSB, INCLUDING ALL DOCUMENTS INCORPORATED BY REFERENCE, INCLUDES "FORWARD-LOOKING" STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED (THE "SECURITIES ACT") AND SECTION 12E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, AND THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995, AND THE COMPANY DESIRES TO TAKE ADVANTAGE OF THE "SAFE HARBOR" PROVISIONS THEREOF. THEREFORE, THE COMPANY IS INCLUDING THIS STATEMENT FOR THE EXPRESS PURPOSE OF TAKING ADVANTAGE OF THE PROTECTIONS OF THE SAFE HARBOR WITH RESPECT TO ALL OF SUCH FORWARD-LOOKING STATEMENTS. IN THIS FORM 10-QSB, THE WORDS "ANTICIPATES," "BELIEVES," "EXPECTS," "INTENDS," "ESTIMATES," "PROJECTS," "WILL LIKELY RESULT," "WILL CONTINUE," "FUTURE" AND SIMILAR TERMS AND EXPRESSIONS IDENTIFY FORWARD-LOOKING STATEMENTS. THE FORWARD-LOOKING STATEMENTS IN THIS FORM 10-QSB REFLECT THE COMPANY'S CURRENT VIEWS WITH RESPECT TO FUTURE EVENTS AND FINANCIAL PERFORMANCE. THESE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES, INCLUDING SPECIFICALLY THE COMPANY'S BRIEF OPERATING HISTORY AND SIGNIFICANT OPERATING LOSSES TO DATE, THE PROBABILITY THAT THE COMPANY WILL NEED ADDITIONAL FINANCING IN ORDER TO IMPLEMENT THE COMPANY'S BUSINESS STRATEGY, THE POSSIBLE DIVERSION OF MANAGEMENT RESOURCES FROM THE DAY-TO-DAY OPERATIONS OF THE COMPANY AS A RESULT OF THE COMPANY'S PURSUIT OF STRATEGIC ACQUISITIONS; POTENTIAL DIFFICULTIES RESULTING FROM THE INTEGRATION OF ACQUIRED BUSINESSES WITH THE COMPANY'S BUSINESS, OTHER ACQUISITION-RELATED RISKS, SIGNIFICANT COMPETITION, RISKS RELATED TO THE FOOD PRODUCTS INDUSTRY, VOLATILITY OF THE MARKET PRICE OF THE COMPANY'S COMMON STOCK, THE POSSIBLE DE-LISTING OF THE COMPANY'S COMMON STOCK FROM THE NASDAQ SMALLCAP MARKET AND THOSE OTHER RISKS AND UNCERTAINTIES DISCUSSED HEREIN AND IN THE OTHER FILINGS BY THE COMPANY WITH THE SECURITIES AND EXCHANGE COMMISSION, THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM HISTORICAL RESULTS OR THOSE ANTICIPATED. IN LIGHT OF THESE RISKS AND UNCERTAINTIES, THERE CAN BE NO ASSURANCE THAT THE FORWARD-LOOKING INFORMATION CONTAINED IN THIS FORM 10-QSB WILL IN FACT TRANSPIRE OR PROVE TO BE ACCURATE. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THE FORWARD-LOOKING STATEMENTS CONTAINED HEREIN, WHICH SPEAK ONLY AS OF THE DATE HEREOF. THE COMPANY UNDERTAKES NO OBLIGATION TO PUBLICLY REVISE THESE FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES THAT MAY ARISE AFTER THE DATE HEREOF. ALL SUBSEQUENT WRITTEN OR ORAL FORWARD-LOOKING STATEMENTS ATTRIBUTABLE TO THE COMPANY OR PERSONS ACTING ON OUR BEHALF ARE EXPRESSLY QUALIFIED IN THEIR ENTIRETY BY THIS SECTION.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     The Company is periodically a party to various lawsuits arising in the ordinary course of business. Management believes, based on discussions with legal counsel, that the resolution of such lawsuits will not have a material effect on the financial statements taken as a whole.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     On September 30, 2000, the Company issued 8,832 unregistered shares of Common Stock in connection with the post-acquisition closing balance sheet settlement adjustment between the Company and Boulder Potato Company (a Colorado corporation) related to the Company's acquisition of the business and certain related assets and liabilities of Boulder Potato Company. The shares were issued in lieu of cash in satisfaction of $15,000 of the total $2,637,000 purchase price. These issuances were made in reliance upon the exemption from registration under the Securities Act set forth in Section 4(2) as they did not involve a public offering.

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

                                       POORE BROTHERS, INC.


                                       By: /s/ Eric J. Kufel
                                           -------------------------------------
Dated: November 13, 2000                   Eric J. Kufel
                                           President and Chief Executive Officer
                                           (principal executive officer)


                                       By: /s/ Thomas W. Freeze
                                           ------------------------------------
Dated: November 13, 2000                   Thomas W. Freeze
                                           Senior Vice President, Chief
                                           Financial Officer, Treasurer and
                                           Secretary (principal financial and
                                           accountings officer)

                                  EXHIBIT INDEX


EXHIBIT
NUMBER         DESCRIPTION
------         -----------

27.1           Financial Data Schedule.