Form 10KSB
period 2000-12-31
POORE BROTHERS INC
filed 2001-04-02
CIK 944508

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the transition period from ________ to ___________

                         Commission File Number: 1-14556


                              POORE BROTHERS, INC.
                 (Name of Small Business issuer in its charter)


          Delaware                                       86-0786101
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


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

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     The Registrant's revenues for the most recent fiscal year were $41,743,007.

     At March 25, 2001, the aggregate market value of the Registrant's common stock held by non-affiliates of the Registrant was approximately $35,805,320.

     At March 25, 2001, the number of issued and outstanding shares of common stock of the Registrant was 15,004,765.

     Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                           FORWARD-LOOKING STATEMENTS

     This Annual Report on Form 10-KSB, including all documents incorporated by reference, includes "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 12E of the Securities Exchange Act of 1934, as amended, and the Private
Securities Litigation Reform Act of 1995, and Poore Brothers, Inc. (the "Company") desires to take advantage of the "safe harbor" provisions thereof. Therefore, the Company is including this statement for the express purpose of availing itself of the protections of the safe harbor with respect to all of such forward-looking statements. In this Annual Report on Form 10-KSB, the words "anticipates," "believes," "expects," "intends," "estimates," "projects," "will likely result," "will continue," "future" and similar terms and expressions identify forward-looking statements. The forward-looking statements in this Annual Report on Form 10-KSB reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, including specifically the Company's relatively brief operating history, significant historical operating losses and the possibility of future operating losses, the possibility that the Company will need additional financing due to future operating losses or in order to implement the Company's business strategy, the possible diversion of management resources from the day-to-day operations of the Company as a result of recently completed strategic acquisitions and the pursuit of additional strategic acquisitions, potential difficulties resulting from the integration of acquired businesses with the Company's business, other acquisition-related risks, significant competition, risks related to the food products industry, volatility of the market price of the Company's common stock, par value $.01 per share (the "Common Stock"), the possible de-listing of the Common Stock from the Nasdaq SmallCap Market and those other risks and uncertainties discussed herein, that could cause actual results to differ materially from historical results or those anticipated. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this Annual Report on Form 10-KSB will in fact transpire or prove to be accurate. Readers are cautioned to consider the specific risk factors described herein and in "Risk Factors," and not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that may arise after the date hereof. All subsequent written or oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by this section.

ITEM 1. DESCRIPTION OF BUSINESS

BUSINESS

     Poore Brothers, Inc. and its subsidiaries (collectively, the "Company") are engaged in the development, production, marketing and distribution of innovative salty snack food products that are sold primarily through grocery retail chains in the southwestern United States and through vend distributors across the United States. The Company (i) manufactures and sells its own brands of salty snack food products including Poore Brothers(R), Bob's Texas Style(R), and Boulder Potato Company(TM) brand batch-fried potato chips, Tato Skins(R) brand potato snacks and Pizzarias(R) brand pizza chips, (ii) manufactures and sells T.G.I. Friday's(TM) brand salted snacks under license from TGI Friday's Inc. (shipments by Company commenced in October 2000), (iii) manufactures private label potato chips for grocery retail chains, and (iv) distributes and merchandises snack food products that are manufactured by others. For the year ended December 31, 2000, revenues totaled $41,743,007. Approximately 88% of revenues were attributable to products manufactured by the Company (74% branded snack food products, 14% private label products) and approximately 12% of revenues were attributable to the distribution by the Company of snack food products manufactured by other companies. The Company sells most of its products to retailers and vend operators through independent distributors, except for T.G.I. Friday's(TM) brand salted snacks which the Company generally sells directly to retailers.

     Poore Brothers(R), Bob's Texas Style(R) and Boulder Potato Company(TM) brand potato chips are manufactured with a batch-frying process that the Company believes produces potato chips with enhanced crispness and flavor. Poore Brothers(R) potato chips are currently offered in ten flavors, Bob's Texas Style(R) potato chips are currently offered in seven flavors, and Boulder Potato Company(TM) potato chips are currently offered in six flavors. The Company also manufactures potato chips for sale on a private label basis using a continuous frying process. The Company currently has three California and three Arizona grocery chains as customers for its private label potato chips. The Company's potato chips are manufactured at a Company-owned facility in Goodyear, Arizona. See "PRODUCTS" and "MARKETING AND DISTRIBUTION."

     The Company produces Tato Skins(R) brand potato crisps, Pizzarias(R) brand pizza chips, and T.G.I. Friday's(TM) brand salted snacks utilizing a sheeting and frying process that includes patented technology. The Company licenses the patented technology from a third party and has an exclusive right to use the technology within North America until the patents expires between 2004 and 2006. Tato Skins(R) brand potato crisps, Pizzarias(R) brand pizza chips, and T.G.I. Friday's(TM) brand salted snacks are offered in several different flavors and formulations. These products are manufactured at the Company's leased facility in Bluffton, Indiana. The Company acquired the Bluffton, Indiana manufacturing operation in October 1999 as part of its acquisition of Wabash Foods, LLC ("Wabash Foods"). See "PRODUCTS" and "PATENTS AND TRADEMARKS".

     The Company's business objective is to be a leading developer, manufacturer, marketer and distributor of innovative branded salted snack foods by providing high quality products at competitive prices that are superior in taste, texture, flavor variety and brand personality to comparable products. The Company's philosophy is to compete primarily in the market niches not served by the dominant national competition. The Company plans to achieve growth in manufactured product revenues by developing, acquiring and/or licensing snack food brands and growing existing products. In addition, the Company plans to increase distribution and merchandising revenues, and continue to improve its manufacturing capacity utilization. See "BUSINESS STRATEGY."

     The Company's executive offices are located at 3500 South La Cometa Drive, Goodyear, Arizona 85338, and its telephone number is (623) 932-6200.

RISK FACTORS

     BRIEF OPERATING HISTORY; SIGNIFICANT LOSSES TO DATE; ACCUMULATED DEFICIT. Although certain of the Company's subsidiaries have operated for several years, the Company as a whole has a relatively brief operating history upon which an evaluation of its prospects can be made. Such prospects are subject to the substantial risks, expenses and difficulties frequently encountered in the establishment and growth of a new business in the snack food industry, which is characterized by a significant number of market entrants and intense competition. The Company had significant operating losses prior to fiscal 1999. The Company incurred a net loss of $874,091 for the fiscal year ended December 31, 1998, and net income of $74,250 and $729,791 for the fiscal years ended December 31, 1999 and 2000, respectively. At December 31, 2000, the Company had an accumulated deficit of $5,531,993 and net working capital of $770,975. See "ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION."

     Even if the Company is successful in developing, acquiring and/or licensing new brands, and increasing distribution and sales volume of the Company's existing products, it may be expected to incur substantial additional expenses, including advertising and promotional costs, "slotting" expenses (i.e., the cost of obtaining shelf space in certain grocery stores), and integration costs of any future acquisitions. Accordingly, the Company may incur additional losses in the future as a result of the implementation of the Company's business strategy, even if revenues increase significantly. There can be no assurance that the Company's business strategy will prove successful or that the Company will be profitable in the future.

     NEED FOR ADDITIONAL FINANCING. A significant element of the Company's business strategy is the development, acquisition and/or licensing of innovative salted snack food brands, for the purpose of expanding, complementing and/or diversifying the Company's business. In connection with each of the Company's previous brand acquisitions (Bob's Texas Style(R) in November 1998, Tato Skins(R) and Pizzarias(R) in October 1999, and Boulder Potato Company(TM) in June 2000), the Company borrowed funds or assumed additional indebtedness in order to satisfy a portion of the consideration required to be paid by the Company. See "BUSINESS -- COMPANY HISTORY" and "ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION -- LIQUIDITY AND CAPITAL RESOURCES." The Company may, in the future, require additional third party financing (debt or equity) as a result of any future operating losses, in connection with the expansion of the Company's business through non-acquisition means, or in connection with any additional acquisitions completed by the Company. There can be no assurance that any such required financing will be available or, if available, on terms attractive to the Company. Any third party financing obtained by the Company may result in dilution of the equity interests of the Company's shareholders.

     ACQUISITION-RELATED RISKS. In recent years, a significant element of the Company's business strategy has been the pursuit of selected strategic acquisition opportunities for the purpose of expanding, complementing and/or diversifying the Company's business. Strategic acquisitions are likely to continue to comprise an element of the Company's business strategy for the foreseeable future. However, no assurance can be given that the Company will be able to continue to identify, finance and complete additional suitable acquisitions on acceptable terms, or that future acquisitions, if completed, will be successful. The Company's recently completed acquisitions, as well as any future acquisitions, could divert management's attention from the daily operations of the Company and otherwise require additional management, operational and financial resources. See "Business - Company History". Moreover, there can be no assurance that the Company will be able to successfully integrate acquired companies or their management teams into the Company's operating structure, retain management teams of acquired companies on a long-term basis, or operate acquired companies profitably. Acquisitions may also involve a number of other risks, including adverse short-term effects on the
Company's operating results, dependence on retaining key personnel and customers, amortization of acquired intangible assets, and risks associated with unanticipated liabilities or contingencies.

     LEVERAGE; FINANCIAL COVENANTS PURSUANT TO U.S. BANCORP CREDIT AGREEMENT; POSSIBLE ACCELERATION OF INDEBTEDNESS. At December 31, 2000, the Company had outstanding indebtedness under a credit agreement with U.S. Bancorp (the "U.S. Bancorp Credit Agreement") in the aggregate principal amount of $7,601,161. The indebtedness under the U.S. Bancorp Credit Agreement is secured by substantially all of the Company's assets. The Company is required to comply with certain financial covenants pursuant to the U.S. Bancorp Credit Agreement so long as borrowings from U.S. Bancorp thereunder remain outstanding. Should the Company be in default under any of such covenants, U.S. Bancorp shall have the right, upon written notice and after the expiration of any applicable period during which such default may be cured, to demand immediate payment of all of the then unpaid principal and accrued but unpaid interest under the U.S. Bancorp Credit Agreement. At December 31, 2000, the Company was in compliance with all financial covenants under the U.S. Bancorp Credit Agreement (including minimum annual operating results, minimum fixed charge coverage, minimum tangible capital basis, minimum cash flow coverage and minimum debt service coverage requirements), except the annual capital expenditures limit for the year 2000, which noncompliance was waived by U.S Bancorp. There can be no assurance that the Company will be in compliance with the financial covenants in the future. Any acceleration of the borrowings under the U.S. Bancorp Credit Agreement prior to the applicable maturity dates could have a material adverse effect upon the Company. See "ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION--LIQUIDITY AND CAPITAL RESOURCES."

     VOLATILITY OF MARKET PRICE OF COMMON STOCK. The market price of the Common Stock has experienced a high level of volatility since the completion of the Company's initial public offering in December 1996. Commencing with an offering price of $3.50 per share in the initial public offering, the market price of the Common Stock experienced a substantial decline, reaching a low of $0.50 per share (based on last reported sale price of the Common Stock on the NASDAQ SmallCap Market) on December 22, 1998. During fiscal 2000, the market price of the Common Stock (based on last reported sale price of the Common Stock on the Nasdaq SmallCap Market) ranged from a high of $3.00 per share to a low of $1.19 per share. The last reported sales price of the Common Stock on the Nasdaq SmallCap Market on March 23, 2001 was $2.50 per share. There can be no assurance as to the future market price of the Common Stock. See "COMPLIANCE WITH NASDAQ LISTING MAINTENANCE REQUIREMENTS."

     COMPLIANCE WITH NASDAQ LISTING MAINTENANCE REQUIREMENTS. In order for the Company's Common Stock to continue to be listed on the Nasdaq SmallCap Market, the Company is required to be in compliance with certain continued listing standards. One of such requirements is that the bid price of listed securities be equal to or greater than $1.00. As of November 9, 1998, the closing bid price of the Company's Common Stock had remained below $1.00 per share for thirty consecutive trading days. As a result, the Company received a notice from the Nasdaq Stock Market, Inc. ("Nasdaq") that the Company was not in compliance with the closing bid price requirements for continued listing of the Common Stock on the Nasdaq SmallCap Market and that such Common Stock would be de-listed after

February 15, 1999 if the closing bid price was not equal to or greater than $1.00 per share for a period of at least ten consecutive trading days during the ninety-day period ending February 15, 1999. On February 9, 1999, the Company submitted to Nasdaq a request for a hearing to discuss the possibility of obtaining an extension of such ninety-day period. The Company's hearing request was granted by Nasdaq and a hearing was held on April 16, 1999. The de-listing of the Common Stock was stayed pending a determination by Nasdaq after the hearing. On October 19, 1999, the Company was notified by Nasdaq that a determination had been made to permit the Company's Common Stock to continue to be listed on the Nasdaq SmallCap Market. The determination was based upon the Company's compliance with the Nasdaq closing bid price requirement of $1.00 per share and the satisfaction by the Company of various information requests. If, in the future, the Company's Common Stock fails to be in compliance with the minimum closing bid price requirement for at least thirty consecutive trading days or the Company fails to be in compliance with any other Nasdaq continued listing requirements, then the Common Stock could be de-listed from the Nasdaq SmallCap Market. Upon any such de-listing, trading, if any, in the Common Stock would thereafter be conducted in the over-the-counter market on the so-called "pink sheets" or the "Electronic Bulletin Board" of the National Association of Securities Dealers, Inc. ("NASD"). As a consequence of any such de-listing, an investor could find it more difficult to dispose of, or to obtain accurate quotations as to the price of, the Company's Common Stock. See "VOLATILITY OF MARKET PRICE OF COMMON STOCK."

     COMPETITION. The market for salted snack foods, such as those sold by the Company, including potato chips, tortilla chips, dips, pretzels and meat snacks, is large and intensely competitive. Competitive factors in the salted snack food industry include product quality and taste, brand awareness among consumers, access to supermarket shelf space, price, advertising and promotion, variety of snacks offered, nutritional content, product packaging and package design. The Company competes in that market principally on the basis of product taste and quality.

     The snack food industry is primarily dominated by Frito-Lay, Inc., which has substantially greater financial and other resources than the Company and sells brands that are more widely recognized than are the Company's products. Numerous other companies that are actual or potential competitors of the
Company, many with greater financial and other resources (including more employees and more extensive facilities) than the Company, offer products similar to those of the Company. In addition, many of such competitors offer a wider range of products than that offered by the Company. Local or regional markets often have significant smaller competitors, many of who offer batch fried products similar to those of the Company. Expansion of Company operations into new markets has and will continue to encounter significant competition from national, regional and local competitors that may be greater than that encountered by the Company in its existing markets. In addition, such competitors may challenge the Company's position in its existing markets. While the Company believes that its innovative products and methods of operation will enable it to compete successfully, there can be no assurance of its ability to do so.

     PROMOTIONAL AND SHELF SPACE COSTS. Successful marketing of food products generally depends upon obtaining adequate retail shelf space for product display, particularly in supermarkets. Frequently, food manufacturers and distributors, such as the Company, incur additional costs in order to obtain additional shelf space. Whether or not the Company incurs such costs in a particular market is dependent upon a number of factors, including demand for the Company's products, relative availability of shelf space and general competitive conditions. The Company may incur significant shelf space or other promotional costs as a necessary condition of entering into competition in particular markets or stores. If incurred, such costs may materially affect the Company's financial performance.

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

     LACK OF PROPRIETARY MANUFACTURING METHODS FOR CERTAIN PRODUCTS; FUTURE EXPIRATION OF PATENTED TECHNOLOGY LICENSED BY THE COMPANY. The taste and quality of Poore Brothers(R), Bob's Texas Style(R), and Boulder Potato Company(TM) brand potato chips is largely due to two elements of the Company's manufacturing process: its use of batch frying and its use of distinctive seasonings to produce a variety of flavors. The Company does not have exclusive rights to the use of either element; consequently, competitors may incorporate such elements into their own processes.

     The Company licenses patented technology from a third party in connection with the manufacture of its Tato Skins(R), Pizzarias(R) and T.G.I. Friday's(TM) brand products, and has an exclusive right to use such technology within North America until the patents expire between 2004 and 2006. Upon the expiration of the patents, competitors of the Company, certain of which may have significantly greater resources than the Company, may utilize the patented technology in the manufacture of products that are similar to those currently manufactured by the Company with such patented technology. The entry of any such products into the marketplace could have a material adverse effect on sales of Tato Skins(R), Pizzarias(R) and T.G.I. Friday's(TM) brand products by the Company.

     DEPENDENCE UPON MAJOR CUSTOMERS. Two customers of the Company, Fry's Food Stores (a grocery chain that is a subsidiary of Kroger, Inc.) and Vending Services of America (a national vending distributor), accounted for 11% and 15%, respectively, of the Company's 2000 net revenues, with the remainder of the Company's net revenues being derived from sales to a limited number of additional customers, either grocery chains or regional distributors, none of which individually accounted for more than 10% of the Company's revenues for 2000. A decision by any major customer to cease or substantially reduce its purchases could have a material adverse effect on the Company's business.

     RELIANCE ON KEY EMPLOYEES; NON-COMPETE AGREEMENTS. The Company's success is dependent in large part upon the abilities of its executive officers, including Eric J. Kufel, President and Chief Executive Officer, Glen E. Flook, Senior Vice President-Operations, Thomas W. Freeze, Senior Vice President and Chief
Financial Officer, and John M. Silvestri, Senior Vice President-Sales & Marketing. The inability of the Company's executive officers to perform their duties or the inability of the Company to attract and retain other highly qualified personnel could have a material adverse effect upon the Company's business and prospects. The Company does not maintain, nor does it currently contemplate obtaining, "key man" life insurance with respect to such employees. The employment of the executive officers of the Company is on an "at-will" basis. The Company has non-compete agreements with all of its executive officers. See "ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY."

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

     MAJOR SHAREHOLDER; POSSIBLE CHANGE IN CONTROL. As a result of the Wabash Foods acquisition, Capital Foods, LLC ("Capital Foods") (an affiliate of the former owner of Wabash Foods) became the single largest shareholder of the

Company, currently holding approximately 29% of the outstanding shares of Common Stock (without giving effect to the possible exercise of a warrant to purchase 400,000 shares of Common Stock also held by Capital Foods). Accordingly, Capital Foods is in a position to exercise a substantial influence on the business and affairs of the Company. In addition, Renaissance Capital Group, Inc. manages two funds, Renaissance Capital Growth & Income Fund III, Inc. and Renaissance U.S. Growth & Income Trust PLC, which beneficially own approximately 14% and 6%, respectively, of the outstanding shares of Common Stock of the Company. Although the Company is not aware of any plans or proposals on the part of Capital Foods to recommend or undertake any material change in the management or business of the Company, there is no assurance that Capital Foods will not adopt or support any such plans or proposals in the future.

     Apart from transfer restrictions arising under applicable provisions of the securities laws, there are no restrictions on the ability of Capital Foods to transfer any or all of its shares of Common Stock at any time. One or more of such transfers could have the effect of transferring control of the Company, including to one or more parties not currently known to the Company.

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

COMPANY HISTORY

     Messrs. Donald and James Poore (the "Poore Brothers") founded Poore Brothers Foods, Inc. ("PB Foods") in 1986, after substantial experience in the potato chip industry. The Poore Brothers also founded Poore Brothers
Distributing in 1990 and Poore Brothers of Texas in 1991, which provided distribution capabilities for the Company's Poore Brothers(R) brand products. In May 1993, Mark S. Howells, the Company's Chairman, and associated individuals formed Poore Brothers Southeast ("PB Southeast"), which acquired a license from PB Foods to manufacture and distribute Poore Brothers(R) brand products. In November 1994, PB Southeast entered into a Purchase Agreement (the "Purchase Agreement") with PB Foods and its shareholders that provided for the acquisition by PB Southeast of (i) substantially all of the assets, subject to certain liabilities, of PB Foods; (ii) a 100% equity interest in Poore Brothers
Distributing; and (iii) an 80% equity interest in Poore Brothers of Texas. Thereafter, the Company was formed as a holding company and the rights and obligations of PB Southeast under the Purchase Agreement were assigned to the Company. The transactions contemplated by the Purchase Agreement were consummated on May 31, 1995. Subsequent to the acquisition date, the Company acquired the remaining 20% equity interest in Poore Brothers of Texas. The aggregate purchase price paid by the Company in connection with these transactions was $4,057,163.

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

     In December 1996, the Company completed an initial public offering of its Common Stock, pursuant to which 2,250,000 shares of Common Stock were offered and sold to the public at an offering price of $3.50 per share. Of such shares, 1,882,652 shares were sold by the Company. The initial public offering was underwritten by Paradise Valley Securities, Inc. (the "Underwriter"). The net proceeds to the Company from the sale of the 1,882,652 shares of Common Stock, after deducting underwriting discounts and commissions and the expenses of the offering payable by the Company, were approximately $5,300,000. On January 6, 1997, 337,500 additional shares of Common Stock were sold by the Company upon the exercise by the Underwriter of an over-allotment option granted to it in connection with the initial public offering. After deducting applicable underwriting discounts and expenses, the Company received net proceeds of approximately $1,000,000 from the sale of such additional shares.

     In 1997, the Company implemented a restructuring program pursuant to which a number of actions were taken in order to improve the Company's cost structure and provide greater strategic focus, including (a) the sale in June 1997 of an unprofitable distribution business in Houston, Texas and (b) the consolidation of the Company's operations into a newly constructed manufacturing, distribution and headquarters facility in Goodyear, Arizona and, as a result, the closing of an unprofitable manufacturing facility in LaVergne, Tennessee in September 1997.

     On November 4, 1998, the Company acquired the business and certain assets of Tejas Snacks, L.P., a Texas-based potato chip manufacturer, including Bob's Texas Style(R) potato chips brand, inventories and certain capital equipment for a total purchase price of $1,700,000, consisting of: (i) the issuance of 523,077 unregistered shares of Common Stock with a fair value of $450,000, and (ii) a cash payment of approximately $1,250,000.

     On October 7, 1999, the Company acquired Wabash Foods, including the Tato Skins(R) and Pizzarias(R) trademarks. The Company acquired all of the membership interests of Wabash Foods from Pate Foods Corporation for a total purchase price of $12,763,000, consisting of: (i) the issuance of 4,400,000 unregistered shares of Common Stock, (ii) the issuance of a five-year warrant to purchase 400,000 unregistered shares of Common Stock at an exercise price of $1.00 per share, and
(iii) the effective assumption of $8,073,000 in liabilities.

     On June 8, 2000, the Company acquired Boulder Natural Foods, Inc. and the business and certain related assets and liabilities of Boulder Potato Company, a Colorado-based potato chip marketer and distributor. The assets included the Boulder Potato Company(TM) potato chip brand, accounts receivable, inventories, certain other intangible assets and specified liabilities. In consideration for these assets and liabilities, the Company paid a total purchase price of $2,637,000, consisting of: (i) the issuance of 725,252 unregistered shares of Common Stock with a fair value of $1,235,000, (ii) a cash payment of $301,000,
(iii) the issuance of a promissory note to the seller in the amount of $830,000, and (iv) the assumption of $271,000 in liabilities. In addition, the Company may be required to issue additional unregistered shares of Common Stock to the seller on each of the first, second and third anniversary of the closing of the acquisition. Any such issuances will be dependent upon, and will be calculated based upon, increases in sales of Boulder Potato Company(TM) products as compared to previous periods.

BUSINESS STRATEGY

     The Company's business objective is to be a leading developer, manufacturer, marketer and distributor of innovative branded and private label salted snack foods by providing high quality products at competitive prices that are superior in taste, texture, flavor variety and brand personality to comparable products. The Company's philosophy is to compete in the market niches not served by the dominant national competition. The Company plans to achieve growth in manufactured product revenues by developing, acquiring or licensing snack food brands and growing existing products. In addition, the Company plans to increase distribution and merchandising revenues, and continue to improve its manufacturing capacity utilization. The primary elements of the Company's business strategy are as follows:

          DEVELOP, ACQUIRE OR LICENSE INNOVATIVE SNACK FOOD BRANDS. A significant element of the Company's growth strategy is to develop, acquire or license innovative salted snack food brands that provide strategic fit and possess strong brand equity in a geographic region or channel of distribution in order to expand, complement or diversify the Company's existing business. The acquisitions of the Bob's Texas Style(R), Tato Skins(R) and Boulder Potato Company(TM) brands in November 1998, October 1999 and June 2000, respectively, were three such strategic acquisitions. In addition, in October 2000 the Company launched the T.G.I. Friday's(TM) brand salted snacks under a license from TGI Friday's Inc. The Company will continue to seek to develop, acquire or license additional brands with strong, differentiated snack food product opportunities.

          BUILD BRANDED SNACK FOOD REVENUES. The Company plans to build the market share of its branded products through continued trade advertising and promotion activity in selected markets and channels. Marketing efforts include, among other things, joint advertising with distributors, supermarkets and other manufacturers, in-store advertisements and in-store displays. The Company also participates in selected event sponsorships and marketing relationships with the Arizona Diamondbacks baseball team and other professional sports franchises. The Company believes that these events offer opportunities to conduct mass sampling to motivate consumers to try its branded products. Opportunities to achieve new or expanded distribution in alternate channels, such as airlines and the national vend channel, will continue to be targeted. In addition, the Company plans to re-launch the Boulder Potato Company(TM) brand with new packaging for the retail grocery channel.

          IMPROVE MANUFACTURING CAPACITY UTILIZATION. The Company's Arizona and Indiana facilities are currently operating at approximately eighty percent and twenty percent of their respective capacity. The Company believes that additional improvements to manufactured products' gross profit margins are possible with the achievement of the business strategies discussed above.

     Depending on product mix, the existing manufacturing facilities could produce, in the aggregate, up to $125 million in annual revenue volume and thereby further reduce manufacturing product costs.

          The Company currently has arrangements with three California and three Arizona grocery chains for the manufacture and distribution by the Company of their respective private label potato chips, in various types and flavors as specified by them. The Company grew its private label revenues by 53% in 2000 and 60% in 1999 and believes that contract manufacturing opportunities exist. While they are extremely price competitive and can be short in duration, the Company believes that they provide a profitable opportunity for the Company to improve the capacity utilization of its facilities. The Company intends to seek additional private label customers located near its facilities who demand superior product quality at a reasonable price.

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

PRODUCTS

     MANUFACTURED SNACK FOOD PRODUCTS. Poore Brothers(R), Bob's Texas Style(R), and Boulder Potato Company(TM) brand potato chips are marketed by the Company as premium products based on their distinctive combination of cooking method and variety of distinctive flavors. Poore Brothers(R) potato chips are currently offered in ten flavors, Bob's Texas Style(R) potato chips are currently offered in seven flavors, and Boulder Potato Company(TM) potato chips are currently offered in six flavors.

     The Company currently has agreements with three California and three Arizona grocery chains pursuant to which the Company produces their respective private label potato chips in the styles and flavors specified by such grocery chains.

     The Company produces Tato Skins(R) brand potato crisps, Pizzarias(R) brand pizza chips and T.G.I. Friday's(TM) brand salted snacks utilizing a sheeting and frying process that includes patented technology utilized by the Company. The Company licenses the technology from a third party and has an exclusive right to use the technology within North America until the patents expire between 2004 and 2006. See "PATENTS AND TRADEMARKS." Tato Skins(R) brand potato crisps, Pizzarias(R) brand pizza chips, and T.G.I. Friday's(TM) brand salted snacks are offered in several different flavors and formulations.

     DISTRIBUTED SNACK FOOD PRODUCTS. The Company purchases and resells throughout Arizona snack food products manufactured by others. Such products include pretzels, tortilla chips, dips, and meat snacks. The Company merchandises, but does not purchase and resell, snack food products for a major grocery retailer in south/central Texas. In addition to the Company's Bob's Texas Style(R) brand products, Tejas Distributing merchandises such products as private label potato chips, tortilla chips, pretzels and cheese puffs manufactured by other companies.

MANUFACTURING

     The Company believes that a key element of the success to date of the Poore Brothers(R), Bob's Texas Style(R) and Boulder Potato Company(TM) brand potato chips has been the Company's use of certain cooking techniques and key ingredients in the manufacturing process to produce potato chips with improved flavor. These techniques currently involve two elements: the Company's use of a batch frying process, as opposed to the conventional continuous line cooking method, and the Company's use of distinctive seasonings to produce potato chips in a variety of flavors. The Company believes that although the batch frying process produces less volume, it is superior to conventional continuous line cooking methods because it enhances crispness and flavor through greater control over temperature and other cooking conditions.

     In September 1997, the Company consolidated all of its manufacturing operations into its present facility in Goodyear, Arizona, which was newly constructed at the time and, in connection therewith, discontinued manufacturing operations at a facility in LaVergne, Tennessee. In 1999, the Company purchased and installed additional batch frying equipment in the Goodyear facility. The Goodyear facility has the capacity to produce approximately 3,500 pounds of potato chips per hour, with approximately 1,400 pounds of such capacity used to batch fry the Company's branded products and 2,100 pounds of such capacity used to continuous fry the Company's private label products. The Company owns additional batch frying equipment which, if needed, could be installed without significant time or cost. The Arizona facility is operating currently at approximately eighty percent of capacity.

     The Company's manufacturing facility in Bluffton, Indiana includes three fryer lines that can produce an aggregate of approximately 9,000 pounds per hour of Tato Skins(R), Pizzarias(R) and T.G.I. Friday's(TM) brand products. The Indiana facility is operating currently at approximately twenty percent of capacity.

     On October 28, 2000, the Company experienced a fire at the Goodyear, Arizona manufacturing plant, causing a temporary shutdown of manufacturing operations at the facility. There was extensive damage to the roof and equipment utilities in the potato chip processing area. Third party manufacturers agreed to provide the Company with production volume to satisfy nearly all of the Company's anticipated customers' needs during the shutdown. The Company continued to season and package the bulk product received from third party manufacturers. The Company estimates full production will resume in March of

2001. The Company believes that its property and business interruption insurance and the actions taken by the Company to ensure product supply should help to mitigate the potential adverse impact from the fire on results of operations.

     There can be no assurance that the Company will obtain sufficient business to recoup the costs of its investment in its manufacturing facilities. See "ITEM
2. DESCRIPTION OF PROPERTY."

MARKETING AND DISTRIBUTION

     The Company's potato chip products are distributed primarily by a select group of independent distributors. Poore Brothers(R) brand potato chip products have achieved significant market presence in Arizona, New Mexico, Southern California, Hawaii, St. Louis, Missouri and Grand Rapids, Michigan. The
Company's Bob's Texas Style(R) brand potato chip products have achieved significant market presence in south/central Texas, including Houston, San Antonio and Austin. The Company's Boulder Potato Company(TM) brand potato chip products have achieved significant market presence in Colorado and in natural food stores across the country.

     The Company's Poore Brothers(R), Tato Skins(R), Pizzarias(R), and T.G.I. Friday's(TM) brand snack food products have achieved significant market presence in the vending channel nationwide through an independent network of brokers and distributors, particularly in the mid-west and eastern regions. The Company attributes the success of its products in these markets to consumer loyalty. The Company believes this loyalty results from the products' differentiated taste, texture and flavor variety which result from its manufacturing processes.

     The Company has retained Marketing Specialists Corporation, a leading national sales and marketing agency with over 6,000 employees and 65 offices nationwide. Marketing Specialists will introduce T.G.I. Friday'sTM brand salted snacks on behalf of Poore Brothers in the grocery, convenience store and drug store channels. In addition, the Company has commenced initial shipments of T.G.I. Friday's(TM) brand salted snacks to club stores across the country and expects to commence initial shipments to selected mass merchandisers' stores during 2001.

     The Company's Arizona distribution business operates throughout Arizona, with 45 independently operated service routes. Each route is operated by an independent distributor who merchandises as many as 125 items at major grocery store chains in Arizona, such as Albertson's, ABCO, Basha's, Fry's, and Safeway stores. In addition to servicing major supermarket chains, the Company's distributors service many independent grocery stores, club stores (including Price/Costco and SAM's Club), and military facilities throughout Arizona. In addition to Poore Brothers(R) brand products, the Company distributes throughout Arizona a wide variety of snack food items manufactured by other companies, including pretzels, tortilla chips, cheese puffs, dips, and meat snacks.

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

     Successful marketing of the Company's products depends, in part, upon obtaining adequate shelf space for such products, particularly in supermarkets and vending machines. Frequently, the Company incurs additional marketing costs in order to obtain additional shelf space. Whether or not the Company will continue to incur such costs in the future will depend upon a number of factors, including demand for the Company's products, relative availability of shelf space and general competitive conditions. The Company may incur significant shelf space or other promotional costs as a necessary condition of entering into competition in particular markets or stores. Any such costs may materially affect the Company's financial performance.

     The Company's marketing programs are designed to increase product trial and build brand awareness in core markets. Most of the Company's marketing spending is focused on trade advertising and trade promotions designed to attract new consumers to the products at a reduced retail price. The Company's marketing programs also include selective event sponsorship designed to increase brand awareness and to provide opportunities to mass sample branded products. Sponsorship of the Arizona Diamondbacks typifies the Company's efforts to reach targeted consumers and provide them with a sample of the Company's products to encourage new and repeat purchases.

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

CUSTOMERS

     Two customers of the Company, Fry's Food Stores (a grocery chain that is a subsidiary of Kroger, Inc.) and Vending Services of America (a national vending distributor), accounted for 11% and 15%, respectively, of the Company's 2000 net revenues. The remainder of the Company's revenues were derived from sales to a limited number of additional customers, either grocery chains, club stores or regional distributors, none of which individually accounted for more than 10% of the Company's sales in 2000. A decision by any of the Company's major customers to cease or substantially reduce their purchases could have a material adverse effect on the Company's business.

MARKET OVERVIEW AND COMPETITION

     According to the Snack Food Association ("SFA"), the U.S. market for salted snack foods reached $19.4 billion at retail in 1999 (the latest year for which data is available) with potato chips, tortilla chips, pretzels and potato crisps, accounting for approximately 62% of the market, and corn snacks, popcorn, nuts, meat snacks and other products accounting for the balance. Total salted snack sales, in dollar terms, increased every year from 1990 through 1999, ranging from an increase of 8.5% (in 1997) to 0.3% (in 1995), with a 1999 increase of 6.2%. Potato chip, tortilla chips, pretzels and potato crisps combined sales have similarly increased, with 1999 retail sales of $12.0 billion, a 2.4% increase over 1998 sales of $11.7 billion.

     The Company's products compete generally against other salty snack foods, including potato chips, tortilla chips and pretzels. The salty snack food industry is large and highly competitive and is dominated primarily by
Frito-Lay, Inc., a subsidiary of PepsiCo, Inc. Frito-Lay, Inc. possesses substantially greater financial, production, marketing, distribution and other resources than the Company and brands that are more widely recognized than the Company's products. Numerous other companies that are actual or potential competitors of the Company, many with greater financial and other resources (including more employees and more extensive facilities) than the Company, offer products similar to those of the Company. In addition, many of such competitors offer a wider range of products than offered by the Company. Local or regional markets often have significant smaller competitors, many of whom offer products similar to those of the Company. Expansion of the Company's operations into new markets has and will continue to encounter significant competition from national, regional and local competitors that may be greater than that encountered by the Company in its existing markets. In addition, such competitors may challenge the Company's position in its existing markets. While the Company believes that its innovative products and methods of operation will enable it to compete successfully, there can be no assurance of its ability to do so.

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

EMPLOYEES

     As of December 31, 2000, the Company had 190 full-time employees, including 155 in manufacturing and distribution, 14 in sales and marketing and 21 in administration and finance. The Company's employees are not represented by any collective bargaining organization and the Company has never experienced a work stoppage. The Company believes that its relations with its employees are good.

PATENTS AND TRADEMARKS

     The Company produces Tato Skins(R) brand potato crisps, Pizzarias(R) brand pizza chips, and T.G.I. Friday's(TM) brand salted snacks utilizing a sheeting and frying process that includes patented technology that the Company licenses from Miles Willard Technologies, LLC, an Idaho limited liability company ("Miles Willard"). Pursuant to the license agreement between the Company and Miles Willard, the Company has an exclusive right to use the patented technology within North America until the patents expire between 2004 and 2006. In consideration for the use of these patents, the Company is required to make royalty payments to Miles Willard on sales of products manufactured utilizing the patented technology.

     The Company owns the following trademarks, which are registered in the United States: Poore Brothers(R), An Intensely Different Taste(R), Texas Style(R), Boulder Potato Company(TM), Tato Skins(R), O'Boisies(R), Pizzarias(R), Braids(R) and Knots(R). The Company licenses the T.G.I. Friday's(TM) brand salted snacks trademark from TGI Friday's Inc. under a multi-year agreement in which the Company is required to make royalty payments on sales of T.G.I. Friday's(TM) brand salted snack products and is required to achieve certain minimum sales levels during the contract term. The Company considers its trademarks to be of significant importance in the Company's business. The Company is not aware of any circumstances that would have a material adverse effect on the Company's ability to use its trademarks.

ITEM 2.  DESCRIPTION OF PROPERTY

     The Company owns a 60,000 square foot facility located on 7.7 acres of land in Goodyear, Arizona, approximately 15 miles west of Phoenix, Arizona. Construction of this new facility was completed in June 1997. In August 1997, the Company completed the transition of all of its Arizona operations into the new facility. The site will enable the Company to expand its facilities in the future to a total building size of 120,000 square feet. The facility is financed by a mortgage with Morgan Guaranty Trust Company of New York that matures in June 2012. On October 28, 2000, the Company experienced a fire at the Goodyear, Arizona plant, causing a temporary shutdown of manufacturing operations at the facility. There was extensive damage to the roof and equipment utilities in the potato chip processing area. Third party manufacturers agreed to provide the Company with production volume to satisfy nearly all of the Company's anticipated customers' needs during the shutdown. The Company continued to season and package the bulk product received from third party manufacturers. The Company estimates full production will resume in March of 2001. The Company believes that its property and business interruption insurance and the actions taken by the Company to ensure product supply should help to mitigate the potential adverse impact from the fire on results of operations.

     The Company leases a 140,000 square foot facility located in Bluffton, Indiana, approximately 20 miles south of Ft. Wayne, Indiana. Prior to the Keebler Company's acquisition of the facility in 1980, the plant contained three pretzel lines with 40,000 square feet of processing space and 40,000 square feet of warehousing space. In 1985, the Keebler Company completed a 60,000 square foot fryer room addition and installed the three fryer lines that still operate in the facility. The Company has entered into a lease expiring in April 2018 with respect to the facility with two five-year renewal options. Monthly lease payments are $20,000 per month for the remainder of the lease term with an annual CPI adjustment. The Company is responsible for all insurance costs, utilities and real estate taxes.

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

                                                         SALES PRICES
                                                      -----------------
     PERIOD OF QUOTATION                              HIGH         LOW
     -------------------                              ----         ---
     Fiscal 1999:
          First Quarter                               $0.94       $0.53
          Second Quarter                              $1.88       $0.66
          Third Quarter                               $1.39       $1.00
          Fourth Quarter                              $1.75       $1.25

     Fiscal 2000:
          First Quarter                               $2.06       $1.19
          Second Quarter                              $1.94       $1.31
          Third Quarter                               $3.00       $1.63
          Fourth Quarter                              $2.75       $1.94

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

     On  March  25,  2001,   there  were  15,004,765   shares  of  Common  Stock
outstanding. As of such date, the shares of Common Stock were held of record by approximately 3,250 shareholders.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

     YEAR ENDED DECEMBER 31, 2000 COMPARED TO THE YEAR ENDED DECEMBER 31, 1999

     Net revenues  for the year ended  December  31, 2000 were  $41,743,000,  up
$18,468,000,   or  79%,  from  $23,275,000  for  1999.  Revenues  from  products manufactured by the Company accounted for 88% and 80% of the revenues in 2000 and 1999, respectively, while revenues from products manufactured by others accounted for 12% and 20% in 2000 and 1999, respectively. Manufactured products segment revenues, from sales of branded and private label product, increased $18,007,000, or 97%, including $13,120,000 in connection with the Wabash Foods acquisition in October 1999 and the Boulder Natural Foods acquisition in June 2000, and the remaining $4,887,000 (representing a 23% increase) in connection with increased sales of the Poore Brothers(R) and Bob's Texas Style(R) potato chip brands and private label products. Revenues from the distribution and merchandising of products manufactured by others increased $460,000, or 10%, due to increased sales of distributed product lines.

     Gross profit for the year ended December 31, 2000, was $10,392,000, or 25% of net sales, as compared to $5,707,000, or 25% of net sales, for 1999. The $4,685,000 increase, or 82%, in gross profit resulted from the increased volume of manufactured products. On October 28, 2000, the Company experienced a fire at the Goodyear, Arizona manufacturing plant, causing a temporary shutdown of manufacturing operations at the facility. See "LIQUIDITY AND CAPITAL RESOURCES."

     Selling, general and administrative expenses increased to $8,447,000, or 20% of net revenues for the year ended December 31, 2000, from $4,764,000, or 20% of net revenues for 1999. This represented a $3,683,000 increase, or 77%, compared to 1999, primarily due to an increase of $2,524,000 in sales, advertising and promotional spending in support of the 79% increase in sales volume and $577,000 of administrative costs associated with the Wabash and Boulder acquisition operations.

     Net interest expense increased to $1,177,000 for the year ended December 31, 2000 from $750,000 for 1999. This increase was due to lower interest income of $30,000 on investments and increased interest expense of $398,000 on indebtedness related to the Wabash and Boulder acquisitions.

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

     The Company's net income for the year ended December 31, 2000 was $730,000, and the net income for the year ended December 31, 1999 was $74,000. The increase in net income was attributable primarily to the increased gross profit offset by higher selling, general and administrative expenses.

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

LIQUIDITY AND CAPITAL RESOURCES

     Net working capital was approximately $771,000 (a current ratio of 1.1:1) and $780,000 (a current ratio of 1.2:1) at December 31, 2000 and 1999, respectively. For the fiscal year ended December 31, 2000, the Company generated cash flow of $2,618,000 from operating activities, principally from operating results and non-cash charges, invested $635,000 in new equipment, and made $2,053,000 in payments on long-term debt.

     On October 28, 2000, the Company experienced a fire at the Goodyear, Arizona manufacturing plant, causing a temporary shutdown of manufacturing operations at the facility. There was extensive damage to the roof and equipment utilities in the potato chip processing area. Third party manufacturers agreed to provide the Company with production volume to satisfy nearly all of the Company's anticipated customers' needs during the shutdown. The Company continued to season and package the bulk product received from third party manufacturers. The Company estimates full production will resume in March of 2001. The Company believes that its property and business interruption insurance and the actions taken by the Company to ensure product supply should help to mitigate the potential adverse impact from the fire on results of operations and capital resources. The Company identified and recorded approximately $1.4 million of incremental expenses incurred as a result of the fire, primarily associated with outsourcing production. These extra expenses were charged to "cost of revenue" and offset by a $1.4 million credit representing estimated future insurance proceeds. As of December 31, 2000, the Company had been advanced $0.5 million of the $1.4 million by its insurance company as partial reimbursement.

     On October 7, 1999, the Company signed a $9.15 million Credit Agreement with U.S. Bancorp (the "U.S. Bancorp Credit Agreement") consisting of a $3.0 million working capital line of credit (the "U.S. Bancorp Line of Credit"), a $5.8 million term loan (the "U.S. Bancorp Term Loan A") and a $350,000 term loan (the "U.S. Bancorp Term Loan B"). Borrowings under the U.S. Bancorp Credit Agreement were used to pay off a $2.5 million line of credit and a $0.5 million term loan previously obtained by the Company from Wells Fargo Business Credit, Inc. ("Wells Fargo"), to refinance indebtedness effectively assumed by the Company in connection with the acquisition of Wabash Foods in October 1999, and will be used in the future for general working capital needs. The U.S. Bancorp Line of Credit bears interest at an annual rate of prime plus 1% and matures in October 2002. The U.S. Bancorp Term Loan A bears interest at an annual rate of prime and requires monthly principal payments of approximately $74,000, plus interest, until maturity on July 1, 2006. The U.S. Bancorp Term Loan B bears interest at an annual rate of prime plus 2.5% and requires monthly principal payments of approximately $29,000, plus interest, until maturity on March 31, 2001. In June 2000, the U.S Bancorp Credit Agreement was amended to include an additional $300,000 term loan (the "U.S. Bancorp Term Loan C") and to refinance the $715,000 non-interest bearing note due to U.S. Bancorp on June 30, 2000. Proceeds from the U.S. Bancorp Term Loan C were used in connection with the Boulder acquisition. The U.S. Bancorp Term Loan C bears interest at an annual rate of prime plus 2% and requires monthly principal payments of approximately $12,500, plus interest, until maturity on August 1, 2002. The Company made a payment of $200,000 on the $715,000 and refinanced the balance in a term loan (the "U.S. Bancorp Term Loan D"). The U.S. Bancorp Term Loan D bears interest at an annual rate of prime plus 2% and requires monthly principal payments of approximately $21,500, plus interest, until maturity on June 30, 2002. The U.S. Bancorp Credit Agreement is secured by accounts receivable, inventories, equipment and intangibles. Borrowings under the U.S. Bancorp Line of Credit are limited to 80% of eligible receivables and 60% of eligible inventories, and at December 31, 2000, the Company had a borrowing base of approximately $2,934,000 under the U.S. Bancorp Line of Credit. The U.S. Bancorp Credit Agreement requires the Company to be in compliance with certain financial covenants, including a minimum cash flow coverage ratio, a minimum debt service coverage ratio, minimum annual operating results, a minimum tangible capital base and a minimum fixed charge coverage ratio. At December 31, 2000, the Company was in compliance with all of the financial covenants, except the annual capital expenditures limit of $335,000. U.S. Bancorp has waived the non-compliance for 2000. Management believes that the fulfillment of the Company's plans and objectives will enable the Company to attain a sufficient level of profitability to remain in compliance with these financial performance criteria. There can be no assurance, however, that the Company will attain any such profitability and remain in compliance. Any acceleration under the U.S. Bancorp Credit Agreement prior to the scheduled maturity of the U.S. Bancorp Line of Credit or the U.S. Bancorp Term Loans could have a material adverse effect upon the Company. As of December 31, 2000, there was an outstanding balance of $1,907,859 on the U.S. Bancorp Line of Credit, $4,982,051 on the U.S. Bancorp Term Loan A, $87,500 on the U.S. Bancorp Term Loan B, $237,500 on the U.S. Bancorp Term Loan C, and $386,250 on the U.S. Bancorp Term Loan D. On October 7, 1999, pursuant to the terms of the U.S. Bancorp Credit Agreement, the Company issued to U.S. Bancorp a warrant (the "U.S. Bancorp Warrant") to purchase 50,000 shares of Common Stock for an exercise price of $1.00 per share. The U.S. Bancorp warrant is exercisable until October 7, 2004, the date of termination of the U.S. Bancorp Warrant, and provides the holder thereof certain piggyback registration rights.

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

     The Company has entered into a variety of capital and operating leases for the acquisition of equipment and vehicles. The leases generally have five-year terms, bear interest at rates from 8.2% to 12.4%, require monthly payments, expire at various times through 2007 and are collateralized by the related equipment.

     At December 31, 2000, the Company had an outstanding 9% Convertible Debentures due July 1, 2002 ("9% Convertible Debentures") in the principal amount of $481,115 held by Wells Fargo. The 9% Convertible Debentures, which were issued in 1995 pursuant to a Debenture Loan Agreement (the "Debenture Loan Agreement"), are secured by land, building, equipment and intangibles. Interest on the 9% Convertible Debentures is paid by the Company on a monthly basis. Monthly principal payments of approximately $5,000 are required to be made by the Company on the 9% Convertible Debentures through June 2002 with the remaining balance due on July 1, 2002. In November 1999, Renaissance Capital, a former holder of 9% Convertible Debentures, converted 50% ($859,047 principal amount) of its 9% Convertible Debentures holdings into 859,047 shares of Common Stock and, in December 2000, Renaissance Capital converted the remaining 50% ($859,047 principal amount) of its 9% Convertible Debentures holdings into 859,047 shares of Common Stock. For the period November 1, 1999 through December 31, 2000, Renaissance Capital waived all mandatory principal redemption payments and accepted 30,000 unregistered shares of the Company's Common Stock and a warrant to purchase 60,000 shares of common stock at $1.50 per share in lieu of cash interest payments. The holders of the 9% Convertible Debentures previously granted the Company a waiver for noncompliance with a financial ratio effective through June 30, 1999. As consideration for the granting of such waiver in February 1998, the Company issued warrants to Renaissance Capital and Wells Fargo, representing the right to purchase 25,000 and 7,143 shares of the Company's Common Stock, respectively, at an exercise price of $1.00 per share. Each warrant became exercisable upon issuance and expires on July 1, 2002. As a result of an event of default (including the failure of the Company to comply with certain financial ratios), the holder(s) of the 9% Convertible Debentures have the right, upon written notice and after a thirty-day period during which such default may be cured, to demand immediate payment of the then unpaid principal and accrued but unpaid interest under the 9% Convertible Debentures. The Company is currently in compliance with the required financial ratios.

     At December 31, 2000, the Company had net operating loss carryforwards available for federal income taxes of approximately $4.8 million. A valuation allowance has been provided for the full amount of the net operating loss carryforward since the Company believes the realizability of the deferred tax asset does not meet the more likely than not criteria under SFAS 109, "Accounting for Income Taxes." The Company's accumulated net operating loss carryforwards will begin to expire in varying amounts between 2010 and 2018.

MANAGEMENT'S PLANS

     In connection with the implementation of the Company's business strategy, the Company may incur additional operating losses in the future and is likely to require future debt or equity financings (particularly in connection with future strategic acquisitions). Expenditures relating to acquisition-related integration costs, market and territory expansion and new product development may adversely affect selling, general and administrative expenses and consequently may adversely affect operating and net income. These types of expenditures are expensed for accounting purposes as incurred, while revenue generated from the result of such expansion may benefit future periods. Management believes that the Company will generate positive cash flow from operations, during the next twelve months, which along with its existing working capital and borrowing facilities, should enable the Company to meet its operating cash requirements through 2001. The belief is based on current operating plans and certain assumptions, including those relating to the Company's future revenue levels and expenditures, industry and general economic conditions and other conditions. If any of these factors change, the Company may require future debt or equity financings to meet its business requirements. There can be no assurance that any required financings will be available or, if available, on terms attractive to the Company.

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

ITEM 7. FINANCIAL STATEMENTS

                                                                            PAGE
                                                                            ----
REPORTS
Report of independent public accountants with respect to financial
  statements for the years ended December 31, 2000 and 1999                   23

FINANCIAL STATEMENTS
Consolidated balance sheets as of December 31, 2000 and 1999                  24
Consolidated statements of operations for the years ended
December 31, 2000 and 1999                                                    25
Consolidated statements of shareholders' equity for the years
ended December 31, 2000 and 1999                                              26
Consolidated statements of cash flows for the years ended
December 31, 2000 and 1999                                                    27
Notes to consolidated financial statements                                    28

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

     The executive officers and Directors of the Company, and their ages, are as follows:

     NAME                   AGE                      POSITION
     ----                   ---                      --------
     Eric J. Kufel          34     President, Chief Executive Officer, Director
     Glen E. Flook          42     Senior Vice President-Operations
     Thomas W. Freeze       49     Senior Vice President, Chief Financial
                                   Officer, Treasurer, Secretary, and Director
     John M. Silvestri      45     Senior Vice President-Sales & Marketing
     Mark S. Howells        47     Chairman, Director
     Thomas E. Cain         46     Director
     James W. Myers         66     Director
     Robert C. Pearson      65     Director
     Aaron M. Shenkman      60     Director

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

GLEN E. FLOOK. Mr. Flook has served as Senior Vice President-Operations since May 2000 and as Vice President-Manufacturing from March 1997 to May 2000. From January 1994 to February 1997, Mr. Flook was employed by The Dial Corporation as a Plant Manager for a manufacturing operation that generated $40 million in annual revenues. From January 1983 to January 1994, Mr. Flook served in various capacities with Frito-Lay, Inc., including Plant Manager and Production Manager.

THOMAS W. FREEZE. Mr. Freeze has served as Senior Vice President since May 2000, as Chief Financial Officer, Secretary and Treasurer since April 1997, and as a Director since October 1999. From April 1997 to May 2000, Mr. Freeze served as a Vice President of the Company. From April 1994 to April 1997, Mr. Freeze served as Vice President, Finance and Administration - Retail of New England Business Service, Inc. From October 1989 to April 1994, Mr. Freeze served as Vice President, Treasurer and Secretary of New England Business Service, Inc.

JOHN M. SILVESTRI. Mr. Silvestri has been Senior Vice President-Sales & Marketing since September 2000. From August 1998 to August 2000, Mr. Silvestri served as Regional Vice President of Brach's Confections, Inc. From 1983 to August 1998, Mr. Silvestri served in various sales and marketing capacities for M&M/Mars Inc., including most recently from July 1996 to July 1998 as National Sales Manager. Prior to his positions at M&M/Mars Inc., Mr. Silvestri served in several sales positions for Procter & Gamble.

MARK S. HOWELLS. Mr. Howells has served as Chairman of the Board of the Company since March 1995. For the period from March 1995 to August 1995, Mr. Howells also served as President and Chief Executive Officer of the Company. He served as the Chairman of the Board of PB Southeast, a former subsidiary of the Company, from its inception in May 1993 until it was dissolved in 1999 and served as its President and Chief Executive Officer from May 1993 to August 1994. From 1988 to May 2000, Mr. Howells served as the Chief Executive Officer of Puglisi Howells & Co. (formerly Arizona Securities Group, Inc.), a registered securities broker-dealer. Since May 2000, Mr. Howells has devoted a majority of his time to serving as the President and Chairman of M.S. Howells & Co., a registered securities broker-dealer. Mr. Howells is also the founder and President of Audesi Capital Management LLC, a registered investment adviser formed in 2001, and founder and Chief Executive Officer of TheHEDGE.COM LLC, operator of an internet web site devoted to providing services to hedge fund managers and accredited investors.

THOMAS E. CAIN. Mr. Cain has served as a Director since September 2000. Mr. Cain has been Chairman of Frontstep distribution.com since 1999. From 1991 to 1999, Mr. Cain was President and Chief Executive Officer of Distribution Architects International, Inc., a distribution and logistics software developer and marketer. Mr. Cain has extensive experience in software development, e-commerce and supply chain management.

JAMES W. MYERS. Mr. Myers has served as a Director since January 1999. Mr. Myers has been President of Myers Management & Capital Group, Inc., a consulting firm specializing in strategic, organizational and financial advisory services to CEO's, since January 1996. From December 1989 to December 1995, Mr. Myers served as President of Myers, Craig, Vallone & Francois, Inc., a management and corporate finance consulting firm. Previously, Mr. Myers was an executive with a variety of consumer goods companies. Mr. Myers is currently a director of ILX Resorts, Inc., a publicly traded time-share sales and resort property company and Sedona Worldwide, Inc. a publicly traded distributor of personal care products.

ROBERT C. PEARSON. Mr. Pearson has served as a Director of the Company since March 1996. Mr. Pearson has been Senior Vice President-Corporate Finance for Renaissance Capital Group, Inc. since April 1997. Previously, Mr. Pearson had been an independent financial and management consultant specializing in investments with emerging growth companies. He has performed services for Renaissance Capital Partners ("RCP") in connection with the Company and other RCP investments. RCP is the operating manager of Renaissance Capital, the former owner of 9% Convertible Debentures and currently a shareholder of the Company. See "ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION - LIQUIDITY AND CAPITAL Resources". From 1990 to 1994, Mr. Pearson served as Executive Vice President and Chief Financial Officer of Thomas Group, Inc., a publicly traded consulting firm. Prior to 1990, Mr. Pearson was Vice President-Finance of Texas Instruments, Incorporated. Mr. Pearson is currently a director of CaminoSoft Corp. (a publicly traded distributor of consumables for laser printers) and Advanced Power Technology, Inc. (a publicly traded semiconductor manufacturer).

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

ITEMS 9-12. DOCUMENTS INCORPORATED BY REFERENCE

     Information with respect to a portion of Item 9 and Items 10, 11 and 12 of Form 10-KSB is hereby incorporated by reference into this Part III of the Annual Report of Form 10-KSB from the Company's Proxy Statement relating to the Company's 2001 Annual Meeting of Shareholders to be filed by the Company with the Commission on or about April 17, 2001.

ITEM 13. EXHIBITS AND REPORTS OF FORM 8-K

     The following documents are filed as part of this Annual Report on Form 10-KSB:

     (a) The following exhibits as required by Item 601 of Regulation S-B:

EXHIBIT
NUMBER                                  DESCRIPTION
------                                  -----------
3.1   -- Certificate of Incorporation of the Company filed with the Secretary of State of the State of
         Delaware on February 23, 1995. (1)
3.2   -- Certificate of Amendment to the Certificate of Incorporation of the Company filed with the
         Secretary of State of the State of Delaware on March 3, 1995. (1)
3.3   -- Certificate of Amendment to the Certificate of Incorporation of the Company filed with the
         Secretary of State of the State of Delaware on October 7, 1999. (Incorporated by reference to the
         Company's definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange
         Commission on September 15, 1999.)
3.4   -- By-Laws of the Company. (1)
4.1   -- Specimen Certificate for shares of Common Stock. (1)
4.2   -- Form of Underwriter's Warrant issued by the Company to Paradise Valley Securities, Inc.
         on December 11, 1996. (1)
4.3   -- Convertible Debenture Loan Agreement dated May 31, 1995 by and among the Company (and certain of its subsidiaries), Renaissance Capital and Wells Fargo. (1)
4.4   -- 9.00% Convertible Debenture dated May 31, 1995, issued by the Company to Renaissance
         Capital. (1)
4.5   -- 9.00% Convertible Debenture dated May 31, 1995, issued by the Company to Wells Fargo. (1)
4.6   -- Form of Warrant issued as of February 1998 to Renaissance Capital and Wells Fargo. (3)
4.7   -- Warrant dated November 4, 1998, issued by the Company to Norwest. (4)
4.8   -- Warrant to purchase 400,000 shares of Common Stock, issued by the Company to Wabash Foods on October 7, 1999. (Incorporated by reference to the Company's definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on September 15, 1999.)
4.9   -- Form of Revolving Note, Term Note A and Term Note B issued by the Company to U.S. Bancorp
         Republic Commercial Finance, Inc. on October 7, 1999. (5)
4.10  -- Warrant to purchase 50,000 shares of Common Stock, issued by the Company to U.S. Bancorp
         Republic Commercial Finance, Inc. on October 7, 1999. (5)
4.11  -- Form of Term Note C and Term Note D issued by the Company to U.S. Bancorp as of June 30,
         2000. (7)
10.1  -- Non-Qualified Stock Option Agreements dated August 1, 1995, August 31, 1995 and February 29,
         1996, by and between the Company and Mark S. Howells. (1)
10.2  -- Non-Qualified  Stock Option  Agreements dated August 1, 1995,  August 31, 1995 and February
         29, 1996, by and between the Company and Jeffrey J. Puglisi. (1)
10.3  -- Non-Qualified Stock Option Agreement dated August 1, 1995, by and between the Company and
         Parris H. Holmes, Jr. (1)
10.4  -- Form of Security Agreements dated May 31, 1995, by and among Renaissance Capital, Wells
         Fargo and the Company (and certain of its subsidiaries). (1)
10.5  -- Equipment Lease Agreement dated December 12, 1995, by and between PB Arizona and FINOVA
         Capital Corporation. (1)
10.6  -- Guaranty dated December 12, 1995, issued by the Company to FINOVA Capital Corporation. (1)
10.7  -- Agreement dated August 29, 1996, by and between the Company and Westminster Capital, Inc.
         ("Westminster"), as amended. (1)
10.8  -- Amendment No. 1 dated October 14, 1996, to Warrant dated September 11, 1996, issued by the
         Company to Westminster. (1)
10.9  -- Letter Agreement dated November 5, 1996, amending the Non-Qualified Stock Option Agreement dated February 29, 1996, by and between the Company and Mark S. Howells. (1)
10.10 -- Letter Agreement dated November 5, 1996, amending the Non-Qualified Stock Option Agreement dated February 29, 1996, by and between the Company and Jeffrey J. Puglisi. (1)
10.11 -- Non-Qualified Stock Option Agreement dated as of October 22, 1996, by and between the
         Company and Mark S. Howells. (1)
10.12 -- Letter Agreement dated as of November 5, 1996, by and between the Company and Jeffrey J.
         Puglisi. (1)
10.13 -- Letter Agreement dated as of November 5, 1996, by and between the Company and David J. Brennan. (1)
10.14 -- Stock Option Agreement dated October 22, 1996, by and between the Company and David J. Brennan. (1)

EXHIBIT
NUMBER                                  DESCRIPTION
------                                  -----------
10.15 -- Letter Agreement dated November 1, 1996, by and among the Company, Mark S. Howells, Jeffrey J.
         Puglisi, David J. Brennan and Parris H. Holmes, Jr. (1)
10.16 -- Letter Agreement dated December 4, 1996, by and between the Company and Jeffrey J. Puglisi, relating to stock options. (1)
10.17 -- Letter Agreement dated December 4, 1996, by and between the Company and Mark S. Howells, relating to stock options. (1)
10.18 -- Letter  Agreement  dated  December 4, 1996,  by and between  the Company and Parris H.
         Holmes, Jr., relating to stock options. (1)
10.19 -- Letter Agreement dated December 4, 1996, by and between the Company and David J. Brennan, relating to stock options. (1)
10.20 -- Form of Underwriting Agreement entered into on December 6, 1996, by and between the Company,
         Paradise Valley Securities, Inc., Renaissance Capital and Wells Fargo. (Incorporated by
         reference to Amendment No. 4 to the Company's Registration Statement on Form SB-2,
         Registration No. 333-5594-LA.)
10.21 -- Employment Agreement dated January 24, 1997, by and between the Company and Eric J. Kufel. (2)
10.22 -- First Amendment to Employment Agreement dated February 2, 1997, by and between the Company and David J. Brennan. (2)
10.23 -- Employment Agreement dated February 14, 1997, by and between the Company and Glen E. Flook. (2)
10.24 -- Employment Agreement dated April 10, 1997, by and between the Company and Thomas W. Freeze.
         (Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the
         three-month period ended March 31, 1997.)
10.25 -- Fixed Rate Note dated June 4, 1997, by and between La Cometa Properties, Inc. and Morgan
         Guaranty Trust Company of New York. (3)
10.26 -- Deed of Trust and Security Agreement dated June 4, 1997, by and between La Cometa Properties, Inc.
         and Morgan Guaranty Trust Company of New York. (3)
10.27 -- Guaranty Agreement dated June 4, 1997, by and between the Company and Morgan Guaranty Trust
         Company of New York. (3)
10.28 -- Equipment Lease Agreement dated June 9, 1997, by and between PB Arizona and FINOVA Capital
         Corporation. (3)
10.29 -- Letter Agreement dated August 18, 1998, by and between the Company and Everen. (4)
10.30 -- Management Agreement effective April 1, 1999 by and between the Company and Wabash Foods.
         (Incorporated  by reference to the Company's  Quarterly  Report on Form 10-QSB for the
         three-month period ended March 31, 1999.)
10.31 -- Agreement for Purchase and Sale of Limited Liability Company Membership Interests dated as of August 16, 1999, by and between Pate Foods Corporation, Wabash Foods and the Company.
         (Incorporated by reference to the Company's definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on September 15, 1999.)
10.32 -- Letter Agreement dated July 30, 1999 by and between the Company and Stifel, Nicolaus & Company,
         Incorporated.  (Incorporated  by reference to the Company's Quarterly Report on Form 10-QSB for the three-month period ended September 30, 1999.)
10.33 -- Poore Brothers, Inc. 1995 Stock Option Plan, as amended. (5)
10.34 -- Credit Agreement, dated as of October 3, 1999, by and between the Company and U.S. Bancorp
         Republic Commercial Finance, Inc. (5)
10.35 -- Security Agreement, dated as of October 3, 1999, by and between the Company and U.S. Bancorp
         Republic Commercial Finance, Inc. (5)
10.36 -- Commercial Lease, dated May 1, 1998, by and between Wabash Foods, LLC and American Pacific
         Financial Corporation. (5)
10.37 -- Agreement for Purchase and Sale of Assets of Boulder Potato Company dated as of June 8, 2000, by and among the Company, the shareholders of Boulder Potato Company, and Boulder Potato Company. (6)
10.38 -- Secured Promissory Note and Security Agreement dated as of June 8, 2000, by and between Boulder
         Potato Company and the Company. (6)
10.39 -- Registration Rights Agreement dated as of June 8, 2000, by and between Boulder Potato Company and the Company. (6)
10.40 -- Escrow Agreement dated as of June 8, 2000, by and among the Company, the shareholders of Boulder
         Potato Company, and Boulder Potato Company. (6)
10.41 -- Employment Agreement dated June 8, 2000, by and between Mark C. Maggio and the Company. (6)
10.42 -- Employment Agreement dated June 8, 2000, by and between John F. Maggio and the Company. (6)
10.43 -- Employment Agreement dated August 31, 2000, by and between John M. Silvestri and the Company. (7)

EXHIBIT
NUMBER                                  DESCRIPTION
------                                  -----------
10.44 -- First Amendment, dated as of June 30, 2000, to Credit Agreement, dated as of October 3, 1999, by and between the Company and U.S. Bancorp. (7)
21.1 --  List of Subsidiaries of the Company. (7)
23.1 --  Consent of Arthur Andersen LLP. (7)

----------
(1) Incorporated by reference to the Company's Registration Statement on Form SB-2, Registration No. 333-5594-LA.
(2) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996.
(3) Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the three-month period ended June 30, 1997.
(4) Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the three-month period ended September 30, 1998.
(5) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999.
(6) Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the three-month period ended June 30, 2000.
(7)  Filed herewith.

     (b) Reports on Form 8-K.

         (1) Current Report on Form 8-K, reporting the October 28, 2000 fire at the Company's Goodyear, Arizona manufacturing plant (filed with the Commission on October 30, 2000).

         (2) Current Report on Form 8-K, reporting on the October 28, 2000 fire at the Company's Goodyear, Arizona manufacturing plant (filed with the Commission on November 6, 2000).

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 2, 2001                    POORE BROTHERS, INC.


                                        By /s/ Eric J. Kufel
                                           -------------------------------------
                                           Eric J. Kufel
                                           President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, in the capacities and on the dates indicated.

      SIGNATURE                                TITLE                                  DATE
      ---------                                -----                                  ----
/s/ Eric J. Kufel           President, Chief Executive Officer, and Director      April 2, 2001
-----------------------     (Principal Executive Officer)
Eric J. Kufel

/s/ Thomas W. Freeze        Senior Vice President, Chief Financial Officer,       April 2, 2001
-----------------------     Treasurer, Secretary, and Director (Principal
Thomas W. Freeze            Financial Officer and Principal Accounting Officer)

/s/ Mark S. Howells         Chairman, Director                                    April 2, 2001
-----------------------
Mark S. Howells

/s/ Thomas E. Cain          Director                                              April 2, 2001
-----------------------
Thomas E. Cain

/s/ James W. Myers          Director                                              April 2, 2001
-----------------------
James W. Myers

/s/ Robert C. Pearson       Director                                              April 2, 2001
-----------------------
Robert C. Pearson

/s/ Aaron M. Shenkman       Director                                              April 2, 2001
-----------------------
Aaron M. Shenkman

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Poore Brothers, Inc.

We have audited the accompanying consolidated balance sheets of POORE BROTHERS, INC. (a Delaware corporation) and SUBSIDIARIES as of December 31, 2000 and 1999, and the related consolidated statements of operations, shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Poore Brothers, Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.



/s/ ARTHUR ANDERSEN LLP

Phoenix, Arizona
February 14, 2001

                      POORE BROTHERS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                              DECEMBER 31,
                                                                                     ------------------------------
                                                                                         2000               1999
                                                                                     -----------        -----------
                                    ASSETS
Current assets:
  Cash ...........................................................................   $   327,553        $   104,364
  Accounts receivable, net of allowance of $247,000 in 2000
    and $206,000 in 1999 .........................................................     4,936,393          3,265,041
  Inventories ....................................................................     1,782,551          1,221,412
  Other current assets ...........................................................       394,356            325,146
                                                                                     -----------        -----------
      Total current assets .......................................................     7,440,853          4,915,963

Property and equipment, net ......................................................    12,306,241         13,678,133
Intangible assets, net ...........................................................    10,030,631          7,198,283
Other assets, net ................................................................       212,737            281,601
                                                                                     -----------        -----------
      Total assets ...............................................................   $29,990,462        $26,073,980
                                                                                     ===========        ===========

                     LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable ...............................................................   $ 3,031,130        $ 1,328,720
  Accrued liabilities ............................................................     1,323,357            690,931
  Current portion of long-term debt ..............................................     2,315,391          2,116,226
                                                                                     -----------        -----------
      Total current liabilities ..................................................     6,669,878          4,135,877

Long-term debt, less current portion .............................................     9,025,088         10,680,840
                                                                                     -----------        -----------
      Total liabilities ..........................................................    15,694,966         14,816,717
                                                                                     -----------        -----------

Commitments and contingencies

Shareholders' equity:
  Preferred stock, $100 par value; 50,000 shares authorized; no shares issued
   or outstanding at December 31, 2000 and 1999, respectively.....................            --                 --
  Common stock, $.01 par value; 50,000,000 shares authorized; 14,994,765 and
   13,222,044 shares issued and outstanding at December 31, 2000 and 1999,
   respectively ..................................................................       149,947            132,220
  Additional paid-in capital .....................................................    19,677,542         17,386,827
  Accumulated deficit ............................................................    (5,531,993)        (6,261,784)
                                                                                     -----------        -----------
      Total shareholders' equity .................................................    14,295,496         11,257,263
                                                                                     -----------        -----------
      Total liabilities and shareholders' equity .................................   $29,990,462        $26,073,980
                                                                                     ===========        ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      POORE BROTHERS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                         YEARS ENDED DECEMBER 31,
                                                                     -------------------------------
                                                                         2000               1999
                                                                     ------------       ------------
Net revenues ..................................................      $ 41,743,007       $ 23,275,543

Cost of revenues ..............................................        31,350,941         17,568,425
                                                                     ------------       ------------

     Gross profit .............................................        10,392,066          5,707,118

Selling, general and administrative expenses ..................         8,446,808          4,763,896
                                                                     ------------       ------------

     Operating income .........................................         1,945,258            943,222
                                                                     ------------       ------------

Interest income ...............................................             1,015             30,866

Interest expense ..............................................        (1,178,482)          (780,616)
                                                                     ------------       ------------

                                                                       (1,177,467)          (749,750)
                                                                     ------------       ------------

     Income before income tax provision .......................           767,791            193,472

Income tax provision ..........................................           (38,000)                --
                                                                     ------------       ------------
  Income before extraordinary loss and cumulative effect
   of a change in accounting principle ........................           729,791            193,472

Extraordinary loss on extinguishment of debt ..................                --            (47,601)

Cumulative effect of a change in accounting principle .........                --            (71,631)
                                                                     ------------       ------------

    Net income ................................................      $    729,791       $     74,240
                                                                     ============       ============
Earnings per common share:
  Basic-
    Income before extraordinary loss and cumulative effect
     of a change in accounting principle ......................      $       0.05       $       0.02
    Extraordinary loss on extinguishment of debt ..............                --              (0.00)
    Cumulative effect of a change in accounting principle .....                --              (0.01)
                                                                     ------------       ------------
    Net income per common share ...............................      $       0.05       $       0.01
                                                                     ============       ============
  Diluted-
    Income before extraordinary loss and cumulative effect
     of a change in accounting principle.......................      $       0.05       $       0.02
    Extraordinary loss on extinguishment of debt ..............                --              (0.00)
    Cumulative effect of a change in accounting principle .....                --              (0.01)
                                                                     ------------       ------------
    Net income per common share ...............................      $       0.05       $       0.01
                                                                     ============       ============
Weighted average number of common shares:
  Basic .......................................................        13,769,614          8,988,110
                                                                     ============       ============
  Diluted .....................................................        15,129,593          9,134,414
                                                                     ============       ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      POORE BROTHERS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                   COMMON STOCK          ADDITIONAL
                                              ----------------------      PAID-IN      ACCUMULATED
                                                SHARES       AMOUNT       CAPITAL        DEFICIT          TOTAL
                                              ----------    --------    -----------    -----------     -----------
Balance, December 31, 1998 ................    7,832,997    $ 78,329    $11,514,210    $(6,336,024)    $ 5,256,515
     Exercise of common stock options......      100,000       1,000        124,000             --         125,000
     Issuance of warrants .................           --          --        505,261             --         505,261
     Issuance of common stock .............    5,289,047      52,891      5,243,356             --       5,296,247
     Net income ...........................           --          --             --         74,240          74,240
                                              ----------    --------    -----------    -----------     -----------
Balance, December 31, 1999 ................   13,222,044     132,220     17,386,827     (6,261,784)     11,257,263
     Exercise of common stock options......      153,334       1,533        173,705             --         175,238
     Issuance of common stock .............    1,619,387      16,194      2,117,010             --       2,133,204
     Net income ...........................           --          --             --        729,791         729,791
                                              ----------    --------    -----------    -----------     -----------

Balance, December 31, 2000 ................   14,994,765    $149,947    $19,677,542    $(5,531,993)    $14,295,496
                                              ==========    ========    ===========    ===========     ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      POORE BROTHERS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                YEARS ENDED DECEMBER 31,
                                                                            ------------------------------
                                                                               2000               1999
                                                                            -----------        -----------
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
 Net income .........................................................      $   729,791        $    74,240
 Adjustments to reconcile net income to net cash provided
  by operating activities:
   Depreciation .....................................................        1,089,004            725,068
   Amortization .....................................................          648,938            337,430
   Valuation reserves ...............................................          102,325            168,784
   Extraordinary loss on extinguishment of debt .....................               --             47,601
   Cumulative effect of a change in accounting principle ............               --             71,631
   Other non-cash charges ...........................................          252,148            418,247
   Change in operating assets and liabilities, net of effect
    of business acquired:
    Accounts receivable .............................................       (1,713,991)          (803,681)
    Inventories .....................................................         (481,401)           (21,608)
    Other assets and liabilities ....................................         (252,812)          (239,749)
    Accounts payable and accrued liabilities ........................        2,243,610           (542,125)
                                                                           -----------        -----------
        Net cash provided by operating activities ...................        2,617,612            235,838
                                                                           -----------        -----------
CASH FLOWS USED IN INVESTING ACTIVITIES:
 Proceeds from sale of equipment and property .......................               --             14,125
 Purchase of equipment ..............................................         (635,415)          (423,008)
 Acquisition and related expenses ...................................         (365,542)          (482,872)
                                                                            -----------        -----------
        Net cash used in investing activities .......................       (1,000,957)          (891,755)
                                                                           -----------        -----------

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
 Proceeds from issuance of common stock .............................          175,238            125,000
 Stock and debt issuance costs ......................................          (11,164)           (97,693)
 Proceeds from issuance of debt .....................................          610,329            350,000
 Payments made on long-term debt ....................................       (2,053,149)          (757,219)
 Net increase (decrease) in working capital line of credit ..........         (114,720)           869,898
                                                                            -----------        -----------
        Net cash provided by (used in) financing activities..........       (1,393,466)           489,986
                                                                            -----------        -----------
Net increase (decrease) in cash .....................................          223,189           (165,931)
Cash at beginning of year ...........................................          104,364            270,295
                                                                           -----------        -----------
Cash at end of year .................................................      $   327,553        $   104,364
                                                                           ===========        ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
 Cash paid during the year for interest .............................      $ 1,047,380        $   541,096
 Summary of non-cash investing and financing activities:
  Financing warrants issued .........................................               --             36,249
  Common Stock issued for acquisitions ..............................        1,235,321          4,400,000
  Note payable issued for acquisition ...............................          830,000                 --
  Common Stock warrants issued for acquisitions .....................               --            423,566
  Common Stock and warrant issued in lieu of interest paymenmts......               --             90,447
  Common Stock issued for sales commissions .........................           50,000                 --
  Conversion of Convertible Debenture into Common Stock .............          859,047            859,047

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      POORE BROTHERS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. ORGANIZATION, BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     Poore Brothers, Inc. (the "Company"), a Delaware corporation, was organized in February 1995 as a holding company and on May 31, 1995 acquired substantially all of the equity of Poore Brothers Southeast, Inc. ("PB Southeast") in an exchange transaction. The exchange transaction with PB Southeast was accounted for similar to a pooling-of-interests since both entities had common ownership and control immediately prior to the transaction. On May 31, 1995, the Company also acquired (i) substantially all of the assets, subject to certain liabilities, of Poore Brothers Foods, Inc.; (ii) a 100% equity interest in Poore Brothers Distributing, Inc.; and (iii) an 80% equity interest in Poore Brothers of Texas, Inc. ("PB Texas"). Subsequently, the Company acquired the remaining 20% equity interest in PB Texas. These businesses had no common ownership with the Company and therefore these acquisitions were accounted for as purchases in accordance with Accounting Principals Board ("APB") Opinion No. 16, "BUSINESS COMBINATIONS." Accordingly, only the results of their operations subsequent to acquisition have been included in the Company's results. In 1997, PB Texas was sold and PB Southeast was closed.

     On November 5, 1998, the Company acquired the business and certain assets (including the Bob's Texas Style(R) potato chips brand) of Tejas Snacks, L.P. ("Tejas"), a Texas-based potato chip manufacturer. On October 7, 1999, the Company acquired a 100% equity interest in Wabash Foods, LLC ("Wabash"), an Indiana-based snack food manufacturer of Tato Skins(R) and Pizzarias(R). On June 8, 2000, the Company acquired a 100% equity interest in Boulder Natural Foods, Inc. and the business and certain related assets and liabilities of Boulder Potato Company ("Boulder"), a Colorado-based natural potato chip marketer. See
Note 2.

BUSINESS OBJECTIVES, RISKS AND PLANS

     The Company is engaged in the development, production, marketing and distribution of innovative salty snack food products that are sold primarily through grocery retail chains in the southwestern United States and through vend distributors across the United States. The Company (a) manufactures and sells its own brands of salty snack food products including Poore Brothers(R), Bob's Texas Style(R), and Boulder Potato Company(TM) brand batch-fried potato chips, Tato Skins(R) brand potato snacks and Pizzarias(R) brand pizza chips, (b) manufactures and sells T.G.I. Friday's(TM) brand salted snacks under license from TGI Friday's Inc. (shipments by Company commenced in October 2000), (c) manufactures private label potato chips for grocery retail chains, and (d) distributes and merchandises snack food products that are manufactured by others. The Company's business objective is to be a leading developer, manufacturer, marketer and distributor of innovative branded salty snack foods by providing high quality products at competitive prices that are superior in taste, texture, flavor variety and brand personality to comparable products. The Company's philosophy is to compete primarily in the market niches not served by the dominant national competition. The Company plans to achieve growth in manufactured product revenues by developing, acquiring and/or licensing snack food brands and growing existing products. In addition, the Company plans to increase distribution and merchandising revenues and continue to improve its manufacturing capacity utilization.

     Although certain of the Company's subsidiaries have operated for several years, the Company as a whole has a relatively brief operating history. The Company had significant operating losses prior to fiscal 1999. Successful future operations are subject to certain risks, uncertainties, expenses and difficulties frequently encountered in the establishment and growth of a business in the snack food industry. The market for salted snack foods, such as potato chips, tortilla chips, popcorn and pretzels, is large and intensely competitive. The industry is dominated by one significant competitor and includes many other competitors with greater financial and other resources than the Company.

     The Company's acquisition of Tejas, Wabash, and Boulder, and the growth in volume of manufactured products have assisted in lowering unit costs of the Company's manufactured products. As a result, management believes that the Company will continue to generate positive cash flow from operations in 2001, which, along with its existing working capital and borrowing facilities, should enable the Company to meet its operating cash requirements through 2001.

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

                      POORE BROTHERS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


1. ORGANIZATION, BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
   (CONTINUED)

USE OF ESTIMATES

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

FAIR VALUE OF FINANCIAL INSTRUMENTS

     At December 31, 2000 and 1999, the carrying value of cash, accounts receivable, accounts payable, and accrued liabilities approximate fair values since they are short-term in nature. The carrying value of the long-term debt approximates fair-value based on the borrowing rates currently available to the Company for long-term borrowings with similar terms. The Company estimates fair values of financial instruments by using available market information. Considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates may not be indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions or valuation methodologies could have a material effect on the estimated fair value amounts.

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

INTANGIBLE ASSETS

     In accordance with Statement of Position 98-5, "REPORTING ON THE COSTS OF START-UP ACTIVITIES," effective January 1, 1999, the Company was required to change its accounting principle for organization costs. Previously, the Company capitalized such costs and amortized them using the straight-line method over five years. At December 31, 1998, such costs totaled $257,051 and the accumulated amortization totaled $185,420. In the first quarter of 1999, the Company wrote-off the remaining $71,631 and will expense as incurred any future organization costs. The write-off has been reflected in the Consolidated Statement of Operations for the year ended December 31, 1999 as the "Cumulative effect of a change in accounting principle" in accordance with APB Opinion No. 20, "ACCOUNTING CHANGES."

     Goodwill is recorded at cost and amortized using the straight-line method over a twenty-year period. The Company assesses the recoverability of goodwill at each balance sheet date by determining whether amortization of the assets over their original estimated useful life could be recovered through estimated future undiscounted cash flows. Total goodwill was $6,376,374 and $3,941,009 at December 31, 2000 and 1999, respectively, including $126,702 from the November 1998 Tejas acquisition, $1,327,227 from the October 1999 Wabash acquisition, and $1,505,265 from the June 2000 Boulder acquisition (see Note 2). Accumulated amortization was $886,108 and $587,431 at December 31, 2000 and 1999, respectively.

     Trademarks are recorded at cost and are amortized using the straight-line method over a fifteen-year period. The Company allocated $1,500,000 of the Tejas purchase price to trademarks, $2,500,000 of the Wabash purchase price to trademarks, and $1,000,000 of the Boulder purchase price to trademarks. Accumulated amortization was $459,635 and $155,295 at December 31, 2000 and 1999, respectively.

                      POORE BROTHERS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


1. ORGANIZATION, BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
   (CONTINUED)

REVENUE RECOGNITION

     The Company recognizes revenues and related cost of revenues when the persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectability is probable. Generally, all of these conditions are met at the time the Company ships products to customers.

ADVERTISING COSTS

     The Company expenses production costs of advertising the first time the advertising takes place, except for cooperative advertising costs which are accrued and expensed when the related revenues are recognized. Costs associated with obtaining shelf space (i.e., "slotting fees") are expensed in the year in which the Company incurs such costs. Advertising expenses were approximately $394,000 and $265,000 in 2000 and 1999, respectively.

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

EARNINGS PER SHARE

     Basic earnings per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Exercises of outstanding stock options or warrants and conversion of convertible debentures are assumed to occur for purposes of calculating diluted earnings per share for periods in which their effect would not be anti-dilutive.

                                                                            YEARS ENDED DECEMBER 31,
                                                                          ----------------------------
                                                                             2000              1999
                                                                          -----------       ----------
     BASIC EARNINGS PER COMMON SHARE:
       Income before extraordinary loss and cumulative effect
         of a change in accounting principle .....................        $   729,791       $  193,472
                                                                          ===========       ==========
       Weighted average number of common shares ..................         13,769,614        8,988,110
                                                                          ===========       ==========
       Earnings per common share .................................        $      0.05       $     0.02
                                                                          ===========       ==========
     DILUTED EARNINGS PER COMMON SHARE:
       Income before extraordinary loss and cumulative effect
         of a change in accounting principle .....................        $   729,791       $  193,472
                                                                          ===========       ==========
       Weighted average number of common shares ..................         13,769,614        8,988,110
       Incremental shares from assumed conversions -
         Warrants ................................................            475,943           95,497
         Stock options ...........................................            884,036           50,807
                                                                          -----------       ----------
       Adjusted weighted average number of common shares .........         15,129,593        9,134,414
                                                                          ===========       ==========
       Earnings per common share .................................        $      0.05       $     0.02
                                                                          ===========       ==========

     Options and warrants to purchase 985,527 shares of Common Stock were outstanding at December 31, 2000, but were not included in the computation of diluted earnings per share because the option and warrant exercise prices were greater than the average market price per share of the Common Stock. Conversion of the convertible debentures was not assumed, as the effect of its conversion would be anti-dilutive.

                      POORE BROTHERS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


1. ORGANIZATION, BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
   (CONTINUED)

RECENT ACCOUNTING PRONOUNCEMENTS

     Statement of Financial Accounting Standards ("SFAS") No. 133, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND FOR HEDGING ACTIVITIES," was issued in July 1998 and is effective for years beginning after June 15, 2000, as amended by SFAS No.
137. SFAS No. 133 requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. Upon adoption as of January 1, 2001, the Company expects there will be no impact on its financial condition or results of operations.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, "REVENUE RECOGNITION IN FINANCIAL STATEMENTS," which addresses certain criteria for revenue recognition. SAB 101, as amended by SAB 101A and SAB 101B, outlines the criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. The Company has implemented the applicable provisions of SAB 101. The impact of adopting the provisions of SAB 101 was not material to the accompanying financial statements.

     In July 2000, the Emerging Issues Task Force (EITF) reached a final consensus on Issue No. 00-10, "ACCOUNTING FOR SHIPPING AND HANDLING FEES AND COSTS." When adopted, EITF No. 00-10 requires that all amounts billed to customers in sale transactions related shipping and handling be classified as revenue. The Company adopted EITF No. 00-10 during the quarter ended September 30, 2000. The impact of adopting the provisions of EITF 00-10 was not material to the accompanying financial statements for any period presented.

2. ACQUISITIONS:

     On June 8, 2000,  the Company  acquired a 100%  equity  interest in Boulder
Natural Foods, Inc. (a Colorado corporation) and the business and certain related assets and liabilities of Boulder Potato Company, a natural potato chip marketer based in Boulder, Colorado. The assets, which were acquired through a newly formed wholly owned subsidiary of the Company, Boulder Natural Foods, Inc., an Arizona corporation, included the Boulder Potato Company(TM) and Boulder Chips(TM) brands, other intangible assets, receivables, inventories and specified liabilities. In consideration for these assets and liabilities, the Company paid a total purchase price of $2,637,000, consisting of: (i) the issuance of 725,252 unregistered shares of Common Stock with a fair value of $1,235,000, (ii) a cash payment of $301,000, (iii) the issuance of a note to the seller in the amount of $830,000, and (iv) the assumption by the Company of $271,000 in liabilities, including a note to the seller in the amount of $130,000. In addition, the Company may be required to issue additional unregistered shares of Common Stock to the seller on each of the first, second and third anniversary of the closing of the acquisition. Any such issuances will be dependent upon, and will be calculated based upon, increases in sales of Boulder Potato Company(TM) products as compared to previous periods. The acquisition was accounted for using the purchase method of accounting in accordance with APB Opinion No. 16, "ACCOUNTING FOR BUSINESS COMBINATIONS." Accordingly, only the results of operations subsequent to the acquisition date have been included in the Company's results. In connection with the acquisition, the Company recorded goodwill of $1,505,265, which is being amortized on a straight-line basis over twenty years. Boulder had revenue of approximately $0.9 million for the five months ended May 31, 2000.

     On October 7, 1999, the Company acquired all of the membership interests of Wabash from Pate Foods Corporation in exchange for (i) 4,400,000 unregistered shares of Common Stock with a fair value of $4,400,000, (ii) a warrant to purchase 400,000 unregistered shares of Common Stock at an exercise price of $1.00 per share with a fair value of $290,000, and (iii) the assumption of $8,073,000 in liabilities, or a total purchase price of $12,763,000. The warrant has a five-year term and is immediately exercisable. As a result, the Company acquired all the assets of Wabash, including the Tato Skins(R) and Pizzarias(R) trademarks. The acquisition was accounted for using the purchase method of accounting in accordance with APB Opinion No. 16. Accordingly, only the results of operations subsequent to the acquisition date have been included in the Company's results. In connection with the acquisition, the Company recorded goodwill of $1,327,227, which is being amortized on a straight-line basis over twenty years.

                      POORE BROTHERS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


2. ACQUISITIONS: (CONTINUED)

     Unaudited pro forma information has been provided below for the year ended December 31, 1999 assuming the acquisition of Wabash took place at the beginning of the period presented. The unaudited pro forma condensed results of operations include adjustments to reflect amortization on intangible assets (e.g. goodwill and trademarks) and the elimination of $299,307 in management fees earned by the Company prior to the acquisition. The unaudited pro forma data does not purport to be indicative of the results that would have been obtained had these events actually occurred at the beginning of the period presented nor does it project the Company's results of operations for any future period.


                                                                   1999
                                                                -----------
     Net revenues                                               $32,594,488
     Income (loss) before extraordinary loss and cumulative
       effect of a change in accounting principle               $     2,431

     Earnings (loss) per common share - diluted                 $      0.00
     Weighted average number of common shares - diluted          12,509,756

     On November 5, 1998, the Company acquired the business and certain assets of Tejas, a Texas-based potato chip manufacturer. The assets, which were acquired through a newly formed wholly owned subsidiary of the Company, Tejas PB Distributing, Inc., included the Bob's Texas Style(R) potato chips trademark, inventories and certain capital equipment. In exchange for these assets, the Company issued 523,077 unregistered shares of Common Stock with a fair value of $450,000 and paid $1.25 million in cash, or a total purchase price of $1.7 million. The Company utilized available cash as well as funds available pursuant to the Norwest Credit Agreement to satisfy the cash portion of the consideration. Tejas had revenues of approximately $2.8 million for the nine months ended September 30, 1998. In connection with the acquisition, the Company transferred production of the Bob's Texas Style(R) brand potato chips to its Arizona facility. The acquisition was accounted for using the purchase method of accounting in accordance with APB Opinion No. 16. Accordingly, only the results of operations subsequent to the acquisition date have been included in the Company's results. In connection with the acquisition, the Company recorded goodwill of $126,702, which is being amortized on a straight-line basis over twenty years.

3. CONCENTRATIONS OF CREDIT RISK:

     The Company's cash is held by major banks. The Company, in the normal course of business, periodically maintains balances in excess of Federal insurance limits. The Company had no amounts in excess of the insurance limit at December 31, 2000 or at December 31, 1999.

     Financial instruments subject to credit risk consist primarily of trade accounts receivable. In the normal course of business, the Company extends unsecured credit to its customers. In 2000 and 1999, substantially all of the Company's customers were distributors whose sales were concentrated to grocery distributors and retailers in the southwest or to vend operators throughout the United States. The Company investigates a customer's credit worthiness before extending credit. The Company buys back trade accounts receivable of Arizona-based retailers from its distributors in settlement of their obligations to the Company.

4. INVENTORIES:

     Inventories consisted of the following:

                                                             DECEMBER 31,
                                                     --------------------------
                                                         2000           1999
                                                     -----------    -----------
     Finished goods ..............................   $   468,007    $   330,568
     Raw materials ...............................     1,617,599      1,268,987
     Reserve for excess and obsolete inventory....      (303,055)      (378,143)
                                                     -----------    -----------
                                                     $ 1,782,551    $ 1,221,412
                                                     ===========    ===========

                      POORE BROTHERS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


5. PROPERTY AND EQUIPMENT:

     Property and equipment consisted of the following:

                                                                     DECEMBER 31,
                                                             -----------------------------
                                                                 2000             1999
                                                             ------------     ------------
     Buildings and improvements ..........................   $  3,462,912     $  3,438,492
     Equipment ...........................................     10,731,075       11,496,139
     Land ................................................        272,006          272,006
     Vehicles ............................................         35,116           79,927
     Furniture and office equipment ......................        649,731          300,282
                                                             ------------     ------------
                                                               15,150,840       15,586,846
     Less accumulated depreciation and amortization ......     (2,844,599)      (1,908,713)
                                                             ------------     ------------
                                                             $ 12,306,241     $ 13,678,133
                                                             ============     ============

     Depreciation expense was $1,089,004 and $725,068 in 2000 and 1999, respectively.

     Included in equipment are assets held under capital leases with an original cost of $1,193,110 and $1,295,828 at December 31, 2000 and 1999, respectively, and accumulated amortization of $796,749 and $617,590 at December 31, 2000 and 1999, respectively.

     In the event that facts and circumstances indicate that the cost of the property and equipment may be impaired, an evaluation of recoverability would be performed. This evaluation would include the comparison of the future estimated undiscounted cash flows associated with the assets to the carrying amount of these assets to determine if a write down is required to reduce the carrying amount to the assets' net realizable value.

     On October 28, 2000, the Company experienced a fire at the Goodyear, Arizona manufacturing plant, causing a temporary shutdown of manufacturing operations at the facility. There was extensive damage to the roof and equipment utilities in the potato chip processing area. Third party manufacturers agreed to provide the Company with production volume to satisfy nearly all of the Company's anticipated customers' needs during the shutdown. The Company continued to season and package the bulk product received from third party manufacturers. The Company estimates full production will resume in March of 2001. The Company believes that its property and business interruption insurance and the actions taken by the Company to ensure product supply should help to mitigate the potential adverse impact from the fire on results of operations. The Company identified and recorded approximately $1.4 million of incremental expenses incurred as a result of the fire, primarily associated with outsourcing production. These extra expenses were charged to "cost of revenue" and offset by a $1.4 million credit representing estimated future insurance proceeds. As of December 31, 2000, the Company had been advanced $0.5 million of the $1.4 million by its insurance company as partial reimbursement.

                      POORE BROTHERS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


6.   LONG-TERM DEBT:

     Long-term debt consisted of the following:

                                                                                                    DECEMBER 31,
                                                                                         --------------------------------
                                                                                             2000                1999
                                                                                         ------------        ------------
     Convertible Debentures due in monthly installments through July 1, 2002;
       interest at 9%; collateralized by land, buildings, equipment and
       intangibles ..................................................................    $    481,115        $  1,370,067

     Working capital line of credit due October 4, 2002; interest at prime rate plus 1% (10.5% at December 31, 2000); collateralized by accounts
       receivable, inventories, equipment and intangibles ...........................       1,907,859           2,022,579

     Term loan due in monthly installments through July 1, 2006; interest at prime rate (9.5% at December 31, 2000); collateralized by accounts receivable,
       inventories, equipment and intangibles .......................................       4,982,051           5,800,000

     Term loan due in monthly installments through March 31, 2001; interest at prime rate plus 2.5% (12% at December 31, 2000); collateralized by
       accounts receivable, inventories, equipment and intangibles ..................          87,500             350,000

     Mortgage loan due in monthly installments through July 2012; interest at
       9.03%; collateralized by land and building ...................................       1,912,705           1,940,509

     Non-interest bearing note payable due in full on June 30, 2000 .................              --             715,000

     Term loan due in monthly installments through June 30, 2002; interest at prime plus 2% (11.5% at December 31, 2000); collateralized by accounts
       receivable, inventories, equipment and intangibles ...........................         386,250                  --

     Term loan due in monthly installments through June 15, 2002; interest at
       6.4%; collateralized by certain assets of Boulder ............................         632,214                  --

     Term loan due in monthly installments through June 15, 2002; interest at 6%.....          98,928                  --

     Term loan due in monthly installments through August 31, 2002; interest at prime plus 2% (11.5% at December 31, 2000); collateralized by accounts
       receivable, inventory, equipment and intangibles .............................         237,500                  --

     Capital lease obligations due in monthly installments through 2002; interest
       rates ranging from 8.2% to 12.4%; collateralized by equipment ................         614,357             598,911
                                                                                         ------------        ------------
                                                                                           11,340,479          12,797,066
     Less current portion ...........................................................      (2,315,391)         (2,116,226)
                                                                                         ------------        ------------
                                                                                         $  9,025,088        $ 10,680,840
                                                                                         ============        ============

Annual maturities of long-term debt are as follows:

     YEAR                                         DECEMBER 31, 2000
     ----                                         -----------------
     2001 .......................................    $ 2,315,391
     2002 .......................................      3,978,655
     2003 .......................................        928,727
     2004 .......................................        932,155
     2005 .......................................        935,906
     Thereafter .................................      2,249,645
                                                     -----------
                                                     $11,340,479
                                                     ===========

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

     The Company has entered into a variety of capital and operating leases for the acquisition of equipment and vehicles. The leases generally have five-year terms, bear interest at rates from 8.2% to 12.4%, require monthly payments, expire at various times through 2007 and are collateralized by the related equipment.

                      POORE BROTHERS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


6. LONG-TERM DEBT: (CONTINUED)

     At December 31, 2000, the Company had outstanding 9% Convertible Debentures due July 1, 2002 in the principal amount of $481,115 held by Wells Fargo Small Business Investment Company, Inc. ("Wells Fargo"). The 9% Convertible Debentures, which were issued in 1995 pursuant to a Debenture Loan Agreement, are secured by land, building, equipment and intangibles. Interest on the 9% Convertible Debentures is paid by the Company on a monthly basis. Monthly principal payments of approximately $5,000 are required to be made by the Company on the Wells Fargo 9% Convertible Debenture beginning in July 2000 through June 2002 with the remaining balance due on July 1, 2002. In November 1999, Renaissance Capital, a former holder of the 9% Convertible Debentures, converted 50% ($859,047 principal amount) of its Debenture holdings into 859,047 shares of Common Stock and in December 2000, Renaissance Capital converted the remaining 50% ($859,047 principal amount) of its 9% Convertible Debentures holdings into 859,047 shares of Common Stock. For the period November 1, 1999 through December 31, 2000, Renaissance Capital agreed to waive all mandatory principal redemption payments and to accept 30,000 unregistered shares of the Company's Common Stock and a warrant to purchase 60,000 shares of common stock at $1.50 per share in lieu of cash interest payments. For the period November 1, 1998 through October 31, 1999, Renaissance Capital agreed to waive all mandatory principal redemption payments and to accept 183,263 unregistered shares of the Company's Common Stock in lieu of cash interest payments. The holders of the 9% Convertible Debentures previously granted the Company a waiver for noncompliance with a financial ratio effective through June 30, 1999. As consideration for the granting of such waiver in February 1998, the Company issued warrants to Renaissance Capital and Wells Fargo representing the right to purchase 25,000 and 7,143 shares of the Company's Common Stock, respectively, at an exercise price of $1.00 per share. Each warrant became exercisable upon issuance and expires on July 1, 2002. As a result of an event of default, the holders of the 9% Convertible Debentures have the right, upon written notice and after a thirty-day period during which such default may be cured, to demand immediate payment of the then unpaid principal and accrued but unpaid interest under the Debentures. The Company is currently in compliance with all the required financial ratios.

     On October 7, 1999, the Company signed a $9.15 million Credit Agreement with U.S. Bancorp (the "U.S. Bancorp Credit Agreement") consisting of a $3.0 million working capital line of credit (the "U.S. Bancorp Line of Credit"), a $5.8 million term loan (the "U.S. Bancorp Term Loan A") and a $350,000 term loan (the "U.S. Bancorp Term Loan B"). Borrowings under the U.S. Bancorp Credit Agreement were used to pay off a $2.5 million line of credit and a $0.5 million term loan previously obtained by the Company from Wells Fargo Business Credit, Inc., to refinance indebtedness effectively assumed by the Company in connection with the acquisition of Wabash Foods in October 1999, and will be used for general working capital needs. The U.S. Bancorp Line of Credit bears interest at an annual rate of prime plus 1% and matures on October 4, 2002. The U.S. Bancorp Term Loan A bears interest at an annual rate of prime and requires monthly principal payments of approximately $74,000, plus interest, until maturity on July 1, 2006. The U.S. Bancorp Term Loan B bears interest at an annual rate of prime plus 2.5% and requires monthly principal payments of approximately $29,000, plus interest, until maturity on March 31, 2001. In June 2000, the U.S. Bancorp Credit Agreement was amended to include an additional $300,000 term loan (the "U.S. Bancorp Term Loan C") and to refinance the $715,000 non-interest bearing note due to U.S. Bancorp on June 30, 2000. Proceeds from the U.S. Bancorp Term Loan C were used in connection with the Boulder acquisition. The U.S. Bancorp Term Loan C bears interest at an annual rate of prime plus 2% and requires monthly principal payments of approximately $12,500, plus interest, until maturity on August 1, 2002. The Company made a payment of $200,000 on the $715,000 and refinanced the balance in a term loan (the "U.S. Bancorp Term Loan D"). The U.S. Bancorp Term Loan D bears interest at an annual rate of prime plus 2% and requires monthly principal payments of approximately $21,500, plus interest, until maturity on June 30, 2002. The U.S. Bancorp Credit Agreement is secured by accounts receivable, inventories, equipment and intangibles. Borrowings under the line of credit are limited to 80% of eligible receivables and 60% of eligible inventories. At December 31, 2000, the Company had a borrowing base of $2,934,000 under the U.S. Bancorp Line of Credit. The U.S. Bancorp Credit Agreement requires the Company to be in compliance with certain financial performance criteria, including a minimum cash flow coverage ratio, a minimum debt service coverage ratio, minimum annual operating results, a minimum tangible capital base and a minimum fixed charge coverage ratio. At December 31, 2000, the Company was in compliance with all of the financial covenants, except the annual capital expenditures limit of $335,000. U.S. Bancorp has waived the non-compliance for 2000. Management believes that the fulfillment of the Company's plans and objectives will enable the Company to attain a sufficient level of profitability to remain in compliance with these financial covenants in the future. There can be no assurance, however, that the Company will attain any such profitability and remain in compliance. Any acceleration under the U.S. Bancorp Credit Agreement prior to the scheduled maturity of the U.S. Bancorp Line of Credit or the U.S. Bancorp Term Loans could have a material adverse effect upon the Company. On October 7, 1999, pursuant to the terms of the U.S. Bancorp Credit Agreement, the Company issued to U.S. Bancorp a warrant (the "U.S. Bancorp Warrant") to purchase 50,000 shares of

                      POORE BROTHERS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


6. LONG-TERM DEBT: (CONTINUED)

Common Stock for an exercise price of $1.00 per share. The U.S. Bancorp Warrant is exercisable until October 7, 2004, the date of termination of the U.S. Bancorp Warrant, and provides the holder thereof certain piggyback registration rights.

     In connection with the Boulder acquisition, the Company issued a note to the seller in the amount of $830,000. The note bears interest at 6.4%, is secured by certain Boulder assets acquired, and requires monthly principal and interest payments of approximately $37,000 commencing July 2000 until maturity on June 15, 2002. The Company also assumed a $130,000 note to the seller's shareholders which bears interest at 6% and requires monthly principal and interest payments of approximately $6,000 commencing July 2000 until maturity on June 15, 2002.

     On November 4, 1998, the Company signed a new $2.5 million Credit Agreement with Wells Fargo Business Credit, Inc. (hereinafter "WFBCI" and formerly Norwest Business Credit, Inc.) which included a $2.0 million working capital line of credit (the "WFBCI Line of Credit") and a $0.5 million term loan (the "WFBCI Term Loan"). Borrowings under the WFBCI Credit Agreement were used to pay off borrowings under the Company's previous line of credit, to finance a portion of the consideration paid by the Company in connection with the Tejas acquisition, and for general working capital needs. The WFBCI Line of Credit had an annual rate of interest of prime plus 1.5% and a maturity date of November 2001 while the WFBCI Term Loan had an annual rate of interest of prime plus 3% and required monthly principal payments of approximately $28,000, plus interest, until maturity on May 1, 2000. The WFBCI Line of Credit was secured by receivables, inventories, equipment and general intangibles. Borrowings under the Wells Fargo BCI Line of Credit were based on 85% of eligible receivables and 60% of eligible inventories. The WFBCI Credit Agreement required the Company to be in compliance with certain financial performance criteria, including minimum debt service coverage ratio, minimum quarterly and annual operating results, and minimum quarterly and annual changes in book net worth. On November 4, 1998, pursuant to the terms of the WFBCI Credit Agreement, the Company issued to WFBCI a warrant (the "WFBCI Warrant") to purchase 50,000 shares of Common Stock for an exercise price of $0.93375 per share. The WFBCI Warrant is exercisable until November 3, 2003, the date of termination of the WFBCI Warrant, and provides the holder thereof certain demand and piggyback registration rights. The Company's Line of Credit and Term Loan with WFBCI were paid in full on October 7, 1999 in connection with the Wabash Foods, LLC acquisition and related U.S. Bancorp financing.

7.   COMMITMENTS AND CONTINGENCIES:

     Rental expense under operating leases was $309,000 and $97,300 for each of the years 2000 and 1999. Minimum future rental commitments under non-cancelable leases as of December 31, 2000 are as follows:

                                             CAPITAL     OPERATING
     YEAR                                    LEASES       LEASES         TOTAL
     ----                                   ---------   ----------    ----------
     2001 ................................  $ 394,361   $  431,670    $  826,031
     2002 ................................    280,696      424,950       705,646
     2003 ................................         --      420,050       420,050
     2004 ................................         --      414,359       414,359
     2005 ................................         --      403,452       403,452
     Thereafter ..........................         --    3,989,831     3,989,831
                                            ---------   ----------    ----------
     Total ...............................    657,057   $6,084,312    $6,759,369
                                                        ==========    ==========
     Less amount representing interest....    (60,700)
                                            ---------
     Present value .......................  $ 614,357
                                            =========

                      POORE BROTHERS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


8. SHAREHOLDERS' EQUITY:

COMMON STOCK

     In November 1999, Renaissance Capital converted 50% ($859,047 of principal) of its 9% Convertible Debentures (see Note 6) holdings into 859,047 shares of Common Stock and in December 2000 converted the remaining 50% ($859,047 of principal) of its 9% Convertible Debentures into 859,047 shares of Common Stock. The Company's outstanding 9% Convertible Debentures are convertible into 481,115 shares of Common Stock at a conversion price of $1.00 per share, subject to anti-dilution adjustments. Certain additional shares of Common Stock have been issued in connection with financings (see Note 6).

     In June 2000, October 1999, and November 1998, the Company issued 725,252, 4,400,000, and 523,077 unregistered shares of Common Stock in connection with the acquisitions of Boulder, Wabash, and Tejas, respectively (see Note 2).

PREFERRED STOCK

     The Company has authorized 50,000 shares of $100 par value Preferred Stock, none of which was outstanding at December 31, 2000 and 1999. The Company may issue such shares of Preferred Stock in the future without shareholder approval.

WARRANTS

     During 1999 and 2000, warrant activity was as follows:

                                               WARRANTS         WEIGHTED AVERAGE
                                              OUTSTANDING        EXERCISE PRICE
                                              -----------        --------------
     Balance, December 31, 1998 .........        903,298              $1.93
          Issued ........................        510,000               1.06
                                               ---------
     Balance, December 31, 1999 .........      1,413,298               1.62
          Issued ........................         85,000               1.09
                                               ---------
     Balance, December 31, 2000 .........      1,498,298               1.59
                                               =========

     At December 31, 2000, outstanding warrants had exercise prices ranging from $0.88 to $4.38 and a weighted average remaining term of 3.2 years. Warrants that were exercisable at December 31, 2000 totaled 1,350,221 with a weighted average exercise price per share of $1.66.

     In October 1999, the Company issued a warrant to purchase 400,000 unregistered shares of Common Stock at an exercise price of $1.00 per share in connection with the acquisition of Wabash. The warrant has a five-year term and is immediately exercisable (see Note 2).

     As of July 30, 1999, the Company agreed to the assignment of a warrant from Everen Securities, Inc. to Stifel, Nicolaus & Company Incorporated (the Company's acquisitions and financial advisor) representing the right to purchase 296,155 unregistered shares of Common Stock at an exercise price of $.875 per share and expiring in August 2003. The warrant provides the holder thereof certain anti-dilution and piggyback registration rights. The warrant was exercisable as to 50% of the shares when the Company's pro forma annual sales reached $30 million, which occurred when the Company completed the Wabash acquisition in October 1999. The fair value of the warrant was included in the cost of the acquisition. The remaining 50% of the warrant is exercisable when the Company's pro forma annual sales reach $100 million.

     Certain other warrants have been issued in connection  with financings (see
Note 6).

STOCK OPTIONS

     The Company's 1995 Stock Option Plan (the "Plan"), as amended in October 1999, provides for the issuance of options to purchase 2,000,000 shares of Common Stock. The options granted pursuant to the Plan expire over a five-year period and generally vest over three years. In addition to options granted under the Plan, the Company also issued non-qualified options to purchase Common Stock

                      POORE BROTHERS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


8. SHAREHOLDERS' EQUITY: (CONTINUED)

to certain Directors and officers, which have various vesting terms (0 to 3 years) and various expiration terms (5 or 10 years). All options are issued at fair market value and are noncompensatory. Fair market value is determined based on the price of sales of Common Stock occurring at or near the time of the option award. At December 31, 2000, outstanding options have exercise prices ranging from $.59 to $3.50 per share.

     During 1999 and 2000, stock option activity was as follows:

                                                PLAN OPTIONS                NON-PLAN OPTIONS
                                        ----------------------------   ----------------------------
                                                         WEIGHTED                       WEIGHTED
                                          OPTIONS         AVERAGE        OPTIONS         AVERAGE
                                        OUTSTANDING   EXERCISE PRICE   OUTSTANDING   EXERCISE PRICE
                                        -----------   --------------   -----------   --------------
     Balance, December 31, 1998.......   1,222,684       $ 1.66           820,000      $ 1.18
       Granted........................     357,500         1.46                --          --
       Canceled.......................     (96,534)        2.77                --          --
       Exercised......................          --           --           100,000        1.25
                                         ---------                      ---------
     Balance, December 31, 1999.......   1,483,650         1.54           720,000        1.17
       Granted........................     336,000         2.13         1,050,000        1.64
       Canceled.......................     (91,666)        1.84                --          --
       Exercised......................     (28,334)        1.41          (125,000)       1.08
                                         ---------                      ---------
     Balance, December 31, 2000.......   1,699,650         1.64         1,645,000        1.48
                                         =========                      =========

     At December 31, 2000, outstanding Plan options had exercise prices ranging from $0.59 to $3.50 and a weighted average remaining term of 2.8 years. Plan options that were exercisable at December 31, 2000 totaled 975,415 with a weighted average exercise price per share of $1.60. At December 31, 2000, outstanding Non-Plan options had exercise prices ranging from $1.18 to $2.61 and a weighted average remaining term of 4.3 years. Non-Plan options that were exercisable at December 31, 2000 totaled 595,000 with a weighted average exercise price per share of $1.19.

     In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "ACCOUNTING FOR STOCK-BASED COMPENSATION," which defines a fair value based method of accounting for employee stock options or similar equity instruments. However, it also allows an entity to continue to account for these plans according to APB Opinion No. 25, provided pro forma disclosures of net income
(loss) and earnings (loss) per share are made as if the fair value based method of accounting defined by SFAS No. 123 had been applied. The Company has elected to continue to measure compensation expense related to employee (including directors) stock purchase options using APB Opinion No. 25.

     Had compensation cost for the Company's stock options been determined based on the fair value at the date of grant for awards in 1995 through 2000 consistent with the provisions of SFAS No. 123, the Company's net income (loss) and net income (loss) per share would have been changed to the pro forma amounts indicated below:

                                                                            YEARS ENDED DECEMBER 31,
                                                                            ------------------------
                                                                              2000          1999
                                                                            ---------    ----------
     Net income (loss) - as reported.....................................   $ 729,791    $   74,240
     Net income (loss) - pro forma ......................................      28,491      (237,887)
     Basic net income (loss) per share of common stock - as reported ....        0.05          0.01
     Basic net income (loss) per share of common stock - pro forma ......        0.00         (0.03)

     The fair value of options granted prior to the Company's initial public offering were computed using the minimum value calculation method. For all other options, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: dividend yield of 0%; expected volatility of 110% and 90%; risk-free interest rate of 6.10% and 5.41%; and expected lives of 3 years for 2000 and 1999, respectively. Under this method, the weighted average fair value of the options granted was $1.23 and $0.79 per share in 2000 and 1999, respectively.

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

     There was no current or deferred benefit for income taxes for the years ended December 31, 2000 and 1999. The following table provides a reconciliation between the amount determined by applying the statutory federal income tax rate to the pretax loss and benefit for income taxes:

                                                        YEARS ENDED DECEMBER 31,
                                                        ------------------------
                                                           2000          1999
                                                         ---------     --------
     Provision at statutory rate .................       $ 261,049     $ 25,242
     State income tax, net .......................          38,390        3,712
     Nondeductible expenses ......................          15,600       15,600
     Net operating loss utilized and benefited....        (277,039)     (44,554)
                                                         ---------     --------

                                                         $  38,000     $     --
                                                         =========     ========

     The income tax effects of loss carryforwards and temporary differences between financial and income tax reporting that give rise to the deferred income tax assets and liabilities are as follows:

                                                      YEARS ENDED DECEMBER 31,
                                                    ---------------------------
                                                       2000            1999
                                                    -----------     -----------
     Net operating loss carryforward ............   $ 1,880,000     $ 2,083,000
     Bad debt expense ...........................        96,000          80,000
     Accrued liabilities ........................       118,000          17,000
     Other ......................................        33,000          26,000
                                                    -----------     -----------
                                                      2,127,000       2,206,000
     Depreciation/amortization ..................      (421,000)             --
     Deferred tax asset valuation allowance......    (1,706,000)     (2,206,000)
                                                    -----------     -----------
          Net deferred tax asset ................   $        --     $        --
                                                    ===========     ===========

     In assessing the realizability of its deferred tax assets, the Company considers whether it is more likely than not some or all of such assets will be realized. As a result of historical operating losses, the Company has fully reserved its net deferred tax assets as of December 31, 2000 and 1999.

     At December 31, 2000, the Company had a net operating loss carryforward ("NOLC") for federal income tax purposes of approximately $4.8 million. The Company's NOLC will begin to expire in varying amounts between 2010 and 2018.

10. BUSINESS SEGMENTS AND SIGNIFICANT CUSTOMERS:

     For the year ended December 31, 2000, one Arizona grocery chain customer accounted for $4,673,000, or 11%, and one national vending distributor customer accounted for $6,376,000, or 15%, of the Company's consolidated net revenues. For the year ended December 31, 1999, one Arizona grocery chain customer accounted for $3,284,000, or 14%, of the Company's consolidated net revenues.

     The Company's operations consist of two segments: manufactured products and distributed products. The manufactured products segment produced potato chips, potato crisps, pretzels and tortilla chips for sale primarily to snack food distributors. The distributed products segment sells snack food products manufactured by other companies to the Company's Arizona snack food distributors and also merchandises in Texas for a fee, but does not purchase and resell, snack food products for manufacturers. The Company's reportable segments offer different products and services. All of the Company's revenues are attributable to external customers in the United States and all of its assets are located in the United States. The Company does not allocate assets based on its reportable segments.

                      POORE BROTHERS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


10.  BUSINESS SEGMENTS AND SIGNIFICANT CUSTOMERS: (CONTINUED)

    The accounting policies of the segments are the same as those described in the Summary of Significant Accounting Policies (Note 1). The Company does not allocate selling, general and administrative expenses, income taxes or unusual items to segments and has no significant non-cash items other than depreciation and amortization.

                                                    MANUFACTURED    DISTRIBUTED
                                                      PRODUCTS        PRODUCTS     CONSOLIDATED
                                                      --------        --------     ------------
     YEAR ENDED DECEMBER 31, 2000
     Revenues from external customers ............  $36,543,102      $5,199,905     $41,743,007
     Depreciation and amortization included in
       segment gross profit ......................      953,010              --         953,010
     Segment gross profit ........................   10,193,148         198,918      10,392,066

     YEAR ENDED DECEMBER 31, 1999
     Revenues from external customers ............  $18,535,760      $4,739,783     $23,275,543
     Depreciation and amortization included in
       segment gross profit ......................      712,216              --         712,216
     Segment gross profit ........................    5,315,253         391,865       5,707,118

     The following table reconciles reportable segment gross profit to the Company's consolidated income before extraordinary loss and cumulative effect of a change in accounting principle:

                                                                  YEARS ENDED DECEMBER 31,
                                                                 ---------------------------
                                                                    2000            1999
                                                                 -----------      ----------
     Segment gross profit ...................................    $10,392,066      $5,707,118
     Unallocated amounts:
        Selling, general and administrative expenses ........      8,446,808       4,763,896
        Interest expense, net ...............................      1,177,467         749,750
                                                                 -----------      ----------
     Income before taxes, extraordinary loss and cumulative
        effect of a change in accounting principle ..........    $   767,791      $  193,472
                                                                 ===========      ==========

11. LITIGATION:

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

                                  EXHIBIT INDEX

4.11 -- Form of Term Note C and Term Note D issued by the Company to U.S. Bancorp as of June 30, 2000.

10.43 -- Employment Agreement dated August 31, 2000, by and between John M. Silvestri and the Company.

10.44 -- First Amendment, dated as of June 30, 2000, to Credit Agreement, dated as of October 3, 1999, by and between the Company and U.S. Bancorp.

21.1  --  List of subsidiaries of Poore Brothers, Inc.

23.1  --  Consent of Arthur Andersen LLP.