Form 10QSB
period 2001-03-31
POORE BROTHERS INC
filed 2001-05-15
CIK 944508

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2001

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

As of March 31, 2001, the number of issued and outstanding shares of common stock of the Registrant was 15,004,765.

Transitional Small Business Disclosure Format (check one): Yes [ ]  No [X]

                                TABLE OF CONTENTS


                         PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         Consolidated balance sheets as of March 31, 2001 and
           December 31, 2000................................................   3
         Consolidated statements of operations for the three months
           ended March 31, 2001 and 2000 ...................................   4
         Consolidated statements of cash flows for the three months
           ended March 31, 2001 and 2000 ...................................   5
         Notes to consolidated financial statements.........................   6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
         AND FINANCIAL CONDITION............................................  11


PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS..................................................  14
ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                            14
ITEM 3.  DEFAULTS UPON SENIOR SECURITIES....................................  14
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................  14
ITEM 5.  OTHER INFORMATION..................................................  14
ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K...................................  14

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                      POORE BROTHERS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                       MARCH 31,        DECEMBER 31,
                                                                         2001               2000
                                                                     ------------       ------------
                                       ASSETS                         (unaudited)
Current assets:
  Cash ..........................................................    $    163,975       $    327,553
  Accounts receivable, net of allowance of $366,000 in 2001
    and $247,000 in 2000 ........................................       7,513,948          4,936,393
  Inventories ...................................................       2,637,212          1,782,551
  Other current assets ..........................................         395,931            394,356
                                                                     ------------       ------------
    Total current assets ........................................      10,711,066          7,440,853

Property and equipment, net .....................................      13,608,446         12,306,241
Intangible assets, net ..........................................       9,867,605         10,030,631
Other assets ....................................................         220,896            212,737
                                                                     ------------       ------------

Total assets ....................................................    $ 34,408,013       $ 29,990,462
                                                                     ============       ============

                       LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable ..............................................    $  5,309,709       $  3,031,130
  Accrued liabilities ...........................................       2,252,216          1,323,357
  Current portion of long-term debt .............................       2,355,430          2,315,391
                                                                     ------------       ------------
    Total current liabilities ...................................       9,917,355          6,669,878

Long-term debt, net of current portion ..........................       9,811,420          9,025,088
                                                                     ------------       ------------
Total liabilities ...........................................          19,728,775         15,694,966
                                                                     ------------       ------------

Commitments and Contingencies

Shareholders' equity:
  Preferred stock, $100 par value; 50,000 shares authorized;
    no shares issued or outstanding at March 31, 2001 and
    December 31, 2000 ...........................................              --                 --
  Common stock, $.01 par value; 50,000,000 shares authorized;
    15,004,765 and 14,994,765 shares issued and outstanding
    at March 31, 2001 and December 31, 2000, respectively .......         150,047            149,947
  Additional paid-in capital ....................................      19,692,442         19,677,542
  Accumulated deficit ...........................................      (5,163,251)        (5,531,993)
                                                                     ------------       ------------
    Total shareholders' equity ..................................      14,679,238         14,295,496
                                                                     ------------       ------------

Total liabilities and shareholders' equity ......................    $ 34,408,013       $ 29,990,462
                                                                     ============       ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      POORE BROTHERS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                           THREE MONTHS ENDED MARCH 31,
                                                        --------------------------------
                                                            2001                2000
                                                        ------------        ------------
                                                         (unaudited)         (unaudited)
Net revenues .......................................    $ 14,159,187        $  9,707,837

Cost of revenues ...................................      10,394,415           7,287,932
                                                        ------------        ------------

     Gross profit ..................................       3,764,772           2,419,905

Selling, general and administrative expenses........       3,096,437           1,875,019
                                                        ------------        ------------

     Operating income ..............................         668,335             544,886

Fire related income ................................          12,612                  --
Interest expense, net ..............................        (296,205)           (280,802)
                                                        ------------        ------------

     Income before income tax provision ............         384,742             264,084

Income tax provision ...............................         (16,000)             (6,500)
                                                        ------------        ------------

     Net income ....................................    $    368,742        $    257,584
                                                        ============        ============
Earnings per common share:
  Basic ............................................    $       0.02        $       0.02
                                                        ============        ============
  Diluted ..........................................    $       0.02        $       0.02
                                                        ============        ============
Weighted average number of common shares:
  Basic ............................................      14,999,765          13,260,506
                                                        ============        ============
  Diluted ..........................................      16,965,390          13,902,146
                                                        ============        ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      POORE BROTHERS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                         THREE MONTHS ENDED MARCH 31,
                                                                        -----------------------------
                                                                            2001               2000
                                                                        -----------         ---------
                                                                        (unaudited)        (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income ......................................................     $   368,742         $ 257,584
  Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation ...................................................         276,071           285,136
   Amortization ...................................................         174,506           127,410
   Valuation reserves .............................................         152,066            39,988
   Other non-cash charges .........................................          37,654            61,700
   Gain on disposition of assets damaged in fire...................        (167,450)               --
  Change in operating assets and liabilities:
   Accounts receivable ............................................      (2,696,555)         (655,433)
   Inventories ....................................................        (887,728)         (171,721)
   Other assets and liabilities ...................................         (58,868)          (38,773)
   Accounts payable and accrued liabilities .......................       3,207,438           630,543
                                                                         -----------         ---------
         Net cash provided by operating activities ................         405,876           536,434
                                                                        -----------         ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment ..............................      (1,835,302)         (111,921)
  Insurance proceeds for assets damaged in fire ...................         700,000                --
                                                                        -----------         ---------
         Net cash used in investing activities ....................      (1,135,302)         (111,921)
                                                                        -----------         ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock ..........................          15,000           135,238
  Payments made on long-term debt .................................        (640,234)         (222,163)
  Net increase (decrease) in working capital line of credit........       1,191,082          (288,413)
                                                                        -----------         ---------
         Net cash used in financing activities ....................         565,848          (375,338)
                                                                        -----------         ---------
Net increase in cash ..............................................        (163,578)           49,175
Cash at beginning of period .......................................         327,553           104,364
                                                                        -----------         ---------
Cash at end of period .............................................     $   163,975         $ 153,539
                                                                        ===========         =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for interest ........................     $   285,768         $ 252,931
  Summary of non-cash investing and financing activities:
    Common stock issued for sales commissions .....................              --            50,000

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

     The Company is engaged in the development, production, marketing and distribution of innovative salted snack food products that are sold primarily through grocery retailers, club stores and vend distributors in the United States. The Company (i) manufactures and sells its own brands of salted snack food products, including Poore Brothers(R), Bob's Texas Style(R), and Boulder Potato Company(TM) brand batch-fried potato chips, Tato Skins(R) brand potato snacks and Pizzarias(R) brand pizza chips, (ii) manufactures and sells T.G.I. Friday's(TM) brand salted snacks under license from TGI Friday's Inc., (iii) manufactures private label potato chips for grocery retailers in the southwest, and (iv) distributes and merchandises snack food products that are manufactured by others.

     BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of Poore Brothers, Inc. and all of its wholly owned subsidiaries. All significant intercompany amounts and transactions have been eliminated. The financial statements have been prepared in accordance with the instructions for Form 10-QSB and, therefore, do not include all the information and footnotes required by accounting principles generally accepted in the United States. In the opinion of management, the consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary in order to make the consolidated financial statements not misleading. A description of the Company's accounting policies and other financial information is included in the audited financial statements filed with the Form 10-KSB for the fiscal year ended December 31, 2000. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results expected for the full year.

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

                      POORE BROTHERS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                    THREE MONTHS ENDED MARCH 31,
                                                    ----------------------------
                                                        2001             2000
                                                    -----------      -----------
BASIC EARNINGS PER SHARE:
  Net income ....................................   $   368,742      $   257,584
                                                    ===========      ===========
  Weighted average number of common shares.......    14,999,765       13,260,506
                                                    ===========      ===========

  Earnings per common share .....................   $      0.02      $      0.02
                                                    ===========      ===========
DILUTED EARNINGS PER SHARE:
  Net income ....................................   $   368,742      $   257,584
                                                    ===========      ===========
  Weighted average number of common shares.......    14,999,765       13,260,506
  Incremental shares from assumed conversions-
    Warrants.....................................       643,410          287,392
    Stock options................................     1,322,215          354,248
                                                    -----------      -----------
  Adjusted weighted average number of
   common shares.................................    16,965,390       13,902,146
                                                    ===========      ===========

  Earnings per common share .....................   $      0.02      $      0.02
                                                    ===========      ===========

2. LONG-TERM DEBT

     At March 31, 2001, the Company had outstanding 9% Convertible Debentures due July 1, 2002 (the "9% Convertible Debentures") in the principal amount of $466,826 held by Wells Fargo Small Business Investment Company, Inc. ("Wells Fargo SBIC"). The 9% Convertible Debentures are secured by land, buildings, equipment and intangibles. Interest on the 9% Convertible Debentures is paid by the Company on a monthly basis. Monthly principal payments of approximately $5,000 are required to be made by the Company on the Wells Fargo SBIC 9% Convertible Debenture through June 2002 with the remaining balance due on July 1, 2002. As a result of an event of default (including the failure of the Company to comply with certain financial ratios), the holder of the 9% Convertible Debentures has the right, upon written notice and after a thirty-day period during which such default may be cured, to demand immediate payment of the then unpaid principal and accrued but unpaid interest under the 9% Convertible Debentures. The Company is currently in compliance with the required financial ratios.

     On October 7, 1999, the Company signed a $9.15 million Credit Agreement with U.S. Bancorp (the "U.S. Bancorp Credit Agreement") consisting of a $3.0 million working capital line of credit (the "U.S. Bancorp Line of Credit"), a $5.8 million term loan (the "U.S. Bancorp Term Loan A") and a $350,000 term loan (the "U.S. Bancorp Term Loan B"). Borrowings under the U.S. Bancorp Credit Agreement were used to pay off a $2.5 million line of credit and a $0.5 million term loan previously obtained by the

                  POORE BROTHERS, INC. AND SUBSIDIARIES NOTES
                      TO CONSOLIDATED FINANCIAL STATEMENTS


Company from Wells Fargo Business Credit, Inc. ("Wells Fargo"), to refinance indebtedness effectively assumed by the Company in connection with the acquisition of Wabash Foods in October 1999, and is being used for general working capital needs. The U.S. Bancorp Line of Credit bears interest at an annual rate of prime plus 1% and matures in October 2002. The U.S. Bancorp Term Loan A bears interest at an annual rate of prime and requires monthly principal payments of approximately $74,000, plus interest, until maturity in July 2006. The U.S. Bancorp Term Loan B bears interest at an annual rate of prime plus 2.5% and requires monthly principal payments of approximately $29,000, plus interest, until maturity in March 2001. In June 2000, the U.S Bancorp Credit Agreement was amended to include an additional $300,000 term loan (the "U.S. Bancorp Term Loan C") and to refinance a $715,000 non-interest bearing note due to U.S. Bancorp on June 30, 2000. Proceeds from the U.S. Bancorp Term Loan C were used in connection with the Boulder acquisition. The U.S. Bancorp Term Loan C bears interest at an annual rate of prime plus 2% and requires monthly principal payments of approximately $12,500, plus interest, until maturity in August 2002. The Company made a payment of $200,000 on the $715,000 non-interest bearing note and refinanced the balance in a term loan (the "U.S. Bancorp Term Loan D"). The U.S. Bancorp Term Loan D bears interest at an annual rate of prime plus 2% and requires monthly principal payments of approximately $21,500, plus interest, until maturity in June 2002. In March 2001, the U.S. Bancorp Credit Agreement was amended to increase the U.S. Bancorp Line of Credit from $3.0 million to $5.0 million, establish a $0.5 million capital expenditure line of credit and modify certain financial covenants. The U.S. Bancorp Credit Agreement is secured by accounts receivable, inventories, equipment and intangibles. Borrowings under the U.S. Bancorp Line of Credit are limited to 80% of eligible receivables and 60% of eligible inventories, and at March 31, 2001, the Company had a borrowing base of approximately $4,321,000 under the U.S. Bancorp Line of Credit. The U.S. Bancorp Credit Agreement requires the Company to be in compliance with certain financial covenants, including a minimum cash flow coverage ratio, a minimum debt service coverage ratio, minimum annual operating results, a minimum tangible capital base and a minimum fixed charge coverage ratio. At March 31, 2001, the Company was in compliance with all of the financial covenants. Management believes that the fulfillment of the Company's plans and objectives will enable the Company to attain a sufficient level of profitability to remain in compliance with these financial performance criteria. There can be no assurance, however, that the Company will attain any such profitability and remain in compliance. Any acceleration under the U.S. Bancorp Credit Agreement prior to the scheduled maturity of the U.S. Bancorp Line of Credit or the U.S. Bancorp Term Loans could have a material adverse effect upon the Company. As of March 31, 2001, there was an outstanding balance of $3,098,939 on the U.S. Bancorp Line of Credit. On October 7, 1999, pursuant to the terms of the U.S. Bancorp Credit Agreement, the Company issued to U.S. Bancorp a warrant (the "U.S. Bancorp Warrant") to purchase 50,000 shares of Common Stock for an exercise price of $1.00 per share. The U.S. Bancorp warrant is exercisable until October 7, 2004, the date of termination of the U.S. Bancorp Warrant, and provides the holder thereof certain piggyback registration rights.

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

     The accounting policies of the segments are the same as those described in the Summary of Accounting Policies included in Note 1 to the audited financial statements filed with the Form 10-KSB for the fiscal year ended December 31, 2000. The Company does not allocate selling, general and administrative expenses, income taxes or unusual items to segments and has no significant non-cash items other than depreciation and amortization.

                                                       MANUFACTURED      DISTRIBUTED
                                                         PRODUCTS          PRODUCTS      CONSOLIDATED
                                                         --------          --------      ------------
THREE MONTHS ENDED MARCH 31, 2001
  Revenues from external customers ................    $12,902,060        $1,257,127     $14,159,187
  Depreciation and amortization in segment
   gross profit....................................        230,059                --         230,059
  Segment gross profit ............................      3,653,416           111,356       3,764,772

THREE MONTHS ENDED MARCH 31, 2000
  Revenues from external customers ................    $ 8,435,030        $1,272,807     $ 9,707,837
  Depreciation and amortization in segment
   gross profit....................................        278,254                --         278,254
  Segment gross profit ............................      2,341,418            78,487       2,419,905

     The following table reconciles reportable segment gross profit to the Company's consolidated income (loss) before income taxes and cumulative effect of a change in accounting principle.

                                                         THREE MONTHS ENDED MARCH 31,
                                                         ----------------------------
                                                             2001             2000
                                                         -----------       ----------
Consolidated segment gross profit .................      $ 3,764,772       $2,419,905
Unallocated amounts:
  Selling, general and administrative Expenses.....        3,096,437        1,875,019
  Fire related income, net ........................          (12,612)              --
  Interest expense, net ...........................          296,205          280,802
                                                         -----------       ----------
Income before income tax provison .................      $   384,742       $  264,084
                                                         ===========       ==========

                      POORE BROTHERS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


5. IMPACT OF OCTOBER 2000 FIRE AT GOODYEAR, ARIZONA PLANT

     On October 28, 2000, the Company experienced a fire at the Goodyear, Arizona manufacturing plant, causing a temporary shutdown of manufacturing operations at the facility. The Company resumed full production of private label potato chips in early January of 2001 and resumed full production of batch-fried potato chips in late March of 2001. During the quarter ended March 31, 2001, the Company recorded approximately $1.4 million of incremental expenses incurred as a result of the fire, primarily associated with outsourcing production. These extra expenses were charged to "cost of revenue" and offset by a $1.4 million credit representing estimated future insurance proceeds. During the first quarter, the Company also incurred approximately $1.7 million in building and equipment reconstruction costs in connection with the fire and the Company was advanced a total of $1.7 million by the insurance company. As of March 31, 2001, "Accounts Receivable" in the accompanying Consolidated Balance Sheet reflected approximately $1.3 million in expected future insurance proceeds. In early April 2001, the Company received additional advances from the insurance company in the amount of $1.3 million. "Fire related income, net" on the accompanying Consolidated Statement of Operations for the quarter ended March 31, 2001 includes (i) a gain of $167,000, representing the excess of insurance proceeds over the book value of the building and equipment of $533,000 damaged by the fire, and (ii) expenses not reimbursable by the insurance company of $154,000.

6. INCOME TAXES

     The income tax provision recorded in the quarters ended March 31, 2001 and 2000 are a provision for state taxes only. For federal tax purposes, the Company has net operating loss carryforwards, which it utilized to reduce its expected federal tax provision, and which begin to expire in varying amounts between 2010 and 2018. Each quarter, the Company evaluates whether it is more likely than not some or all of deferred tax assets will be realized and the adequacy of the valuation allowance. As a result of historical operating losses, partially mitigated by recent profitability, the Company continues to fully reserve its net deferred tax assets as of March 31, 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     RESULTS OF OPERATIONS

     THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2000.

     Net revenues for the three months ended March 31, 2001 were $14,159,000, up $4,451,000 or 46% from $9,708,000 for the three months ended March 31, 2000. Revenues for the manufactured products segment accounted for 91% and 87% of total net revenues in 2001 and 2000, respectively, while revenues from distributed products accounted for 9% and 13% in 2001 and 2000, respectively. Manufactured products segment revenues increased $4,467,000, or 53%, due to increased sales of branded products. Revenues from the distribution and merchandising of products manufactured by others were essentially flat with the same period in the prior year.

     Gross profit for the three months ended March 31, 2001, was $3,765,000, or 27% of net revenues, as compared to $2,420,000, or 25% of net revenues, for the three months ended March 31, 2000. The $1,345,000 increase, or 56%, in gross profit resulted from the increased sales volume in the manufactured products segment and improved manufacturing capacity utilization.

     Selling, general and administrative expenses increased to $3,096,000, or 22% of net revenues, for the three months ended March 31, 2000 from $1,875,000, or 19% of net revenues, for the same period in 2000. The increase of $1,221,000, or 65%, was primarily due to increased marketing costs for promotional spending in connection with the T.G.I. Friday's(TM) brand salted snacks launch, sales and administrative personnel costs to support the growth in revenues, and increased amortization of intangibles from the June 2000 acquisition of Boulder Natural Foods, Inc. and the Boulder Potato Company(TM) brand of natural potato chips ("Boulder").

     Net interest expense increased to $296,000 for the three months ended March 31, 2001 from a net interest expense of $281,000 for the three months ended March 31, 2000. The increase of $15,000 was due to interest expense associated with the indebtedness incurred in connection with a June 2000 acquisition.

     The Company has provided $16,000 for state income taxes only. No Federal tax provision was recorded in 2001 due to the availability of net operating loss carryforwards.

     LIQUIDITY AND CAPITAL RESOURCES

     Net working capital was $0.8 million (a current ratio of 1.1) and $0.8 million (a current ratio of 1.1) at March 31, 2001 and December 31, 2000, respectively. For the three months ended March 31, 2001, the Company generated cash flow of $0.4 million from operating activities, principally from operating results and non-cash charges, invested a net amount of $1.1 million in new equipment, and increased indebtedness by a net $0.6 million.

     On October 28, 2000, the Company experienced a fire at the Goodyear, Arizona manufacturing plant, causing a temporary shutdown of manufacturing operations at the facility. The Company resumed full production of private label potato chips in early January of 2001 and resumed full production of batch-fried potato chips in late March of 2001. During the quarter ended March 31, 2001, the Company recorded approximately $1.4 million of incremental expenses incurred as a result of the fire, primarily associated with outsourcing production. These extra expenses were charged to "cost of revenue" and offset by a $1.4 million credit representing estimated future insurance proceeds. During the first quarter, the Company also incurred approximately $1.7 million in building and equipment reconstruction costs in connection with the fire and the Company was advanced a total of $1.7 million by the insurance company. As of March 31, 2001, "Accounts Receivable" in the accompanying Consolidated Balance Sheet reflected approximately $1.3 million in expected future insurance proceeds. In early April 2001, the Company received additional advances from the insurance company in the amount of $1.3 million. "Fire related income, net" on the accompanying Consolidated Statement of Operations for the quarter ended March 31, 2001 includes (i) a gain of $167,000, representing the excess of insurance proceeds over the book value of the building and equipment of $533,000 damaged by the fire, and (ii) expenses not reimbursable by the insurance company of $154,000.

     At March 31, 2001, the Company had outstanding 9% Convertible Debentures due July 1, 2002 (the "9% Convertible Debentures") in the principal amount of $466,826 held by Wells Fargo Small Business Investment Company, Inc. ("Wells Fargo SBIC"). The 9% Convertible Debentures are secured by land, buildings, equipment and intangibles. Interest on the 9% Convertible Debentures is paid by the Company on a monthly basis. Monthly principal payments of approximately $5,000 are required to be made by the Company on the Wells Fargo SBIC 9% Convertible Debenture through June 2002 with the remaining balance due on July 1, 2002. As a result of an event of default (including the failure of the Company to comply with certain financial ratios), the holder of the 9% Convertible Debentures has the right, upon written notice and after a thirty-day period during which such default may be cured, to demand immediate payment of the then unpaid principal and accrued but unpaid interest under the 9% Convertible Debentures. The Company is currently in compliance with the required financial ratios.

     On October 7, 1999, the Company signed a $9.15 million Credit Agreement with U.S. Bancorp (the "U.S. Bancorp Credit Agreement") consisting of a $3.0 million working capital line of credit (the "U.S. Bancorp Line of Credit"), a $5.8 million term loan (the "U.S. Bancorp Term Loan A") and a $350,000 term loan (the "U.S. Bancorp Term Loan B"). Borrowings under the U.S. Bancorp Credit Agreement were used to pay off a $2.5 million line of credit and a $0.5 million term loan previously obtained by the Company from Wells Fargo Business Credit, Inc. ("Wells Fargo"), to refinance indebtedness effectively assumed by the Company in connection with the acquisition of Wabash Foods in October 1999, and is being used for general working capital needs. The U.S. Bancorp Line of Credit bears interest at an annual rate of prime plus 1% and matures in October 2002. The U.S. Bancorp Term Loan A bears interest at an annual rate of prime and requires monthly principal payments of approximately $74,000, plus interest, until maturity in July 2006. The U.S. Bancorp Term Loan B bears interest at an annual rate of prime plus 2.5% and requires monthly principal payments of approximately $29,000, plus interest, until maturity in March 2001. In June 2000, the U.S Bancorp Credit Agreement was amended to include an additional $300,000 term loan (the "U.S. Bancorp Term Loan C") and to refinance a $715,000 non-interest bearing note due to U.S. Bancorp in June 2000. Proceeds from the U.S. Bancorp Term Loan C were used in connection with the Boulder acquisition. The U.S. Bancorp Term Loan C bears interest at an annual rate of prime plus 2% and requires monthly principal payments of approximately $12,500, plus interest, until maturity in August 2002. The Company made a payment of $200,000 on the $715,000 non-interest bearing note and refinanced the balance in a term loan (the "U.S. Bancorp Term Loan D"). The U.S. Bancorp Term Loan D bears interest at an annual rate of prime plus 2% and requires monthly principal payments of approximately $21,500, plus interest, until maturity in June 2002. In March 2001, the U.S. Bancorp Credit Agreement was amended to increase the U.S. Bancorp Line of Credit from $3.0 million to $5.0 million, establish a $0.5 million capital expenditure line of credit and modify certain financial covenants. The U.S. Bancorp Credit Agreement is secured by accounts receivable, inventories, equipment and intangibles. Borrowings under the U.S. Bancorp Line of Credit are limited to 80% of eligible receivables and 60% of eligible inventories, and at March 31, 2001, the Company had a borrowing base of approximately $4,321,000 under the U.S. Bancorp Line of Credit. The U.S. Bancorp Credit Agreement requires the Company to be in compliance with certain financial covenants, including a minimum cash flow coverage ratio, a minimum debt service coverage ratio, minimum annual operating results, a minimum tangible capital base and a minimum fixed charge coverage ratio. At March 31, 2001, the Company was in compliance with all of the financial covenants. Management believes that the fulfillment of the Company's plans and objectives will enable the Company to attain a sufficient level of profitability to remain in compliance with these financial performance criteria. There can be no assurance, however, that the Company will attain any such profitability and remain in compliance. Any acceleration under the U.S. Bancorp Credit Agreement prior to the scheduled maturity of the U.S. Bancorp Line of Credit or the U.S. Bancorp Term Loans could have a material adverse effect upon the Company. As of March 31, 2001, there was an outstanding balance of $3,098,939 on the U.S. Bancorp Line of Credit. On October 7, 1999, pursuant to the terms of the U.S. Bancorp Credit Agreement, the Company issued to U.S. Bancorp a warrant (the "U.S. Bancorp Warrant") to purchase 50,000 shares of Common Stock for an exercise price of $1.00 per share. The U.S. Bancorp warrant is exercisable until October 7, 2004, the date of termination of the U.S. Bancorp Warrant, and provides the holder thereof certain piggyback registration rights.

     In connection with the implementation of the Company's business strategy, the Company may incur additional operating losses in the future and is likely to require future debt or equity financings (particularly in connection with future strategic acquisitions). Expenditures relating to acquisition-related integration costs, market and territory expansion and new product development may adversely affect selling, general and administrative expenses and consequently may adversely affect operating and net income. These types of expenditures are expensed for accounting purposes as incurred, while revenue generated from the result of such expansion may benefit future periods. Management believes that the Company will generate positive cash flow from operations, during the next twelve months, which along with its existing working capital and borrowing facilities, should enable the Company to meet its operating cash requirements for the next twelve months. The belief is based on current operating plans and certain assumptions, including those relating to the Company's future revenue levels and expenditures, industry and general economic conditions and other conditions. If any of these factors change, the Company may require future debt or equity financings to meet its business requirements. There can be no assurance that any required financings will be available or, if available, on terms attractive to the Company.

                           FORWARD LOOKING STATEMENTS

     THIS QUARTERLY REPORT ON FORM 10-QSB, INCLUDING ALL DOCUMENTS INCORPORATED BY REFERENCE, INCLUDES "FORWARD-LOOKING" STATEMENTS WITHIN THE MEANING OF
SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED (THE "SECURITIES ACT") AND
SECTION 12E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, AND THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995, AND THE COMPANY DESIRES TO TAKE ADVANTAGE OF THE "SAFE HARBOR" PROVISIONS THEREOF. THEREFORE, THE COMPANY IS INCLUDING THIS STATEMENT FOR THE EXPRESS PURPOSE OF AVAILING ITSELF OF THE PROTECTIONS OF THE SAFE HARBOR WITH RESPECT TO ALL OF SUCH FORWARD-LOOKING STATEMENTS. IN THIS FORM 10-QSB, THE WORDS "ANTICIPATES," "BELIEVES," "EXPECTS," "INTENDS," "ESTIMATES," "PROJECTS," "WILL LIKELY RESULT," "WILL CONTINUE," "FUTURE" AND SIMILAR TERMS AND EXPRESSIONS IDENTIFY FORWARD-LOOKING STATEMENTS. THE FORWARD-LOOKING STATEMENTS IN THIS FORM 10-QSB REFLECT THE COMPANY'S CURRENT VIEWS WITH RESPECT TO FUTURE EVENTS AND FINANCIAL PERFORMANCE. THESE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES, INCLUDING SPECIFICALLY THE COMPANY'S BRIEF OPERATING HISTORY AND SIGNIFICANT HISTORICAL OPERATING LOSSES AND THE POSSIBILITY THAT THE COMPANY WILL NEED ADDITIONAL FINANCING DUE TO FUTURE OPERATING LOSSES OR IN ORDER TO IMPLEMENT THE COMPANY'S BUSINESS STRATEGY, THE POSSIBLE DIVERSION OF MANAGEMENT RESOURCES FROM THE DAY-TO-DAY OPERATIONS OF THE COMPANY AS A RESULT OF THE COMPANY'S PURSUIT OF STRATEGIC ACQUISITIONS; POTENTIAL DIFFICULTIES RESULTING FROM THE INTEGRATION OF ACQUIRED BUSINESSES WITH THE COMPANY'S BUSINESS, OTHER ACQUISITION-RELATED RISKS, SIGNIFICANT COMPETITION, RISKS RELATED TO THE FOOD PRODUCTS INDUSTRY, VOLATILITY OF THE MARKET PRICE OF THE COMPANY'S COMMON STOCK, THE POSSIBLE DE-LISTING OF THE COMPANY'S COMMON STOCK FROM THE NASDAQ SMALLCAP MARKET AND THOSE OTHER RISKS AND UNCERTAINTIES DISCUSSED HEREIN AND IN THE OTHER FILINGS BY THE COMPANY WITH THE SECURITIES AND EXCHANGE COMMISSION, THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM HISTORICAL RESULTS OR THOSE ANTICIPATED. IN LIGHT OF THESE RISKS AND UNCERTAINTIES, THERE CAN BE NO ASSURANCE THAT THE FORWARD-LOOKING INFORMATION CONTAINED IN THIS FORM 10-QSB WILL IN FACT TRANSPIRE OR PROVE TO BE ACCURATE. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THE FORWARD-LOOKING STATEMENTS CONTAINED HEREIN, WHICH SPEAK ONLY AS OF THE DATE HEREOF. THE COMPANY UNDERTAKES NO OBLIGATION TO PUBLICLY REVISE THESE FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES THAT MAY ARISE AFTER THE DATE HEREOF. ALL SUBSEQUENT WRITTEN OR ORAL FORWARD-LOOKING STATEMENTS ATTRIBUTABLE TO THE COMPANY OR PERSONS ACTING ON OUR BEHALF ARE EXPRESSLY QUALIFIED IN THEIR ENTIRETY BY THIS SECTION.

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

     None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5. OTHER INFORMATION

     On October 28, 2000, the Company experienced a fire at the Goodyear, Arizona manufacturing plant, causing a temporary shutdown of manufacturing operations at the facility. The Company resumed full production of private label potato chips in early January of 2001 and resumed full production of batch-fried potato chips in late March of 2001. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION - LIQUIDITY AND CAPITAL RESOURCES".

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits:

EXHIBIT
NUMBER                                DESCRIPTION
------                                -----------

10.1 Second Amendment to Credit Agreement (dated March 2, 2001), by and between the Company and U.S. Bank National Association.*

10.2 License Agreement, dated April 3, 2000, by and between the Company and TGI Friday's Inc. (Certain portions of this exhibit have been omitted pursuant to a confidential treatment request filed with the Securities and Exchange Commission.)*

* Filed herewith.

     (b) Current Reports on Form 8-K:

          (1) Current Report on Form 8-K, reporting on the October 28, 2000 fire at the company's Goodyear, Arizona manufacturing plant, including the partial resumption of production (filed with the Commission on January 19, 2001).

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 POORE BROTHERS, INC.

                                 By: /s/ Eric J. Kufel
                                     -------------------------------------------
Dated: May 15, 2001                                Eric J. Kufel
                                       President and Chief Executive Officer
                                            (principal executive officer)


                                 By: /s/ Thomas W. Freeze
                                     -------------------------------------------
Dated: May 15, 2001                                Thomas W. Freeze
                                       Senior Vice President, Chief Financial
                                           Officer, Treasurer and Secretary
                                    (principal financial and accounting officer)

                                  EXHIBIT INDEX


EXHIBIT
NUMBER                                DESCRIPTION
------                                -----------

10.1 Second Amendment to Credit Agreement (dated March 2, 2001), by and between the Company and U.S. Bank National Association.*

10.2 License Agreement, dated April 3, 2000, by and between the Company and TGI Friday's Inc. (Certain portions of this exhibit have been omitted pursuant to a confidential treatment request filed with the Securities and Exchange Commission.)*


* Filed herewith.