Form 10QSB
period 2001-06-30
POORE BROTHERS INC
filed 2001-08-10
CIK 944508

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] Quarterly Report under Section 13 or 15(d) of the Securities
    Exchange Act of 1934

    For the quarterly period ended June 30, 2001

                                       OR

[ ] Transition Report under Section 13 or 15(d) of the Securities
    Exchange Act of 1934

    For the transition period from _____________ to _____________

                         Commission File Number 1-14556


                              POORE BROTHERS, INC.
        (Exact name of small business issuer as specified in its charter)


            DELAWARE                                              86-0786101
(State or other jurisdiction of                                (I.R.S. Employer
 incorporation or organization)                              Identification No.)


                3500 S. LA COMETA DRIVE, GOODYEAR, ARIZONA 85338
                    (Address of principal executive offices)


                                 (623) 932-6200
                           (Issuer's telephone number)


Check  whether the  Registrant:  (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

As of June 30, 2001, the number of issued and outstanding shares of common stock of the Registrant was 15,042,765.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

         Consolidated balance sheets as of June 30, 2001 and
         December 31, 2000.................................................  3

         Consolidated statements of operations for the three and
         six months ended June 30, 2001 and 2000...........................  4

         Consolidated statements of cash flows for the six months
         ended June 30, 2001 and 2000......................................  5

         Notes to consolidated financial statements........................  6

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
        AND FINANCIAL CONDITION............................................ 11


PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.................................................. 15

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.......................... 15

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.................................... 15

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................ 15

ITEM 5. OTHER INFORMATION.................................................. 16

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K................................... 16

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                      POORE BROTHERS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                      JUNE 30,         DECEMBER 31,
                                                                        2001              2000
                                                                    ------------       ------------
                                                                     (unaudited)
                                       ASSETS
Current assets:
  Cash                                                              $    219,692       $    327,553
  Accounts receivable, net of allowance of $433,000 and
   $247,000 in 2001 and 2000, respectively                             6,696,741          4,936,393
  Inventories                                                          3,724,143          1,782,551
  Other current assets                                                   416,765            394,356
                                                                    ------------       ------------
        Total current assets                                          11,057,341          7,440,853

Property and equipment, net                                           13,908,032         12,306,241
Intangible assets, net                                                 9,704,579         10,030,631
Other assets                                                             209,416            212,737
                                                                    ------------       ------------

Total assets                                                        $ 34,879,368       $ 29,990,462
                                                                    ============       ============

                        LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                  $  4,166,965       $  3,031,130
  Accrued liabilities                                                  2,382,054          1,323,357
  Current portion of long-term debt                                    2,373,174          2,315,391
                                                                    ------------       ------------
        Total current liabilities                                      8,922,193          6,669,878

Long-term debt, less current portion                                  10,833,806          9,025,088
                                                                    ------------       ------------
        Total liabilities                                             19,755,999         15,694,966
                                                                    ------------       ------------

Commitments and Contingencies

Shareholders' equity:
  Preferred stock, $100 par value; 50,000 shares authorized;
   no shares issued or outstanding in 2001 and 2000                           --                 --
  Common stock, $.01 par value;  50,000,000 shares authorized;
   15,042,765 and 14,994,765 shares issued and outstanding at
   June 30, 2001 and December 31, 2000, respectively                     150,427            149,947
  Additional paid-in capital                                          19,731,859         19,677,542
  Accumulated deficit                                                 (4,758,917)        (5,531,993)
                                                                    ------------       ------------
    Total shareholders' equity                                        15,123,369         14,295,496
                                                                    ------------       ------------

 Total liabilities and shareholders' equity                         $ 34,879,368       $ 29,990,462
                                                                    ============       ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      POORE BROTHERS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                  THREE MONTHS ENDED JUNE 30,           SIX MONTHS ENDED JUNE 30,
                                                ------------------------------       ------------------------------
                                                    2001              2000               2001              2000
                                                ------------      ------------       ------------      ------------
                                                 (unaudited)       (unaudited)        (unaudited)       (unaudited)
Net revenues                                    $ 15,707,746      $ 10,539,835       $ 29,866,932      $ 20,247,671

Cost of revenues                                  11,361,325         7,805,196         21,755,740        15,093,127
                                                ------------      ------------       ------------      ------------

        Gross profit                               4,346,421         2,734,639          8,111,192         5,154,544

Selling, general and administrative expenses       3,643,264         2,148,476          6,739,701         4,023,495
                                                ------------      ------------       ------------      ------------

        Operating income                             703,157           586,163          1,371,491         1,131,049

Fire related income (expense), net                    (6,873)               --              5,739                --

Interest expense, net                               (275,950)         (272,939)          (572,154)         (553,741)
                                                ------------      ------------       ------------      ------------
        Income before income tax provision           420,334           313,224            805,076           577,308

Income tax provision                                 (16,000)          (10,500)           (32,000)          (17,000)
                                                ------------      ------------       ------------      ------------
        Net income                              $    404,334      $    302,724       $    773,076      $    560,308
                                                ============      ============       ============      ============
Earnings per common share:
  Basic                                         $       0.03      $       0.02       $       0.05      $       0.04
                                                ============      ============       ============      ============
  Diluted                                       $       0.02      $       0.02       $       0.04      $       0.04
                                                ============      ============       ============      ============
Weighted average number of common shares:
  Basic                                           15,046,655        13,555,332         15,023,340        13,407,919
                                                ============      ============       ============      ============
  Diluted                                         17,708,387        14,497,498         17,563,114        14,208,083
                                                ============      ============       ============      ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      POORE BROTHERS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  SIX MONTHS ENDED JUNE 30,
                                                                -----------------------------
                                                                   2001              2000
                                                                -----------       -----------
                                                                (unaudited)       (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                    $   773,076       $   560,308
  Adjustments to reconcile net income to net cash provided
   by operating activities:
    Depreciation                                                    576,974           530,964
    Amortization                                                    344,808           289,311
    Valuation reserves                                              207,630            50,302
    Other non-cash charges                                          177,340           123,085
    Gain on disposition of assets due to fire                      (167,450)               --
  Change in operating assets and liabilities:
    Accounts receivable                                          (1,946,861)         (685,171)
    Inventories                                                  (1,962,709)         (130,124)
    Other assets and liabilities                                   (215,184)         (348,655)
    Accounts payable and accrued liabilities                      2,194,532           834,944
                                                                -----------       -----------
        Net cash provided (used) by operating activities            (17,844)        1,224,964
                                                                -----------       -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                             (2,435,792)         (163,259)
  Acquisition and related expenses                                       --          (344,884)
  Proceeds from disposition of assets due to fire                   700,000                --
                                                                -----------       -----------
        Net cash used in investing activities                    (1,735,792)         (508,143)
                                                                -----------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock                             63,570           135,238
  Payments made on long-term debt                                (1,222,233)         (809,718)
  Stock and debt issuance costs                                      (8,773)           (2,000)
  Net increase in working capital line of credit                  2,813,211            10,429
                                                                -----------       -----------
        Net cash used (provided) in financing activities          1,645,775          (666,051)
                                                                -----------       -----------
Net increase (decrease) in cash                                    (107,861)           50,770
Cash at beginning of period                                         327,553           104,364
                                                                -----------       -----------
Cash at end of period                                           $   219,692       $   155,134
                                                                ===========       ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the six months for interest                  $   560,793       $   498,722
  Summary of non-cash investing and financing activities:
    Common stock issued for sales commissions                            --            50,000
    Common stock issued for acquisition                                  --         1,220,278
    Note payable issued for acquisition                                  --           830,000
    Note payable issued to purchase property and equipment          275,523                --

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

     The Company is engaged in the production, marketing and distribution of innovative salted snack food products that are sold primarily through grocery retailers, club stores and vend distributors in the United States. The Company
(i)  manufactures  and sells  its own  brands of  salted  snack  food  products, including Poore Brothers(R), Bob's Texas Style(R), and Boulder Potato Company(TM) brand batch-fried potato chips, Tato Skins(R) brand potato snacks and Pizzarias(R) brand pizza chips; (ii) manufactures and sells T.G.I. Friday's(TM) brand salted snacks under license from TGI Friday's Inc.; (iii) manufactures private label potato chips for grocery retailers in the southwest, and (iv) distributes and merchandises snack food products that are manufactured by others.

BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of Poore Brothers, Inc. and all of its wholly-owned subsidiaries. All significant intercompany amounts and transactions have been eliminated. The financial statements have been prepared in accordance with the instructions for Form 10-QSB and, therefore, do not include all the information and footnotes required by accounting principles generally accepted in the United States. In the opinion of management, the consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary in order to make the consolidated financial statements not misleading. A description of the Company's accounting policies and other financial information is included in the audited financial statements filed with the Form 10-KSB for the fiscal year ended December 31, 2000. The results of operations for the six months ended June 30, 2001 are not necessarily indicative of the results expected for the full year.

NEW ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires companies to apply the purchase method of accounting for all business combinations initiated after June 30, 2001 and prohibits the use of the pooling-of-interest method. SFAS No. 142 changes the method by which companies recognize intangible assets in purchase business combinations and generally requires identifiable intangible assets to be recognized separately from goodwill. In addition it eliminates the amortization of all existing and newly acquired goodwill on a prospective basis and requires companies to assess goodwill for impairment, at least annually, based on the fair value of the reporting unit. Goodwill and other intangible asset amortization for the six months ended June 30, 2001 was $326,052. The Company will be required to adopt SFAS Nos. 141 and 142 on January 1, 2002, however, earlier adoption is permitted. Management has not determined the impact the adoption of SFAS Nos. 141 and 142 will have on the Company's financial statements or when the Company will elect to adopt these statements.

                      POORE BROTHERS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

                                                       THREE MONTHS ENDED JUNE 30,      SIX MONTHS ENDED JUNE 30,
                                                      -----------------------------    ---------------------------
                                                          2001            2000            2001            2000
                                                       -----------     -----------     -----------     -----------
BASIC EARNINGS PER SHARE:
Net income                                             $   404,334     $   302,724     $   773,076     $   560,308
                                                       ===========     ===========     ===========     ===========

Weighted average number of common shares                15,046,655      13,555,332      15,023,340      13,407,919
                                                       ===========     ===========     ===========     ===========

Earnings per common share                              $      0.03     $      0.02     $      0.05     $      0.04
                                                       ===========     ===========     ===========     ===========

DILUTED EARNINGS PER SHARE:
Net income                                             $   404,334     $   302,724     $   773,076     $   560,308
  Addback:  Debenture interest                               9,447              --           9,895              --
                                                       -----------     -----------     -----------     -----------
Adjusted income                                        $   413,781     $   302,724     $   782,971     $   560,308
                                                       ===========     ===========     ===========     ===========

Weighted average number of common shares                15,046,655      13,555,332      15,023,340      13,407,919

Incremental shares from assumed conversions-
  9% Convertible debentures                                421,000              --         441,000              --
  Warrants                                                 709,494         363,923         679,201         327,761
  Stock options                                          1,531,238         578,243       1,419,573         472,403
                                                       -----------     -----------     -----------     -----------
Adjusted weighted average number of common shares       17,708,387      14,497,498      17,563,114      14,208,083
                                                       ===========     ===========     ===========     ===========

Earnings per common share                              $      0.02     $      0.02     $      0.04     $      0.04
                                                       ===========     ===========     ===========     ===========

2. LONG-TERM DEBT

     At June 30, 2001, the Company had outstanding 9% Convertible Debentures due July 1, 2002 (the "9% Convertible Debentures") in the principal amount of $454,163 held by Wells Fargo Small Business Investment Company, Inc. ("Wells Fargo SBIC"). The 9% Convertible Debentures are secured by land, buildings, equipment and intangibles. Interest on the 9% Convertible Debentures is paid by the Company on a monthly basis. Monthly principal payments of approximately $5,000 are required to be made by the Company on the Wells Fargo SBIC 9% Convertible Debenture through June 2002 with the remaining balance due on July 1, 2002. As a result of an event of default (including the failure of the Company to comply with certain financial ratios), the holder of the 9%

Convertible Debentures has the right, upon written notice and after a thirty-day period during which such default may be cured, to demand immediate payment of the then unpaid principal and accrued but unpaid interest under the 9% Convertible Debentures. The Company is currently in compliance with the required financial ratios.

     On October 7, 1999, the Company signed a $9.15 million Credit Agreement with U.S. Bancorp (the "U.S. Bancorp Credit Agreement") consisting of a $3.0 million working capital line of credit (the "U.S. Bancorp Line of Credit"), a $5.8 million term loan (the "U.S. Bancorp Term Loan A") and a $350,000 term loan (the "U.S. Bancorp Term Loan B"). Borrowings under the U.S. Bancorp Credit Agreement were used to pay off a $2.5 million line of credit and a $0.5 million term loan previously obtained by the Company from Wells Fargo Business Credit, Inc. ("Wells Fargo"), to refinance indebtedness effectively assumed by the Company in connection with the acquisition of Wabash Foods in October 1999, and is being used for general working capital needs. The U.S. Bancorp Line of Credit bears interest at an annual rate of prime plus 1%. The U.S. Bancorp Term Loan A bears interest at an annual rate of prime and requires monthly principal payments of approximately $74,000, plus interest, until maturity in July 2006. The U.S. Bancorp Term Loan B bears interest at an annual rate of prime plus 2.5% and requires monthly principal payments of approximately $29,000, plus interest, until maturity in March 2001. In June 2000, the U.S. Bancorp Credit Agreement was amended to include an additional $300,000 term loan (the "U.S. Bancorp Term Loan C") and to refinance a $715,000 non-interest bearing note due to U.S. Bancorp on June 30, 2000. Proceeds from the U.S. Bancorp Term Loan C were used in connection with the Boulder acquisition. The U.S. Bancorp Term Loan C bears interest at an annual rate of prime plus 2% and requires monthly principal payments of approximately $12,500, plus interest, until maturity in August 2002. The Company made a payment of $200,000 on the $715,000 non-interest bearing note and refinanced the balance in a term loan (the "U.S. Bancorp Term Loan D"). The U.S. Bancorp Term Loan D bears interest at an annual rate of prime plus 2% and requires monthly principal payments of approximately $21,500, plus interest, until maturity in June 2002. In April 2001, the U.S. Bancorp Credit Agreement was amended to increase the U.S. Bancorp Line of Credit from $3.0 million to $5.0 million, establish a $0.5 million capital expenditure line of credit, extend the U.S. Bancorp Line of Credit maturity date from October 2002 to October 31, 2003, and modify certain financial covenants. The U.S. Bancorp Credit Agreement is secured by accounts receivable, inventories, equipment and intangibles. Borrowings under the U.S. Bancorp Line of Credit are limited to 80% of eligible receivables and 60% of eligible inventories. On August 6, 2001, the Company had a borrowing base of approximately $4,623,000 under the U.S. Bancorp Line of Credit. The U.S. Bancorp Credit Agreement requires the Company to be in compliance with certain financial covenants, including a minimum cash flow coverage ratio, a minimum debt service coverage ratio, minimum annual operating results, a minimum tangible capital base and a minimum fixed charge coverage ratio. At June 30, 2001, the Company was in compliance with all of the financial covenants. Management believes that the fulfillment of the Company's plans and objectives will enable the Company to attain a sufficient level of profitability to remain in compliance with these financial performance criteria. There can be no assurance, however, that the Company will attain any such profitability and remain in compliance. Any acceleration under the U.S. Bancorp Credit Agreement prior to the scheduled maturity of the U.S. Bancorp Line of Credit or the U.S. Bancorp Term Loans could have a material adverse effect upon the Company. On August 6, 2001, there was an outstanding balance of $4,062,348 on the U.S. Bancorp Line of Credit. On October 7, 1999, pursuant to the terms of the U.S. Bancorp Credit Agreement, the Company issued to U.S. Bancorp a warrant (the "U.S. Bancorp Warrant") to purchase 50,000 shares of Common Stock for an exercise price of $1.00 per share. The U.S. Bancorp warrant is exercisable until October 7, 2004, the date of termination of the U.S. Bancorp Warrant, and provides the holder thereof certain piggyback registration rights.

3. LITIGATION

     The Company is periodically a party to various lawsuits arising in the ordinary course of business. Management believes, based on discussions with legal counsel, that the resolution of such lawsuits will not have a material effect on the Company's financial position or results of operations.

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

                                                             MANUFACTURED     DISTRIBUTED
                                                               PRODUCTS        PRODUCTS       CONSOLIDATED
                                                             ------------    ------------     ------------
THREE MONTHS ENDED JUNE 30, 2001
  Revenues from external customers                           $14,496,449      $1,211,297      $15,707,746
  Depreciation and amortization in segment gross profit          204,483              --          204,483
  Segment gross profit                                         4,360,165         (13,744)       4,346,421

THREE MONTHS ENDED JUNE 30, 2000
  Revenues from external customers                           $ 9,340,217      $1,199,618      $10,539,835
  Depreciation and amortization in segment gross profit          241,917              --          241,917
  Segment gross profit                                         2,654,590          80,049        2,734,639

SIX MONTHS ENDED JUNE 30, 2001
  Revenues from external customers                           $27,398,509      $2,468,423      $29,866,932
  Depreciation and amortization in segment gross profit          434,542              --          434,542
  Segment gross profit                                         8,030,531          80,661        8,111,192

SIX MONTHS ENDED JUNE 30, 2000
  Revenues from external customers                           $17,775,246      $2,472,425      $20,247,671
  Depreciation and amortization in segment gross profit          520,172              --          520,172
  Segment gross profit                                         4,998,318         156,226        5,154,544

     The following table reconciles reportable segment gross profit to the Company's consolidated income before income taxes.

                                                   THREE MONTHS ENDED JUNE 30,       SIX MONTHS ENDED JUNE 30,
                                                   ---------------------------     ----------------------------
                                                       2001            2000           2001              2000
                                                   -----------     -----------     -----------      -----------
Consolidated segment gross profit                  $ 4,346,421     $ 2,734,639     $ 8,111,192      $ 5,154,544
Unallocated amounts:
  Selling, general and administrative Expenses       3,643,264       2,148,476       6,739,701        4,023,495
  Interest expense, net                                275,950         272,939         572,154          553,741
  Fire related income (expense), net                     6,873              --          (5,739)              --
                                                   -----------     -----------     -----------      -----------
Income before income taxes                         $   420,334     $   313,224     $   805,076      $   577,308
                                                   ===========     ===========     ===========      ===========

5.  IMPACT OF OCTOBER 2000 FIRE AT GOODYEAR, ARIZONA PLANT

     On October 28, 2000, the Company experienced a fire at the Goodyear, Arizona manufacturing plant, causing a temporary shutdown of manufacturing operations at the facility. The Company resumed full production of private label potato chips in early January of 2001 and resumed full production of batch-fried potato chips in late March of 2001. During the quarter ended March 31, 2001, the Company recorded approximately $1.4 million of incremental expenses incurred as a result of the fire, primarily associated with outsourcing production. These extra expenses were charged to "cost of revenue" and offset by a $1.4 million credit representing estimated future insurance proceeds. During the first quarter, the Company also incurred approximately $1.7 million in building and equipment reconstruction costs in connection with the fire and the Company was advanced a total of $1.7 million by the insurance company. During the quarter ended June 30, 2001, the Company received additional advances from its insurance company in the amount of $1.5 million. "Fire related income(expense), net" on the accompanying Consolidated Statement of Operations for the six months ended June 30, 2001 includes (i) a gain of $167,000, representing the excess of insurance proceeds over the book value of the building and equipment of $533,000 damaged by the fire, and (ii) expenses not reimbursable by the insurance company of $154,000.

6. INCOME TAXES

     The income tax provision recorded in the three months and six months ended June 30, 2001 and 2000 is a provision for state taxes only. For federal tax purposes, the Company has net operating loss carryforwards, which it utilized to reduce its expected federal tax provision, and which begin to expire in varying amounts between 2010 and 2018. Each quarter the Company evaluates whether it is more likely than not some or all of deferred tax assets will be realized and the adequacy of the valuation allowance. As a result of historical operating losses, partially mitigated by recent profitability, the Company continues to fully reserve its net deferred tax assets as of June 30, 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

     THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2000

     Net revenues for the three months ended June 30, 2001 were $15,708,000, up $5,168,000 or 49% from $10,540,000 for the three months ended June 30, 2000. Revenues for the manufactured products segment accounted for 92% and 89% of total net revenues in 2001 and 2000, respectively. Revenues from distributed products accounted for 8% and 11% of total net revenues in 2001 and 2000, respectively. Manufactured products segment revenues increased $5,156,000 or 55% driven by sales of new branded products, including larger than expected introductory promotional and shelf-stocking orders for T.G.I. Friday's(TM) brand salted snacks. Revenues from the distribution and merchandising of products manufactured by others were essentially flat with the same period in the prior year.

     Gross profit for the three months ended June 30, 2001, was $4,346,000, or 28% of net revenues, as compared with $2,735,000, or 26% of net revenues, for the three months ended June 30, 2000. The $1,611,000 increase, or 59% in gross profit resulted from the increased branded product sales volume and improved manufacturing efficiencies in the manufactured products segment.

     Selling, general and administrative expenses increased to $3,643,000, or 23% of net revenues, for the three months ended June 30, 2001 from $2,148,000, or 20% of net revenues, for the same period in 2000. The increase of $1,495,000, or 70%, compared with the second quarter of 2000, was primarily due to increased advertising, promotional spending, and sales personnel costs to support business growth.

     Net interest expense increased slightly to $276,000 for the three months ended June 30, 2001 from a net interest expense of $273,000 for the three months ended June 30, 2000.

     The Company has provided $16,000 for state income taxes for the three months ended June 30, 2001 and $10,500 for the three months ended June 30, 2000. No federal tax provision was recorded for either period due to the availability of net operating loss carryforwards.

     SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO THE SIX MONTHS ENDED
     JUNE 30, 2000

     Net revenues for the six months ended June 30, 2001 were $29,867,000 up $9,619,000 or 48%, from $20,248,000 for the six months ended June 30, 2000.
Revenues for the manufactured products segment accounted for 92% and 88% of total net revenues in 2001 and 2000, respectively. Revenues from distributed products accounted for 8% and 12% in 2001 and 2000, respectively. Manufactured products segment revenues increased $9,623,000 or 54%, driven by sales of new branded products, including larger than expected introductory promotional and shelf-stocking orders for T.G.I. Friday's(TM) brand salted snacks. Revenues from the distribution and merchandising of products manufactured by others were essentially flat with the same period in the prior year.

     Gross profit for the six months ended June 30, 2001, was $8,111,000, or 27% of net revenues, as compared with $5,155,000, or 25% of net revenues, for the six months ended June 30, 2000. The $2,956,000 increase, or 57%, in gross profit resulted from the increased branded products sales volume and improved manufacturing efficiencies in the manufactured products segment.

     Selling, general and administrative expenses increased to $6,740,000, or 23% of net revenues, for the six months ended June 30, 2001 from $4,023,000 or 20% of net revenues, for the same period in 2000. The increase of $2,717,000 or

68%, compared with the six months of 2000, was primarily due to increased advertising, promotional spending, and sales personnel costs to support business growth.

     Net interest expense increased to $572,000 for the six months ended June 30, 2001 from a net interest expense of $554,000 for the six months ended June 30, 2000. The increase of $18,000 was primarily due to interest expense associated with the indebtedness incurred in connection with a June 2000 acquisition.

     The Company has provided $32,000 for the six months ended June 30, 2001 and $17,000 for the six months ended June 30, 2000, for state income taxes. No federal tax provision was recorded for either period due to the availability of net operating loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

     Net working capital was $2.1 million (a current ratio of 1.2) and $0.8 million (a current ratio of 1.1) at June 30, 2001 and December 31, 2000, respectively. For the six months ended June 30, 2001, the Company invested a net amount of $1.7 million in new equipment and increased indebtedness by a net $1.6 million.

     On October 28, 2000, the Company experienced a fire at the Goodyear, Arizona manufacturing plant, causing a temporary shutdown of manufacturing operations at the facility. The Company resumed full production of private label potato chips in early January of 2001 and resumed full production of batch-fried potato chips in late March of 2001. During the quarter ended March 31, 2001, the Company recorded approximately $1.4 million of incremental expenses incurred as a result of the fire, primarily associated with outsourcing production. These extra expenses were charged to "cost of revenue" and offset by a $1.4 million credit representing estimated future insurance proceeds. During the first quarter, the Company also incurred approximately $1.7 million in building and equipment reconstruction costs in connection with the fire and the Company was advanced a total of $1.7 million by the insurance company. During the quarter ended June 30, 2001, the Company received additional advances from its insurance company in the amount of $1.5 million. "Fire related income(expense), net" on the accompanying Consolidated Statement of Operations for the six months ended June 30, 2001 includes (i) a gain of $167,000, representing the excess of insurance proceeds over the book value of the building and equipment of $533,000 damaged by the fire, and (ii) expenses not reimbursable by the insurance company of $154,000.

     At June 30, 2001, the Company had outstanding 9% Convertible Debentures due July 1, 2002 (the "9% Convertible Debentures") in the principal amount of $454,163 held by Wells Fargo Small Business Investment Company, Inc. ("Wells Fargo SBIC"). The 9% Convertible Debentures are secured by land, buildings, equipment and intangibles. Interest on the 9% Convertible Debentures is paid by the Company on a monthly basis. Monthly principal payments of approximately $5,000 are required to be made by the Company on the Wells Fargo SBIC 9% Convertible Debenture through June 2002 with the remaining balance due on July 1, 2002. As a result of an event of default (including the failure of the Company to comply with certain financial ratios), the holder of the 9% Convertible Debentures has the right, upon written notice and after a thirty-day period during which such default may be cured, to demand immediate payment of the then unpaid principal and accrued but unpaid interest under the 9% Convertible Debentures. The Company is currently in compliance with the required financial ratios.

     On October 7, 1999, the Company signed a $9.15 million Credit Agreement with U.S. Bancorp (the "U.S. Bancorp Credit Agreement") consisting of a $3.0 million working capital line of credit (the "U.S. Bancorp Line of Credit"), a $5.8 million term loan (the "U.S. Bancorp Term Loan A") and a $350,000 term loan (the "U.S. Bancorp Term Loan B"). Borrowings under the U.S. Bancorp Credit Agreement were used to pay off a $2.5 million line of credit and a $0.5 million term loan previously obtained by the Company from Wells Fargo Business Credit, Inc. ("Wells Fargo"), to refinance indebtedness effectively assumed by the Company in connection with the acquisition of Wabash Foods in October 1999, and is being used for general working capital needs. The U.S. Bancorp Line of Credit bears interest at an annual rate of prime plus 1%. The U.S. Bancorp Term Loan A bears interest at an annual rate of prime and requires monthly principal payments of approximately $74,000, plus interest, until maturity in July 2006. The U.S. Bancorp Term Loan B bears interest at an annual rate of prime plus 2.5% and requires monthly principal payments of approximately $29,000, plus interest, until maturity in March 2001. In June 2000, the U.S Bancorp Credit Agreement was amended to include an additional $300,000 term loan (the "U.S. Bancorp Term Loan C") and to refinance a $715,000 non-interest bearing note due to U.S. Bancorp in June 2000. Proceeds from the U.S. Bancorp Term Loan C were used in connection with the June 2000 Boulder acquisition. The U.S. Bancorp Term Loan C bears interest at an annual rate of prime plus 2% and requires monthly principal payments of approximately $12,500, plus interest, until maturity in August 2002. The Company made a payment of $200,000 on the $715,000 non-interest bearing note and refinanced the balance in a term loan (the "U.S. Bancorp Term Loan D"). The U.S. Bancorp Term Loan D bears interest at an annual rate of prime plus 2% and requires monthly principal payments of approximately $21,500, plus interest, until maturity in June 2002. In April 2001, the U.S. Bancorp Credit Agreement was amended to increase the U.S. Bancorp Line of Credit from $3.0 million to $5.0 million, establish a $0.5 million capital expenditure line of credit and extend the U.S. Bancorp Line of Credit maturity date from October 2002 to October 31, 2003, and modify certain financial covenants. The U.S. Bancorp Credit Agreement is secured by accounts receivable, inventories, equipment and intangibles. Borrowings under the U.S. Bancorp Line of Credit are limited to 80% of eligible receivables and 60% of eligible inventories. On August 6, 2001, the Company had a borrowing base of approximately $4,623,000 under the U.S. Bancorp Line of Credit. The U.S. Bancorp Credit Agreement requires the Company to be in compliance with certain financial covenants, including a minimum cash flow coverage ratio, a minimum debt service coverage ratio, minimum annual operating results, a minimum tangible capital base and a minimum fixed charge coverage ratio. At June 30, 2001, the Company was in compliance with all of the financial covenants. Management believes that the fulfillment of the Company's plans and objectives will enable the Company to attain a sufficient level of profitability to remain in compliance with these financial performance criteria. There can be no assurance, however, that the Company will attain any such profitability and remain in compliance. Any acceleration under the U.S. Bancorp Credit Agreement prior to the scheduled maturity of the U.S. Bancorp Line of Credit or the U.S. Bancorp Term Loans could have a material adverse effect upon the Company. On August 6, 2001, there was an outstanding balance of $4,062,348 on the U.S. Bancorp Line of Credit. On October 7, 1999, pursuant to the terms of the U.S. Bancorp Credit Agreement, the Company issued to U.S. Bancorp a warrant (the "U.S. Bancorp Warrant") to purchase 50,000 shares of Common Stock for an exercise price of $1.00 per share. The U.S. Bancorp warrant is exercisable until October 7, 2004, the date of termination of the U.S. Bancorp Warrant, and provides the holder thereof certain piggyback registration rights.

     In connection with the implementation of the Company's business strategy, the Company may incur additional operating losses in the future and is likely to require future debt or equity financings (particularly in connection with future strategic acquisitions or capital expenditures). Expenditures relating to acquisition-related integration costs, market and territory expansion and new product development and introduction may adversely affect selling, general and administrative expenses and consequently may adversely affect operating and net income. These types of expenditures are expensed for accounting purposes as incurred, while revenue generated from the result of such expansion or new products may benefit future periods. Management believes that the Company will generate positive cash flow from operations during the next twelve months which, along with its existing working capital and borrowing facilities, should enable the Company to meet its operating cash requirements for the next twelve months. The belief is based on current operating plans and certain assumptions, including those relating to the Company's future revenue levels and expenditures, industry and general economic conditions and other conditions. If any of these factors change, the Company may require future debt or equity financings to meet its business requirements. There can be no assurance that any required financings will be available or, if available, on terms attractive to the Company.

                           FORWARD LOOKING STATEMENTS

     THIS QUARTERLY REPORT ON FORM 10-QSB, INCLUDING ALL DOCUMENTS INCORPORATED BY REFERENCE, INCLUDES "FORWARD-LOOKING" STATEMENTS WITHIN THE MEANING OF
SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED (THE "SECURITIES ACT") AND
SECTION 12E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, AND THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995, AND THE COMPANY DESIRES TO TAKE ADVANTAGE OF THE "SAFE HARBOR" PROVISIONS THEREOF. THEREFORE, THE COMPANY IS INCLUDING THIS STATEMENT FOR THE EXPRESS PURPOSE OF AVAILING ITSELF OF THE PROTECTIONS OF THE SAFE HARBOR WITH RESPECT TO ALL OF SUCH FORWARD-LOOKING STATEMENTS. IN THIS QUARTERLY REPORT ON FORM 10-QSB, THE WORDS "ANTICIPATES," "BELIEVES," "EXPECTS," "INTENDS," "ESTIMATES," "PROJECTS," "WILL LIKELY RESULT," "WILL CONTINUE," "FUTURE" AND SIMILAR TERMS AND EXPRESSIONS IDENTIFY FORWARD-LOOKING STATEMENTS. THE FORWARD-LOOKING STATEMENTS IN THIS QUARTERLY REPORT ON FORM 10-QSB REFLECT THE COMPANY'S CURRENT VIEWS WITH RESPECT TO FUTURE EVENTS AND FINANCIAL PERFORMANCE. THESE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES, INCLUDING SPECIFICALLY THE COMPANY'S RELATIVELY BRIEF OPERATING HISTORY, SIGNIFICANT HISTORICAL OPERATING LOSSES AND THE POSSIBILITY OF FUTURE OPERATING LOSSES, THE POSSIBILITY THAT THE COMPANY WILL NEED ADDITIONAL FINANCING DUE TO FUTURE OPERATING LOSSES OR IN ORDER TO IMPLEMENT THE COMPANY'S BUSINESS STRATEGY, THE POSSIBLE DIVERSION OF MANAGEMENT RESOURCES FROM THE DAY-TO-DAY OPERATIONS OF THE COMPANY AS A RESULT OF RECENTLY COMPLETED STRATEGIC ACQUISITIONS AND THE PURSUIT OF ADDITIONAL STRATEGIC ACQUISITIONS, POTENTIAL DIFFICULTIES RESULTING FROM THE INTEGRATION OF ACQUIRED BUSINESSES WITH THE COMPANY'S BUSINESS, OTHER ACQUISITION-RELATED RISKS, SIGNIFICANT COMPETITION, RISKS RELATED TO THE FOOD PRODUCTS INDUSTRY, CONSUMER ACCEPTANCE OF THE COMPANY'S EXISTING AND FUTURE PRODUCTS, VOLATILITY OF THE MARKET PRICE OF THE COMPANY'S COMMON STOCK, THE POSSIBLE DE-LISTING OF THE COMMON STOCK FROM THE NASDAQ SMALLCAP MARKET AND THOSE OTHER RISKS AND
UNCERTAINTIES DISCUSSED HEREIN, THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM HISTORICAL RESULTS OR THOSE ANTICIPATED. IN LIGHT OF THESE RISKS AND UNCERTAINTIES, THERE CAN BE NO ASSURANCE THAT THE FORWARD-LOOKING INFORMATION CONTAINED IN THIS QUARTERLY REPORT ON FORM 10-QSB WILL IN FACT TRANSPIRE OR PROVE TO BE ACCURATE. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THE FORWARD-LOOKING STATEMENTS CONTAINED HEREIN, WHICH SPEAK ONLY AS OF THE DATE HEREOF. THE COMPANY UNDERTAKES NO OBLIGATION TO PUBLICLY REVISE THESE FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES THAT MAY ARISE AFTER THE DATE HEREOF. ALL SUBSEQUENT WRITTEN OR ORAL FORWARD-LOOKING STATEMENTS ATTRIBUTABLE TO THE COMPANY OR PERSONS ACTING ON ITS BEHALF ARE EXPRESSLY QUALIFIED IN THEIR ENTIRETY BY THIS SECTION.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     The Company is periodically a party to various lawsuits arising in the ordinary course of business. Management believes, based on discussions with legal counsel, that the resolution of such lawsuits will not have a material effect on the Company's financial position or results of operations.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a) The annual Meeting of Shareholders of the Company (the "Meeting") was held on May 22, 2001.

     (b) Proxies for the Meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended. There was no solicitation in opposition to the management's nominees as listed in the proxy statement and all of such nominees were elected.

     (c) At the Meeting, the Company's shareholders voted upon the election of seven directors of the Company. Management's nominees were Messrs. Thomas E. Cain, Thomas W. Freeze, Mark S. Howells, Eric J. Kufel, James W. Myers, Robert C. Pearson and Aaron M. Shenkman. There were no other nominees. The following are the respective numbers of votes cast "for" and "withheld" with respect to each nominee.

              Name of Nominee          Votes Cast For      Votes Withheld
              ---------------          --------------      --------------
              Thomas E. Cain             13,598,187            5,950
              Thomas W. Freeze           13,598,187            5,950
              Mark S. Howells            13,598,187            5,950
              Eric J. Kufel              13,598,187            5,950
              James W. Myers             13,598,187            5,950
              Robert C. Pearson          13,598,187            5,950
              Aaron M. Shenkman          13,598,187            5,950

     (d) At the Meeting, the Company's shareholders voted to approve an amendment to the Poore Brothers, Inc. 1995 Stock Option Plan to increase the number of shares of Common Stock reserved for issuance thereunder by 500,000 shares, from 2,000,000 to 2,500,000 shares. The following are the respective number of votes cast "for", "against" and "abstaining".

              Votes for:                 13,254,974
              Votes against:                315,058
              Votes abstaining:              34,105

          There were no other matters voted upon at the Meeting.

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits:

      EXHIBIT
      NUMBER                            DESCRIPTION
      ------                            -----------

       10.1 Third Amendment to Credit Agreement (dated March 30, 2001), by and between the Company and U.S. Bank National Association.*

----------
* Filed herewith.

     (b)  Current Reports on Form 8-K:

          None.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       POORE BROTHERS, INC.


Dated: August 10, 2001                 By: /s/ Eric J. Kufel
                                           -------------------------------------
                                           Eric J. Kufel
                                           President and Chief Executive Officer
                                           (principal executive officer)



Dated: August 10, 2001                 By: /s/ Thomas W. Freeze
                                           -------------------------------------
                                           Thomas W. Freeze
                                           Senior Vice President, Chief
                                           Financial Officer, Treasurer and
                                           Secretary
                                           (principal financial and accounting
                                           officer)

                                  EXHIBIT INDEX

EXHIBIT
NUMBER                                  DESCRIPTION
------                                  -----------

 10.1 Third Amendment to Credit Agreement (dated March 30, 2001), by and between the Company and U.S. Bank National Association.*

----------
* Filed herewith.