Form 10QSB
period 2001-09-30
POORE BROTHERS INC
filed 2001-11-09
CIK 944508

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended September 30, 2001

                                       OR

[ ] Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from __________ to __________

                         Commission File Number 1-14556


                              POORE BROTHERS, INC.
        (Exact name of small business issuer as specified in its charter)


                    DELAWARE                                      86-0786101
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

As of September 30, 2001, the number of issued and outstanding shares of common stock of the Registrant was 15,042,765.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

================================================================================

                                TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         Consolidated balance sheets as of September 30, 2001
           and December 31, 2000............................................   3
         Consolidated statements of operations for the three and nine months
           ended September 30, 2001 and 2000................................   4
         Consolidated statements of cash flows for the nine months ended
           September 30, 2001 and 2000......................................   5
         Notes to consolidated financial statements.........................   6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
           AND FINANCIAL CONDITION..........................................  12

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS..................................................  16
ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS..........................  16
ITEM 3.  DEFAULTS UPON SENIOR SECURITIES....................................  16
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................  16
ITEM 5.  OTHER INFORMATION..................................................  16
ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K...................................  16

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                      POORE BROTHERS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                SEPTEMBER 30,   DECEMBER 31,
                                                                    2001            2000
                                                                ------------    ------------
                                     ASSETS                     (unaudited)
Current assets:
  Cash ......................................................   $    155,313    $    327,553
  Accounts receivable, net of allowance of $430,000
    and $247,000 in 2001 and 2000, respectively .............      5,860,151       4,936,393
  Inventories ...............................................      3,549,693       1,782,551
  Other current assets ......................................        330,527         394,356
                                                                ------------    ------------
    Total current assets ....................................      9,895,684       7,440,853

Property and equipment, net .................................     13,842,201      12,306,241
Intangible assets, net ......................................      9,541,553      10,030,631
Other assets ................................................        209,936         212,737
                                                                ------------    ------------

Total assets ................................................   $ 33,489,374    $ 29,990,462
                                                                ============    ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable ..........................................   $  4,798,719    $  3,031,130
  Accrued liabilities .......................................      2,251,803       1,323,357
     Current portion of long-term debt ......................      2,136,824       2,315,391
                                                                ------------    ------------
        Total current liabilities ...........................      9,187,346       6,669,878

Long-term debt, less current portion ........................      9,019,709       9,025,088
                                                                ------------    ------------
    Total liabilities .......................................     18,207,055      15,694,966
                                                                ------------    ------------
Commitments and Contingencies

Shareholders' equity:
  Preferred stock, $100 par value; 50,000 shares authorized;
    no shares issued or outstanding in 2001 and 2000 ........             --              --
  Common stock, $.01 par value; 50,000,000 shares authorized;
    15,042,765 and 14,994,765 shares issued and outstanding
    at September 30, 2001 and December 31, 2000, respectively        150,427         149,947
  Additional paid-in capital ................................     19,729,860      19,677,542
  Accumulated deficit .......................................     (4,597,968)     (5,531,993)
                                                                ------------    ------------
    Total shareholders' equity ..............................     15,282,319      14,295,496
                                                                ------------    ------------

 Total liabilities and shareholders' equity .................   $ 33,489,374    $ 29,990,462
                                                                ============    ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      POORE BROTHERS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                         THREE MONTHS ENDED               NINE MONTHS ENDED
                                                            SEPTEMBER 30,                   SEPTEMBER 30,
                                                    ----------------------------    ----------------------------
                                                        2001            2000            2001            2000
                                                    ------------    ------------    ------------    ------------
                                                    (unaudited)     (unaudited)     (unaudited)     (unaudited)
Net revenues ....................................   $ 14,684,558    $ 10,713,076    $ 44,551,490    $ 30,960,747

Cost of revenues ................................     11,093,426       7,966,155      32,849,166      23,059,282
                                                    ------------    ------------    ------------    ------------

  Gross profit ..................................      3,591,132       2,746,921      11,702,324       7,901,465

Selling, general and administrative expensess ...      3,169,055       2,312,552       9,908,756       6,336,048
                                                    ------------    ------------    ------------    ------------

  Operating income ..............................        422,077         434,369       1,793,568       1,565,417

Fire related income, net ........................             --              --           5,739              --

Interest expense, net ...........................       (252,076)       (310,038)       (824,231)       (863,778)
                                                    ------------    ------------    ------------    ------------

  Income before income tax provision ............        170,001         124,331         975,076         701,639

Income tax provision ............................         (9,050)        (10,500)        (41,050)        (27,500)
                                                    ------------    ------------    ------------    ------------

  Net income ....................................   $    160,951    $    113,831    $    934,026    $    674,139
                                                    ============    ============    ============    ============

EARNINGS PER COMMON SHARE:
  Basic .........................................   $       0.01    $       0.01    $       0.06    $       0.05
                                                    ============    ============    ============    ============
  Diluted .......................................   $       0.01    $       0.01    $       0.05    $       0.05
                                                    ============    ============    ============    ============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES:
  Basic .........................................     15,042,765      14,103,443      15,029,886      13,641,453
                                                    ============    ============    ============    ============
  Diluted .......................................     17,920,140      15,907,222      17,690,877      14,866,827
                                                    ============    ============    ============    ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      POORE BROTHERS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                    NINE MONTHS ENDED
                                                                      SEPTEMBER 30,
                                                                --------------------------
                                                                   2001           2000
                                                                -----------    -----------
                                                                (unaudited)    (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income ................................................   $   934,026    $   674,139
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Depreciation ............................................       887,066        802,543
    Amortization ............................................       519,314        453,726
    Valuation reserves ......................................       214,165         58,324
    Other non-cash charges ..................................       301,179        197,630
    Gain on disposition of fixed assets due to fire .........      (167,450)            --
  Change in operating assets and liabilities:
    Accounts receivable .....................................    (1,107,056)      (149,754)
    Inventories .............................................    (1,798,009)      (187,423)
    Other assets and liabilities ............................      (264,786)      (381,723)
    Accounts payable and accrued liabilities ................     2,696,035        838,691
                                                                -----------    -----------
          Net cash provided by operating activities .........     2,214,484      2,306,153
                                                                -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment ......................    (2,680,053)      (295,020)
   Acquisition and related expenses .........................            --       (365,542)
  Proceeds from disposition of fixed assets due to fire .....       700,000             --
                                                                -----------    -----------
          Net cash used in investing activities .............    (1,980,053)      (660,562)
                                                                -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock ....................        63,570        448,363
  Payments made on long-term debt ...........................    (1,809,692)    (1,385,078)
  Stock and debt issuance costs .............................       (10,774)        (2,000)
  Net increase (decrease) in working capital line of credit .     1,350,225       (583,279)
                                                                -----------    -----------
          Net cash used in financing activities .............      (406,671)    (1,521,994)
                                                                -----------    -----------
Net increase (decrease) in cash .............................      (172,240)       123,597
Cash at beginning of period .................................       327,553        104,364
                                                                -----------    -----------
Cash at end of period .......................................   $   155,313    $   227,961
                                                                ===========    ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for interest ..................   $   834,175    $   784,206
  Summary of non-cash investing and financing activities:
    Common stock issued for sales commissions ...............            --         50,000
    Common stock issued for acquisition .....................            --      1,235,321
    Note payable issued for acquisition .....................            --        830,000
    Note payable issued to purchase property and equipment ..       275,523             --

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      POORE BROTHERS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     GENERAL

     Poore Brothers, Inc. (the "Company"), a Delaware corporation, was organized in February 1995 as a holding company and on May 31, 1995 acquired substantially all of the equity of Poore Brothers Southeast, Inc. ("PB Southeast") in an exchange transaction. The exchange transaction with PB Southeast was accounted for similar to a pooling-of-interests since both entities had common ownership and control immediately prior to the transaction. During 1997, the Company sold its Houston, Texas distribution business and closed its PB Southeast manufacturing operation. In November 1998, the Company acquired the business and certain assets (including the Bob's Texas Style(R) potato chip brand) of Tejas Snacks, L.P. ("Tejas"), a Texas-based potato chip manufacturer. In October 1999, the Company acquired Wabash Foods, LLC ("Wabash Foods") including the Tato Skins(R), O'Boisies(R), and Pizzarias(R) trademarks, and assumed all of Wabash Foods' liabilities. In June 2000, the Company acquired Boulder Natural Foods, Inc. ("Boulder") and the Boulder Potato Company (TM) brand of potato chips.

     The Company is engaged in the production, marketing and distribution of innovative salted snack food products that are sold primarily through grocery retailers, club stores and vend distributors across the United States. The Company (i) manufactures and sells its own brands of salted snack food products, including Poore Brothers(R), Bob's Texas Style(R), and Boulder Potato Company(TM) brand batch-fried potato chips, Tato Skins(R) brand potato snacks and Pizzarias(R) brand pizza chips; (ii) manufactures and sells T.G.I. Friday's(TM) brand salted snacks under license from TGI Friday's Inc.; (iii) manufactures private label potato chips for grocery retailers in the southwest, and (iv) distributes and merchandises snack food products that are manufactured by others.

     BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of Poore Brothers, Inc. and all of its wholly-owned subsidiaries. All significant intercompany amounts and transactions have been eliminated. The financial statements have been prepared in accordance with the instructions for Form 10-QSB and, therefore, do not include all the information and footnotes required by accounting principles generally accepted in the United States. In the opinion of management, the consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary in order to make the consolidated financial statements not misleading. A description of the Company's accounting policies and other financial information is included in the audited financial statements filed with the Form 10-KSB for the fiscal year ended December 31, 2000. The results of operations for the nine months ended September 30, 2001 are not necessarily indicative of the results expected for the full year.

     NEW ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires companies to apply the purchase method of accounting for all business combinations initiated after June 30, 2001 and prohibits the use of the pooling-of-interests method. SFAS No. 142 changes the method by which companies recognize intangible assets in purchase business combinations and generally requires identifiable intangible assets to be recognized separately from goodwill. In addition it eliminates the amortization of all existing and newly acquired goodwill on a prospective basis and requires

                      POORE BROTHERS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

companies to assess goodwill for impairment, at least annually, based on the fair value of the reporting unit. Goodwill amortization for the nine months ended September 30, 2001 was $239,078. The Company will be required to adopt SFAS Nos. 141 and 142 on January 1, 2002. Management has not determined the impact the adoption of SFAS Nos. 141 and 142 will have on the Company's financial statements.

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

                                                    THREE MONTHS ENDED           NINE MONTHS ENDED
                                                       SEPTEMBER 30,               SEPTEMBER 30,
                                                 -------------------------   -------------------------
                                                    2001          2000          2001          2000
                                                 -----------   -----------   -----------   -----------
BASIC EARNINGS PER SHARE:
Net income ...................................   $   160,951   $   113,831   $   934,026   $   674,139
                                                 ===========   ===========   ===========   ===========
Weighted average number of
  common shares ..............................    15,042,765    14,103,443    15,029,886    13,641,453
                                                 ===========   ===========   ===========   ===========

Earnings per common share ....................   $      0.01   $      0.01   $      0.06   $      0.05
                                                 ===========   ===========   ===========   ===========
DILUTED EARNINGS PER SHARE:
Net income ...................................   $   160,951   $   113,831   $   934,026   $   674,139
  Addback: Debenture interest ................        10,150            --        31,026            --
                                                 -----------   -----------   -----------   -----------
  Adjusted income ............................   $   171,101   $   113,831   $   965,052   $   674,139
                                                 ===========   ===========   ===========   ===========

Weighted average number of
  Common shares ..............................    15,042,765    14,103,443    15,029,886    13,641,453

  Incremental shares from assumed conversions-
    9% Convertible debentures ................       447,437            --       460,913            --
    Warrants .................................       740,331       596,836       700,819       447,333
    Stock options ............................     1,689,607     1,206,943     1,499,259       778,041
                                                 -----------   -----------   -----------   -----------
  Adjusted weighted average
    number of common shares ..................    17,920,140    15,907,222    17,690,877    14,866,827
                                                 ===========   ===========   ===========   ===========

Earnings per common share ....................   $      0.01   $      0.01   $      0.05   $      0.05
                                                 ===========   ===========   ===========   ===========

                      POORE BROTHERS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. LONG-TERM DEBT

     At September 30, 2001, the Company had outstanding 9% Convertible Debentures due July 1, 2002 (the "9% Convertible Debentures") in the principal amount of $440,710 held by Wells Fargo Small Business Investment Company, Inc. ("Wells Fargo SBIC"). The 9% Convertible Debentures are secured by land, buildings, equipment and intangibles. Interest on the 9% Convertible Debentures is paid by the Company on a monthly basis. Monthly principal payments of approximately $5,000 are required to be made by the Company on the Wells Fargo SBIC 9% Convertible Debenture through June 2002 with the remaining balance due on July 1, 2002. As a result of an event of default (including the failure of the Company to comply with certain financial ratios), the holder of the 9% Convertible Debentures has the right, upon written notice and after a thirty-day period during which such default may be cured, to demand immediate payment of the then unpaid principal and accrued but unpaid interest under the 9% Convertible Debentures. The Company is currently in compliance with the required financial ratios.

     On October 7, 1999, the Company signed a $9.15 million Credit Agreement with U.S. Bancorp (the "U.S. Bancorp Credit Agreement") consisting of a $3.0 million working capital line of credit (the "U.S. Bancorp Line of Credit"), a $5.8 million term loan (the "U.S. Bancorp Term Loan A") and a $350,000 term loan (the "U.S. Bancorp Term Loan B"). Borrowings under the U.S. Bancorp Credit Agreement were used to pay off a $2.5 million line of credit and a $0.5 million term loan previously obtained by the Company from Wells Fargo Business Credit, Inc. ("Wells Fargo"), to refinance indebtedness effectively assumed by the Company in connection with the acquisition of Wabash Foods in October 1999, and is being used for general working capital needs. The U.S. Bancorp Line of Credit bears interest at an annual rate of prime plus 1%. The U.S. Bancorp Term Loan A bears interest at an annual rate of prime and requires monthly principal payments of approximately $74,000, plus interest, until maturity in July 2006. The U.S. Bancorp Term Loan B had an annual rate of interest of prime plus 2.5%, required monthly principal payments of approximately $29,000, plus interest, and matured in March 2001. On October 7, 1999, pursuant to the terms of the U.S. Bancorp Credit Agreement, the Company issued to U.S. Bancorp a warrant (the "U.S. Bancorp Warrant") to purchase 50,000 shares of Common Stock for an exercise price of $1.00 per share. The U.S. Bancorp warrant is exercisable until October 7, 2004, the date of termination of the U.S. Bancorp Warrant, and provides the holder thereof certain piggyback registration rights.

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

                      POORE BROTHERS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The U.S. Bancorp Credit Agreement is secured by accounts receivable, inventories, equipment and intangibles. Borrowings under the U.S. Bancorp Line of Credit are limited to 80% of eligible receivables and 60% of eligible inventories. On October 22, 2001, the Company had a borrowing base of approximately $3,612,000 under the U.S. Bancorp Line of Credit. On October 22, 2001, there was an outstanding balance of $2,811,216 on the U.S. Bancorp Line of Credit. The U.S. Bancorp Credit Agreement requires the Company to be in compliance with certain financial covenants, including a minimum cash flow coverage ratio, a minimum debt service coverage ratio, minimum annual operating results, a minimum tangible capital base and a minimum fixed charge coverage ratio. At September 30, 2001, the Company was in compliance with all of the financial covenants. Any acceleration under the U.S. Bancorp Credit Agreement prior to the scheduled maturity of the U.S. Bancorp Line of Credit or the U.S. Bancorp Term Loans could have a material adverse effect upon the Company. Management believes that the fulfillment of the Company's plans and objectives will enable the Company to attain a sufficient level of profitability to remain in compliance with these financial performance criteria. There can be no assurance, however, that the Company will attain any such profitability and remain in compliance.

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

                      POORE BROTHERS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                          MANUFACTURED    DISTRIBUTED
                                                            PRODUCTS       PRODUCTS      CONSOLIDATED
                                                           -----------    -----------     -----------
THREE MONTHS ENDED SEPTEMBER 30, 2001
  Revenues from external customers ....................    $13,433,380    $ 1,251,178     $14,684,558
  Depreciation and amortization in segment gross profit        220,751             --         220,751
  Segment gross profit ................................      3,625,579        (34,447)      3,591,132

THREE MONTHS ENDED SEPTEMBER 30, 2000
  Revenues from external customers ....................    $ 9,539,900    $ 1,173,176     $10,713,076
  Depreciation and amortization in segment gross profit        247,407             --         247,407
  Segment gross profit ................................      2,711,824         35,097       2,746,921

NINE MONTHS ENDED SEPTEMBER 30, 2001
  Revenues from external customers ....................    $40,831,888    $ 3,719,602     $44,551,490
  Depreciation and amortization in segment gross profit        655,293             --         655,293
  Segment gross profit ................................     11,661,736         40,588      11,702,324

NINE MONTHS ENDED SEPTEMBER 30, 2000
  Revenues from external customers ....................    $27,315,146    $ 3,645,601     $30,960,747
  Depreciation and amortization in segment gross profit        767,852             --         767,852
  Segment gross profit ................................      7,705,774        195,691       7,901,465

     The following table reconciles reportable segment gross profit to the Company's consolidated income before income taxes.

                                                      THREE MONTHS ENDED              NINE MONTHS ENDED
                                                         SEPTEMBER 30,                  SEPTEMBER 30,
                                                 ----------------------------    ----------------------------
                                                     2001            2000            2001            2000
                                                 ------------    ------------    ------------    ------------
Consolidated segment gross profit ............   $  3,591,132    $  2,746,921    $ 11,702,324    $  7,901,465
Unallocated amounts:
  Selling, general and administrative expenses     (3,169,055)     (2,312,552)     (9,908,756)     (6,336,048)
  Fire related income, net ...................             --              --           5,739              --
  Interest expense, net ......................       (252,076)       (310,038)       (824,231)       (863,778)
                                                 ------------    ------------    ------------    ------------
Income before income tax provision ...........   $    170,001    $    124,331    $    975,076    $    701,639
                                                 ============    ============    ============    ============

                      POORE BROTHERS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. INCOME TAXES

     The income tax provision recorded in the three months and nine months ended September 30, 2001 and 2000 is a provision for state income taxes only. For federal tax purposes, the Company has net operating loss carryforwards, which it utilized to reduce its expected federal tax provision, and which begin to expire in varying amounts between 2010 and 2018. Each quarter the Company evaluates whether some or all of the deferred tax assets will be realized and the adequacy of the valuation allowance. As a result of historical operating losses, partially mitigated by recent profitability, the Company continues to fully reserve its net deferred tax assets as of September 30, 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     RESULTS OF OPERATIONS

     THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2000

     Net revenues for the three months ended September 30, 2001 were $14,685,000, up $3,972,000 or 37% from $10,713,000 for the three months ended
September 30, 2000. Revenues for the manufactured products segment accounted for 91% and 89% of total net revenues in 2001 and 2000, respectively. Revenues from distributed products accounted for 9% and 11% of total net revenues in 2001 and 2000, respectively. Manufactured products segment revenues increased $3,893,000 or 41% driven by sales of new branded products, primarily orders for T.G.I. Friday's(TM) brand salted snacks. Revenues from the distribution and merchandising of products manufactured by others increased a modest 7% from the same period in the prior year.

     Gross profit for the three months ended September 30, 2001, was $3,591,000, or 24.5% of net revenues, as compared with $2,747,000, or 25.6% of net revenues, for the three months ended September 30, 2000. The $844,000, or 31% increase in gross profit resulted from the increased branded product sales volume, although increased freight and logistics costs contributed to a modestly lower gross profit percent of net revenues.

     Selling, general and administrative expenses increased to $3,169,000, or 22% of net revenues, for the three months ended September 30, 2001 from $2,313,000, or 22% of net revenues, for the same period in 2000. The increase of $856,000, or 37%, compared with the second quarter of 2000, was primarily due to increased sales and marketing costs to support business growth.

     Net interest expense decreased to $252,000 for the three months ended September 30, 2001 from a net interest expense of $310,000 for the three months ended September 30, 2000, which is largely attributable to decreased interest rates from the same period in the prior year.

     The Company has provided $9,000 for state income taxes for the three months ended September 30, 2001 as compared to $11,000 for the three months ended September 30, 2000. No federal tax provision was recorded for either period due to the availability of net operating loss carryforwards.

     NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2000

     Net revenues for the nine months ended September 30, 2001 were $44,551,000, up $13,590,000 or 44%, from $30,961,000 for the nine months ended September 30, 2000. Revenues for the manufactured products segment accounted for 92% and 88% of total net revenues in 2001 and 2000, respectively. Revenues from distributed products accounted for 8% and 12% in 2001 and 2000, respectively. Manufactured products segment revenues increased $13,517,000 or 49%, driven by sales of new branded products, primarily orders for T.G.I. Friday's(TM) brand salted snacks. Revenues from the distribution and merchandising of products manufactured by others were essentially flat with the same period in the prior year.

     Gross profit for the nine months ended September 30, 2001 was $11,702,000, or 26.3% of net revenues, as compared with $7,901,000, or 25.5% of net revenues, for the nine months ended September 30, 2000. The $3,801,000 increase, or 48%, in gross profit resulted from the increased branded products sales volume and improved manufacturing efficiencies in the manufactured products segment.

     Selling, general and administrative expenses increased to $9,909,000, or 22% of net revenues, for the nine months ended September 30, 2001 from $6,336,000 or 20% of net revenues, for the same period in 2000. The increase of $3,573,000 or 56%, compared with the nine months of 2000, was primarily due to increased advertising, promotional spending, and sales personnel costs to support business growth.

     Net interest expense decreased to $824,000 for the nine months ended September 30, 2001 from a net interest expense of $864,000 for the nine months ended September 30, 2000. The decrease of $40,000 was primarily due to decreased interest rates from the same period in the prior year.

     The Company has provided $41,000 for state income taxes for the nine months ended September 30, 2001 and $28,000 for the nine months ended September 30, 2000. No federal tax provision was recorded for either period due to the availability of net operating loss carryforwards.

     LIQUIDITY AND CAPITAL RESOURCES

     Net working capital was $.7 million (a current ratio of 1.1) and $.8 million (a current ratio of 1.1) at September 30, 2001 and December 31, 2000, respectively. For the nine months ended September 30, 2001, the Company generated $2.2 million from operating activities, invested a net amount of $2.0 million in new equipment and increased indebtedness by a net $.4 million.

     On October 28, 2000, the Company experienced a fire at its Goodyear, Arizona manufacturing plant, causing a temporary shutdown of manufacturing operations at the facility. The Company resumed full production of private label potato chips in early January 2001 and resumed full production of branded batch-fried potato chips in late March 2001. During the first quarter of 2001 the Company recorded approximately $1.4 million of incremental expenses incurred as a result of the fire, primarily associated with outsourcing production. These extra expenses were charged to "cost of revenue" and offset by a $1.4 million credit representing estimated future insurance proceeds. Also during the first quarter of 2001, the Company also incurred approximately $1.7 million in building and equipment reconstruction costs in connection with the fire, which were offset by $1.7 million provided by the insurance company. During the second quarter of 2001, the Company received additional advances from its insurance company in the amount of $1.5 million. "Fire related income, net" on the accompanying Consolidated Statement of Operations for the nine months ended September 30, 2001 includes (i) a gain of $167,000, representing the excess of insurance proceeds over the book value of the building and equipment of $533,000 damaged by the fire, and (ii) expenses not reimbursable by the insurance company of $154,000.

     At September 30, 2001, the Company had outstanding 9% Convertible Debentures due July 1, 2002 (the "9% Convertible Debentures") in the principal amount of $440,710 held by Wells Fargo Small Business Investment Company, Inc. ("Wells Fargo SBIC"). The 9% Convertible Debentures are secured by land, buildings, equipment and intangibles. Interest on the 9% Convertible Debentures is paid by the Company on a monthly basis. Monthly principal payments of approximately $5,000 are required to be made by the Company on the Wells Fargo SBIC 9% Convertible Debenture through June 2002 with the remaining balance due on July 1, 2002. As a result of an event of default (including the failure of the Company to comply with certain financial ratios), the holder of the 9% Convertible Debentures has the right, upon written notice and after a thirty-day period during which such default may be cured, to demand immediate payment of the then unpaid principal and accrued but unpaid interest under the 9% Convertible Debentures. The Company is currently in compliance with the required financial ratios.

     On October 7, 1999, the Company signed a $9.15 million Credit Agreement with U.S. Bancorp (the "U.S. Bancorp Credit Agreement") consisting of a $3.0 million working capital line of credit (the "U.S. Bancorp Line of Credit"), a $5.8 million term loan (the "U.S. Bancorp Term Loan A") and a $350,000 term loan (the "U.S. Bancorp Term Loan B"). Borrowings under the U.S. Bancorp Credit Agreement were used to pay off a $2.5 million line of credit and a $0.5 million term loan previously obtained by the Company from Wells Fargo Business Credit, Inc. ("Wells Fargo"), to refinance indebtedness effectively assumed by the Company in connection with the acquisition of Wabash Foods in October 1999, and is being used for general working capital needs. The U.S. Bancorp Line of Credit bears interest at an annual rate of prime plus 1%. The U.S. Bancorp Term Loan A bears interest at an annual rate of prime and requires monthly principal payments of approximately $74,000, plus interest, until maturity in July 2006. The U.S. Bancorp Term Loan B had an annual rate of interest of prime plus 2.5%, required monthly principal payments of approximately $29,000, plus interest, and matured in March 2001. On October 7, 1999, pursuant to the terms of the U.S. Bancorp Credit Agreement, the Company issued to U.S. Bancorp a warrant (the "U.S. Bancorp Warrant") to purchase 50,000 shares of Common Stock for an exercise price of $1.00 per share. The U.S. Bancorp warrant is exercisable until October 7, 2004, the date of termination of the U.S. Bancorp Warrant, and provides the holder thereof certain piggyback registration rights.

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

     The U.S. Bancorp Credit Agreement is secured by accounts receivable, inventories, equipment and intangibles. Borrowings under the U.S. Bancorp Line of Credit are limited to 80% of eligible receivables and 60% of eligible inventories. On October 22, 2001, the Company had a borrowing base of approximately $3,612,000 under the U.S. Bancorp Line of Credit. On October 22, 2001, there was an outstanding balance of $2,811,216 on the U.S. Bancorp Line of Credit. The U.S. Bancorp Credit Agreement requires the Company to be in compliance with certain financial covenants, including a minimum cash flow coverage ratio, a minimum debt service coverage ratio, minimum annual operating results, a minimum tangible capital base and a minimum fixed charge coverage ratio. At September 30, 2001, the Company was in compliance with all of the financial covenants. Any acceleration under the U.S. Bancorp Credit Agreement prior to the scheduled maturity of the U.S. Bancorp Line of Credit or the U.S. Bancorp Term Loans could have a material adverse effect upon the Company. Management believes that the fulfillment of the Company's plans and objectives will enable the Company to attain a sufficient level of profitability to remain in compliance with these financial performance criteria. There can be no assurance, however, that the Company will attain any such profitability and remain in compliance.

     In connection with the implementation of the Company's business strategy, the Company may incur operating losses in the future and is likely to require future debt or equity financings (particularly in connection with future strategic acquisitions or capital expenditures). Expenditures relating to acquisition-related integration costs, market and territory expansion and new product development and introduction may adversely affect selling, general and administrative expenses and consequently may adversely affect operating and net income. These types of expenditures are expensed for accounting purposes as incurred, while revenue generated from the result of such expansion or new products may benefit future periods. Management believes that the Company will generate positive cash flow from operations during the next twelve months which, along with its existing working capital and borrowing facilities, should enable the Company to meet its operating cash requirements for the next twelve months. The belief is based on current operating plans and certain assumptions, including those relating to the Company's future revenue levels and expenditures, industry and general economic conditions and other conditions. If any of these factors change, the Company may require future debt or equity financings to meet its business requirements. There can be no assurance that any required financings will be available or, if available, on terms attractive to the Company.

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

     None.

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits:

          10.1 First Amendment to License Agreement, dated as of July 11, 2001, by and between the Company and TGI Friday's Inc. (certain portions of this exhibit have been omitted pursuant to a confidentiality treatment request filed with the Securities and Exchange Commission).*

     (b)  Current Reports on Form 8-K:

          None.

----------
* Filed herewith

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      POORE BROTHERS, INC.


                                      By /s/ Eric J. Kufel
                                         ---------------------------------------
Dated November 9, 2001                   Eric J. Kufel
                                         President and Chief Executive Officer
                                         (principal executive officer)


                                      By: /s/ Thomas W. Freeze
                                          --------------------------------------
Dated: November 9, 2001                   Thomas W. Freeze
                                          Senior Vice President, Chief Financial
                                          Officer, Treasurer and Secretary
                                          (principal financial and accounting
                                          officer)

                                  EXHIBIT INDEX

10.1 -- First Amendment to License Agreement, dated as of July 11, 2001, by and between the Company and TGI Friday's Inc. (certain portions of this exhibit have been omitted pursuant to a confidentiality treatment request filed with the Securities and Exchange Commission).