Form 10KSB
period 2001-12-31
POORE BROTHERS INC
filed 2002-03-28
CIK 944508

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)
[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

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

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     The Registrant's revenues for the most recent fiscal year were $57,665,888.

     At March 25, 2002, the aggregate market value of the Registrant's common stock held by non-affiliates of the Registrant was approximately $16,265,269.

     At March 25, 2002, the number of issued and outstanding shares of common stock of the Registrant was 15,694,185.

     Transitional Small Business Disclosure Format (check one): Yes [ ]  No [X]

            CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

     This Annual Report on Form 10-KSB, including all documents incorporated by reference, includes "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 12E of the Securities Exchange Act of 1934, as amended, and the Private
Securities Litigation Reform Act of 1995, and Poore Brothers, Inc. (the "Company") desires to take advantage of the "safe harbor" provisions thereof. Therefore, the Company is including this statement for the express purpose of availing itself of the protections of the safe harbor with respect to all of such forward-looking statements. In this Annual Report on Form 10-KSB, the words "anticipates," "believes," "expects," "intends," "estimates," "projects," "will likely result," "will continue," "future" and similar terms and expressions identify forward-looking statements. The forward-looking statements in this Annual Report on Form 10-KSB reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, including specifically the Company's relatively brief operating history, significant historical operating losses and the possibility of future operating losses, the possibility that the Company will need additional financing due to future operating losses or in order to implement the Company's business strategy, the possible diversion of management resources from the day-to-day operations of the Company as a result of strategic acquisitions, potential difficulties resulting from the integration of acquired businesses with the Company's business, other acquisition-related risks, significant competition, risks related to the food products industry, volatility of the market price of the Company's common stock, par value $.01 per share (the "Common Stock"), the possible de-listing of the Common Stock from the Nasdaq SmallCap Market and those other risks and uncertainties discussed herein, that could cause actual results to differ materially from historical results or those anticipated. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this Annual Report on Form 10-KSB will in fact transpire or prove to be accurate. Readers are cautioned to consider the specific risk factors described herein and in "Risk Factors," and not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that may arise after the date hereof. All subsequent written or oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by this section.

ITEM 1. DESCRIPTION OF BUSINESS

BUSINESS

     Poore Brothers, Inc. and its subsidiaries (collectively, "the Company") are engaged in the development, production, marketing and distribution of innovative salty snack food products that are sold primarily through grocery chains, club stores and vend distributors across the United States. The Company (i) manufactures and sells its own brands of salty snack food products including Poore Brothers(R), Bob's Texas Style(R), and Boulder Potato Company(TM) brand batch-fried potato chips, Tato Skins(R) brand potato snacks and Pizzarias(R) brand pizza chips, (ii) manufactures and sells T.G.I. Friday's(TM) brand salty snacks under license from TGI Friday's Inc. (The Company commenced shipments of these products in October 2000), (iii) manufactures private label potato chips for grocery chains, and (iv) distributes snack food products that are manufactured by others. For the fiscal year ended December 31, 2001, revenues totaled $57,665,888. Approximately 92% of revenues were attributable to products manufactured by the Company (86% branded snack food products, 6% private label products) and approximately 8% of revenues were attributable to the distribution by the Company of snack food products manufactured by other companies. The Company sells most of its products to retailers and vend operators through independent distributors, except for T.G.I. Friday's(TM) brand salty snacks which the Company generally sells directly to retailers.

     Poore Brothers(R), Bob's Texas Style(R) and Boulder Potato Company(TM) brand potato chips are manufactured with a batch-frying process that the Company believes produces potato chips with enhanced crispness and flavor. Poore Brothers(R) potato chips are currently offered in 11 flavors, Bob's Texas Style(R) potato chips are currently offered in six flavors, and Boulder Potato Company(TM) potato chips are currently offered in seven flavors. The Company also manufactures potato chips for sale on a private label basis using a continuous frying process. The Company's potato chips are manufactured at a Company-owned facility in Goodyear, Arizona. See "PRODUCTS" and "MARKETING AND DISTRIBUTION."

     The Company produces Tato Skins(R) brand potato snacks, Pizzarias(R) brand pizza chips, and T.G.I. Friday's(TM) brand salty snacks utilizing a sheeting and frying process that includes patented technology. The Company licenses the patented technology from a third party and has an exclusive right to use the technology within North America until the patents expire between 2004 and 2006. Tato Skins(R) brand potato snacks, Pizzarias(R) brand pizza chips, and T.G.I. Friday's(TM) brand salty snacks are offered in several different flavors and formulations. These products are manufactured at the Company's leased facility in Bluffton, Indiana. The Company acquired the Bluffton, Indiana manufacturing operation in October 1999 as part of its acquisition of Wabash Foods, LLC ("Wabash Foods"). See "PRODUCTS" and "PATENTS AND TRADEMARKS".

     The Company's business objective is to be a leading developer, manufacturer, marketer and distributor of innovative branded salty snack foods by providing high quality products at competitive prices that are superior in taste, texture, flavor variety and brand personality to comparable products. A significant element of the Company's growth strategy is to develop, acquire or license innovative salty snack food brands that provide strategic fit and possess strong brand equity in a geographic region or channel of distribution in order to expand, complement or diversify the Company's existing business. The Company also plans to increase sales of its existing products, increase distribution revenues and continue to improve its manufacturing capacity utilization. See "BUSINESS STRATEGY."

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

     On November 4, 1998, the Company acquired the business and certain assets of Tejas Snacks, L.P., a Texas-based potato chip manufacturer, including Bob's Texas Style(R) potato chips brand, inventories and certain capital equipment. In consideration for these assets, the Company issued 523,077 unregistered shares of Common Stock with a fair value at the time of $450,000 and paid approximately $1,180,000 in cash.

     On October 7, 1999, the Company acquired Wabash Foods, including the Tato Skins(R), O'Boisies(R), and Pizzarias(R) trademarks. The Company acquired all of the membership interests of Wabash Foods from Pate Foods Corporation in exchange for (i) the issuance of 4,400,000 unregistered shares of Common Stock, (ii) the issuance of a five-year warrant to purchase 400,000 unregistered shares of Common Stock at an exercise price of $1.00 per share, and (iii) the effective assumption of $8,073,000 in liabilities.

     On June 8, 2000, the Company acquired Boulder Natural Foods, Inc. and the business and certain related assets and liabilities of Boulder Potato Company(TM), a Colorado-based potato chip marketer and distributor. The assets included the Boulder Potato Company(TM) potato chip brand, accounts receivable, inventories, certain other intangible assets and specified liabilities. In consideration for these assets and liabilities, the Company paid a total purchase price of $2,637,000, consisting of: (i) the issuance of 716,420 unregistered shares of Common Stock with a fair value at the time of $1,220,000,
(ii) a cash payment of $301,000, (iii) the issuance of a promissory note to the seller in the amount of $830,000, and (iv) the assumption of $286,000 in liabilities. In addition, the Company may be required to issue additional unregistered shares of Common Stock to the seller on each of the second and third anniversary of the closing of the acquisition. Any such issuances will be dependent upon, and will be calculated based upon, increases in sales of Boulder Potato Company(TM) products as compared to previous periods.

     In October 2000, the Company launched its T.G.I. Friday's(TM) brand salty snacks pursuant to a license agreement with TGI Friday's Inc.

     On December 27, 2001, the Company completed the sale of 586,855 shares of Common Stock at an offering price of $2.13 per share to BFS US Special Opportunities Trust PLC, a fund managed by Renaissance Capital, in a private placement transaction. Pursuant to the Share Purchase Agreement dated December 27, 2001, by and between the Company and the investor, the Company has agreed to file a registration statement with the Securities and Exchange Commission covering the resale of the newly issued shares of Common Stock. The registration statement is required to be filed no later than 120 days after the closing date and is required to be declared effective within 90 days after the filing date.

BUSINESS STRATEGY

     The Company's business objective is to be a leading developer, manufacturer, marketer and distributor of innovative branded salty snack foods by providing high quality products at competitive prices that are superior in taste, texture, flavor variety and brand personality to comparable products. A significant element of the Company's growth strategy is to develop, acquire or license innovative salty snack food brands that provide strategic fit and possess strong brand equity in a geographic region or channel of distribution in order to expand, complement or diversify the Company's existing business. The Company also plans to increase sales of its existing products, increase distribution revenues and continue to improve its manufacturing capacity utilization. The primary elements of the Company's business strategy are as follows:

          DEVELOP, ACQUIRE OR LICENSE INNOVATIVE SNACK FOOD BRANDS. A significant element of the Company's growth strategy is to develop, acquire or license innovative salty snack food brands that provide strategic fit and possess strong brand equity in a geographic region or channel of distribution in order to expand, complement or diversify the Company's existing business. The acquisitions of the Bob's Texas Style(R), Tato Skins(R) and Boulder Potato Company(TM) brands in November 1998, October 1999 and June 2000, respectively, were three such strategic acquisitions. In addition, in October 2000 the Company launched the T.G.I. Friday's(TM) brand salty snacks under a license from TGI Friday's Inc. The Company will continue to seek to develop, acquire or license additional brands with strong, differentiated snack food product opportunities.

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

          IMPROVE MANUFACTURING CAPACITY UTILIZATION. The Company's Arizona and Indiana facilities are currently operating at approximately seventy percent and forty percent of their respective capacities. The Company believes that additional improvements to manufactured products' gross profit margins are possible with the achievement of the business strategies discussed above. Depending on product mix, the existing manufacturing facilities could produce, in the aggregate, up to $125 million in annual revenue volume and thereby further reduce manufacturing product costs.

          The Company currently has arrangements with several California and Arizona grocery chains for the manufacture and distribution by the Company of their respective private label potato chips, in various types and flavors as specified by them. The Company believes that contract manufacturing opportunities exist. While they are extremely price competitive and can be short in duration, the Company believes that they provide a profitable opportunity for the Company to improve the capacity utilization of its facilities. The Company intends to seek additional private label customers located near its facilities who demand superior product quality at a reasonable price.

PRODUCTS

     MANUFACTURED SNACK FOOD PRODUCTS. Poore Brothers(R), Bob's Texas Style(R), and Boulder Potato Company(TM) brand potato chips are marketed by the Company as premium products based on their distinctive combination of cooking method and variety of distinctive flavors. Poore Brothers(R) potato chips are currently offered in 11 flavors, Bob's Texas Style(R) potato chips are currently offered in six flavors, and Boulder Potato Company(TM) potato chips are currently offered in seven flavors.

     The Company currently has agreements with several California and Arizona grocery chains pursuant to which the Company produces their respective private label potato chips in the styles and flavors specified by such grocery chains.

     The Company produces Tato Skins(R) brand potato crisps, Pizzarias(R) brand pizza chips and T.G.I. Friday's(TM) brand salty snacks utilizing a sheeting and frying process that includes patented technology utilized by the Company. The Company licenses the technology from a third party and has an exclusive right to use the technology within North America until the patents expire between 2004 and 2006. See "PATENTS AND TRADEMARKS." Tato Skins(R) brand potato crisps, Pizzarias(R) brand pizza chips, and T.G.I. Friday's(TM) brand salty snacks are offered in several different flavors and formulations.

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

     In September 1997, the Company consolidated all of its manufacturing operations into its present facility in Goodyear, Arizona, which was newly constructed at the time and, in connection therewith, discontinued manufacturing operations at a facility in LaVergne, Tennessee. In 1999, the Company purchased and installed additional batch frying equipment in the Arizona facility. The Arizona facility has the capacity to produce approximately 3,500 pounds of potato chips per hour, including 1,400 pounds of batch fried branded potato chips per hour and 2,100 pounds of continuous fried private label potato chips per hour. The Company owns additional batch frying equipment which, if needed, could be installed without significant time or cost, and which would result in increased capacity to produce the batch fried potato chips. The Arizona facility is currently operating at approximately seventy percent of capacity.

     The Company's manufacturing facility in Bluffton, Indiana includes three fryer lines that can produce an aggregate of approximately 9,000 pounds per hour of Tato Skins(R), Pizzarias(R) and T.G.I. Friday's(TM) brand products. The Indiana facility is currently operating at approximately forty percent of capacity.

     On October 28, 2000, the Company experienced a fire at the Arizona facility, causing a temporary shutdown of manufacturing operations at the facility. There was extensive damage to the roof and equipment utilities in the potato chip processing area. Third party manufacturers agreed to provide the

Company with production volume to satisfy nearly all of the Company's anticipated customers' needs during the shutdown. The Company continued to season and package the bulk product received from third party manufacturers. The Company resumed full production in March, 2001.

     There can be no assurance that the Company will obtain sufficient business to recoup the Company's investments in its manufacturing facilities or to increase the utilization rates of such facilities. See "ITEM 2. DESCRIPTION OF PROPERTY."

MARKETING AND DISTRIBUTION

     The Company's potato chip products are distributed primarily by a select group of independent distributors. Poore Brothers(R) brand potato chip products have achieved significant market presence in Arizona, New Mexico, Southern California, Hawaii, Missouri, Ohio and Michigan. The Company's Bob's Texas Style(R) brand potato chip products have achieved significant market presence in south/central Texas, including Houston, San Antonio and Austin. The Company's Boulder Potato Company(TM) brand potato chip products have achieved significant market presence in Colorado and in natural food stores across the country.

     The Company's Poore Brothers(R), Tato Skins(R), and T.G.I. Friday's(TM) brand snack food products have achieved significant market presence in the vending channel nationwide through an independent network of brokers and distributors, particularly in the mid-west and eastern regions. The Company attributes the success of its products in these markets to consumer loyalty. The Company believes this loyalty results from the products' differentiated taste, texture and flavor variety which result from its manufacturing processes.

     During 2001, the Company retained Crossmark, Inc., a leading national sales and marketing agency with employees and offices nationwide. Crossmark represents T.G.I. Friday's(TM) brand salty snacks on behalf of Poore Brothers in the grocery and convenience store channels. The Company's own sales organization sells T.G.I. Friday's(TM) brand salty snacks in the club, mass, drug and vend channels.

     The Company's Arizona distribution business operates throughout Arizona, with 45 independently operated service routes. Each route is operated by an independent distributor who merchandises as many as 125 items at major grocery store chains in Arizona, such as Albertson's, Basha's, Fry's, and Safeway stores. In addition to servicing major supermarket chains, the Company's distributors service many independent grocery stores, club stores, and military facilities throughout Arizona. In addition to Poore Brothers(R) brand products, the Company distributes throughout Arizona a wide variety of snack food items manufactured by other companies, including pretzels, tortilla chips, cheese puffs, dips, and meat snacks.

     Outside of Arizona, the Company selects brokers and distributors for its branded products primarily on the basis of quality of service, call frequency on customers, financial capability and relationships they have with supermarkets and vending distributors, including access to "shelf space" for snack food.

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

SUPPLIERS

     The principal raw materials used by the Company are potatoes, potato flakes, wheat flour, corn and oil. The Company believes that the raw materials it needs to produce its products are readily available from numerous suppliers on commercially reasonable terms. Potatoes, potato flakes, wheat flour and corn are widely available year-round. The Company uses a variety of oils in the production of its products and the Company believes that alternative sources for such oils, as well as alternative oils, are readily abundant and available. The Company also uses seasonings and packaging materials in its manufacturing process.

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

CUSTOMERS

     Two customers of the Company, Vending Services of America ("VSA", a national vending distributor) and SAM's Club accounted for 12% and 16%, respectively, of the Company's 2001 net revenues. The remainder of the Company's revenues were derived from sales to a limited number of additional customers, either grocery chains, club stores or regional distributors, none of which individually accounted for more than 10% of the Company's sales in 2001. A decision by any of the Company's major customers to cease or substantially reduce their purchases could have a material adverse effect on the Company's business.

MARKET OVERVIEW AND COMPETITION

     According to the Snack Food Association ("SFA"), the U.S. market for salty snack foods reached $20.7 billion at retail in 2000 (the latest year for which data is available) with potato chips, tortilla chips and potato crisps, accounting for approximately 50% of the market, and corn snacks, popcorn, pretzels, nuts, meat snacks and other products accounting for the balance. Total salty snack sales, in dollar terms, increased every year from 1990 through 2000, ranging from an increase of 8.5% (in 1997) to 0.3% (in 1995), with a 2000 increase of 6.4%. Potato chip, tortilla chips and potato crisps combined sales have similarly increased, with 2000 retail sales of $10.3 billion, a 5.1% increase over 1999 sales of $9.8 billion.

     The Company's products compete generally against other salty snack foods, including potato chips and tortilla chips. The salty snack food industry is large and highly competitive and is dominated primarily by Frito-Lay, Inc., a subsidiary of PepsiCo, Inc. Frito-Lay, Inc. possesses substantially greater financial, production, marketing, distribution and other resources than the Company and brands that are more widely recognized than the Company's products. Numerous other companies that are actual or potential competitors of the Company, many with greater financial and other resources (including more employees and more extensive facilities) than the Company, offer products similar to those of the Company. In addition, many of such competitors offer a wider range of products than offered by the Company. Local or regional markets often have significant smaller competitors, many of whom offer products similar to those of the Company. Expansion of the Company's operations into new markets has and will continue to encounter significant competition from national, regional and local competitors that may be greater than that encountered by the Company in its existing markets. In addition, such competitors may challenge the Company's position in its existing markets. While the Company believes that its innovative products and methods of operation will enable it to compete successfully, there can be no assurance of its ability to do so.

     The principal competitive factors affecting the market of the Company's products include product quality and taste, brand awareness among consumers, access to shelf space, price, advertising and promotion, variety of snacks offered, nutritional content, product packaging and package design. The Company competes in the market principally on the basis of product quality and taste.

GOVERNMENT REGULATION

     The manufacture, labeling and distribution of the Company's products are subject to the rules and regulations of various federal, state and local health agencies, including the FDA. In May 1994, regulations under the NLEA concerning labeling of food products, including permissible use of nutritional claims such as "fat-free" and "low-fat," became effective. The Company believes that it is complying in all material respects with the NLEA regulations and closely monitors the fat content of its products through various testing and quality control procedures. The Company does not believe that compliance with the NLEA regulations materially increases the Company's manufacturing costs. There can be no assurance that new laws or regulations will not be passed that could require the Company to alter the taste or composition of its products or impose other obligations on the Company. Such changes could affect sales of the Company's products and have a material adverse effect on the Company.

     In addition to laws relating to food products, the Company's operations are governed by laws relating to environmental matters, workplace safety and worker health, principally the Occupational Safety and Health Act. The Company believes that it presently complies in all material respects with such laws and regulations.

EMPLOYEES

     As of December 31, 2001, the Company had 250 full-time employees, including 212 in manufacturing and distribution, 16 in sales and marketing and 22 in administration and finance. The Company's employees are not represented by any collective bargaining organization and the Company has never experienced a work stoppage. The Company believes that its relations with its employees are good.

PATENTS AND TRADEMARKS

     The Company produces Tato Skins(R) brand potato crisps, Pizzarias(R) brand pizza chips, and T.G.I. Friday's(TM) brand salty snacks utilizing a sheeting and frying process that includes patented technology that the Company licenses from

Miles Willard Technologies, LLC, an Idaho limited liability company ("Miles Willard"). Pursuant to the license agreement between the Company and Miles Willard, the Company has an exclusive right to use the patented technology within North America until the patents expire between 2004 and 2006. In consideration for the use of these patents, the Company is required to make royalty payments to Miles Willard on sales of products manufactured utilizing the patented technology.

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

     The Company licenses the T.G.I. Friday's(TM) brand salty snacks trademark from TGI Friday's Inc. under a license agreement with a term expiring in 2014. Pursuant to the license agreement, the Company is required to make royalty payments on sales of T.G.I. Friday's(TM) brand salty snack products and is required to achieve certain minimum sales levels by certain dates during the contract term.

RISK FACTORS

     BRIEF OPERATING HISTORY; SIGNIFICANT PRIOR NET LOSSES; ACCUMULATED DEFICIT; SIGNIFICANT FUTURE EXPENSE DUE TO IMPLEMENTATION OF BUSINESS STRATEGY. Although certain of the Company's subsidiaries have operated for several years, the Company as a whole has a relatively brief operating history upon which an evaluation of its prospects can be made. Such prospects are subject to the substantial risks, expenses and difficulties frequently encountered in the establishment and growth of a new business in the snack food industry, which is characterized by a significant number of market entrants and intense competition, as well as risk factors described herein. Although the Company has been profitable since fiscal 1999, the Company experienced significant net losses in prior fiscal years. At December 31, 2001, the Company had an accumulated deficit of $4,486,729 and net working capital of $2,014,603. See "ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION."

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

     NEED FOR ADDITIONAL FINANCING. A significant element of the Company's business strategy is the development, acquisition and/or licensing of innovative salty snack food brands, for the purpose of expanding, complementing and/or diversifying the Company's business. In connection with each of the Company's previous brand acquisitions (Bob's Texas Style(R) in November 1998, Tato Skins(R) and Pizzarias(R) in October 1999, and Boulder Potato Company(TM) in June 2000), the Company borrowed funds or assumed additional indebtedness in order to satisfy a substantial portion of the consideration required to be paid by the Company. See "BUSINESS -- COMPANY HISTORY" and "ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION -- LIQUIDITY AND CAPITAL RESOURCES." The Company may, in the future, require additional third party financing (debt or equity) as a result of any future operating losses, in connection with the expansion of the Company's business through non-acquisition means, in connection with any additional acquisitions completed by the Company, or to provide working capital for general corporate purposes. There can be no assurance that any such required financing will be available or, if available, on terms attractive to the Company. Any third party financing obtained by the Company may result in dilution of the equity interests of the Company's shareholders.

     ACQUISITION-RELATED RISKS. In recent years, a significant element of the Company's business strategy has been the pursuit of selected strategic acquisition opportunities for the purpose of expanding, complementing and/or diversifying the Company's business. Strategic acquisitions are likely to continue to comprise an element of the Company's business strategy for the foreseeable future. However, no assurance can be given that the Company will be able to continue to identify, finance and complete additional suitable acquisitions on acceptable terms, or that future acquisitions, if completed, will be successful. The Company's recently completed acquisitions, as well as any future acquisitions, could divert management's attention from the daily operations of the Company and otherwise require additional management, operational and financial resources. See "BUSINESS - COMPANY HISTORY". Moreover, there can be no assurance that the Company will be able to successfully integrate acquired companies or their management teams into the Company's operating structure, retain management teams of acquired companies on a long-term basis, or operate acquired companies profitably. Acquisitions may also involve a number of other risks, including adverse short-term effects on the
Company's operating results, dependence on retaining key personnel and customers, and risks associated with unanticipated liabilities or contingencies.

     SUBSTANTIAL LEVERAGE; FINANCIAL COVENANTS PURSUANT TO U.S. BANCORP CREDIT AGREEMENT; POSSIBLE ACCELERATION OF INDEBTEDNESS. At December 31, 2001, the Company had outstanding indebtedness under a credit agreement with U.S. Bancorp (the "U.S. Bancorp Credit Agreement") in the aggregate principal amount of

$7,985,693. The indebtedness under the U.S. Bancorp Credit Agreement is secured by substantially all of the Company's assets. The Company is required to comply with certain financial covenants pursuant to the U.S. Bancorp Credit Agreement so long as borrowings from U.S. Bancorp thereunder remain outstanding. Should the Company be in default under any of such covenants, U.S. Bancorp shall have the right, upon written notice and after the expiration of any applicable period during which such default may be cured, to demand immediate payment of all of the then unpaid principal and accrued but unpaid interest under the U.S. Bancorp Credit Agreement. At December 31, 2001, the Company was in compliance with all financial covenants under the U.S. Bancorp Credit Agreement (including minimum annual operating results, minimum fixed charge coverage, minimum tangible capital basis, minimum cash flow coverage and minimum debt service coverage requirements). There can be no assurance that the Company will be in compliance with the financial covenants in the future. Any acceleration of the borrowings under the U.S. Bancorp Credit Agreement prior to the applicable maturity dates could have a material adverse effect upon the Company. See "ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION--LIQUIDITY AND CAPITAL RESOURCES." In addition to the indebtedness under the US Bancorp Credit Agreement, the Company has significant secured and unsecured indebtedness pursuant to a number of other agreements with other lenders. At December 31, 2001, the aggregate principal amount of such other indebtedness was $3,019,034. The acceleration of the Company's indebtedness under any such agreements could have a material adverse effect upon the Company.

     VOLATILITY OF MARKET PRICE OF COMMON STOCK. The market price of the Common Stock has experienced a high level of volatility since the completion of the Company's initial public offering in December 1996. Commencing with an offering price of $3.50 per share in the initial public offering, the market price of the Common Stock experienced a substantial decline, reaching a low of $0.50 per share (based on last reported sale price of the Common Stock on the Nasdaq SmallCap Market) on December 22, 1998. During fiscal 2001, the market price of the Common Stock (based on last reported sale price of the Common Stock on the Nasdaq SmallCap Market) ranged from a high of $3.99 per share to a low of $2.25 per share. The last reported sales price of the Common Stock on the Nasdaq SmallCap Market on March 25, 2002 was $2.35 per share. There can be no assurance as to the future market price of the Common Stock. See "COMPLIANCE WITH NASDAQ LISTING MAINTENANCE REQUIREMENTS."

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

     NO ASSURANCE OF CONSUMER ACCEPTANCE OF COMPANY'S EXISTING AND FUTURE PRODUCTS. Consumer preferences for snack foods are continually changing and are extremely difficult to predict. The ability of the Company to generate revenues in new markets will depend upon customer acceptance of the Company's products. There can be no assurance that the Company's products will achieve a significant degree of market acceptance, that acceptance, if achieved, will be sustained for any significant period or that product life cycles will be sufficient to permit the Company to recover start-up and other associated costs. In addition, there can be no assurance that the Company will succeed in the development of any new products or that any new products developed by the Company will achieve market acceptance or generate meaningful revenue for the Company.

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

     DEPENDENCE UPON KEY SNACK FOOD BRANDS; DEPENDENCE UPON T.G.I. FRIDAY'S(TM) LICENSE AGREEMENT. The Company derives a substantial portion of its revenue from a limited number of snack food brands. For the year ended December 31, 2001, approximately 59% of the Company's revenues were attributable to the T.G.I. Friday's(TM) brand products and the Poore Brothers(R) brand products. A decrease in the popularity of a particular snack food brand during any year could have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that any of the Company's snack food brands will retain their historical levels of popularity or increase in popularity. Decreased sales from any one of the key snack food brands without a corresponding increase in sales from other existing or newly introduced products would have a material adverse effect on the Company's financial condition and results of operations.

     Furthermore, the T.G.I. Friday's(TM) brand products are manufactured and sold by the Company pursuant to a license agreement by and between the Company and TGI Friday's Inc. which expires in 2014. Pursuant to the license agreement, the Company is subject to various requirements and conditions (including, without limitation, minimum sales targets). The failure of the Company to comply with certain of such requirements and conditions could result in the early termination of the license agreement by TGI Friday's Inc. Any such early termination would have a material adverse effect on the Company's financial condition and results of operations.

     DEPENDENCE UPON MAJOR CUSTOMERS. Two customers of the Company, Vending Services of America ("VSA", a national vending distributor) and SAM's Club, accounted for 12% and 16%, respectively, of the Company's 2001 net revenues, with the remainder of the Company's net revenues being derived from sales to a limited number of additional customers, either grocery chains or regional distributors, none of which individually accounted for more than 10% of the Company's revenues for 2001. A decision by any major customer to cease or substantially reduce its purchases could have a material adverse effect on the Company's business.

     RELIANCE ON KEY EMPLOYEES; NON-COMPETE AGREEMENTS. The Company's success is dependent in large part upon the abilities of its executive officers, including Eric J. Kufel, President and Chief Executive Officer, Glen E. Flook, Senior Vice President-Operations, and Thomas W. Freeze, Senior Vice President and Chief Financial Officer. The inability of the Company's executive officers to perform their duties or the inability of the Company to attract and retain other highly qualified personnel could have a material adverse effect upon the Company's business and prospects. The Company does not maintain, nor does it currently contemplate obtaining, "key man" life insurance with respect to such employees. The employment of the executive officers of the Company is on an "at-will" basis. The Company has non-compete agreements with all of its executive officers. See "ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY."

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

     SIGNIFICANT SHAREHOLDERS; POSSIBLE CHANGE IN CONTROL. As a result of the Wabash Foods acquisition, Capital Foods, LLC ("Capital Foods") (an affiliate of the former owner of Wabash Foods) became the single largest shareholder of the Company, currently holding approximately 29% of the outstanding shares of Common Stock (without giving effect to the possible exercise of warrants to purchase 325,000 shares of Common Stock also held by Capital Foods). Accordingly, Capital Foods is in a position to exercise substantial influence on the business and affairs of the Company. In addition, Renaissance Capital Group, Inc. manages three funds, Renaissance Capital Growth & Income Fund III, Inc., Renaissance U.S. Growth & Income Trust PLC, and BFS US Special Opportunities Trust PLC, which are currently the beneficial owners of approximately 13%, 6% and 5%, respectively, of the outstanding shares of Common Stock of the Company. Capital Foods, Renaissance Capital Growth & Income Fund III, Inc., Renaissance U.S. Growth & Income Trust PLC, and BFS US Special Opportunities Trust PLC are hereinafter referred to collectively as the "Significant Shareholders". Although the Company is not aware of any plans or proposals on the part of any Significant Shareholder to recommend or undertake any material change in the management or business of the Company, there is no assurance that a Significant Shareholder will not adopt or support any such plans or proposals in the future.

     Apart from transfer restrictions arising under applicable provisions of the securities laws, there are no restrictions on the ability of the Significant Shareholders to transfer any or all of their respective shares of Common Stock at any time. One or more of such transfers could have the effect of transferring effective control of the Company, including to one or more parties not currently known to the Company.

     OBLIGATION TO REGISTER CERTAIN ISSUED AND OUTSTANDING SHARES OF COMMON STOCK FOR RESALE; SHARES AVAILABLE FOR FUTURE SALE. On December 27, 2001, the Company completed the sale of 586,855 shares of Common Stock, $0.01 par value, to BFS US Special Opportunities Trust PLC, a fund managed by Renaissance Capital Group, Inc., in a private placement transaction. The net proceeds of the transaction were utilized by the Company to reduce the Company's outstanding indebtedness. Pursuant to the Share Purchase Agreement dated December 27, 2001, by and between the Company and the investor, the Company has agreed to file a registration statement (the "BFS Registration Statement") with the Securities and Exchange Commission covering the resale of the newly issued shares of Common Stock. The registration statement is required to be filed no later than 120 days after the closing date and is required to be declared effective within 90 days after the filing date. The Company will be required to pay all expenses relating to the registration (other than underwriting discounts, selling commissions and stock transfer taxes applicable to the shares, and any other fees and expenses incurred by the holder(s) of the shares (including, without limitation, legal fees and expenses) in connection with the registration).

     Approximately 7,374,156 shares of outstanding Common Stock and 956,156 shares of Common Stock issuable upon exercise of warrants issued by the Company are subject to "piggyback" registration rights granted by the Company, pursuant to which such shares of Common Stock may be registered under the Securities Act and, as a result, become freely tradable in the future. All or a portion of such shares may, at the election of the holders thereof, be included in the BFS Registration Statement and, upon the effectiveness thereof, may be sold in the public markets.

     No prediction can be made as to the effect, if any, that future sales of shares of Common Stock will have on the market price of the Common Stock prevailing from time to time. Sales of substantial amounts of Common Stock, or the perception that these sales could occur, could adversely affect prevailing market prices for the Common Stock and could impair the ability of the Company to raise additional capital through the sale of its equity securities or through debt financing.

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

ITEM 2.  DESCRIPTION OF PROPERTY

     The Company owns a 60,000 square foot facility located on 7.7 acres of land in Goodyear, Arizona, approximately 15 miles west of Phoenix, Arizona. Construction of this facility was completed in June 1997. In August 1997, the Company completed the transition of all of its Arizona operations into the facility. The site will enable the Company to expand the facility in the future to a total building size of approximately 120,000 square feet. The facility is financed by a mortgage with Morgan Guaranty Trust Company of New York that matures in June 2012.

     The Company leases a 140,000 square foot facility located in Bluffton, Indiana, approximately 20 miles south of Ft. Wayne, Indiana. Prior to the Keebler Company's acquisition of the facility in 1980, the plant contained three pretzel lines with 40,000 square feet of processing space and 40,000 square feet of warehousing space. In 1985, the Keebler Company completed a 60,000 square foot fryer room addition and installed the three fryer lines that still operate in the facility. The Company has entered into a lease expiring in April 2018 with respect to the facility with two five-year renewal options. Current lease payments are $20,000 per month. The lease payments are subject to an annual CPI-based increase.

     The Company is responsible for all insurance costs, utilities and real estate taxes in connection with its facilities. The Company believes that its facilities are adequately covered by insurance.

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

                                                        SALES PRICES
                                                     -----------------
              PERIOD OF QUOTATION                     HIGH        LOW
              -------------------                     ----        ---

     Fiscal 2000:
          First Quarter                              $2.06       $1.19
          Second Quarter                             $1.94       $1.31
          Third Quarter                              $3.00       $1.63
          Fourth Quarter                             $2.75       $1.94

     Fiscal 2001:
          First Quarter                              $3.19       $2.31
          Second Quarter                             $3.34       $2.54
          Third Quarter                              $3.99       $2.25
          Fourth Quarter                             $3.12       $2.28


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

     On  March  25,  2002,   there  were  15,694,185   shares  of  Common  Stock
outstanding. As of such date, the shares of Common Stock were held of record by approximately 3,700 shareholders.

     The Company has never declared or paid any dividends on the shares of Common Stock. Management intends to retain any future earnings for the operation and expansion of the Company's business and does not anticipate paying any dividends at any time in the foreseeable future. In any event, certain debt agreements of the Company limit the Company's ability to declare and pay dividends.

     On December 27, 2001, the Company completed the sale of 586,855 shares of Common Stock, at an offering price of $2.13 per share, to BFS US Special Opportunities Trust PLC, a fund managed by Renaissance Capital Group, Inc., in a private placement transaction. The offering was made pursuant to Securities and Exchange Commission Rule 506 promulgated under the Securities Act, based upon certain representations made by the investor to the Company with respect to the investor's qualification as an "accredited investor" as such term is defined in Securities and Exchange Commission Rule 501 promulgated under the Securities Act. The net proceeds of the transaction were utilized by the Company to reduce the Company's outstanding indebtedness. Pursuant to the Share Purchase Agreement dated December 27, 2001, by and between the Company and the investor, the Company has agreed to file a registration statement with the Securities and Exchange Commission covering the resale of the newly issued shares of Common Stock. The registration statement is required to be filed no later than 120 days after the closing date and is required to be declared effective within 90 days after the filing date.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

     YEAR ENDED DECEMBER 31, 2001 COMPARED TO THE YEAR ENDED DECEMBER 31, 2000

     For fiscal 2001, net revenues reached a record $57,700,000, up 38% compared to fiscal 2000 net revenues of $41,700,000. Revenue growth for the year was driven by a 45% increase in manufactured products segment revenues to $52.9 million, or 92% of total revenues, and was attributable to the rollout of T.G.I. Friday's(TM) brand salted snacks into nearly all distribution channels. The distributed products segment revenues declined 8% to $4.8 million due to lower promotional activity and the sale of the Company's Texas merchandising operation in early November.

     Gross profit for the year ended December 31, 2001, was $14,707,000 or 26% of net revenues, as compared to $10,392,000, or 25% of net revenues, for fiscal 2000. The $4,315,000 increase, or 42%, in gross profit resulted from the increased volume of manufactured products.

     Selling, general and administrative expenses increased to $12,578,000 or 22% of net revenues for the year ended December 31, 2001, from $8,447,000, or 20% of net revenues for fiscal 2000. This represents a $4,131,000 increase, or 49%, compared to fiscal 2000, primarily due to an increase of $3,052,000 in sales, advertising and promotional spending in support of the increased sales volume primarily in connection with support of T.G.I. Friday's(TM) brand products.

     Net interest expense decreased to $1,045,000 for the year ended December 31, 2001 from $1,177,000 for fiscal 2000. This decrease was principally due to lower interest rates on certain of the Company's indebtedness.

     The Company's net income for the year ended December 31, 2001 was $1,045,000, and the net income for the year ended December 31, 2000 was $730,000. The increase in net income was attributable primarily to the increased gross profit offset by higher selling, general and administrative expenses.

     YEAR ENDED DECEMBER 31, 2000 COMPARED TO THE YEAR ENDED DECEMBER 31, 1999

     Net revenues for the year ended December 31, 2000 were $41,743,000, up $18,468,000, or 79%, from $23,275,000 for 1999. Sales of products manufactured by the Company accounted for 88% and 80% of the net revenues in fiscal 2000 and fiscal 1999, respectively, while sales of products manufactured by others accounted for 12% and 20% in fiscal 2000 and fiscal 1999, respectively. Manufactured products segment revenues increased $18,007,000, or 97%, from sales of branded and private label product, including $13,120,000 in connection with the Wabash Foods acquisition in October 1999 and the Boulder Natural Foods acquisition in June 2000. The remaining $4,887,000 (representing a 23% increase) in connection with increased sales of the Poore Brothers(R) and Bob's Texas Style(R) potato chip brands and private label products. Revenues from the distribution and merchandising of products manufactured by others increased $460,000, or 10%, due to increased sales of distributed product lines.

     Gross profit for the year ended December 31, 2000, was $10,392,000, or 25% of net revenues, as compared to $5,707,000, or 25% of net sales, for 1999. The $4,685,000 increase, or 82%, in gross profit resulted from the increased volume of manufactured products.

     Selling, general and administrative expenses increased to $8,447,000, or 20% of net revenues for the year ended December 31, 2000, from $4,764,000, or 20% of net revenues for fiscal 1999. This represented a $3,683,000 increase, or 77%, compared to 1999, primarily due to an increase of $2,524,000 in sales, advertising and promotional spending in support of the 79% increase in sales volume and $577,000 of administrative costs associated with the Wabash and Boulder acquisition operations.

     Net interest expense increased to $1,177,000 for the year ended December 31, 2000 from $750,000 for fiscal 1999. This increase was due to lower interest income of $30,000 on investments and increased interest expense of $398,000 on indebtedness related to the Wabash and Boulder acquisitions.

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

LIQUIDITY AND CAPITAL RESOURCES

     Net working capital was $2,015,000 (a current ratio of 1.3:1) and $771,000 (a current ratio of 1.1:1) at December 31, 2001 and 2000, respectively. For the fiscal year ended December 31, 2001, the Company generated cash flow of $2,093,000 from operating activities, principally from operating results and non-cash charges, invested $1,956,000 in new equipment, and made $2,404,000 in payments on long-term debt.

     On October 28, 2000, the Company experienced a fire at the Goodyear, Arizona manufacturing plant, causing a temporary shutdown of manufacturing operations at the facility. There was extensive damage to the roof and equipment utilities in the potato chip processing area. Third party manufacturers provided the Company with production volume to satisfy nearly all of the Company's customers' needs during the shutdown. The Company continued to season and package the bulk product received from third party manufacturers. Full production at the Arizona facility resumed in March, 2001.

     On October 7, 1999, the Company signed a new $9.15 million Credit Agreement with U.S. Bancorp (the "U.S. Bancorp Credit Agreement") consisting of a $3.0 million working capital line of credit (the "U.S. Bancorp Line of Credit"), a $5.8 million term loan (the "U.S. Bancorp Term Loan A") and a $350,000 term loan (the "U.S. Bancorp Term Loan B"). Borrowings under the U.S. Bancorp Credit Agreement were used to pay off indebtedness under the Company's previously existing Wells Fargo Credit Agreement, to refinance indebtedness assumed by the Company in connection with the Wabash Foods acquisition, and for future general working capital needs. The U.S. Bancorp Line of Credit bears interest at an annual rate of prime plus 1%. The U.S. Bancorp Term Loan A bears interest at an annual rate of prime and requires monthly principal payments of approximately $74,000 commencing February 1, 2000, plus interest, until maturity on July 1, 2006. The U.S. Bancorp Term Loan B had an annual interest rate of prime plus
2.5%, required monthly principal payments of approximately $29,000, plus interest, and matured in March 2001. Pursuant to the terms of the U.S. Bancorp Credit Agreement, the Company issued to U.S. Bancorp a warrant (the "U.S. Bancorp Warrant") to purchase 50,000 shares of Common Stock for an exercise price of $1.00 per share. The U.S. Bancorp Warrant is exercisable until its termination on October 7, 2004 and provides the holder thereof certain piggyback registration rights.

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

     In April 2001, the U.S. Bancorp Credit Agreement was amended to increase the U.S. Bancorp Line of Credit from $3.0 million to $5.0 million, establish a $0.5 million capital expenditure line of credit (the "CapEx Term Loan"), extend the U.S. Bancorp Line of Credit maturity date from October 2002 to October 31, 2003, and modify certain financial covenants. The Company borrowed $241,430 under the CapEx Term Loan in December 2001. The CapEx Term Loan bears interest at an annual rate of prime plus 1% and requires monthly principal payments of approximately $10,000, plus interest, until maturity on October 31, 2003 when the balance is due.

     The U.S. Bancorp Credit Agreement is secured by accounts receivable, inventories, equipment and general intangibles. Borrowings under the line of credit are limited to 80% of eligible receivables and up to 60% of eligible inventories. At December 31, 2001, the Company had a borrowing base of $4,297,000 under the U.S. Bancorp Line of Credit. The U.S. Bancorp Credit Agreement requires the Company to be in compliance with certain financial performance criteria, including a minimum cash flow coverage ratio, a minimum debt service coverage ratio, minimum annual operating results, a minimum tangible capital base and a minimum fixed charge coverage ratio. At December 31, 2001, the Company was in compliance with all of the financial covenants. Management believes that the fulfillment of the Company's plans and objectives will enable the Company to attain a sufficient level of profitability to remain in compliance with these financial covenants. There can be no assurance, however, that the Company will attain any such profitability and remain in compliance. Any acceleration under the U.S. Bancorp Credit Agreement prior to the scheduled maturity of the U.S. Bancorp Line of Credit or the U.S. Bancorp Term Loans could have a material adverse effect upon the Company.

     As of December 31, 2001, there was an outstanding balance of $3,438,269 on the U.S. Bancorp Line of Credit, $4,089,743 on the U.S. Bancorp Term Loan A, $128,751 on the U.S. Bancorp Term Loan C, $87,500 on the U.S. Bancorp Term Loan D, and $241,430 on the CapEx Term Loan.

     The Company's Goodyear, Arizona manufacturing, distribution and headquarters facility is subject to a $1.9 million mortgage loan from Morgan Guaranty Trust Company of New York, bears interest at 9.03% per annum and is secured by the building and the land on which it is located. The loan matures on July 1, 2012; however monthly principal and interest installments of $18,425 are determined based on a twenty-year amortization period.

     The Company has entered into a variety of capital and operating leases for the acquisition of equipment and vehicles. The leases generally have three to seven-year terms, bear interest at rates from 8.2% to 11.3%, require monthly payments and expire at various times through 2008 and are collateralized by the related equipment.

     At December 31, 2001, the Company had outstanding a 9% Convertible Debenture due July 1, 2002 in the principal amount of $427,656 held by Wells Fargo Small Business Investment Company, Inc. ("Wells Fargo SBIC"). The 9% Convertible Debenture is secured by land, building, equipment and intangibles. Interest on the 9% Convertible Debenture is paid by the Company on a monthly basis. Monthly principal payments of approximately $5,000 are required to be made by the Company on the Wells Fargo SBIC 9% Convertible Debenture through June 2002 with the remaining balance due on July 1, 2002. In November 1999,

Renaissance Capital converted 50% ($859,047) of its Debenture holdings into 859,047 shares of Common Stock and agreed unconditionally to convert into Common Stock the remaining $859,047 not later than December 31, 2000. In December 2000, Renaissance Capital converted the remaining 859,047 shares of its 9% Convertible Debentures into Common Stock. For the period November 1, 1999 through December 31, 2000, Renaissance Capital agreed to waive all mandatory principal redemption payments and to accept 30,000 unregistered shares of the Company's Common Stock and a warrant to purchase 60,000 shares of common stock at $1.50 per share in lieu of cash interest payments. For the period November 1, 1998 through October 31, 1999, Renaissance Capital agreed to waive all mandatory principal redemption payments and to accept 183,263 unregistered shares of the Company's Common Stock in lieu of cash interest payments. The holders of the 9% Convertible Debentures previously granted the Company a waiver for noncompliance with a financial ratio effective through June 30, 1999. As consideration for the granting of such waiver in February 1998, the Company issued warrants to Renaissance Capital and Wells Fargo SBIC representing the right to purchase 25,000 and 7,143 shares of the Company's Common Stock, respectively, at an exercise price of $1.00 per share. Each warrant became exercisable upon issuance and expires on July 1, 2002. As a result of an event of default, the holders of the 9% Convertible Debentures have the right, upon written notice and after a thirty-day period during which such default may be cured, to demand immediate payment of the then unpaid principal and accrued but unpaid interest under the Debentures. The Company is currently in compliance with all the financial ratios, including a minimum working capital, a minimum shareholders' equity and a minimum current ratio at the end of any fiscal quarter. Management believes that the achievement of the Company's plans and objectives will enable the Company to attain a sufficient level of profitability to remain in compliance with the financial ratios. There can be no assurance, however, that the Company will attain any such profitability and remain in compliance with the financial ratios.

     On December 27, 2001, the Company completed the sale of 586,855 shares of Common Stock at an offering price of $2.13 per share to BFS US Special Opportunities Trust PLC, a fund managed by Renaissance Capital, in a private placement transaction. The net proceeds of the transaction were utilized by the Company for general corporate purposes and to reduce the Company's outstanding indebtedness. Pursuant to the Share Purchase Agreement dated December 27, 2001, by and between the Company and the investor, the Company has agreed to file a registration statement with the Securities and Exchange Commission covering the resale of the newly issued shares of Common Stock. The registration statement is required to be filed no later than 120 days after the closing date and is required to be declared effective within 90 days after the filing date.

     At December 31, 2001, the Company had net operating loss carryforwards available for federal income taxes of approximately $4.7 million. A valuation allowance has been provided for the full amount of the net operating loss carryforward since the Company believes the realizability of the deferred tax asset does not meet the more likely than not criteria under Statements of Financial Accounting Standards ("SFAS") No. 109, "ACCOUNTING FOR INCOME TAXES." The Company's accumulated net operating loss carryforwards will begin to expire in varying amounts between 2010 and 2018.

MANAGEMENT'S PLANS

     In connection with the implementation of the Company's business strategy, the Company may incur additional operating losses in the future and is likely to require future debt or equity financings (particularly in connection with future strategic acquisitions). Expenditures relating to acquisition-related integration costs, market and territory expansion and new product development may adversely affect selling, general and administrative expenses and consequently may adversely affect operating and net income. These types of expenditures are expensed for accounting purposes as incurred, while revenue generated from the result of such expansion may benefit future periods. Management believes that the Company will generate positive cash flow from operations, during the next twelve months, which along with its existing working capital and borrowing facilities, should enable the Company to meet its operating cash requirements through 2002. The belief is based on current operating plans and certain assumptions, including those relating to the Company's future revenue levels and expenditures, industry and general economic conditions and other conditions. If any of these factors change, the Company may require future debt or equity financings to meet its business requirements. There can be no assurance that any required financings will be available or, if available, on terms attractive to the Company.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     In December 2001, the Securities and Exchange Commission issued an advisory requesting that all registrants describe their three to five most "critical accounting policies". The SEC indicated that a "critical accounting policy" is one which is both important to the portrayal of the Company's financial condition and results and requires management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The Company believes that the following accounting policies fit this definition:

     ALLOWANCE FOR DOUBTFUL ACCOUNTS. The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

     INVENTORIES. The Company's inventories are stated at the lower of cost (first-in, first-out) or market. The Company identifies slow moving or obsolete inventories and estimates appropriate loss provisions related thereto. Historically, these loss provisions have not been significant; however, if actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

     GOODWILL AND TRADEMARKS. Goodwill is recorded at cost and amortized using the straight-line method over a twenty-year period. Goodwill is continually reviewed for impairment. Trademarks are reviewed for impairment whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable. The carrying value of goodwill and trademarks would be impaired if the best estimate of future undiscounted cash flows over their remaining amortization period is less than their carrying value. The Company believes at this time that the carrying values and useful lives continue to be appropriate.

     INCOME TAXES. The Company has been profitable since 1999; however, it experienced significant net losses in prior fiscal years resulting in a net operating loss ("NOL") carryforward for federal income tax purposes of approximately $4.7 million at December 31, 2001. Generally accepted accounting principles require that the Company record a valuation allowance against the deferred tax asset associated with this NOL if it is "more likely than not" that the Company will not be able to utilize it to offset future taxes. Due to the size of the NOL carryforward, the Company has not recognized this net deferred tax asset and currently provides for income taxes only to the extent that it expects to pay cash taxes (primarily state taxes) for current income. It is possible, however, that the Company could be profitable in the future at levels which cause the Company to conclude that it is more likely than not that all or a portion of the NOL carryforward would be realized. Upon reaching such a conclusion, the Company would immediately record the estimated net realizable value of the deferred tax asset at that time and would then provide for income taxes at a rate equal to the combined federal and state effective rates, which would approximate 40% under current tax rates, rather than the 7.5% rate currently being used. Subsequent revisions to the estimated net realizable value of the deferred tax asset could cause the provision for income taxes to vary significantly from period to period, although the cash tax payments would remain unaffected until the benefit of the NOL is utilized.

The above listing is not intended to be a comprehensive list of all of the Company's accounting policies. In many cases the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles, with no need for management's judgment in their application. See the Company's audited financial statements and notes thereto which begin on page 25 of this Annual Report on Form 10-KSB which contain accounting policies and other disclosures required by auditing standards generally accepted in the United States.

NEW ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards ("SFAS") No. 141, "BUSINESS COMBINATIONS" and SFAS No. 142, "GOODWILL AND OTHER INTANGIBLE ASSETS". SFAS No. 141 requires companies to apply the purchase method of accounting for all business combinations initiated after June 30, 2001 and prohibits the use of the pooling-of-interests method. SFAS No. 142 changes the method by which companies recognize intangible assets in purchase business combinations and generally requires identifiable intangible assets to be recognized separately from goodwill. In addition, it eliminates the amortization of all existing and newly acquired goodwill on a prospective basis and requires companies to assess goodwill for impairment, at least annually, based on the fair value of the reporting unit. Upon adoption on January 1, 2002, the Company believes there will not be any material adverse effect on its financial position or results of operations. Goodwill amortization expense was approximately $321,000 and $299,000 for 2001 and 2000 respectively.

     In August 2001, the FASB issued SFAS No. 144, "ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS". SFAS No. 144 supersedes SFAS No. 121, "ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF" and the accounting and reporting provisions of APB Opinion No. 30, "REPORTING THE RESULTS OF OPERATIONS - REPORTING THE EFFECTS OF DISPOSAL OF A SEGMENT OF A BUSINESS, AND EXTRAORDINARY, UNUSUAL AND INFREQUENTLY OCCURRING EVENTS AND TRANSACTIONS". SFAS No. 144 modifies the method by which companies account for certain asset impairment losses. Upon adoption on January

1, 2002, the Company believes there will not be any material adverse effect on its financial position or results of operations.

         In 2001, the Emerging Issues Task Force (EITF) issued EITF Issue No. 01-09, "Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products," (EITF Issue No. 01-09) which codified and expanded its consensus opinions in EITF Issue No. 00-14, "Accounting for Certain Sales Incentives," and EITF Issue No. 00-25, "Accounting for Consideration from a Vendor to a Retailer in Connection with the Purchase or Promotion of the Vendor's Products." EITF Issue No. 01-09 also discusses aspects of EITF Issue No. 00-22, "Accounting for Points and Certain Other Time-Based Sales Incentive Offers, and Offers for Free Products or Services to be Delivered in the Future." EITF Issue No. 01-09 addresses the accounting for certain consideration given by a vendor to a customer and provides guidance on the recognition, measurement and income statement classification for sales incentives. In general, the guidance requires that consideration from a vendor to a retailer be recorded as a reduction in revenue unless certain criteria are met. The Company will adopt the provisions of the EITF Issue No. 01-09 effective first quarter 2002 and as a result, costs previously recorded as expense will be reclassified and reflected as reductions in revenue. The Company is also required to reclassify amounts in prior periods in order to conform to the revised presentation of these costs if practicable. Upon adoption on January 1, 2002, the Company believes there will not be any material adverse effect on its financial position or results of operations based on these reclassifications.

ITEM 7.  FINANCIAL STATEMENTS
                                                                            PAGE
                                                                            ----
REPORTS
Report of independent public accountants with respect to financial
  statements for the years ended December 31, 2001 and 2000                   25
FINANCIAL STATEMENTS
Consolidated balance sheets as of December 31, 2001 and 2000                  26
Consolidated statements of operations for the years ended
  December 31, 2001 and 2000                                                  27
Consolidated statements of shareholders' equity for the years
  ended December 31, 2001 and 2000                                            28
Consolidated statements of cash flows for the years ended
  December 31, 2001 and 2000                                                  29
Notes to consolidated financial statements                                    30

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

     The executive officers and Directors of the Company and their ages, are as follows:

     Name                   Age                      Position
     ----                   ---                      --------

     Eric J. Kufel          35     President, Chief Executive Officer, Director
     Glen E. Flook          43     Senior Vice President-Operations
     Thomas W. Freeze       50     Senior Vice President, Chief Financial
                                     Officer, Treasurer, Secretary, and Director
     Mark S. Howells        48     Chairman, Director
     Thomas E. Cain         47     Director
     James W. Myers         67     Director
     Robert C. Pearson      66     Director
     Aaron M. Shenkman      61     Director

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

MARK S. HOWELLS. Mr. Howells has served as Chairman of the Board of the Company since March 1995. For the period from March 1995 to August 1995, Mr. Howells also served as President and Chief Executive Officer of the Company. He served as the Chairman of the Board of PB Southeast, a former subsidiary of the Company, from its inception in May 1993 until it was dissolved in 1999 and served as its President and Chief Executive Officer from May 1993 to August 1994. From 1988 to May 2000, Mr. Howells served as the President and Chairman of Arizona Securities Group, Inc., a registered securities broker-dealer. Since May 2000, Mr. Howells has devoted a majority of his time to serving as the President and Chairman of MS.Howells & Co., a registered securities broker-dealer. Mr. Howells is also the President of Audesi Capital Management LLC, a registered investment adviser formed in 2001.

THOMAS E. CAIN. Mr. Cain has served as a Director since September 2000. Mr. Cain has been Chief Executive Officer of Focus Capital Group LLC since December 2001. From 1999 to 2001, Mr. Cain was Chairman of Frontstep distribution.com and from 1991 to 1999, Mr. Cain was President and Chief Executive Officer of Distribution Architects International, Inc., a distribution and logistics software developer and marketer. Mr. Cain has extensive experience in software development, e-commerce and supply chain management.

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

ROBERT C. PEARSON. Mr. Pearson has served as a Director of the Company since March 1996. Mr. Pearson has been Senior Vice President-Corporate Finance for Renaissance Capital Group, Inc. since April 1997. Previously, Mr. Pearson had been an independent financial and management consultant specializing in investments with emerging growth companies. Renaissance Capital Group is the investment manager of Renaissance Capital Growth & Income Fund III, Inc., the former owner of a 9% Convertible Debentures and currently a shareholder of the Company. See "ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION - LIQUIDITY AND CAPITAL Resources". From 1990 to 1994, Mr. Pearson served as Executive Vice President and Chief Financial Officer of Thomas Group, Inc., a publicly traded consulting firm. Prior to 1990, Mr. Pearson was Vice President-Finance of Texas Instruments, Incorporated. Mr. Pearson is currently a director of Advance Power Technology, Inc. (a publicly traded semiconductor manufacturer), and CaminoSoft Corp. (a distributor of consumables for laser printers).

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

ITEMS 9-12. DOCUMENTS INCORPORATED BY REFERENCE

    Information with respect to a portion of Item 9 and Items 10, 11 and 12 of Form 10-KSB is hereby incorporated by reference into this Part III of the Annual Report of Form 10-KSB from the Company's Proxy Statement relating to the Company's 2002 Annual Meeting of Shareholders to be filed by the Company with the Securities and Exchange Commission on or about April 17, 2002.

ITEM 13. EXHIBITS AND REPORTS OF FORM 8-K

     The following documents are filed as part of this Annual Report on Form 10-KSB:

     (a) The following exhibits as required by Item 601 of Regulation S-B:


EXHIBIT
NUMBER                                  DESCRIPTION
------                                  -----------

3.1 -- Certificate of Incorporation of the Company filed with the Secretary of State of the State of Delaware on February 23, 1995. (1)
3.2 -- Certificate of Amendment to the Certificate of Incorporation of the Company filed with the Secretary of State of the State of Delaware on March 3, 1995. (1)
3.3 -- Certificate of Amendment to the Certificate of Incorporation of the Company filed with the Secretary of State of the State of Delaware on October 7, 1999. (Incorporated by reference to the Company's definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on September 15, 1999.)
3.4 --    By-Laws of the Company. (1)
4.1 --    Specimen Certificate for shares of Common Stock. (1)
4.2 -- Convertible Debenture Loan Agreement dated May 31, 1995 by and among the Company (and certain of its subsidiaries), Renaissance Capital and Wells Fargo. (1)
4.3 -- 9.00% Convertible Debenture dated May 31, 1995, issued by the Company to Renaissance Capital. (1)
4.4 -- 9.00% Convertible Debenture dated May 31, 1995, issued by the Company to Wells Fargo. (1)
4.5 -- Form of Warrant issued as of February 1998 to Renaissance Capital and Wells Fargo. (3)
4.6 -- Warrant dated November 4, 1998, issued by the Company to Norwest Business Credit, Inc. (4)
4.7 -- Warrant to purchase 400,000 shares of Common Stock, issued by the Company to Wabash Foods on October 7, 1999. (Incorporated by reference to the Company's definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on September 15, 1999.)
4.8 -- Form of Revolving Note, Term Note A and Term Note B issued by the Company to U.S. Bancorp Republic Commercial Finance, Inc. on October 7, 1999. (5)
4.9 -- Warrant to purchase 50,000 shares of Common Stock, issued by the Company to U.S. Bancorp Republic Commercial Finance, Inc. on October 7, 1999. (5)
4.10 -- Form of Term Note C and Term Note D issued by the Company to U.S. Bancorp as of June 30, 2000. (6)
10.1 -- Non-Qualified Stock Option Agreements dated August 1, 1995, August 31, 1995 and February 29, 1996, by and between the Company and Mark S. Howells. (1)
10.2 -- Non-Qualified Stock Option Agreements dated August 1, 1995, August 31, 1995 and February 29, 1996, by and between the Company and Jeffrey J. Puglisi. (1)
10.3 -- Non-Qualified Stock Option Agreement dated August 1, 1995, by and between the Company and Parris H. Holmes, Jr. (1)
10.4 -- Form of Security Agreements dated May 31, 1995, by and among Renaissance Capital, Wells Fargo and the Company (and certain of its subsidiaries). (1)
10.5 -- Agreement dated August 29, 1996, by and between the Company and Westminster Capital, Inc. ("Westminster"), as amended. (1)
10.6 -- Amendment No. 1 dated October 14, 1996, to Warrant dated September 11, 1996, issued by the Company to Westminster. (1)
10.7 -- Letter Agreement dated November 5, 1996, amending the Non-Qualified Stock Option Agreement dated February 29, 1996, by and between the Company and Mark S. Howells. (1)
10.8 -- Letter Agreement dated November 5, 1996, amending the Non-Qualified Stock Option Agreement dated February 29, 1996, by and between the Company and Jeffrey J. Puglisi. (1)
10.9 -- Non-Qualified Stock Option Agreement dated as of October 22, 1996, by and between the Company and Mark S. Howells. (1)
10.10 -- Letter Agreement dated as of November 5, 1996, by and between the Company and Jeffrey J. Puglisi. (1)
10.11 -- Letter Agreement dated as of November 5, 1996, by and between the Company and David J. Brennan. (1)
10.12 -- Stock Option Agreement dated October 22, 1996, by and between the Company and David J. Brennan. (1)
10.13 -- Letter Agreement dated November 1, 1996, by and among the Company, Mark S. Howells, Jeffrey J. Puglisi, David J. Brennan and Parris H. Holmes, Jr. (1)

10.14 -- Letter Agreement dated December 4, 1996, by and between the Company and Jeffrey J. Puglisi, relating to stock options. (1)
10.15 -- Letter Agreement dated December 4, 1996, by and between the Company and Mark S. Howells, relating to stock options. (1)
10.16 -- Letter Agreement dated December 4, 1996, by and between the Company and Parris H. Holmes, Jr., relating to stock options. (1)
10.17 -- Letter Agreement dated December 4, 1996, by and between the Company and David J. Brennan, relating to stock options. (1)
10.18 -- Employment Agreement dated January 24, 1997, by and between the Company and Eric J. Kufel. (2)
10.19 -- Employment Agreement dated February 14, 1997, by and between the Company and Glen E. Flook. (2)
10.20 -- Employment Agreement dated April 10, 1997, by and between the Company and Thomas W. Freeze. (Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the three-month period ended March 31, 1997.)
10.21 -- Fixed Rate Note dated June 4, 1997, by and between La Cometa Properties, Inc. and Morgan Guaranty Trust Company of New York. (3)
10.22 -- Deed of Trust and Security Agreement dated June 4, 1997, by and between La Cometa Properties, Inc. and Morgan Guaranty Trust Company of New York. (3)
10.23 -- Guaranty Agreement dated June 4, 1997, by and between the Company and Morgan Guaranty Trust Company of New York. (3)
10.24 -- Equipment Lease Agreement dated June 9, 1997, by and between PB Arizona and FINOVA Capital Corporation. (3)
10.25 -- Agreement for Purchase and Sale of Limited Liability Company Membership Interests dated as of August 16, 1999, by and between Pate Foods Corporation, Wabash Foods and the Company. (Incorporated by reference to the Company's definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on September 15, 1999.)
10.26 -- Letter Agreement dated July 30, 1999 by and between the Company and Stifel, Nicolaus & Company, Incorporated. (Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the three-month period ended September 30, 1999.)
10.27 --  Poore Brothers, Inc. 1995 Stock Option Plan, as amended. (5)
10.28 -- Credit Agreement, dated as of October 3, 1999, by and between the Company and U.S. Bancorp Republic Commercial Finance, Inc. (5)
10.29 -- Security Agreement, dated as of October 3, 1999, by and between the Company and U.S. Bancorp Republic Commercial Finance, Inc. (5)
10.30 -- Commercial Lease, dated May 1, 1998, by and between Wabash Foods, LLC and American Pacific Financial Corporation. (5)
10.31 -- Agreement for the Purchase and Sale of Assets of Boulder Potato Company dated as of June 8, 2000, by and among the Company, the shareholders of Boulder Potato Company, and Boulder Potato Company.
          (6)
10.32 -- Secured Promissory Note and Security Agreement dated as of June 8, 2000, by and between Boulder Potato Company and the Company. (6)
10.33 -- Registration Rights Agreement dated as of June 8, 2000, by and between Boulder Potato Company and the Company. (6)
10.34 -- Escrow Agreement dated as of June 8, 2000, by and among the Company, the shareholders of Boulder Potato Company, and Boulder Potato Company. (6)
10.35 -- Employment Agreement dated June 8, 2000, by and between Mark C. Maggio and the Company. (6)
10.36 -- Employment Agreement dated June 8, 2000, by and between John M. Maggio and the Company. (6)
10.37 -- Employment Agreement dated August 31, 2000, by and between John M. Silvestri and the Company. (6)
10.38 -- First Amendment, dated as of June 30, 2000, to Credit Agreement, dated as of October 3, 1999, by and between the Company and U.S. Bancorp.
          (6)
10.39 -- Second Amendment to Credit Agreement (dated March 2, 2001), by and between the Company and U.S. Bank National Association. (Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the three-month period ended March 31, 2001.)
10.40 -- License Agreement, dated April 3, 2000, by and between the Company and TGI Friday's Inc. (Certain portions of this exhibit have been omitted pursuant to a confidential treatment request filed with the Securities and Exchange Commission.) (Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the three-month period ended March 31, 2001.)
10.41 -- Third Amendment to Credit Agreement (dated March 30, 2001), by and between the Company and U.S. Bank National Association. (Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the three-month period ended June 30, 2001.)

10.42 -- First Amendment to License Agreement, dated as of July 11, 2001, by and between the Company and TGI Friday's Inc. (certain portions of this exhibit have been omitted pursuant to a confidentiality treatment request filed with the Securities and Exchange Commission). (Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the three-month period ended September 30, 2001.)
10.43 -- Share Purchase Agreement, dated December 27, 2001, by and between the Company and BFS US Special Opportunities Trust PLC. (Incorporated by reference to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 10, 2002.)
21.1 --   List of Subsidiaries of the Company. (7)
23.1 --   Consent of Arthur Andersen, LLP. (7)
99.1 --   Registrant's Letter Regarding Arthur Andersen LLP.

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

          (2) Current Report on Form 8-K, reporting a change in the Company's fiscal year (filed with the Commission on November 9, 2001).

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 28, 2002                  POORE BROTHERS, INC.

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

      SIGNATURE                                   TITLE                              DATE
      ---------                                   -----                              ----
/s/ Eric J. Kufel            President, Chief Executive Officer, and Director   March 28, 2002
-------------------------    (Principal Executive Officer)
Eric J. Kufel

/s/ Thomas W. Freeze         Senior Vice President, Chief Financial Officer,    March 28, 2002
-------------------------    Treasurer, Secretary, and Director
Thomas W. Freeze             (Principal Financial Officer and
                             Principal Accounting Officer)

/s/ Mark S. Howells          Chairman, Director                                 March 28, 2002
-------------------------
Mark S. Howells

/s/ Thomas E. Cain           Director                                           March 28, 2002
-------------------------
Thomas E. Cain

/s/ James W. Myers           Director                                           March 28, 2002
-------------------------
James W. Myers

/s/ Robert C. Pearson        Director                                           March 28, 2002
-------------------------
Robert C. Pearson

/s/ Aaron M. Shenkman        Director                                           March 28, 2002
-------------------------
Aaron M. Shenkman

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Poore Brothers, Inc.

We have audited the accompanying consolidated balance sheets of POORE BROTHERS, INC. (a Delaware corporation) and SUBSIDIARIES as of December 31, 2001 and 2000, and the related consolidated statements of operations, shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Poore Brothers, Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.



ARTHUR ANDERSEN LLP

Phoenix, Arizona,
February 11, 2002

                      POORE BROTHERS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                            DECEMBER 31,
                                                                                  ------------------------------
                                                                                      2001              2000
                                                                                  ------------      ------------
                                    ASSETS
Current assets:
  Cash ......................................................................     $    894,198      $    327,553
  Accounts receivable, net of allowance of $219,000 in 2001
    and $247,000 in 2000 ....................................................        4,982,793         5,196,415
  Inventories ...............................................................        1,887,872         1,782,551
  Other current assets ......................................................          430,914           394,356
                                                                                  ------------      ------------
     Total current assets ...................................................        8,195,777         7,700,875

Property and equipment, net .................................................       13,730,273        12,306,241
Intangible assets, net ......................................................        9,561,933        10,030,631
Other assets, net ...........................................................          200,077           212,737
                                                                                  ------------      ------------
     Total assets ...........................................................     $ 31,688,060      $ 30,250,484
                                                                                  ============      ============

                     LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable ..........................................................     $  2,430,857      $  3,031,130
  Accrued liabilities .......................................................        1,406,845         1,583,379
  Current portion of long-term debt .........................................        2,343,472         2,315,391
                                                                                  ------------      ------------
     Total current liabilities ..............................................        6,181,174         6,929,900

Long-term debt, less current portion ........................................        8,661,255         9,025,088
                                                                                  ------------      ------------
     Total liabilities ......................................................       14,842,429        15,954,988
                                                                                  ------------      ------------

Commitments and contingencies

Shareholders' equity:
  Preferred stock, $100 par value; 50,000 shares authorized; no shares issued
    or outstanding at December 31, 2001 and 2000, respectively ..............               --                --
  Common stock, $.01 par value; 50,000,000 shares authorized; 15,687,518 and 14,994,765 shares issued and outstanding at December 31, 2001
    and 2000, respectively ..................................................          156,875           149,947
  Additional paid-in capital ................................................       21,175,485        19,677,542
  Accumulated deficit .......................................................       (4,486,729)       (5,531,993)
                                                                                  ------------      ------------
     Total shareholders' equity .............................................       16,845,631        14,295,496
                                                                                  ------------      ------------
     Total liabilities and shareholders' equity .............................     $ 31,688,060      $ 30,250,484
                                                                                  ============      ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      POORE BROTHERS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                    YEARS ENDED DECEMBER 31,
                                                 -------------------------------
                                                     2001              2000
                                                 ------------      ------------

Net revenues ..................................  $ 57,665,888      $ 41,743,007

Cost of revenues ..............................    42,958,822        31,350,941
                                                 ------------      ------------

     Gross profit .............................    14,707,066        10,392,066

Selling, general and administrative expenses...    12,577,699         8,446,808
                                                 ------------      ------------

     Operating income .........................     2,129,367         1,945,258
                                                 ------------      ------------

Fire related income, net ......................         4,014                --

Interest expense, net .........................    (1,045,117)       (1,177,467)
                                                 ------------      ------------

     Total interest expense and other .........    (1,041,103)       (1,177,467)
                                                 ------------      ------------

     Income before income tax provision .......     1,088,264           767,791

Income tax provision ..........................       (43,000)          (38,000)
                                                 ------------      ------------

   Net income .................................  $  1,045,264      $    729,791
                                                 ============      ============
Earnings per common share:

    Basic .....................................  $       0.07      $       0.05
                                                 ============      ============
    Diluted ...................................  $       0.06      $       0.05
                                                 ============      ============

Weighted average number of common shares:
    Basic .....................................    15,050,509        13,769,614
                                                 ============      ============
    Diluted ...................................    17,198,648        15,129,593
                                                 ============      ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      POORE BROTHERS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                COMMON STOCK              ADDITIONAL
                                         ---------------------------       PAID-IN        ACCUMULATED
                                            SHARES         AMOUNT          CAPITAL          DEFICIT          TOTAL
                                            ------         ------          -------          -------          -----
Balance, December 31, 1999 ...........    13,222,044     $   132,220     $17,386,827     $(6,261,784)     $11,257,263
  Exercise of common stock options ...       153,334           1,533         173,705              --          175,238
  Issuance of common stock ...........     1,619,387          16,194       2,117,010              --        2,133,204
  Net income .........................            --              --              --         729,791          729,791
                                         -----------     -----------     -----------     -----------      -----------
Balance, December 31, 2000 ...........    14,994,765         149,947      19,677,542      (5,531,993)      14,295,496
  Exercise of common stock options ...        76,000             760          97,810              --           98,570
  Issuance of warrants ...............            --              --          16,800              --           16,800
  Issuance of common stock ...........       616,753           6,168       1,383,333              --        1,389,501
  Net income .........................            --              --              --       1,045,264        1,045,264
                                         -----------     -----------     -----------     -----------      -----------
Balance, December 31, 2001 ...........    15,687,518     $   156,875     $21,175,485     $(4,486,729)     $16,845,631
                                         ===========     ===========     ===========     ===========      ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      POORE BROTHERS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                         YEARS ENDED DECEMBER 31,
                                                                       ----------------------------
                                                                           2001             2000
                                                                       -----------      -----------
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
  Net income .....................................................     $ 1,045,264      $   729,791
  Adjustments to reconcile net income to net cash provided
    by operating activities:
      Depreciation ...............................................       1,237,260        1,089,004
      Amortization ...............................................         694,067          648,938
      Valuation reserves .........................................          53,558          102,325
      Other non-cash charges .....................................         349,723          252,148
      Gain on disposition of fixed assets due to fire ............        (167,450)              --
  Change in operating assets and liabilities, net of effect of business acquired:
      Accounts receivable ........................................         240,981       (1,974,013)
      Inventories ................................................        (186,238)        (481,401)
      Other assets and liabilities ...............................        (396,916)        (252,812)
      Accounts payable and accrued liabilities ...................        (776,807)       2,503,632
                                                                       -----------      -----------
               Net cash provided by operating activities .........       2,093,442        2,617,612
                                                                       -----------      -----------
CASH FLOWS USED IN INVESTING ACTIVITIES:
  Purchase of equipment ..........................................      (2,655,535)        (635,415)
  Proceeds from disposition of fixed assets due to fire ..........         700,000               --
  Acquisition related expenses ...................................              --         (365,542)
                                                                       -----------      -----------
               Net cash used in investing activities .............      (1,955,535)      (1,000,957)
                                                                       -----------      -----------
CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
  Proceeds from issuance of common stock .........................       1,313,571          175,238
  Stock and debt issuance costs ..................................         (10,774)         (11,164)
  Proceeds from issuance of debt .................................              --          610,329
  Payments made on long-term debt ................................      (2,404,470)      (2,053,149)
  Net increase (decrease) in working capital line of credit ......       1,530,410         (114,720)
                                                                       -----------      -----------
               Net cash provided by (used in) financing activities         428,738       (1,393,466)
                                                                       -----------      -----------
Net increase in cash .............................................         566,645          223,189
Cash at beginning of year ........................................         327,553          104,364
                                                                       -----------      -----------
Cash at end of year ..............................................     $   894,198      $   327,553
                                                                       ===========      ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the year for interest .........................     $ 1,055,248      $ 1,047,380
  Summary of noncash investing and financing activities:
    Common Stock issued for acquisitions .........................         185,274        1,235,321
    Common Stock or warrant issued for sales commissions .........          16,800           50,000
    Conversion of Convertible Debenture into Common Stock ........              --          859,047
    Note payable issued for purchase of equipment ................         538,308               --
    Note payable issued for acquisition ..........................              --          830,000

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      POORE BROTHERS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION, BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     Poore Brothers, Inc. (the "Company"), a Delaware corporation, was organized in February 1995 as a holding company and on May 31, 1995 acquired substantially all of the equity of Poore Brothers Southeast, Inc. ("PB Southeast") in an exchange transaction. The exchange transaction with PB Southeast was accounted for similar to a pooling-of-interests since both entities had common ownership and control immediately prior to the transaction. On May 31, 1995, the Company also acquired (i) substantially all of the assets, subject to certain liabilities, of Poore Brothers Foods, Inc.; (ii) a 100% equity interest in Poore Brothers Distributing, Inc.; and (iii) an 80% equity interest in Poore Brothers of Texas, Inc. ("PB Texas"). Subsequently, the Company acquired the remaining 20% equity interest in PB Texas. These businesses had no common ownership with the Company and therefore these acquisitions were accounted for as purchases in accordance with Accounting Principles Board ("APB") Opinion No. 16, "BUSINESS COMBINATIONS." Accordingly, only the results of their operations subsequent to acquisition have been included in the Company's results. In 1997, PB Texas was sold and PB Southeast was closed.

     On November 5, 1998, the Company acquired the business and certain assets (including the Bob's Texas Style(R) potato chips brand) of Tejas Snacks, L.P. ("Tejas"), a Texas-based potato chip manufacturer. See Note 2.

     On October 7, 1999, the Company acquired a 100% equity interest in Wabash Foods, LLC ("Wabash"), an Indiana-based snack food manufacturer of Tato Skins(R), O'Boisies(R), and Pizzarias(R). See Note 2.

     On June 8, 2000, the Company acquired Boulder Natural Foods, Inc., a Colorado-based totally natural potato chip marketer, and the business and certain related assets and liabilities of Boulder Potato Company (collectively referred to as "Boulder"), based in Boulder, Colorado. See Note 2.

     Certain amounts in the prior year consolidated financial statements have been reclassified to conform to the current year presentation.

BUSINESS OBJECTIVES, RISKS AND PLANS

     The Company is engaged in the development, production, marketing and distribution of innovative salty snack food products that are sold through grocery retail chains, club stores and through vend distributors across the United States. The Company (a) manufactures and sells its own brands of salty snack food products including Poore Brothers(R), Bob's Texas Style(R), and Boulder Potato Company(TM) brand batch-fried potato chips, Tato Skins(R) brand potato snacks and Pizzarias(R) brand pizza chips, (b) manufactures and sells T.G.I. Friday's(TM) brand salted snacks under license from TGI Friday's Inc.,
(c) manufactures private label potato chips for grocery retail chains, and (d) distributes snack food products that are manufactured by others. The Company's business objective is to be a leading developer, manufacturer, marketer and distributor of innovative branded salty snack foods by providing high quality products at competitive prices that are superior in taste, texture, flavor variety and brand personality to comparable products. A significant element of the Company's growth strategy is to develop, acquire or license innovative salted snack food brands that provide strategic fit and possess strong brand equity in a geographic region or channel of distribution in order to expand, complement or diversify the Company's existing business. The Company also plans to increase sales of its existing products, increase distribution revenues and continue to improve its manufacturing capacity utilization.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

     At December 31, 2001 and 2000, the carrying value of cash, accounts receivable, accounts payable, and accrued liabilities approximate fair values since they are short-term in nature. The carrying value of the long-term debt approximates fair-value based on the borrowing rates currently available to the Company for long-term borrowings with similar terms. The Company estimates fair values of financial instruments by using available market information. Considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates may not be indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions or valuation methodologies could have a material effect on the estimated fair value amounts.

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

INTANGIBLE ASSETS

     Goodwill is recorded at cost and amortized using the straight-line method over a twenty-year period. The Company assesses the recoverability of goodwill at each balance sheet date by determining whether amortization of the assets over their original estimated useful life can be recovered through estimated future undiscounted cash flows. Total goodwill was $6,561,648 and $6,376,374 at December 31, 2001 and 2000, respectively, including $126,702 from the November 1998 Tejas acquisition (see Note 2), $1,327,227 from the October 1999 Wabash acquisition (see Note 2), and $1,690,539 from the June 2000 Boulder acquisition (see Note 2). Accumulated amortization was $1,206,747 and $886,108 at December 31, 2001 and 2000, respectively.

     Trademarks are recorded at cost and are amortized using the straight-line method over a fifteen-year period. The Company allocated $1,500,000 of the Tejas purchase price to trademarks, $2,500,000 of the Wabash purchase price to trademarks, and $1,000,000 of the Boulder purchase price to trademarks. Accumulated amortization was $792,968 and $459,635 at December 31, 2001 and 2000, respectively.

                      POORE BROTHERS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


1. ORGANIZATION, BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
   (CONTINUED)

REVENUE RECOGNITION

     Revenues and related cost of revenues are recognized upon shipment of products.

ADVERTISING COSTS

     The Company expenses production costs of advertising the first time the advertising takes place, except for cooperative advertising costs which are expensed when the related sales are recognized. Costs associated with obtaining shelf space (i.e., "slotting fees") are expensed in the year in which such costs are incurred by the Company. Advertising expenses were approximately $261,000 and $394,000 in 2001 and 2000, respectively. Accrued advertising and promotion was $388,000 and $324,000 in 2001 and 2000, respectively.

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

EARNINGS PER COMMON SHARE

     Basic earnings per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Exercises of outstanding stock options or warrants and conversion of convertible debentures are assumed to occur for purposes of calculating diluted earnings per share for periods in which their effect would not be anti-dilutive.

                                                                YEARS ENDED DECEMBER 31,
                                                              ---------------------------
                                                                 2001            2000
                                                              -----------     -----------
     BASIC EARNINGS PER COMMON SHARE:
        Net income .........................................  $ 1,045,264     $   729,791
                                                              ===========     ===========
        Weighted average number of common shares ...........   15,050,509      13,769,614
                                                              ===========     ===========

        Earnings per common share ..........................  $      0.07     $      0.05
                                                              ===========     ===========

     DILUTED EARNINGS PER COMMON SHARE:
        Net income .........................................  $ 1,045,264     $   729,791
                                                              ===========     ===========
        Weighted average number of common shares ...........   15,050,509      13,769,614
        Incremental shares from assumed conversions -
          Warrants .........................................      690,428         475,943
          Stock options ....................................    1,457,711         884,036
                                                              -----------     -----------
        Adjusted weighted average number of common shares...   17,198,648      15,129,593
                                                              ===========     ===========
        Earnings per common share ..........................  $      0.06     $      0.05
                                                              ===========     ===========

    Options and warrants to purchase 653,077 and 985,527 shares of Common Stock were outstanding at December 31, 2001 and December 31, 2000, respectively, but were not included in the computation of diluted earnings per share because the option and warrant exercise prices were greater than the average market price per share of the Common Stock. For the years ended December 31, 2000 and 2001 conversion of the convertible debentures was not assumed, as the effect of the conversion would be anti-dilutive.

                      POORE BROTHERS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


1. ORGANIZATION, BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
   (CONTINUED)

NEW ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards ("SFAS") No. 141, "BUSINESS COMBINATIONS" and SFAS No. 142, "GOODWILL AND OTHER INTANGIBLE ASSETS". SFAS No. 141 requires companies to apply the purchase method of accounting for all business combinations initiated after June 30, 2001 and prohibits the use of the pooling-of-interests method. SFAS No. 142 changes the method by which companies recognize intangible assets in purchase business combinations and generally requires identifiable intangible assets to be recognized separately from goodwill. In addition, it eliminates the amortization of all existing and newly acquired goodwill on a prospective basis and requires companies to assess goodwill for impairment, at least annually, based on the fair value of the reporting unit. Upon adoption on January 1, 2002, the Company believes there will not be any material adverse impact on its financial position or results of operations. Goodwill amortization expense was approximately $321,000 and $299,000 for 2001 and 2000 respectively.

     In August 2001, the FASB issued SFAS No. 144, "ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS". SFAS No. 144 supersedes SFAS No. 121, "ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF" and the accounting and reporting provisions of APB Opinion No. 30, "REPORTING THE RESULTS OF OPERATIONS - REPORTING THE EFFECTS OF DISPOSAL OF A SEGMENT OF A BUSINESS, AND EXTRAORDINARY, UNUSUAL AND INFREQUENTLY OCCURRING EVENTS AND TRANSACTIONS". SFAS No. 144 modifies the method by which companies account for certain asset impairment losses. Upon adoption on January 1, 2002, the Company believes there will not be any material adverse impact on its financial position or results of operations.

     In 2001, the Emerging Issues Task Force (EITF) issued EITF Issue No. 01-09, "Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products," (EITF Issue No. 01-09) which codified and expanded its consensus opinions in EITF Issue No. 00-14, "Accounting for Certain Sales Incentives," and EITF Issue No. 00-25, "Accounting for Consideration from a
Vendor to a Retailer in Connection with the Purchase or Promotion of the Vendor's Products." EITF Issue No. 01-09 also discusses aspects of EITF Issue No. 00-22, "Accounting for Points and Certain Other Time-Based Sales Incentive Offers, and Offers for Free Products or Services to be Delivered in the Future." EITF Issue No. 01-09 addresses the accounting for certain consideration given by a vendor to a customer and provides guidance on the recognition, measurement and income statement classification for sales incentives. In general, the guidance requires that consideration from a vendor to a retailer be recorded as a reduction in revenue unless certain criteria are met. The Company will adopt the provisions of the EITF Issue No. 01-09 effective January 1, 2002 and as a result, costs previously recorded as expense will be reclassified and reflected as reductions in revenue. The Company is also required to reclassify amounts in prior periods in order to conform to the revised presentation of these costs if practicable. The Company believes there will not be any material adverse effect on its financial condition or results of operations based on these reclassifications.

2. ACQUISITIONS:

     On June 8, 2000, the Company acquired Boulder Natural Foods, Inc. (a Colorado corporation) and the business and certain related assets and liabilities of Boulder Potato Company, a totally natural potato chip marketer based in Boulder Colorado. The assets, which were acquired through a newly formed wholly owned subsidiary of the Company, Boulder Natural Foods, Inc., an Arizona corporation, included the Boulder Potato Company(TM) and Boulder Chips(TM) brands, other intangible assets, receivables, inventories and specified liabilities. In consideration for these assets and liabilities, the Company paid a total purchase price of $2,637,000, consisting of: (i) the issuance of 725,252 unregistered shares of Common Stock with a fair value at the time of $1,235,000, (ii) a cash payment of $301,000, (iii) the issuance of a note to the seller in the amount of $830,000 which bears interest at 6.4%, is secured by the Boulder assets acquired, and requires monthly principal and interest payments of approximately $37,000 until maturity on June 15, 2002, and
(iv) the assumption by the Company of $271,000 in liabilities, including a note to the seller in the amount of $130,000 which bears interest at 6.0% and requires monthly principal and interest payments of approximately $6,000 until maturity on June 15, 2002. The initial $301,000 cash payment was subsequently financed with the U.S. Bank Term Loan D (see Note 6). In addition, the Company may be required to issue additional unregistered shares of Common Stock to the seller on each of the first, second and third anniversaries of the closing of the acquisition. Any such issuances will be dependent upon, and will be calculated based upon, increases in sales of Boulder Potato Company(TM) products as compared to previous periods. In fiscal 2001, the Company was required to

                      POORE BROTHERS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

2. ACQUISITIONS: (CONTINUED)

issue 57,898 shares pursuant to this provision. The acquisition was accounted for using the purchase method of accounting in accordance with APB Opinion No.
16. Accordingly, only the results of operations subsequent to the acquisition date have been included in the Company's results. In connection with the acquisition, the Company has recorded trademarks of $1,000,000 and goodwill of $1,690,539, which are being amortized on a straight-line basis over 15 and 20 year periods, respectively. Boulder had sales of approximately $0.9 million for the five months ended May 31, 2000.

     On October 7, 1999, the Company acquired all of the membership interests of Wabash from Pate Foods Corporation in exchange for (i) 4,400,000 unregistered shares of Common Stock with a fair value at the time of $4,400,000, (ii) a warrant to purchase 400,000 unregistered shares of Common Stock at an exercise price of $1.00 per share with a fair value at the time of $290,000, and (iii) the assumption of $8,073,000 in liabilities, or a total purchase price of $12,763,000. The warrant has a five-year term and became exercisable upon issuance. As a result, the Company acquired all the assets of Wabash, including the Tato Skins(R), O'Boisies(R), and Pizzarias(R) trademarks. The acquisition was accounted for using the purchase method of accounting in accordance with APB Opinion No. 16. Accordingly, only the results of operations subsequent to the acquisition date have been included in the Company's results. In connection with the acquisition, the Company recorded goodwill of $1,327,227, which is being amortized on a straight-line basis over a 20-year period.

     On November 5, 1998, the Company acquired the business and certain assets of Tejas, a Texas-based potato chip manufacturer. The assets, which were acquired through a newly formed wholly owned subsidiary of the Company, Tejas PB Distributing, Inc., included the Bob's Texas Style(R) potato chips trademark, inventories and certain capital equipment. In exchange for these assets, the Company issued 523,077 unregistered shares of Common Stock with a fair value of $450,000 and paid $1.25 million in cash, or a total purchase price of $1.7 million. The Company utilized available cash as well as funds available pursuant to the Wells Fargo Line of Credit Agreement to satisfy the cash portion of the consideration. Tejas had sales of approximately $2.8 million for the nine months ended September 30, 1998. In connection with the acquisition, the Company transferred production of the Bob's Texas Style(R) brand potato chips to its Arizona facility. The acquisition was accounted for using the purchase method of accounting in accordance with APB Opinion No. 16. Accordingly, only the results of operations subsequent to the acquisition date have been included in the Company's results. In connection with the acquisition, the Company recorded goodwill of $126,702, which is being amortized on a straight-line basis over a 20-year period. In 2001, the Company cancelled and retired 28,000 shares of Common Stock issued in connection with the Tejas acquisition. The cancellation was made pursuant to the terms of the escrow agreement in settlement of post acquisition liabilities.

3. CONCENTRATIONS OF CREDIT RISK:

     The Company's cash is placed with major banks. The Company, in the normal course of business, maintains balances in excess of Federal insurance limits.

     Financial instruments subject to credit risk consist primarily of trade accounts receivable. In the normal course of business, the Company extends unsecured credit to its customers. In 2001 and 2000, substantially all of the Company's customers were distributors or retailers whose sales were concentrated in the grocery industry, throughout the United States. The Company investigates a customer's credit worthiness before extending credit. At December 31, 2001, one customer accounted for approximately 21% of accounts receivable in the accompanying Consolidated Balance Sheets. The Company acquires trade accounts receivable of Arizona-based retailers from its distributors in settlement of their obligations to the Company.

                      POORE BROTHERS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

4. INVENTORIES:

     Inventories consisted of the following:
                                                      DECEMBER 31,
                                             ------------------------------
                                                2001                2000
                                             ----------          ----------
     Finished goods ...............          $  588,376          $  468,007
     Raw materials ................           1,299,496           1,314,544
                                             ----------          ----------
                                             $1,887,872          $1,782,551
                                             ==========          ==========

5. PROPERTY AND EQUIPMENT:

     Property and equipment consisted of the following:

                                                                 DECEMBER 31,
                                                        ------------------------------
                                                            2001              2000
                                                        ------------      ------------
     Buildings and improvements ...................     $  5,137,005      $  3,462,912
     Equipment ....................................       11,085,794        10,731,075
     Land .........................................          272,006           272,006
     Vehicles .....................................           40,178            35,116
     Furniture and office equipment ...............        1,109,325           649,731
                                                        ------------      ------------
                                                          17,644,308        15,150,840
     Less accumulated depreciation and amortization       (3,914,035)       (2,844,599)
                                                        ------------      ------------
                                                        $ 13,730,273      $ 12,306,241
                                                        ============      ============

     Depreciation expense was $1,237,260 and $1,089,004 in 2001 and 2000, respectively.

     Included in equipment are assets held under capital leases with an original cost of $1,193,110 at December 31, 2001 and 2000, and accumulated amortization of $993,106 and $796,749 at December 31, 2001 and 2000, respectively.

     On October 28, 2000, the Company experienced a fire at the Goodyear, Arizona manufacturing plant, causing a temporary shutdown of manufacturing operations at the facility. There was extensive damage to the roof and equipment utilities in the potato chip processing area. Third party manufacturers agreed to provide the Company with production volume to assist the Company in meeting anticipated customers' needs during the shutdown. The Company continued to season and package the bulk product received from third party manufacturers. In fiscal 2000, the Company identified and recorded approximately $1.4 million of incremental expenses incurred as a result of the fire, primarily associated with outsourcing production. These extra expenses were charged to "cost of revenues" and offset by a $1.4 million credit representing estimated future insurance proceeds. As of December 31, 2000, the Company had been advanced $0.5 million of the $1.4 million by its insurance company as partial reimbursement with the balance due reflected in accounts receivable in the accompanying Consolidated Balance Sheets.

     The Company resumed full production of private label potato chips in early January of 2001 and resumed full production of batch-fried potato chips in late March of 2001. During fiscal 2001, the Company recorded approximately $1.4 million of incremental expenses incurred as a result of the fire, primarily associated with outsourcing production. These extra expenses were charged to "cost of revenues" and offset by a $1.4 million credit representing insurance proceeds. The Company also incurred approximately $2.3 million in building and equipment reconstruction costs in connection with the fire. During fiscal 2001, the Company was advanced a total of $3.2 million by the insurance company. "Fire related income, net" on the accompanying Consolidated Statement of Operations for fiscal 2001 includes (i) a gain of $167,000, representing the excess of insurance proceeds over the book value for the building and equipment of $533,000 damaged by the fire, and (ii) expenses not reimbursed by the insurance company of approximately $163,000. The Company does not have any receivables from the insurance company reflected in the accompanying Consolidated Balance Sheets as of December 31, 2001.

     In the event that facts and circumstances indicate that the cost of the property and equipment may be impaired, an evaluation of recoverability would be performed. This evaluation would include the comparison of the future estimated undiscounted cash flows associated with the assets to the carrying amount of these assets to determine if a writedown is required. There have been no impairments realized at either December 31, 2001 or 2000.

                      POORE BROTHERS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

6.   LONG-TERM DEBT:

     Long-term debt consisted of the following:

                                                                                                DECEMBER 31,
                                                                                        ----------------------------
                                                                                            2001            2000
                                                                                        ------------    ------------
     Convertible Debentures due in monthly installments through July 1, 2002;
       interest at 9%; collateralized by land, buildings, equipment and
       intangibles ..................................................................   $    427,656    $    481,115

     Working capital line of credit due October 31, 2003; interest at prime rate plus 1% (5.75% at December 31, 2001); collateralized by accounts
       receivable, inventories, equipment and general intangibles ...................      3,438,269       1,907,859

     Term loan due in monthly installments through July 1, 2006; interest at prime rate (4.75% at December 31, 2001); collateralized by accounts receivable,
       inventories, equipment and general intangibles ...............................      4,089,743       4,982,051

     Term loan paid in 2001 .........................................................             --          87,500

     Mortgage loan due in monthly installments through July 2012; interest at
       9.03%; collateralized by land and building ...................................      1,882,282       1,912,705

     Term loan due in monthly installments through June 30, 2002; interest at prime plus 2% (6.75% at December 31, 2001); collateralized by accounts
       receivable, inventories, equipment and general intangibles ...................        128,751         386,250

     Term loan due in monthly installments through June 15, 2002; interest at
       6.4%; collateralized by certain assets of Boulder ............................        217,499         632,214

     Term loan due in monthly installments through June 15, 2002; interest at 6% ....         33,968          98,928

     Term loan due in monthly installments through August 31, 2002; interest at prime plus 2% (6.75% at December 31, 2001); collateralized by accounts
       receivable, inventory, equipment and intangibles .............................         87,500         237,500

     Capital lease obligations due in monthly installments through 2002; interest
       rates ranging from 8.2% to 11.3%; collateralized by equipment ................        457,629         614,357

     Term loan due in monthly installments through October 31, 2003; interest at prime plus 1% (5.75% at December 31, 2001); collateralized by
       equipment ....................................................................        241,430              --
                                                                                        ------------    ------------
                                                                                          11,004,727      11,340,479
     Less current portion ...........................................................     (2,343,472)     (2,315,391)
                                                                                        ------------    ------------
                                                                                        $  8,661,255    $  9,025,088
                                                                                        ============    ============

     Annual maturities of long-term debt at December 31, 2001 are as follows:

     YEAR
     ----
     2002..................................................   $  2,343,472
     2003..................................................      4,543,545
     2004..................................................        932,155
     2005..................................................        935,906
     2006..................................................        568,213
     Thereafter............................................      1,681,436
                                                              ------------
                                                              $ 11,004,727
                                                              ============

                      POORE BROTHERS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

6. LONG-TERM DEBT: (CONTINUED)

     The Company's Goodyear, Arizona manufacturing, distribution and headquarters facility is subject to a $1.9 million mortgage loan from Morgan Guaranty Trust Company of New York, bears interest at 9.03% per annum and is secured by the building and the land on which it is located. The loan matures on July 1, 2012; however monthly principal and interest installments of $18,425 are determined based on a twenty-year amortization period.

     The Company has entered into a variety of capital and operating leases for the acquisition of equipment and vehicles. The leases generally have three to seven year terms, bear interest at rates from 8.2% to 11.3%, require monthly payments and expire at various times through 2008 and are collateralized by the related equipment.

     At December 31, 2001, the Company had outstanding a 9% Convertible Debenture due July 1, 2002 in the principal amount of $427,656 held by Wells Fargo Small Business Investment Company, Inc. ("Wells Fargo SBIC"). The 9% Convertible Debenture is secured by land, building, equipment and intangibles. Interest on the 9% Convertible Debenture is paid by the Company on a monthly basis. Monthly principal payments of approximately $5,000 are required to be made by the Company on the Wells Fargo SBIC 9% Convertible Debenture through June 2002 with the remaining balance due on July 1, 2002. In November 1999, Renaissance Capital converted 50% ($859,047) of its 9% Convertible Debenture holdings into 859,047 shares of Common Stock and agreed unconditionally to convert into Common Stock the remaining $859,047 not later than December 31, 2000. In December 2000, Renaissance Capital converted the remaining 859,047 shares of its 9% Convertible Debentures into Common Stock. For the period November 1, 1999 through December 31, 2000, Renaissance Capital agreed to waive all mandatory principal redemption payments and to accept 30,000 unregistered shares of the Company's Common Stock and a warrant to purchase 60,000 shares of common stock at $1.50 per share in lieu of cash interest payments. For the period November 1, 1998 through October 31, 1999, Renaissance Capital agreed to waive all mandatory principal redemption payments and to accept 183,263 unregistered shares of the Company's Common Stock in lieu of cash interest payments. The holders of the 9% Convertible Debentures previously granted the Company a waiver for noncompliance with a financial ratio effective through June 30, 1999. As consideration for the granting of such waiver in February 1998, the Company issued warrants to Renaissance Capital and Wells Fargo SBIC representing the right to purchase 25,000 and 7,143 shares of the Company's Common Stock, respectively, at an exercise price of $1.00 per share. Each warrant became exercisable upon issuance and expires on July 1, 2002. As a result of an event of default, the holders of the 9% Convertible Debentures have the right, upon written notice and after a thirty-day period during which such default may be cured, to demand immediate payment of the then unpaid principal and accrued but unpaid interest under the Convertible Debentures. The Company is currently in compliance with all the financial ratios, including a minimum working capital, a minimum shareholders' equity and a minimum current ratio at the end of any fiscal quarter. Management believes that the achievement of the Company's plans and objectives will enable the Company to attain a sufficient level of profitability to remain in compliance with the financial ratios. There can be no assurance, however, that the Company will attain any such profitability and remain in compliance with the financial ratios.

    On October 7, 1999, the Company signed a new $9.15 million Credit Agreement with U.S. Bancorp (the "U.S. Bancorp Credit Agreement") consisting of a $3.0 million working capital line of credit (the "U.S. Bancorp Line of Credit"), a $5.8 million term loan (the "U.S. Bancorp Term Loan A") and a $350,000 term loan (the "U.S. Bancorp Term Loan B"). Borrowings under the U.S. Bancorp Credit Agreement were used to pay off indebtedness under the Company's previously existing Wells Fargo Credit Agreement, to refinance indebtedness assumed by the Company in connection with the Wabash Foods acquisition, and for future general working capital needs. The U.S. Bancorp Line of Credit bears interest at an annual rate of prime plus 1%. The U.S. Bancorp Term Loan A bears interest at an annual rate of prime and requires monthly principal payments of approximately $74,000 commencing February 1, 2000, plus interest, until maturity on July 1, 2006. The U.S. Bancorp Term Loan B had an annual interest rate of prime plus
2.5%, required monthly principal payments of approximately $29,000, plus interest, and matured in March 2001. Pursuant to the terms of the U.S. Bancorp Credit Agreement, the Company issued to U.S. Bancorp a warrant (the "U.S. Bancorp Warrant") to purchase 50,000 shares of Common Stock for an exercise price of $1.00 per share. The U.S. Bancorp Warrant is exercisable until its termination on October 7, 2004 and provides the holder thereof certain piggyback registration rights.

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

     In April 2001, the U.S. Bancorp Credit Agreement was amended to increase the U.S. Bancorp Line of Credit from $3.0 million to $5.0 million, establish a $0.5 million capital expenditure line of credit (the "CapEx Term Loan"), extend the U.S. Bancorp Line of Credit maturity date from October 2002 to October 31, 2003, and modify certain financial covenants. The Company borrowed $241,430 under the CapEx Term Loan in December 2001. The CapEx Term Loan bears interest at an annual rate of prime plus 1% and requires monthly principal payments of approximately $10,000, plus interest, until maturity on October 31, 2003 when the balance is due.

     The U.S. Bancorp Credit Agreement is secured by accounts receivable, inventories, equipment and general intangibles. Borrowings under the line of credit are limited to 80% of eligible receivables and up to 60% of eligible inventories. At December 31, 2001, the Company had a borrowing base of $4,297,000 under the U.S. Bancorp Line of Credit. The U.S. Bancorp Credit Agreement requires the Company to be in compliance with certain financial performance criteria, including a minimum cash flow coverage ratio, a minimum debt service coverage ratio, minimum annual operating results, a minimum tangible capital base and a minimum fixed charge coverage ratio. At December 31, 2001, the Company was in compliance with all of the financial covenants. Management believes that the fulfillment of the Company's plans and objectives will enable the Company to attain a sufficient level of profitability to remain in compliance with these financial covenants. There can be no assurance, however, that the Company will attain any such profitability and remain in compliance. Any acceleration under the U.S. Bancorp Credit Agreement prior to the scheduled maturity of the U.S. Bancorp Line of Credit or the U.S. Bancorp Term Loans could have a material adverse effect upon the Company.

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

7. COMMITMENTS AND CONTINGENCIES:

     Rental expense under operating leases was $506,900 and $309,000 for each of fiscal 2001 and 2000, respectively. Minimum future rental commitments under non-cancelable leases as of December 31, 2001 are as follows:

                                           CAPITAL       OPERATING
     YEAR                                  LEASES         LEASES         TOTAL
                                         ----------     ----------    ----------
     2002 ............................   $  437,418     $  940,398    $1,377,816
     2003 ............................       46,484        932,135       978,619
     2004 ............................           --        903,565       903,565
     2005 ............................           --        879,848       879,848
     2006 ............................           --        862,156       862,156
     Thereafter ......................           --      3,906,596     3,906,596
                                         ----------     ----------    ----------
     Total ...........................      483,902     $8,424,698    $8,908,600
                                                        ==========    ==========
     Less amount representing interest      (26,273)
                                         ----------
     Present value ...................   $  457,629
                                         ==========

                      POORE BROTHERS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


8. SHAREHOLDERS' EQUITY:

COMMON STOCK

     In November 1999, Renaissance Capital converted 50% ($859,047) of its 9% Convertible Debenture (see Note 6) holdings into 859,047 shares of Common Stock and agreed unconditionally to convert into Common Stock the remaining $859,047 not later than December 31, 2000. In December 2000, Renaissance Capital converted the remaining 859,047 shares of its 9% Convertible Debentures into Common Stock. The Company's outstanding 9% Convertible Debentures are convertible into 427,656 shares of Common Stock at a conversion price of $1.00 per share, subject to anti-dilution adjustments. Certain additional shares of Common Stock have been issued in connection with financings (see Note 6).

     In fiscal years 2000, 1999, and 1998, the Company issued 725,252, 4,400,000, and 523,077 unregistered shares of Common Stock in connection with the acquisitions of Boulder, Wabash, and Tejas, respectively (see Note 2). In fiscal 2001, the Company issued an additional 57,898 shares in connection with the Boulder acquisition and cancelled 28,000 shares in connection with the Tejas acquisition (see Note 2).

     On December 27, 2001, the Company completed the sale of 586,855 shares of Common Stock at an offering price of $2.13 per share to BFS US Special Opportunities Trust PLC, a fund managed by Renaissance Capital Group, Inc., in a private placement transaction. The net proceeds of the transaction were utilized by the Company to reduce the Company's outstanding indebtedness. Pursuant to the Share Purchase Agreement dated December 27, 2001, by and between the Company and the investor, the Company has agreed to file a registration statement with the Securities and Exchange Commission covering the resale of the newly issued shares of Common Stock. The registration statement is required to be filed no later than 120 days after the closing date and is required to be declared effective within 90 days after the filing date.

PREFERRED STOCK

     The Company has authorized 50,000 shares of $100 par value Preferred Stock, none of which was outstanding at December 31, 2001 and 2000. The Company may issue such shares of Preferred Stock in the future without shareholder approval.

WARRANTS

     During 2000 and 2001 warrant activity was as follows:

                                                                  WEIGHTED
                                                 WARRANTS         AVERAGE
                                               OUTSTANDING     EXERCISE PRICE
                                               -----------     --------------
     Balance, December 31, 1999 .........       1,413,298          $1.62
       Issued ...........................          85,000           1.09
                                               ----------
     Balance, December 31, 2000 .........       1,498,298           1.59
       Issued ...........................          10,000           3.62
       Cancelled ........................        (225,000)          4.38
                                               ----------
     Balance, December 31, 2001 .........       1,283,298           1.11
                                               ==========

     At December 31, 2001, outstanding warrants had exercise prices ranging from $0.88 to $3.62 and a weighted average remaining term of 2.6 years. Warrants that were exercisable at December 31, 2001 totaled 1,135,221 with a weighted average exercise price per share of $1.14.

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

STOCK OPTIONS

     The Company's 1995 Stock Option Plan (the "Plan"), as amended in May 2001, provides for the issuance of options to purchase 2,500,000 shares of Common Stock. The options granted pursuant to the Plan expire over a five-year period and generally vest over three years. In addition to options granted under the Plan, the Company also issued non-qualified options to purchase Common Stock to certain Directors and officers which were exercisable on issuance and expire either five or ten years from date of grant. All options are issued at an exercise price of fair market value and are noncompensatory. Fair market value is determined based on the price of sales of Common Stock occurring at or near the time of the option award. At December 31, 2001, outstanding options had exercise prices ranging from $.59 to $3.63 per share.

    During 2000 and 2001, stock option activity was as follows:

                                           PLAN OPTIONS                    NON-PLAN OPTIONS
                                  -----------------------------     -------------------------------
                                    OPTIONS    WEIGHTED AVERAGE       OPTIONS      WEIGHTED AVERAGE
                                  OUTSTANDING   EXERCISE PRICE      OUTSTANDING     EXERCISE PRICE
                                  -----------   --------------      -----------     --------------
     Balance, December 31, 1999    1,483,650         $1.54             720,000          $1.17
          Granted .............      336,000          2.13           1,050,000           1.64
          Canceled ............      (91,666)         1.84                  --             --
          Exercised ...........      (28,334)         1.41            (125,000)          1.08
                                   ---------                         ---------
     Balance, December 31, 2000    1,699,650          1.64           1,645,000           1.48
          Granted .............      480,000          3.03              50,000           3.02
          Canceled ............     (143,333)         1.63                  --             --
          Exercised ...........      (26,000)         1.71             (50,000)          1.08
                                   ---------                         ---------
     Balance, December 31, 2001    2,010,317          1.97           1,645,000           1.54
                                   =========                         =========

     At December 31, 2001, outstanding Plan options had exercise prices ranging from $0.59 to $3.63 and a weighted average remaining term of 2.7 years. Plan options that were exercisable at December 31, 2001 totaled 1,299,982 with a weighted average exercise price per share of $1.56. Outstanding Non-Plan options had exercise prices ranging from $1.18 to $3.50 and a weighted average remaining term of 3.4 years. Non-Plan options that were exercisable at December 31, 2001 totaled 1,044,999 with a weighted average exercise price per share of $1.39.

     In October 1995, the FASB issued SFAS No. 123, "ACCOUNTING FOR STOCK-BASED COMPENSATION", which defines a fair value based method of accounting for employee stock options or similar equity instruments. However, it also allows an entity to continue to account for these plans according to APB No. 25 "ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES", provided pro forma disclosures of net income and earnings per share are made as if the fair value based method of accounting defined by SFAS No. 123 had been applied. The Company has elected to continue to measure compensation expense related to employee (including Directors) stock purchase options using APB No. 25.

     Had compensation cost for the Company's stock options been determined based on the fair value at the date of grant for awards in 1995 through 2001 consistent with the provisions of SFAS No. 123, the Company's net income and net income per share would have been changed to the pro forma amounts indicated below:

                      POORE BROTHERS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


8. SHAREHOLDERS' EQUITY: (CONTINUED)

                                                       YEARS ENDED DECEMBER 31,
                                                       -----------------------
                                                          2001          2000
                                                       ----------     --------
     Net income - as reported .......................  $1,045,264     $729,791
     Net income - pro forma .........................     194,963       28,491
     Basic earnings per common share - as reported...        0.07         0.05
     Basic earnings per common share - pro forma.....        0.01         0.00

    The fair value of options granted prior to the Company's initial public offering were computed using the minimum value calculation method. For all other options, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: dividend yield of 0%; expected volatility of 58% and 110%; risk-free interest rate of 3.4% and 6.1%; and expected lives of 3 years for 2001 and 2000, respectively. Under this method, the weighted average fair value of the options granted was $1.59 and $1.23 per share in 2001 and 2000, respectively.

9. INCOME TAXES:

     The Company accounts for income taxes using a balance sheet approach whereby deferred tax assets and liabilities are determined based on the differences in financial reporting and income tax basis of assets and liabilities. The differences are measured using the income tax rate in effect during the year of measurement.

     There was no current or deferred benefit for income taxes for the years ended December 31, 2001 and 2000. The following table provides a reconciliation between the amount determined by applying the statutory federal income tax rate to the pretax loss and benefit for income taxes:

                                                   YEARS ENDED DECEMBER 31,
                                                   ------------------------
                                                     2001           2000
                                                   ---------      ---------
     Provision at statutory rate ................  $ 370,010      $ 261,049
     State income tax, net ......................     56,742         38,390
     Nondeductible expenses .....................     18,722         15,600
     Net operating loss utilized and benefited...   (402,473)      (277,039)
                                                   ---------      ---------
                                                   $  43,000      $  38,000
                                                   =========      =========

     The income tax effects of loss carryforwards and temporary differences between financial and income tax reporting that give rise to the deferred income tax assets and liabilities are as follows:

                                                  YEARS ENDED DECEMBER 31,
                                                ----------------------------
                                                    2001             2000
                                                -----------      -----------
     Net operating loss carryforward .........  $ 1,855,000      $ 1,880,000
     Bad debt expense ........................       86,000           96,000
     Accrued liabilities .....................       73,000          118,000
     Other ...................................      254,000           33,000
                                                -----------      -----------
                                                  2,268,000        2,127,000
     Depreciation and amortization ...........     (865,000)        (421,000)
     Deferred tax asset valuation allowance...   (1,403,000)      (1,706,000)
                                                -----------      -----------
          Net deferred tax assets ............  $        --      $        --
                                                ===========      ===========

                      POORE BROTHERS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


9. INCOME TAXES: (CONTINUED)

     In assessing the realizability of its deferred tax assets, the Company considers whether it is more likely than not some or all of such assets will be realized. As a result of historical operating losses, the Company has fully reserved its net deferred tax assets as of December 31, 2001 and 2000.

     At December 31, 2001, the Company had a net operating loss carryforward ("NOLC") for federal income tax purposes of approximately $4.7 million. The use of the NOLC in future periods may be limited based on IRS rules. The Company's NOLC will begin to expire in varying amounts between 2010 and 2018.

10. BUSINESS SEGMENTS AND SIGNIFICANT CUSTOMERS:

     For the year ended December 31, 2001, one national warehouse club customer and one national vending distributor of the Company accounted for $9,353,000 or 16% and $6,886,000 or 12%, respectively, of the Company's consolidated net revenues. For the year ended December 31, 2000, one Arizona grocery chain customer accounted for $4,673,000, or 11%, and one national vending distributor customer accounted for $6,376,000, or 15%, or the Company's consolidated net revenues.

     The Company's operations consist of two segments: manufactured products and distributed products. The manufactured products segment produces potato chips, potato crisps, and tortilla chips for sale primarily to snack food distributors and retailers. The distributed products segment sells snack food products manufactured by other companies to the Company's Arizona snack food distributors. The Company's reportable segments offer different products and services. All of the Company's revenues are attributable to external customers in the United States and all of its assets are located in the United States. The Company does not allocate assets based on its reportable segments.

     The accounting policies of the segments are the same as those described in the Summary of Significant Accounting Policies (Note 1). The Company does not allocate selling, general and administrative expenses, income taxes or unusual items to segments and has no significant non-cash items other than depreciation and amortization.

                                                  MANUFACTURED     DISTRIBUTED
                                                    PRODUCTS        PRODUCTS       CONSOLIDATED
                                                    --------        --------       ------------
     2001
     ----
     Revenues from external customers ........     $52,877,739     $ 4,788,149     $57,665,888
     Depreciation and amortization included in
          segment gross profit ...............         859,776              --         859,776
     Segment gross profit ....................      14,472,941         234,125      14,707,066

     2000
     ----
     Revenues from external customers ........     $36,543,102     $ 5,199,905     $41,743,007
     Depreciation and amortization included in
          segment gross profit ...............         953,010              --         953,010
     Segment gross profit ....................      10,193,148         198,918      10,392,066

                      POORE BROTHERS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


10.  BUSINESS SEGMENTS AND SIGNIFICANT CUSTOMERS:  (CONTINUED)

The following table reconciles reportable segment gross profit to the Company's consolidated income before income tax provision:

                                                           2001          2000
                                                       -----------   -----------
     Segment gross profit ..........................   $14,707,066   $10,392,066
     Unallocated amounts:
        Selling, general and administrative expenses    12,577,699     8,446,808
        Fire related income, net ...................         4,014            --
        Interest expense, net ......................     1,045,117     1,177,467
                                                       -----------   -----------
     Income before income tax provision ............   $ 1,088,264   $   767,791
                                                       ===========   ===========

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

23.1 -- Consent of Arthur Andersen LLP.

99.1 -- Registrant's Letter Regarding Arthur Andersen LLP.