Form 10-Q
period 2002-03-30
POORE BROTHERS INC
filed 2002-05-02
CIK 944508

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the quarterly period ended March 30, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the transition period from _______ to _______


                         Commission File Number 1-14556


                              POORE BROTHERS, INC.
             (Exact Name of Registrant as Specified in its Charter)


           DELAWARE                                               86-0786101
(State or Other Jurisdiction of                               (I.R.S. Employer
 Incorporation or Organization)                              Identification No.)


3500 S. LA COMETA DRIVE, GOODYEAR, ARIZONA                          85338
 (Address of Principal Executive Offices)                         (Zip Code)


       Registrant's Telephone Number, Including Area Code: (623) 932-6200


             FORMER FISCAL YEAR END: TWELVE MONTHS ENDED DECEMBER 31
Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report

Indicate by check whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 15,694,185 as of March 30, 2002.

                                TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         Consolidated balance sheets as of March 30, 2002 and
          December 31, 2001.................................................   3
         Consolidated statements of operations for the quarter ended
          March 30, 2002 and March 31, 2001.................................   4
         Consolidated statements of cash flows for the quarter ended
          March 30, 2002 and March 31, 2001.................................   5
         Notes to consolidated financial statements.........................   6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS .........................................  13

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK ........  16

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS..................................................  18

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS..........................  18

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES....................................  18

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................  18

ITEM 5.  OTHER INFORMATION..................................................  18

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K...................................  18

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                      POORE BROTHERS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                     MARCH 30,     DECEMBER 31,
                                                                                       2002            2001
                                                                                   ------------    ------------
                                                                                   (unaudited)
                                     ASSETS
Current assets:
   Cash ........................................................................   $     95,041    $    894,198
   Accounts receivable, net of allowance of $159,000 in 2002
       and $219,000 in 2001 ....................................................      4,771,057       4,982,793
   Inventories .................................................................      2,329,955       1,887,872
   Other current assets ........................................................        527,520         430,914
                                                                                   ------------    ------------
     Total current assets ......................................................      7,723,573       8,195,777

Property and equipment, net ....................................................     13,484,567      13,730,273
Intangible assets, net .........................................................      9,561,933       9,561,933
Other assets ...................................................................        191,029         200,077
                                                                                   ------------    ------------

Total assets ...................................................................   $ 30,961,102    $ 31,688,060
                                                                                   ============    ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable ............................................................   $  2,667,621    $  2,430,857
   Accrued liabilities .........................................................      1,795,388       1,406,845
   Current portion of long-term debt ...........................................      2,018,088       2,343,472
                                                                                   ------------    ------------
      Total current liabilities ................................................      6,481,097       6,181,171

Long-term debt, net of current portion .........................................      7,244,349       8,661,255
                                                                                   ------------    ------------
     Total liabilities .........................................................     13,725,446      14,842,429
                                                                                   ------------    ------------

Commitments and contingencies

Shareholders' equity:
    Preferred stock, $100 par value; 50,000 shares authorized; no shares
        issued or outstanding at March 30, 2002 and December 31, 2001 ..........             --              --
    Common stock, $.01 par value; 50,000,000 shares authorized; 15,694,185 and 15,687,518 shares issued and outstanding at March 30, 2002 and
        December 31, 2001, respectively ........................................        156,942         156,875
   Additional paid-in capital ..................................................     21,185,420      21,175,485
   Accumulated deficit .........................................................     (4,106,706)     (4,486,729)
                                                                                   ------------    ------------
     Total shareholders' equity ................................................     17,235,656      16,845,631
                                                                                   ------------    ------------

Total liabilities and shareholders' equity .....................................   $ 30,961,102    $ 31,688,060
                                                                                   ============    ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      POORE BROTHERS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                          QUARTER ENDED
                                                   ----------------------------
                                                     MARCH 30,       MARCH 31,
                                                       2002            2001
                                                   ------------    ------------
                                                    (unaudited)     (unaudited)

Net revenues ..................................    $ 14,277,520    $ 13,266,884

Cost of revenues ..............................      11,760,688      10,394,415
                                                   ------------    ------------

     Gross profit .............................       2,516,832       2,872,469

Selling, general and administrative expenses ..       1,964,924       2,204,134
                                                   ------------    ------------

     Operating income .........................         551,908         668,335

Other income, net .............................              --          12,612
Interest expense, net .........................        (153,884)       (296,205)
                                                   ------------    ------------
   Income before income tax provision .........         398,024         384,742

Income tax provision ..........................         (18,000)        (16,000)
                                                   ------------    ------------

   Net income .................................    $    380,024    $    368,742
                                                   ============    ============
Earnings per common share:
   Basic ......................................    $       0.02    $       0.02
                                                   ============    ============
   Diluted ....................................    $       0.02    $       0.02
                                                   ============    ============
Weighted average number of common shares:
    Basic .....................................      15,692,387      14,999,765
                                                   ============    ============
    Diluted ...................................      17,439,210      16,965,390
                                                   ============    ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      POORE BROTHERS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                      QUARTER ENDED
                                                                                --------------------------
                                                                                 MARCH 30,      MARCH 31,
                                                                                    2002           2001
                                                                                -----------    -----------
                                                                                (unaudited)    (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income ..............................................................    $   380,024    $   368,742
   Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation ..........................................................        348,128        276,071
     Amortization ..........................................................          9,048        174,506
     Valuation reserves ....................................................        (15,897)       152,066
     Other non-cash charges ................................................         68,358         37,654
     Gain on disposition of equipment ......................................         (2,550)      (167,450)
   Change in operating assets and liabilities:
     Accounts receivable ...................................................        271,982     (2,696,555)
     Inventories ...........................................................       (486,432)      (887,728)
     Other assets and liabilities ..........................................       (164,964)       (58,868)
     Accounts payable and accrued liabilities ..............................        625,307      3,207,438
                                                                                -----------    -----------
           Net cash provided by operating activities .......................      1,033,004        405,876
                                                                                -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property and equipment .....................................       (102,422)    (1,835,302)
    Proceeds from disposition of property and equipment ....................          2,550        700,000
                                                                                -----------    -----------
           Net cash used in investing activities ...........................        (99,872)    (1,135,302)
                                                                                -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuance of common stock .................................         10,001         15,000
    Payments made on long-term debt ........................................       (633,167)      (640,234)
    Net increase (decrease) in working capital line of credit ..............     (1,109,123)     1,191,082
                                                                                -----------    -----------
           Net cash (used in) provided by financing activities .............     (1,732,289)       565,848
                                                                                -----------    -----------
Net decrease in cash .......................................................       (799,157)      (163,578)
Cash at beginning of period ................................................        894,198        327,553
                                                                                -----------    -----------
Cash at end of period ......................................................    $    95,041    $   163,975
                                                                                ===========    ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the period for interest ................................    $   167,267    $   285,768

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

     The Company is engaged in the development, production, marketing and distribution of innovative salty snack food products that are sold primarily through grocery retailers, club stores and vend distributors across the United States. The Company (i) manufactures and sells its own brands of salty snack food products, including Poore Brothers(R), Bob's Texas Style(R), and Boulder Potato Company(TM) brand batch-fried potato chips, Tato Skins(R) brand potato snacks and Pizzarias(R) brand pizza chips, (ii) manufactures and sells T.G.I. Friday's(TM) brand salted snacks under license from TGI Friday's Inc., (iii) manufactures private label potato chips for grocery retailers in the southwest, and (iv) distributes snack food products that are manufactured by others.

     On October 28, 2000 the Company experienced a fire at the Goodyear, Arizona manufacturing plant, causing a temporary shutdown of manufacturing operations at the facility. There was extensive damage to the roof and equipment utilities in the potato chip processing area. Third party manufacturers agreed to provide the Company with production volume to assist the Company in meeting anticipated customers' needs during the shutdown. The Company continued to season and package the bulk product received from third party manufacturers.

     The Company resumed full production of private label potato chips in early January of 2001 and resumed full production of batch-fried potato chips in late March of 2001. During the quarter ended March 31, 2001, the Company recorded approximately $1.4 million of incremental expenses incurred as a result of the fire, primarily associated with outsourcing production. These extra expenses were charged to "cost of revenues" and offset by a $1.4 million credit representing estimated future insurance proceeds. The Company also incurred approximately $1.7 million in building and equipment reconstruction costs in connection with the fire and the Company was advanced a total of $1.7 million by the insurance company. "Other income, net" on the accompanying Consolidated Statement of Operations for the quarter ended March 31, 2001 includes (i) a gain of $167,000, representing the excess of insurance proceeds over the book value of the building and equipment of $533,000 damaged by the fire, and (ii) expenses not reimbursed by the insurance company of approximately $154,000.

                      POORE BROTHERS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of Poore Brothers, Inc. and all of its wholly owned subsidiaries. All significant intercompany amounts and transactions have been eliminated. The financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all the information and footnotes required by accounting principles generally accepted in the United States. In the opinion of management, the consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary in order to make the consolidated financial statements not misleading. A description of the Company's accounting policies and other financial information is included in the audited financial statements filed with the Form 10-KSB for the fiscal year ended December 31, 2001. The results of operations for the quarter ended March 30, 2002 are not necessarily indicative of the results expected for the full year.

     Effective January 1, 2002, the Company changed the fiscal year from the twelve calendar months ending on December 31 each year to the 52 week period ending on the last Saturday occurring in the month of December of each calendar year. Accordingly, the fiscal year of the Company immediately following the fiscal year ending December 31, 2001 commenced January 1, 2002 and will end December 28, 2002.

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

                                                             QUARTER ENDED
                                                       -------------------------
                                                        MARCH 30,     MARCH 31,
                                                          2002          2001
                                                       -----------   -----------
BASIC EARNINGS PER SHARE:
   Net income                                          $   380,024   $   368,742
                                                       ===========   ===========

   Weighted average number of common shares             15,692,387    14,999,765
                                                       ===========   ===========

   Earnings per common share                           $      0.02   $      0.02
                                                       ===========   ===========
DILUTED EARNINGS PER SHARE:
    Net income                                         $   380,024   $   368,742
                                                       ===========   ===========

   Weighted average number of common shares             15,692,387    14,999,765
    Incremental shares from assumed conversions-
       Warrants                                            598,530       643,410
       Stock options                                     1,148,293     1,322,215
                                                       -----------   -----------
    Adjusted weighted average number of common shares   17,439,210    16,965,390
                                                       ===========   ===========

   Earnings per common share                           $      0.02   $      0.02
                                                       ===========   ===========

                      POORE BROTHERS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     ADOPTION OF SFAS NOS. 141 AND 142

     In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "BUSINESS COMBINATIONS," and SFAS No. 142, "GOODWILL AND OTHER INTANGIBLE ASSETS". SFAS No. 141 requires companies to apply the purchase method of accounting for all business combinations initiated after June 30, 2001 and prohibits the use of the pooling-of-interests method. SFAS No. 142 changes the method by which companies recognize intangible assets in purchase business combinations and generally requires identifiable intangible assets to be recognized separately from goodwill. In addition, it eliminates the amortization of all existing and newly acquired intangible assets with indefinite lives on a prospective basis and requires companies to assess goodwill for impairment, at least annually, based on the fair value of the reporting unit. The Company adopted SFAS No. 142 on January 1, 2002. The following table shows the pro forma impact of this adoption for the quarter ended March 30, 2002 and March 31, 2001.

                                                            QUARTER ENDED
                                                      -------------------------
                                                       MARCH 30,     MARCH 31,
                                                         2002          2001
                                                      -----------   -----------
     NET INCOME
     As reported                                      $   380,024   $   368,742
     Add back: Goodwill and trademark amortization              0       163,026
                                                      -----------   -----------
     New basis                                        $   380,024   $   531,768
                                                      ===========   ===========



     BASIC EARNINGS PER COMMON SHARE:
      As reported                                     $      0.02   $      0.02
      Add back: Goodwill and trademark amortization          0.00          0.01
                                                      -----------   -----------
      New basis                                       $      0.02   $      0.03
                                                      ===========   ===========



     DILUTED EARNINGS PER COMMON SHARE:
      As reported                                     $      0.02   $      0.02
      Add back: Goodwill and trademark amortization          0.00          0.01
                                                      -----------   -----------
      New basis                                       $      0.02   $      0.03
                                                      ===========   ===========

     ADOPTION OF EITF ISSUE NO. 01-09

     In 2001, the Emerging Issues Task Force (EITF) issued EITF Issue No. 01-09, "Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products" which codified and expanded its consensus opinions in EITF Issue No. 00-14, "Accounting for Certain Sales Incentives," and EITF Issue No. 00-25, "Accounting for Consideration from a Vendor to a Retailer in Connection with the Purchase or Promotion of the Vendor's Products." EITF Issue No. 01-09 also discusses aspects of EITF Issue No. 00-22, "Accounting for Points and Certain Other Time-Based Sales Incentive Offers, and Offers for Free Products or Services to be Delivered in the Future." EITF Issue No. 01-09 addresses the accounting for certain consideration given by a vendor to a customer and provides guidance on the recognition, measurement and income

                      POORE BROTHERS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

statement classification for sales incentives. In general, the guidance requires that consideration from a vendor to a retailer be recorded as a reduction in revenue unless certain criteria are met. The Company has adopted the provisions of EITF Issue No. 01-09 effective January 1, 2002 as required and as a result, costs previously classified as "Selling, general and administrative expenses" have been reclassified and reflected as reductions in "Net revenues." The Company has also reclassified amounts in prior periods in order to conform to the revised presentation of these costs.

                                                           QUARTER ENDED
                                                    ---------------------------
                                                     MARCH 30,      MARCH 31,
                                                        2002           2001
                                                    ------------   ------------
     NET REVENUES
     As originally reported                         $ 14,277,520   $ 14,159,187
     Amounts reclassified                                      0       (892,303)
                                                    ------------   ------------
     New Basis                                      $ 14,277,520   $ 13,266,884
                                                    ============   ============

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
     As originally reported                         $  1,964,924   $  3,096,438
     Amounts reclassified                                      0       (892,303)
                                                    ------------   ------------
     New Basis                                      $  1,964,924   $  2,204,135
                                                    ============   ============

2.   INVENTORIES

     Inventories consisted of the following:

                                                     MARCH 30,     DECEMBER 31,
                                                        2002           2001
                                                    ------------   ------------
     Finished goods..............................   $  1,166,129   $    588,376
     Raw materials...............................      1,163,826      1,299,496
                                                    ------------   ------------
                                                    $  2,329,955   $  1,887,872
                                                    ============   ============

3.   LONG-TERM DEBT

     At March 30, 2002, the Company had outstanding 9% Convertible Debentures due July 1, 2002 (the "9% Convertible Debentures") in the principal amount of $414,990 held by Wells Fargo Small Business Investment Company, Inc. ("Wells Fargo SBIC"). The 9% Convertible Debentures are secured by land, buildings, equipment and intangibles. Interest on the 9% Convertible Debentures is paid by the Company on a monthly basis. Monthly principal payments of approximately $4,000 are required to be made by the Company on the Wells Fargo SBIC 9% Convertible Debenture through June 2002 with the remaining balance due on July 1, 2002. As a result of an event of default (including the failure of the Company to comply with certain financial ratios), the holder of the 9% Convertible Debentures has the right, upon written notice and after a thirty-day period during which such default may be cured, to demand immediate payment of the then unpaid principal and accrued but unpaid interest under the 9% Convertible Debentures. The Company is currently in compliance with the required financial ratios.

     On October 7, 1999, the Company signed a $9.15 million Credit Agreement with U.S. Bancorp (the "U.S. Bancorp Credit Agreement") consisting of a $3.0 million working capital line of credit (the "U.S. Bancorp Line of Credit"), a $5.8 million term loan (the "U.S. Bancorp Term Loan A") and a $350,000 term loan

                      POORE BROTHERS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(the "U.S. Bancorp Term Loan B"). Borrowings under the U.S. Bancorp Credit Agreement were used to pay off a $2.5 million line of credit and a $0.5 million term loan previously obtained by the Company from Wells Fargo Business Credit, Inc. ("Wells Fargo"), to refinance indebtedness effectively assumed by the Company in connection with the acquisition of Wabash Foods in October 1999, and is being used for general working capital needs. The U.S. Bancorp Line of Credit bears interest at an annual rate of prime plus 1%. The U.S. Bancorp Term Loan A bears interest at an annual rate of prime and requires monthly principal payments of approximately $74,000, plus interest, until maturity in July 2006. The U.S. Bancorp Term Loan B had an annual interest rate of prime plus 2.5% and required monthly principal payments of approximately $29,000, plus interest, and matured in March 2001. Pursuant to the terms of the U.S. Bancorp Credit Agreement, the Company issued to U.S. Bancorp a warrant (the "U.S. Bancorp Warrant") to purchase 50,000 shares of Common Stock for an exercise price of $1.00 per share. The U.S. Bancorp warrant is exercisable until October 7, 2004, the date of termination of the U.S. Bancorp Warrant, and provides the holder thereof certain piggyback registration rights.

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

     The U.S. Bancorp Credit Agreement is secured by accounts receivable, inventories, equipment and general intangibles. Borrowings under the U.S. Bancorp Line of Credit are limited to 80% of eligible receivables and 60% of eligible inventories. At March 30, 2002, the Company had a borrowing base of approximately $4,067,000 under the U.S. Bancorp Line of Credit. The U.S. Bancorp Credit Agreement requires the Company to be in compliance with certain financial performance criteria, including a minimum cash flow coverage ratio, a minimum debt service coverage ratio, minimum annual operating results, a minimum tangible capital base and a minimum fixed charge coverage ratio. At March 30, 2002 the Company was in compliance with all of the financial covenants except for the minimum fixed charge ratio for which a waiver of noncompliance was received from U.S. Bancorp. Management believes that the fulfillment of the Company's plans and objectives will enable the Company to attain a sufficient level of profitability to regain compliance with the minimum fixed charge ratio and remain in compliance with the other financial performance criteria. There can be no assurance, however, that the Company will attain any such profitability and remain in compliance. Any acceleration under the U.S. Bancorp Credit Agreement prior to the scheduled maturity of the U.S. Bancorp Line of Credit or the U.S. Bancorp Term Loans could have a material adverse effect upon the Company.

     As of March 30, 2002, there was an outstanding balance of $2,329,000 on the U.S. Bancorp Line of Credit, $3,851,000 on the U.S. Bancorp Term Loan A, $50,000 on the U.S. Bancorp Term Loan C, $64,000 on the U.S. Bancorp Term Loan D, and $221,000 on the CapEx Term Loan.

                      POORE BROTHERS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     On November 4, 1998, pursuant to the terms of the Wells Fargo Credit Agreement, the Company issued to Wells Fargo a warrant (the "Wells Fargo Warrant") to purchase 50,000 shares of Common Stock for an exercise price of $0.93375 per share. The Wells Fargo Warrant is exercisable until November 3, 2003, the date of the termination of the Wells Fargo Warrant, and provides the holder thereof certain demand and piggyback registration rights.

3.   LITIGATION

     The Company is periodically a party to various lawsuits arising in the ordinary course of business. Management believes, based on discussions with legal counsel, that the resolution of any such lawsuits will not have a material effect on the financial statements taken as a whole.

4.   BUSINESS SEGMENTS

     The Company's operations consist of two segments: manufactured products and distributed products. The manufactured products segment produces potato chips, potato crisps and tortilla chips, for sale primarily to snack food distributors and retailers. The distributed products segment sells snack food products manufactured by other companies to the Company's Arizona snack food distributors. The Company's reportable segments offer different products and services. All of the Company's revenues are attributable to external customers in the United States and all of its assets are located in the United States. The Company does not allocate assets based on its reportable segments.

     The accounting policies of the segments are the same as those described in the Summary of Accounting Policies included in Note 1 to the audited financial statements filed with the Form 10-KSB for the fiscal year ended December 31, 2001. The Company does not allocate selling, general and administrative expenses, income taxes or unusual items to segments and has no significant non-cash items other than depreciation and amortization.

                                                       MANUFACTURED     DISTRIBUTED
                                                         PRODUCTS         PRODUCTS       CONSOLIDATED
                                                       ------------     ------------     ------------
QUARTER ENDED MARCH 30, 2002
  Revenues from external customers ................    $ 13,289,432     $    988,088     $ 14,277,520
  Depreciation and amortization in segment
    gross profit ..................................         309,274               --          309,274
  Segment gross profit ............................       2,422,383           94,449        2,516,832
QUARTER ENDED MARCH 31, 2001
  Revenues from external customers ................    $ 12,009,757     $  1,257,127     $ 13,266,884
  Depreciation and amortization in segment
    gross profit ..................................         230,059               --          230,059
  Segment gross profit ............................       2,761,113          111,356        2,872,469


                      POORE BROTHERS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The following table reconciles reportable segment gross profit to the Company's consolidated income before income tax provision.

                                                            QUARTER ENDED
                                                      -------------------------
                                                       MARCH 30,     MARCH 31,
                                                          2002          2001
                                                      -----------   -----------
Consolidated segment gross profit ................    $ 2,516,832   $ 2,872,469
Unallocated amounts:
  Selling, general and administrative expenses ...      1,964,924     2,204,134
  Other income, net ..............................             --       (12,612)
  Interest expense, net ..........................        153,884       296,205
                                                      -----------   -----------
Income before income tax provision ...............    $   398,024   $   384,742
                                                      ===========   ===========

6.   INCOME TAXES

     The income tax provision recorded in the quarters ended March 30, 2002 and March 31, 2001 are a provision for state income taxes only. For federal income tax purposes, the Company has net operating loss carryforwards, which it utilized to reduce its expected federal income tax provision, and which begin to expire in varying amounts between 2010 and 2018. Each quarter the Company evaluates whether it is more likely than not some or all of deferred tax assets will be realized and the adequacy of the valuation allowance. As a result of historical operating losses, partially mitigated by recent profitability, the Company continues to fully reserve its net deferred tax assets as of March 30, 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     RESULTS OF OPERATIONS

     QUARTER ENDED MARCH 30, 2002 COMPARED TO THE QUARTER ENDED MARCH 31, 2001.

     Net revenues for the quarter ended March 30, 2002 were $14.3 million representing an increase of $1.0 million, or 8%, from $13.3 million for the quarter ended March 31, 2001. Revenues for the manufactured products segment accounted for 93% and 91% of total net revenues in 2002 and 2001, respectively, while revenues from distributed products accounted for 7% and 9% in 2002 and
2001, respectively. Manufactured products segment revenues increased $1.3 million, or 11%, driven by increased shipments of T.G.I. Friday's(TM) brand salted snack products offset in part by (i) the deliberate discontinuance of non-core brands and certain private label customers throughout 2001, and (ii) the intentional cannibalization of certain branded product sales in order to expand distribution of T.G.I. Friday's(TM) brand salted snacks in selected channels. Revenues from the distribution of products manufactured by others decreased $0.3 million, or 21%, due to the sale of the Company's Texas merchandising operation in early November 2001. The planned revenue reductions were implemented to create focus on building the Company's core brands and improve operating efficiencies.

     Gross profit for the quarter ended March 30, 2002, was $2.5 million, or 18% of net revenues, as compared to $2.9 million, or 22% of net revenues, for the quarter ended March 31, 2001. The $0.4 million decrease, or 12%, in gross profit resulted from the increased promotional activity related to new product introductions despite improved manufacturing efficiencies from higher volume.

     Selling, general and administrative expenses decreased to $2.0 million, or 14% of net revenues, for the quarter ended March 30, 2002 from $2.2 million, or 17% of net revenues, for the quarter ended March 31, 2001. The decrease of $0.2 million, or 11%, was primarily due to the adoption of SFAS No. 142 which eliminated the amortization of all intangibles with indefinite lives.

     Net interest expense decreased to $0.2 million for the quarter ended March 30, 2002 from a net interest expense of $0.3 million for the quarter ended March 31, 2001. The decrease of $0.1 million was due to a reduction in the line of credit borrowings and lower interest rates.

     The Company has provided $18,000 and $16,000 for the quarters ended March 30, 2002 and March 31, 2001, respectively, for state income taxes only. No Federal tax provision was recorded due to the availability of net operating loss carryforwards.

     LIQUIDITY AND CAPITAL RESOURCES

     Net working capital was $1.2 million (a current ratio of 1.2:1) and $2.0 million (a current ratio of 1.3:1) at March 30, 2002 and December 31, 2001, respectively. For the quarter ended March 30, 2002, the Company generated cash flow of $1.0 million from operating activities, principally from operating results and an increase in accounts payable, invested a net amount of $0.1 million in new equipment, and made $1.7 million in payments on long-term debt.

     At March 30, 2002, the Company had outstanding 9% Convertible Debentures due July 1, 2002 (the "9% Convertible Debentures") in the principal amount of $414,990 held by Wells Fargo Small Business Investment Company, Inc. ("Wells Fargo SBIC"). The 9% Convertible Debentures are secured by land, buildings, equipment and intangibles. Interest on the 9% Convertible Debentures is paid by the Company on a monthly basis. Monthly principal payments of approximately $4,000 are required to be made by the Company on the Wells Fargo SBIC 9% Convertible Debenture through June 2002 with the remaining balance due on July 1, 2002. As a result of an event of default (including the failure of the Company to comply with certain financial ratios), the holder of the 9% Convertible Debentures has the right, upon written notice and after a thirty-day period during which such default may be cured, to demand immediate payment of the then unpaid principal and accrued but unpaid interest under the 9% Convertible Debentures. The Company is currently in compliance with the required financial ratios.

     On October 7, 1999, the Company signed a $9.15 million Credit Agreement with U.S. Bancorp (the "U.S. Bancorp Credit Agreement") consisting of a $3.0 million working capital line of credit (the "U.S. Bancorp Line of Credit"), a $5.8 million term loan (the "U.S. Bancorp Term Loan A") and a $350,000 term loan (the "U.S. Bancorp Term Loan B"). Borrowings under the U.S. Bancorp Credit Agreement were used to pay off a $2.5 million line of credit and a $0.5 million term loan previously obtained by the Company from Wells Fargo Business Credit, Inc. ("Wells Fargo"), to refinance indebtedness effectively assumed by the Company in connection with the acquisition of Wabash Foods in October 1999, and is being used for general working capital needs. The U.S. Bancorp Line of Credit bears interest at an annual rate of prime plus 1% and matures in October 2002. The U.S. Bancorp Term Loan A bears interest at an annual rate of prime and requires monthly principal payments of approximately $74,000, plus interest, until maturity in July 2006. The U.S. Bancorp Term Loan B had an annual interest rate of prime plus 2.5% and required monthly principal payments of approximately $29,000, plus interest, and matured in March 2001. Pursuant to the terms of the U.S. Bancorp Credit Agreement, the Company issued to U.S. Bancorp a warrant (the "U.S. Bancorp Warrant") to purchase 50,000 shares of Common Stock for an exercise price of $1.00 per share. The U.S. Bancorp warrant is exercisable until October 7, 2004, the date of termination of the U.S. Bancorp Warrant, and provides the holder thereof certain piggyback registration rights.

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

     In April 2001, the U.S. Bancorp Credit Agreement was amended to increase the U.S. Bancorp Line of Credit from $3.0 million to $5.0 million, establish a $0.5 million capital expenditure line of credit (the "CapEx Term Loan"), extend the U.S. Bancorp Line of Credit Maturity date from October 2002 to October 31, 2003, and modify certain financial covenants. The Company borrowed $241,430 under the CapEx Term Loan in December 2001. The CapEx Term Loan bears interest at an annual rate of prime plus 1% and requires monthly principle payments of approximately $10,000, plus interest, until maturity on October 31, 2003 when the balance is due.

     The U.S. Bancorp Credit Agreement is secured by accounts receivable, inventories, equipment and general intangibles. Borrowings under the U.S. Bancorp Line of Credit are limited to 80% of eligible receivables and 60% of eligible inventories, and at March 30, 2002, the Company had a borrowing base of approximately $4,067,000 under the U.S. Bancorp Line of Credit. The U.S. Bancorp Credit Agreement requires the Company to be in compliance with certain financial performance criteria, including a minimum cash flow coverage ratio, a minimum debt service coverage ratio, minimum annual operating results, a minimum tangible capital base and a minimum fixed charge coverage ratio. At March 30, 2002 the Company was in compliance with all of the financial covenants except for the minimum fixed charge ratio for which a waiver of noncompliance was received from U.S. Bancorp. Management believes that the fulfillment of the Company's plans and objectives will enable the Company to attain a sufficient level of profitability to regain compliance with the minimum fixed charge ratio and remain in compliance with the other financial performance criteria. There can be no assurance, however, that the Company will attain any such profitability and remain in compliance. Any acceleration under the U.S. Bancorp Credit Agreement prior to the scheduled maturity of the U.S. Bancorp Line of Credit or the U.S. Bancorp Term Loans could have a material adverse effect upon the Company.

     As of March 30, 2002, there was an outstanding balance of $2,329,000 on the U.S. Bancorp Line of Credit, $3,851,000 on the U.S. Bancorp Term Loan A, $50,000 on the U.S. Bancorp Term Loan C, $64,000 on the U.S. Bancorp Term Loan D, and $221,000 on the CapEx Term Loan.

     On November 4, 1998, pursuant to the terms of the Wells Fargo Credit Agreement, the Company issued to Wells Fargo a warrant (the "Wells Fargo Warrant") to purchase 50,000 shares of Common Stock for an exercise price of $0.93375 per share. The Wells Fargo Warrant is exercisable until November 3, 2003, the date of the termination of the Wells Fargo Warrant, and provides the holder thereof certain demand and piggyback registration rights.

     In connection with the implementation of the Company's business strategy, the Company may incur operating losses in the future and is likely to require future debt or equity financings (particularly in connection with future strategic acquisitions or capital expenditures). Expenditures relating to acquisition-related integration costs, market and territory expansion and new product development and introduction may adversely affect selling, general and administrative expenses and consequently may adversely affect operating and net income. These types of expenditures are expensed for accounting purposes as incurred, while revenue generated from the result of such expansion or new products may benefit future periods. Management believes that the Company will generate positive cash flow from operations during the next twelve months, which, along with its existing working capital and borrowing facilities, should enable the Company to meet its operating cash requirements for the next twelve months. The belief is based on current operating plans and certain assumptions, including those relating to the Company's future revenue levels and expenditures, industry and general economic conditions and other conditions. If any of these factors change, the Company may require future debt or equity financings to meet its business requirements. There can be no assurance that any required financings will be available or, if available, on terms attractive to the Company.

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

     GOODWILL AND TRADEMARKS. Goodwill and trademarks are reviewed for impairment annually, or more frequently if impairment indicators arise. Goodwill is required to be tested for impairment between the annual tests if an event occurs or circumstances change that more-likely-than-not reduce the fair value of a reporting unit below its carrying value. An indefinite lived intangible asset is required to be tested for impairment between the annual tests if an event occurs or circumstances change indicating that the asset might be impaired. The Company believes at this time that the carrying values continue to be appropriate.

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

The above listing is not intended to be a comprehensive list of all of the Company's accounting policies. In many cases the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles, with no need for management's judgment in their application. See the Company's audited financial statements for the fiscal year ended December 31, 2001 and the notes thereto included in the Company's Annual Report on Form 10-KSB with respect to such period, which contain a description of the Company's accounting policies and other disclosures required by accounting standards generally accepted in the United States.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The principal market risks to which the Company is exposed that may adversely impact the Company's results of operations and financial position are changes in certain raw material prices and interest rates. The Company has no market risk sensitive instruments held for trading purposes.

     Raw materials used by the Company are exposed to the impact of changing commodity prices. The Company's most significant raw material requirements include potatoes, potato flakes, wheat flour, corn and oil. The Company attempts to minimize the effect of future price fluctuations related to the purchase of raw materials primarily through forward purchasing to cover future manufacturing requirements, generally for periods from one to 18 months. Futures contracts are not used in combination with the forward purchasing of these raw materials. The Company's procurement practices are intended to reduce the risk of future price increases, but also may potentially limit the ability to benefit from possible price decreases.

     The Company also has interest rate risk with respect to interest expense on variable rate debt, with rates based upon changes in the prime rate. Therefore, the Company has an exposure to changes in those rates. At December 31, 2001 and December 31, 2000, the Company had $8.0 million and $7.5 million of variable rate debt outstanding. A hypothetical 10% adverse change in weighted average interest rates during fiscal 2001 and 2000 would have had an unfavorable impact of $0.08 million and $0.07 million respectively, on both the Company's net earnings and cash flows.

                           FORWARD LOOKING STATEMENTS

     THIS QUARTERLY REPORT ON FORM 10-Q, INCLUDING ALL DOCUMENTS INCORPORATED BY REFERENCE, INCLUDES "FORWARD-LOOKING" STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED (THE "SECURITIES ACT") AND SECTION 12E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, AND THE PRIVATE
SECURITIES LITIGATION REFORM ACT OF 1995, AND THE COMPANY DESIRES TO TAKE ADVANTAGE OF THE "SAFE HARBOR" PROVISIONS THEREOF. THEREFORE, THE COMPANY IS INCLUDING THIS STATEMENT FOR THE EXPRESS PURPOSE OF AVAILING ITSELF OF THE PROTECTIONS OF THE SAFE HARBOR WITH RESPECT TO ALL OF SUCH FORWARD-LOOKING STATEMENTS. IN THIS QUARTERLY REPORT ON FORM 10-Q, THE WORDS "ANTICIPATES," "BELIEVES," "EXPECTS," "INTENDS," "ESTIMATES," "PROJECTS," "WILL LIKELY RESULT," "WILL CONTINUE," "FUTURE" AND SIMILAR TERMS AND EXPRESSIONS IDENTIFY FORWARD-LOOKING STATEMENTS. THE FORWARD-LOOKING STATEMENTS IN THIS QUARTERLY REPORT ON FORM 10-Q REFLECT THE COMPANY'S CURRENT VIEWS WITH RESPECT TO FUTURE EVENTS AND FINANCIAL PERFORMANCE. THESE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES, INCLUDING SPECIFICALLY THE COMPANY'S RELATIVELY BRIEF OPERATING HISTORY, SIGNIFICANT HISTORICAL OPERATING LOSSES AND THE POSSIBILITY OF FUTURE OPERATING LOSSES, THE POSSIBILITY THAT THE COMPANY WILL NEED ADDITIONAL FINANCING DUE TO FUTURE OPERATING LOSSES OR IN ORDER TO IMPLEMENT THE COMPANY'S BUSINESS STRATEGY, THE POSSIBLE DIVERSION OF MANAGEMENT RESOURCES FROM THE DAY-TO-DAY OPERATIONS OF THE COMPANY AS A RESULT OF RECENTLY COMPLETED STRATEGIC ACQUISITIONS AND THE PURSUIT OF ADDITIONAL STRATEGIC ACQUISITIONS, POTENTIAL DIFFICULTIES RESULTING FROM THE INTEGRATION OF ACQUIRED BUSINESSES WITH THE COMPANY'S BUSINESS, OTHER ACQUISITION-RELATED RISKS, SIGNIFICANT COMPETITION, RISKS RELATED TO THE FOOD PRODUCTS INDUSTRY, VOLATILITY OF THE MARKET PRICE OF THE COMPANY'S COMMON STOCK, THE POSSIBLE DE-LISTING OF THE COMMON STOCK FROM THE NASDAQ SMALLCAP MARKET AND THOSE OTHER RISKS AND UNCERTAINTIES DISCUSSED HEREIN AND IN THE COMPANY'S OTHER PERIODIC REPORTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION, THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM HISTORICAL RESULTS OR THOSE ANTICIPATED. IN LIGHT OF THESE RISKS AND UNCERTAINTIES, THERE CAN BE NO ASSURANCE THAT THE FORWARD-LOOKING INFORMATION CONTAINED IN THIS QUARTERLY REPORT ON FORM 10-Q WILL IN FACT TRANSPIRE OR PROVE TO BE ACCURATE. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THE FORWARD-LOOKING STATEMENTS CONTAINED HEREIN, WHICH SPEAK ONLY AS OF THE DATE HEREOF. THE COMPANY UNDERTAKES NO OBLIGATION TO PUBLICLY REVISE THESE FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES THAT MAY ARISE AFTER THE DATE HEREOF. ALL SUBSEQUENT WRITTEN OR ORAL FORWARD-LOOKING STATEMENTS ATTRIBUTABLE TO THE COMPANY OR PERSONS ACTING ON ITS BEHALF ARE EXPRESSLY QUALIFIED IN THEIR ENTIRETY BY THIS SECTION.

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

     None.

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits:

          None.

     (b)  Current Reports on Form 8-K:

          (1) Current Report on Form 8-K, reporting the Company's December 27, 2001 private placement transaction (filed with the Commission on January 10, 2002).

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      POORE BROTHERS, INC.

                                      By: /s/ Eric J. Kufel
                                          --------------------------------------
Dated:  May 2, 2002                       Eric J. Kufel
                                          President and Chief Executive Officer
                                          (principal executive officer)


                                      By: /s/ Thomas W. Freeze
                                          --------------------------------------
Dated:  May 2, 2002                       Thomas W. Freeze
                                          Senior Vice President, Chief Financial
                                          Officer, Treasurer and Secretary
                                          (principal financial and accounting
                                          officer)