Form 10-Q
period 2002-06-29
POORE BROTHERS INC
filed 2002-08-12
CIK 944508

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the quarterly period ended June 29, 2002

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


Indicate by check whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 16,346,696 as of June 29, 2002.

                                TABLE OF CONTENTS


PART I. FINANCIAL INFORMATION

ITEM 1. UNAUDITED FINANCIAL STATEMENTS

        Consolidated balance sheets as of June 29, 2002
          and December 31, 2001.............................................   3
        Consolidated statements of operations for the quarter
          and six months ended June 29, 2002 and June 30, 2001..............   4
        Consolidated statements of cash flows for the six months ended
          June 29, 2002 and June 30, 2001...................................   5
        Notes to consolidated financial statements..........................   6

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS.........................................  13

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..........  17

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS...................................................  19
ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS...........................  19
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.....................................  19
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.................  19
ITEM 5. OTHER INFORMATION...................................................  19
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K....................................  20

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                      POORE BROTHERS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                             JUNE 29,      DECEMBER 31,
                                                                               2002            2001
                                                                           ------------    ------------
                                     ASSETS                                (unaudited)
Current assets:
  Cash .................................................................   $    172,469    $    894,198
  Accounts receivable, net of allowance of $241,000 in 2002 and $219,000
      in 2001 ..........................................................      5,941,887       4,982,793
  Inventories ..........................................................      2,135,554       1,887,872
  Other current assets .................................................        388,613         430,914
                                                                           ------------    ------------
     Total current assets ..............................................      8,638,523       8,195,777

Property and equipment, net ............................................     13,341,955      13,730,273
Goodwill, net ..........................................................      5,354,901       5,354,901
Trademarks, net ........................................................      4,207,032       4,207,032
Other assets ...........................................................        181,670         200,077
                                                                           ------------    ------------

Total assets ...........................................................   $ 31,724,081    $ 31,688,060
                                                                           ============    ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable .....................................................   $  3,157,517    $  2,430,857
  Accrued liabilities ..................................................      2,217,274       1,406,845
  Current portion of long-term debt ....................................      1,258,053       2,343,472
                                                                           ------------    ------------
     Total current liabilities .........................................      6,632,844       6,181,174

Long-term debt, net of current portion .................................      6,456,744       8,661,255
                                                                           ------------    ------------
     Total liabilities .................................................     13,089,588      14,842,429
                                                                           ------------    ------------

Commitments and contingencies

Shareholders' equity:
  Preferred stock, $100 par value; 50,000 shares authorized; no shares
    issued or outstanding at June 29, 2002 and December 31, 2001 .......             --              --
  Common stock, $.01 par value; 50,000,000 shares authorized; 16,346,696 and 15,687,518 shares issued and outstanding at June 29, 2002 and
    December 31, 2001, respectively ....................................        163,466         156,875
  Additional paid-in capital ...........................................     21,937,523      21,175,485
  Accumulated deficit ..................................................     (3,466,496)     (4,486,729)
                                                                           ------------    ------------
     Total shareholders' equity ........................................     18,634,493      16,845,631
                                                                           ------------    ------------

Total liabilities and shareholders' equity .............................   $ 31,724,081    $ 31,688,060
                                                                           ============    ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      POORE BROTHERS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                       QUARTER ENDED                 SIX MONTHS ENDED
                                               ----------------------------    ----------------------------
                                                 JUNE 29,        JUNE 30,        JUNE 29,        JUNE 30,
                                                   2002            2001            2002            2001
                                               ------------    ------------    ------------    ------------
                                               (unaudited)     (unaudited)     (unaudited)     (unaudited)
Net revenues ...............................   $ 15,358,319    $ 14,482,055    $ 29,635,839    $ 27,748,938

Cost of revenues ...........................     12,170,534      11,361,325      23,931,222      21,755,740
                                               ------------    ------------    ------------    ------------

  Gross profit .............................      3,187,785       3,120,730       5,704,617       5,993,198

Selling, general and administrative expenses      2,369,170       2,417,573       4,334,094       4,621,707
                                               ------------    ------------    ------------    ------------

  Operating income .........................        818,615         703,157       1,370,523       1,371,491

Other income (expense), net ................             --          (6,873)         11,341           5,739
Interest expense, net ......................       (151,407)       (275,950)       (316,632)       (572,154)

  Income before income tax provision .......        667,208         420,334       1,065,232         805,076

Income tax provision .......................        (27,000)        (16,000)        (45,000)        (32,000)
                                               ------------    ------------    ------------    ------------

  Net income ...............................   $    640,208    $    404,334    $  1,020,232    $    773,076
                                               ============    ============    ============    ============

Earnings per common share:
  Basic ....................................   $       0.04    $       0.03    $       0.06    $       0.05
                                               ============    ============    ============    ============
  Diluted ..................................   $       0.04    $       0.02    $       0.06    $       0.04
                                               ============    ============    ============    ============

Weighted average number of common shares:
  Basic ....................................     15,833,473      15,046,655      15,763,714      15,023,340
                                               ============    ============    ============    ============
  Diluted ..................................     18,079,446      17,708,387      17,843,698      17,563,114
                                               ============    ============    ============    ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      POORE BROTHERS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      SIX MONTHS ENDED
                                                                -----------------------------
                                                                JUNE 29, 2002   JUNE 30, 2001
                                                                -------------   -------------
                                                                 (unaudited)     (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income ................................................    $ 1,020,232     $   773,076
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation ............................................        668,239         576,974
    Amortization ............................................         18,407         344,808
    Valuation reserves ......................................        185,142         207,630
    Other non-cash charges ..................................        222,314         177,340
    Gain on disposition of equipment ........................         (2,564)       (167,450)
  Change in operating assets and liabilities:
    Accounts receivable .....................................       (980,673)     (1,946,861)
    Inventories .............................................       (411,245)     (1,962,709)
    Other assets ............................................       (180,014)       (215,184)
    Accounts payable and accrued liabilities ................      1,537,091       2,194,532
                                                                 -----------     -----------
          Net cash provided by (used in) operating activities      2,076,929         (17,844)
                                                                 -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment ........................       (280,762)     (2,435,792)
  Proceeds from disposition of property and equipment .......          3,406         700,000
                                                                 -----------     -----------
          Net cash used in investing activities .............       (277,356)     (1,735,792)
                                                                 -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock ....................        367,135          63,570
  Payments made on long-term debt ...........................     (1,266,863)     (1,222,233)
  Stock and debt issuance costs .............................             --          (8,773)
  Net increase (decrease) in working capital line of credit .     (1,621,574)      2,813,211
                                                                 -----------     -----------
          Net cash (used in) provided by financing activities     (2,521,302)      1,645,775
                                                                 -----------     -----------

Net decrease in cash ........................................       (721,729)       (107,861)
Cash at beginning of period .................................        894,198         327,553
                                                                 -----------     -----------
Cash at end of period .......................................    $   172,469     $   219,692
                                                                 ===========     ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for interest ..................    $   299,693     $   560,793
  Summary of non-cash investing and financing activities:
    Note payable issued to purchase property and equipment ..             --         275,523
    Conversion of convertible debenture into common stock ...        401,497              --

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      POORE BROTHERS, INC. AND SUBSIDIARIES
              UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     GENERAL

     Poore Brothers, Inc. (the "Company"), a Delaware corporation, was organized in February 1995. In November 1998, the Company acquired the business and certain assets (including the Bob's Texas Style(R) potato chip brand) of Tejas Snacks, L.P. ("Tejas"), a Texas-based potato chip manufacturer. In October 1999, the Company acquired Wabash Foods, LLC ("Wabash") including the Tato Skins(R), O'Boisies(R), and Pizzarias(R) trademarks, and assumed all of Wabash Foods' liabilities. In June 2000, the Company acquired Boulder Natural Foods, Inc. ("Boulder") and the Boulder Potato Company(TM) brand of totally natural potato chips.

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

     On October 28, 2000 the Company experienced a fire at the Goodyear, Arizona manufacturing plant, causing a temporary shutdown of manufacturing operations at the facility. Third party manufacturers provided the Company with production volume during the shutdown. The Company continued to season and package the bulk product received from third party manufacturers. The Company resumed full production of private label potato chips in early January of 2001 and resumed full production of batch-fried potato chips in late March of 2001. During the quarter ended March 31, 2001, the Company recorded approximately $1.4 million of incremental expenses incurred as a result of the fire, primarily associated with outsourcing production. These extra expenses were charged to "cost of revenues" and offset by a $1.4 million credit representing estimated future insurance proceeds. The Company also incurred approximately $2.3 million in building and equipment reconstruction costs in connection with the fire and the Company was advanced a total of $3.2 million by the insurance company during the six months ended June 30, 2001. "Other income, net" on the accompanying Consolidated Statement of Operations for the six months ended June 30, 2001 includes (i) a gain of $167,000, representing the excess of insurance proceeds over the book value of the building and equipment of $533,000 damaged by the fire, and (ii) expenses not reimbursed by the insurance company of approximately $154,000.

     BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of Poore Brothers, Inc. and all of its wholly owned subsidiaries. All significant intercompany amounts and transactions have been eliminated. The financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all the information and footnotes required by accounting principles generally accepted in the United States. In the opinion of management, the consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary in order to make the consolidated financial statements not misleading. A description of the Company's accounting policies and other financial information is included in the audited financial statements filed with the Form 10-KSB for the fiscal year ended December 31, 2001. The results of operations for the six months and quarter ended June 29, 2002 are not necessarily indicative of the results expected for the full year.

                      POORE BROTHERS, INC. AND SUBSIDIARIES
              UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

                                          QUARTER ENDED              SIX MONTHS ENDED
                                    -------------------------    -------------------------
                                      JUNE 29,      JUNE 30,       JUNE 29,      JUNE 30,
                                       2002          2001           2002          2001
                                    -----------   -----------    -----------   -----------
BASIC EARNINGS PER SHARE:
Net income                          $   640,208   $   404,334    $ 1,020,232   $   773,076
                                    ===========   ===========    ===========   ===========

Weighted average number of
  common shares                      15,833,473    15,046,655     15,763,714    15,023,340
                                    ===========   ===========    ===========   ===========

Earnings per common share           $      0.04   $      0.03    $      0.06   $      0.05
                                    ===========   ===========    ===========   ===========

DILUTED EARNINGS PER SHARE:
Net income                          $   640,208   $   404,334    $ 1,020,232   $   773,076
  Addback: Debenture interest             4,656         9,447          4,790         9,895
                                    -----------   -----------    -----------   -----------
  Adjusted income                   $   644,864   $   413,781    $ 1,025,022   $   782,971
                                    ===========   ===========    ===========   ===========

Weighted average number of
  common shares                      15,833,473    15,046,655     15,763,714    15,023,340

  Incremental shares from assumed
    conversions-
    9% Convertible debentures           207,495       421,000        213,495       441,000
    Warrants                            582,114       709,494        545,869       679,201
    Stock options                     1,456,364     1,531,238      1,320,620     1,419,573
                                    -----------   -----------    -----------   -----------
  Adjusted weighted average
    number of common shares          18,079,446    17,708,387     17,843,698    17,563,114
                                    ===========   ===========    ===========   ===========

Earnings per common share           $      0.04   $      0.02    $      0.06   $      0.04
                                    ===========   ===========    ===========   ===========

     ADOPTION OF SFAS NOS. 141 AND 142

     In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "BUSINESS COMBINATIONS," and SFAS No. 142, "GOODWILL AND OTHER INTANGIBLE ASSETS". SFAS No. 141 requires companies to apply the purchase method of accounting for all business combinations initiated after June 30, 2001 and prohibits the use of the pooling-of-interests method. SFAS No. 142 changes the method by

                      POORE BROTHERS, INC. AND SUBSIDIARIES
              UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

which companies recognize intangible assets in purchase business combinations and generally requires identifiable intangible assets to be recognized separately from goodwill. In addition, it eliminates the amortization of all existing and newly acquired intangible assets with indefinite lives on a prospective basis and requires companies to assess goodwill for impairment, at least annually, based on the fair value of the reporting unit. Goodwill must be tested for impairment as of the beginning of the fiscal year in which SFAS 142 is adopted. The Company has completed its testing of goodwill and has determined there is no impairment as of January 1, 2002. The following table shows the pro forma impact of this adoption for the six months and quarter ended June 29, 2002 and June 30, 2001.

                                                      QUARTER ENDED                SIX MONTHS ENDED
                                                --------------------------    --------------------------
                                                 JUNE 29,       JUNE 30,       JUNE 29,       JUNE 30,
                                                   2002           2001           2002           2001
                                                -----------    -----------    -----------    -----------
NET INCOME
As reported                                     $   640,208    $   404,334    $ 1,020,232    $   773,076
Add back: Goodwill and trademark amortization             0        163,026              0        326,052
                                                -----------    -----------    -----------    -----------
Adjusted net income                             $   640,208    $   567,360    $ 1,020,232    $ 1,099,128
                                                ===========    ===========    ===========    ===========

BASIC EARNINGS PER COMMON SHARE:
As reported                                     $      0.04    $      0.03    $      0.06    $      0.05
Add back: Goodwill and trademark amortization          0.00           0.01           0.00           0.02
                                                -----------    -----------    -----------    -----------
Adjusted                                        $      0.04    $      0.04    $      0.06    $      0.07
                                                ===========    ===========    ===========    ===========

DILUTED EARNINGS PER COMMON SHARE:
As reported                                     $      0.04    $      0.02    $      0.06    $      0.04
Add back: Goodwill and trademark amortization          0.00           0.01           0.00           0.02
                                                -----------    -----------    -----------    -----------
Adjusted                                        $      0.04    $      0.03    $      0.06    $      0.06
                                                ===========    ===========    ===========    ===========

     ADOPTION OF SFAS NO. 144

     In August 2001, the FASB issued SFAS No. 144, "ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS". SFAS No. 144 supercedes SFAS No. 121, "ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF" and the accounting and reporting provisions of APB Opinion No. 30, "REPORTING THE RESULTS OF OPERATIONS -- REPORTING THE EFFECTS OF DISPOSAL OF A SEGMENT OF A BUSINESS, AND EXTRAORDINARY, UNUSUAL AND INFREQUENTLY OCCURRING EVENTS AND TRANSACTIONS". SFAS No. 144 modifies the method by which companies account for certain asset impairment losses. The adoption of SFAS No. 144 on January 1, 2002 had no material adverse impact on financial position or results of operations.

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

                      POORE BROTHERS, INC. AND SUBSIDIARIES
              UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                      QUARTER ENDED                  SIX MONTHS ENDED
                                               ----------------------------    ----------------------------
                                                 JUNE 29,        JUNE 30,        JUNE 29,        JUNE 30,
                                                   2002            2001            2002            2001
                                               ------------    ------------    ------------    ------------
NET REVENUES
As originally reported                         $ 15,358,319    $ 15,707,746    $ 29,635,839    $ 29,866,932
Amounts reclassified                                      0      (1,225,691)              0      (2,117,994)
                                               ------------    ------------    ------------    ------------
New Basis                                      $ 15,358,319    $ 14,482,055    $ 29,635,839    $ 27,748,938
                                               ============    ============    ============    ============

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
As originally reported                         $  2,369,170    $  3,643,264    $  4,334,094    $  6,739,701
Amounts reclassified                                      0      (1,225,691)              0      (2,117,994)
                                               ------------    ------------    ------------    ------------
New Basis                                      $  2,369,170    $  2,417,573    $  4,334,094    $  4,621,707
                                               ============    ============    ============    ============

2.   INVENTORIES

     Inventories consisted of the following:

                                               JUNE 29,          DECEMBER 31,
                                                 2002               2001
                                              ----------         ----------
     Finished goods ......................    $1,287,853         $  588,376
     Raw materials .......................       847,701          1,299,496
                                              ----------         ----------
                                              $2,135,554         $1,887,872
                                              ==========         ==========

3.   LONG-TERM DEBT

     The Company had 9% Convertible Debentures due July 1, 2002 (the "9% Convertible Debentures") held by Wells Fargo Small Business Investment Company, Inc. ("Wells Fargo SBIC"). The 9% Convertible Debentures were secured by land, buildings, equipment and intangibles. Interest on the 9% Convertible Debentures was paid by the Company on a monthly basis. Monthly principal payments of approximately $4,000 were made by the Company on the Wells Fargo SBIC 9% Convertible Debentures through June 2002, and the remaining balance was converted by Wells Fargo SBIC in June 2002 to approximately 401,000 shares of the Company's Common Stock.

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

                      POORE BROTHERS, INC. AND SUBSIDIARIES
              UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     In June 2000, the U.S Bancorp Credit Agreement was amended to include an additional $300,000 term loan (the "U.S. Bancorp Term Loan C") and to refinance a $715,000 non-interest bearing note due to U.S. Bancorp on June 30, 2000. Proceeds from the U.S. Bancorp Term Loan C were used in connection with the Boulder acquisition. The U.S. Bancorp Term Loan C bears interest at an annual rate of prime plus 2% and requires monthly principal payments of approximately $12,500, plus interest, until maturity in August 2002. The Company made a payment of $200,000 on the $715,000 non-interest bearing note and refinanced the balance in a term loan (the "U.S. Bancorp Term Loan D"). The U.S. Bancorp Term Loan D had an annual interest rate of prime plus 2% and required monthly principal payments of approximately $21,500, plus interest, and matured in June 2002.

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

     In June 2002, the U.S. Bancorp Credit Agreement was amended to extend the U.S. Bancorp Line of Credit maturity date by two years to October 31, 2005, and modify certain financial covenants.

     The U.S. Bancorp Credit Agreement is secured by accounts receivable, inventories, equipment and general intangibles. Borrowings under the U.S. Bancorp Line of Credit are limited to 80% of eligible receivables and 60% of eligible inventories. At June 29, 2002, the Company had a borrowing base of approximately $4,340,000 under the U.S. Bancorp Line of Credit. The U.S. Bancorp Credit Agreement requires the Company to be in compliance with certain financial performance criteria, including minimum annual operating results, a minimum tangible capital base and a minimum fixed charge coverage ratio. At June 29, 2002 the Company was in compliance with all of the financial covenants. Management believes that the fulfillment of the Company's plans and objectives will enable the Company to attain a sufficient level of profitability to remain in compliance with the financial performance criteria. There can be no assurance, however, that the Company will remain in compliance. Any acceleration under the U.S. Bancorp Credit Agreement prior to the scheduled maturity of the U.S. Bancorp Line of Credit or the U.S. Bancorp Term Loans could have a material adverse effect upon the Company.

     As of June 29, 2002, there was an outstanding balance of $1,817,000 on the U.S. Bancorp Line of Credit, $3,628,000 on the U.S. Bancorp Term Loan A, $13,000 on the U.S. Bancorp Term Loan C, and $191,000 on the CapEx Term Loan.

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

4.   LITIGATION

     The Company is periodically a party to various lawsuits arising in the ordinary course of business. Management believes, based on discussions with legal counsel, that the resolution of any such lawsuits will not have a material adverse effect on the financial condition or results of operations.

                      POORE BROTHERS, INC. AND SUBSIDIARIES
              UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


5.   BUSINESS SEGMENTS AND SIGNIFICANT CUSTOMERS

     For the six months ended June 29, 2002, one national warehouse club/mass merchandiser customer and one national vending distributor of the Company accounted for $6.1 million, or 20.6%, and $3.8 million, or 12.8%, respectively, of the Company's consolidated net revenues. For the six months ended June 30, 2001, one national warehouse club customer and one national vending distributor of the Company accounted for $4.9 million, or 17.7%, and $3.5 million, or 12.6%, respectively, of the Company's consolidated net revenues.

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

                                                             MANUFACTURED    DISTRIBUTED
                                                               PRODUCTS       PRODUCTS      CONSOLIDATED
                                                              -----------    -----------    ------------
QUARTER ENDED JUNE 29, 2002
  Revenues from external customers .......................    $14,330,928    $ 1,027,391     $15,358,319
  Depreciation and amortization in segment gross profit ..        301,960             --         301,960
  Segment gross profit ...................................      3,086,926        100,859       3,187,785
QUARTER ENDED JUNE 30, 2001
  Revenues from external customers .......................    $13,270,757    $ 1,211,298     $14,482,055
  Depreciation and amortization in segment gross profit ..        204,483             --         204,483
  Segment gross profit ...................................      3,134,473        (13,743)      3,120,730

SIX MONTHS ENDED JUNE 29, 2002
  Revenues from external customers .......................    $27,620,360    $ 2,015,479     $29,635,839
  Depreciation and amortization in segment gross profit ..        611,234             --         611,234
  Segment gross profit ...................................      5,509,303        195,314       5,704,617
SIX MONTHS ENDED JUNE 30, 2001
  Revenues from external customers .......................    $25,280,515    $ 2,468,423     $27,748,938
  Depreciation and amortization in segment gross profit ..        434,542             --         434,542
  Segment gross profit ...................................      5,912,537         80,661       5,993,198

                      POORE BROTHERS, INC. AND SUBSIDIARIES
              UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     The following table reconciles reportable segment gross profit to the Company's consolidated income before income tax provision.

                                              QUARTER ENDED                SIX MONTHS ENDED
                                        --------------------------    --------------------------
                                         JUNE 29,       JUNE 30,       JUNE 29,       JUNE 30,
                                           2002           2001           2002           2001
                                        -----------    -----------    -----------    -----------
Consolidated segment gross profit ...   $ 3,187,785    $ 3,120,730    $ 5,704,617    $ 5,993,198
Unallocated amounts:
  Selling, general and administrative
    expenses ........................     2,369,170      2,417,573      4,334,094      4,621,707
  Other (income) expense, net .......            --          6,873        (11,341)        (5,739)
  Interest expense, net .............       151,407        275,950        316,632        572,154
                                        -----------    -----------    -----------    -----------
Income before income tax provision ..   $   667,208    $   420,334    $ 1,065,232    $   805,076
                                        ===========    ===========    ===========    ===========

6.   INCOME TAXES

     The income tax provision recorded in the quarters ended June 29, 2002 and June 30, 2001 and for the six month periods then ended are a provision for state income taxes only. The Company has been modestly profitable since 1999; however, it experienced significant net losses in prior fiscal years resulting in a net operating loss ("NOL") carryforward for federal income tax purposes. Generally accepted accounting principles require that the Company record a valuation allowance against the deferred tax asset associated with this NOL if it is "more likely than not" that the Company will not be able to utilize it to offset future taxes. It is possible that the Company could be profitable in the future at levels which cause the Company to conclude that it is more likely than not that all or a portion of the NOL carryforward would be realized. Upon reaching such a conclusion, the Company would immediately record the estimated net realizable value of the deferred tax asset at that time and would then provide for income taxes at a rate equal to the combined federal and state effective rates, which would approximate 40% under current tax rates, rather than the effective 4% rate currently being used. Subsequent revisions to the estimated net realizable value of the deferred tax asset could cause the provision for income taxes to vary significantly from period to period, although the cash tax payments would remain unaffected until the benefit of the NOL is utilized. As a result of historical operating losses, and other factors considered by management, the Company continues to fully reserve its net deferred tax assets as of June 29, 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     RESULTS OF OPERATIONS

     QUARTER ENDED JUNE 29, 2002 COMPARED TO THE QUARTER ENDED JUNE 30, 2001.

     Net revenues for the quarter ended June 29, 2002 were $15.4 million representing an increase of $.9 million, or 6%, from $14.5 million for the quarter ended June 30, 2001. Revenues for the manufactured products segment accounted for 93% and 92% of total net revenues in 2002 and 2001, respectively, while revenues from distributed products accounted for 7% and 8% in 2002 and
2001, respectively. Manufactured products segment revenues increased $1.1 million, or 8%, driven by increased shipments of T.G.I. Friday's(TM) brand salted snack products offset in part by (i) the deliberate discontinuance of non-core brands and certain private label customers throughout 2001, and (ii) the intentional cannibalization of certain branded product sales in order to expand distribution of T.G.I. Friday's(TM) brand salted snacks in selected channels. Revenues from the distribution of products manufactured by others decreased $0.2 million, or 15%, due to the sale of the Company's Texas merchandising operation in November 2001. The planned revenue reductions were implemented to create focus on building the Company's core brands and improve operating efficiencies.

     Gross profit for the quarter ended June 29, 2002, was $3.2 million, or 21% of net revenues, as compared to $3.1 million, or 22% of net revenues, for the quarter ended June 30, 2001. The $0.1 million increase, or 2%, in gross profit resulted primarily from the increased revenue from manufactured products.

     Selling, general and administrative expenses remained flat at $2.4 million, or 15% of net revenues, for the quarter ended June 29, 2002, compared to 17% of net revenue for the quarter ended June 30, 2001. The Company's adoption of SFAS No. 142, which eliminated $163,000 of amortization for goodwill and trademarks with indefinite lives, was offset in part by increased payroll related costs.

     Net interest expense decreased to $0.2 million for the quarter ended June 29, 2002 from a net interest expense of $0.3 million for the quarter ended June 30, 2001. The decrease of $0.1 million was due primarily to a reduction in the line of credit borrowings and lower interest rates.

     The Company provided $27,000 and $16,000 for the quarters ended June 29, 2002 and June 30, 2001, respectively, for state income taxes only. No Federal tax provision was recorded due to the availability of net operating loss carryforwards.

     SIX MONTHS ENDED JUNE 29, 2002 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2001.

     Net revenues for the six months ended June 29, 2002 were $29.6 million representing an increase of $1.9 million, or 7%, from $27.7 million for the six months ended June 30, 2001. Revenues for the manufactured products segment accounted for 93% and 91% of total net revenues in 2002 and 2001, respectively, while revenues from distributed products accounted for 7% and 9% in 2002 and
2001, respectively. Manufactured products segment revenues increased $2.3 million, or 9%, driven by increased shipments of T.G.I. Friday's(TM) brand salted snack products offset in part by (i) the deliberate discontinuance of non-core brands and certain private label customers throughout 2001, and (ii) the intentional cannibalization of certain branded product sales in order to expand distribution of T.G.I. Friday's(TM) brand salted snacks in selected channels. Revenues from the distribution of products manufactured by others decreased $0.5 million, or 18%, due to the sale of the Company's Texas merchandising operation in November 2001. The planned revenue reductions were implemented to create focus on building the Company's core brands and improve operating efficiencies.

     Gross profit for the six months ended June 29, 2002, was $5.7 million, or 19% of net revenues, as compared to $6.0 million, or 22% of net revenues, for the six months ended June 30, 2001. The $0.3 million decrease, or 5%, in gross profit resulted from the increased promotional activity related to new product introductions in the first quarter of 2002, offset in part by increased gross profit from higher revenue of manufactured products.

     Selling, general and administrative expenses decreased to $4.3 million, or 15% of net revenues, for the six months ended June 29, 2002 from $4.6 million, or 17% of net revenues, for the six months ended June 30, 2001. The decrease of $0.3 million, or 6%, was primarily due to the adoption of SFAS No. 142 which eliminated $326,000 of amortization for goodwill and trademarks with indefinite lives.

     Net interest expense decreased to $0.3 million for the six months ended June 29, 2002 from a net interest expense of $0.6 million for the six months ended June 30, 2001. The decrease of $0.3 million was due primarily to a reduction in the line of credit borrowings and lower interest rates.

     The Company provided $45,000 and $32,000 for the six months ended June 29, 2002 and June 30, 2001, respectively, for state income taxes only. No Federal tax provision was recorded due to the availability of net operating loss carryforwards.

     LIQUIDITY AND CAPITAL RESOURCES

     Net working capital was $2.0 million (a current ratio of 1.3:1) at June 29, 2002 and December 31, 2001. For the six months ended June 29, 2002, the Company generated cash flow of $2.1 million from operating activities, principally from operating results and an increase in accounts payable, invested $0.3 million in new equipment, and made $2.9 million in payments on long-term debt.

     The Company had 9% Convertible Debentures due July 1, 2002 (the "9% Convertible Debentures") held by Wells Fargo Small Business Investment Company, Inc. ("Wells Fargo SBIC"). The 9% Convertible Debentures were secured by land, buildings, equipment and intangibles. Interest on the 9% Convertible Debentures was paid by the Company on a monthly basis. Monthly principal payments of approximately $4,000 were made by the Company on the Wells Fargo SBIC 9% Convertible Debentures through June 2002, and the remaining balance was converted by Wells Fargo SBIC in June 2002 to approximately 401,000 shares of the Company's Common Stock.

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

     In June 2000, the U.S Bancorp Credit Agreement was amended to include an additional $300,000 term loan (the "U.S. Bancorp Term Loan C") and to refinance a $715,000 non-interest bearing note due to U.S. Bancorp on June 30, 2000. Proceeds from the U.S. Bancorp Term Loan C were used in connection with the Boulder acquisition. The U.S. Bancorp Term Loan C bears interest at an annual rate of prime plus 2% and requires monthly principal payments of approximately $12,500, plus interest, until maturity in August 2002. The Company made a payment of $200,000 on the $715,000 non-interest bearing note and refinanced the balance in a term loan (the "U.S. Bancorp Term Loan D"). The U.S. Bancorp Term Loan D had an annual rate of interest of prime plus 2% and required monthly principal payments of approximately $21,500, plus interest, and matured in June 2002.

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

     In June 2002, the U.S. Bancorp Credit Agreement was amended to extend the U.S. Bancorp Line of Credit maturity date by two years to October 31, 2005, and modify certain financial covenants.

     The U.S. Bancorp Credit Agreement is secured by accounts receivable, inventories, equipment and general intangibles. Borrowings under the U.S. Bancorp Line of Credit are limited to 80% of eligible receivables and 60% of eligible inventories. At June 29, 2002, the Company had a borrowing base of approximately $4,340,000 under the U.S. Bancorp Line of Credit. The U.S. Bancorp Credit Agreement requires the Company to be in compliance with certain financial performance criteria, including minimum annual operating results, a minimum tangible capital base and a minimum fixed charge coverage ratio. At June 29, 2002 the Company was in compliance with the financial covenants. Management believes that the fulfillment of the Company's plans and objectives will enable the Company to attain a sufficient level of profitability to remain in compliance with all financial performance criteria. There can be no assurance, however, that the Company will remain in compliance. Any acceleration under the U.S. Bancorp Credit Agreement prior to the scheduled maturity of the U.S. Bancorp Line of Credit or the U.S. Bancorp Term Loans could have a material adverse effect upon the Company.

     As of June 29, 2002, there was an outstanding balance of $1,817,000 on the U.S. Bancorp Line of Credit, $3,628,000 on the U.S. Bancorp Term Loan A, $13,000 on the U.S. Bancorp Term Loan C, and $191,000 on the CapEx Term Loan.

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

     MANAGEMENT'S PLANS

     In connection with the implementation of the Company's business strategy, the Company may incur operating losses in the future and is likely to require future debt or equity financings (particularly in connection with future strategic acquisitions, new brand introductions or capital expenditures). Expenditures relating to acquisition-related integration costs, market and territory expansion and new product development and introduction may adversely affect promotional and operating expenses and consequently may adversely affect operating and net income. These types of expenditures are expensed for accounting purposes as incurred, while revenue generated from the result of such expansion or new products may benefit future periods. Management believes that the Company will generate positive cash flow from operations during the next twelve months, which, along with its existing working capital and borrowing facilities, will enable the Company to meet its operating cash requirements for the next twelve months. The belief is based on current operating plans and certain assumptions, including those relating to the Company's future revenue levels and expenditures, industry and general economic conditions and other conditions. If any of these factors change, the Company may require future debt or equity financings to meet its business requirements. There can be no assurance that any required financings will be available or, if available, on terms attractive to the Company.

     CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     In December 2001, the Securities and Exchange Commission (the "SEC") issued an advisory requesting that all registrants describe their three to five most "critical accounting policies". The SEC indicated that a "critical accounting policy" is one which is both important to the portrayal of the Company's financial condition and results and requires management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The Company believes that the following accounting policies fit this definition:

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

     ADVERTISING AND PROMOTIONAL EXPENSES. The Company expenses production costs of advertising the first time the advertising takes place, except for cooperative advertising costs which are expensed when the related sales are recognized. Costs associated with obtaining shelf space (i.e. "slotting fees") are expensed in the period in which such costs are incurred by the Company. Anytime the Company offers consideration (cash or credit) as a trade advertising or promotion allowance to a purchaser of products at any point along the distribution chain, the amount is accrued and recorded as a reduction in revenue. Any marketing programs that deal directly with the consumer are recorded in selling, general and administrative expenses.

     INCOME TAXES. The Company has been modestly profitable since 1999; however, it experienced significant net losses in prior fiscal years resulting in a net operating loss ("NOL") carryforward for federal income tax purposes of approximately $4.7 million at December 31, 2001. Generally accepted accounting principles require that the Company record a valuation allowance against the deferred tax asset associated with this NOL if it is "more likely than not" that the Company will not be able to utilize it to offset future taxes. As a result of historical operating losses and other factors considered by management, the Company has not recognized a deferred tax asset for the NOL carryforward and currently provides for income taxes only to the extent that it expects to pay cash taxes (primarily state taxes) for current income. It is possible, however, that the Company could be profitable in the future at levels which cause the Company to conclude that it is more likely than not that all or a portion of the NOL carryforward would be realized. Upon reaching such a conclusion, the Company would immediately record the estimated net realizable value of the deferred tax asset at that time and would then provide for income taxes at a rate equal to the combined federal and state effective rates, which would approximate 40% under current tax rates, rather than the effective 4% rate currently being used. Subsequent revisions to the estimated net realizable value of the deferred tax asset could cause the provision for income taxes to vary significantly from period to period, although the cash tax payments would remain unaffected until the benefit of the NOL is utilized.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The principal market risks to which the Company is exposed that may adversely impact the Company's results of operations and financial position are changes in certain raw material prices and interest rates. The Company has no market risk sensitive instruments held for trading purposes.

     Raw materials used by the Company are exposed to the impact of changing commodity prices. The Company's most significant raw material requirements include potatoes, potato flakes, wheat flour, corn and oil. The Company attempts to minimize the effect of future price fluctuations related to the purchase of raw materials primarily through forward purchasing to cover future manufacturing requirements, generally for periods from one to 12 months. Futures contracts are not used in combination with the forward purchasing of these raw materials. The Company's procurement practices are intended to reduce the risk of future price increases, but also may potentially limit the ability to benefit from possible price decreases.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     The Company is periodically a party to various lawsuits arising in the ordinary course of business. Management believes, based on discussions with legal counsel, that the resolution of such lawsuits will not have a material adverse effect on the Company's financial condition or results of operations.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a) The annual Meeting of Shareholders of the Company (the "Meeting") was held on May 22, 2002.

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

          Name of Nominee           Votes Cast For      Votes Withheld
          ---------------           --------------      --------------
          Thomas E. Cain              13,972,152           199,282
          Thomas W. Freeze            14,148,082            23,352
          Mark S. Howells             14,147,882            23,352
          Eric J. Kufel               14,147,802            23,632
          James W. Myers              13,962,982           208,452
          Robert C. Pearson           14,138,882            32,552
          Aaron M. Shenkman           13,968,182           203,252

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits:

          99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b)  Current Reports on Form 8-K:

          Report regarding the restatement of financial information relating to EITF 01-09 (filed with the Commission on April 24, 2002).

          Report regarding a change in the Company's certifying accountant (filed with the Commission on May 14, 2002).

          Report regarding the execution by the Company and BFS Special Opportunities Trust PLC of a Waiver and Amendment No. 1 to Share Purchase Agreement (filed with the Commission on May 29, 2002).

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     POORE BROTHERS, INC.


                                     By: /s/ Eric J. Kufel
                                         ---------------------------------------
Dated: August 9, 2002                    Eric J. Kufel
                                         President and Chief Executive Officer
                                         (principal executive officer)


                                     By: /s/ Thomas W. Freeze
                                         ---------------------------------------
Dated: August 9, 2002                    Thomas W. Freeze
                                         Senior Vice President, Chief Financial
                                         Officer, Treasurer and Secretary
                                         (principal financial and accounting
                                         officer)