Form 10-Q
period 2002-09-28
POORE BROTHERS INC
filed 2002-11-12
CIK 944508

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the quarterly period ended September 28, 2002

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


Indicate by check whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 16,613,560 as of September 28, 2002.

                                TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION

ITEM 1.  UNAUDITED FINANCIAL STATEMENTS

         Consolidated balance sheets as of September 28, 2002 and
          December 31, 2001................................................    3
         Consolidated statements of operations for the quarter and
          nine months ended September 28, 2002 and September 30, 2001......    4
         Consolidated statements of cash flows for the nine months
          ended September 28, 2002 and September 30, 2001..................    5
         Notes to consolidated financial statements........................    6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          RESULTS OF OPERATIONS ...........................................   13

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK .......   17

ITEM 4.  CONTROLS AND PROCEDURES ..........................................   17


PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.................................................   18
ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.........................   18
ITEM 3.  DEFAULTS UPON SENIOR SECURITIES...................................   18
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............   18
ITEM 5.  OTHER INFORMATION.................................................   18
ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K..................................   18

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                      POORE BROTHERS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                 SEPT. 28,        DEC. 31,
                                                                                   2002             2001
                                                                                ------------    ------------
                                                                                (unaudited)
                                     ASSETS
Current assets:
  Cash .....................................................................    $    480,770    $    894,198
  Accounts receivable, net of allowance of $323,000 in 2002 and
    $219,000 in 2001 .......................................................       4,088,295       4,982,793
  Inventories ..............................................................       1,707,294       1,887,872
  Other current assets .....................................................       1,089,108         430,914
                                                                                ------------    ------------
    Total current assets ...................................................       7,365,467       8,195,777

Property and equipment, net ................................................      13,143,224      13,730,273
Goodwill, net ..............................................................       5,565,687       5,354,901
Trademarks, net ............................................................       4,207,032       4,207,032
Other assets ...............................................................         172,998         200,077
                                                                                ------------    ------------

Total assets ...............................................................    $ 30,454,408    $ 31,688,060
                                                                                ============    ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable .........................................................    $  2,096,134    $  2,430,857
  Accrued liabilities ......................................................       2,547,534       1,406,845
  Current portion of long-term debt ........................................       1,136,885       2,343,472
                                                                                ------------    ------------
    Total current liabilities ..............................................       5,780,553       6,181,174

Noncurrent liabilities .....................................................       4,596,677       8,661,255
                                                                                ------------    ------------
    Total liabilities ......................................................      10,377,230      14,842,429
                                                                                ------------    ------------

Commitments and contingencies

Shareholders' equity:
  Preferred stock, $100 par value; 50,000 shares authorized; no shares
    issued or outstanding at September 28, 2002 and December 31, 2001 ......              --              --
  Common stock, $.01 par value; 50,000,000 shares authorized; 16,613,560 and 15,687,518 shares issued and outstanding at September 28, 2002 and
    December 31, 2001, respectively ........................................         166,135         156,875
  Additional paid-in capital ...............................................      22,326,420      21,175,485
  Accumulated deficit ......................................................      (2,415,377)     (4,486,729)
                                                                                ------------    ------------
    Total shareholders' equity .............................................      20,077,178      16,845,631
                                                                                ------------    ------------

Total liabilities and shareholders' equity .................................    $ 30,454,408    $ 31,688,060
                                                                                ============    ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      POORE BROTHERS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                             QUARTER ENDED                    NINE MONTHS ENDED
                                                     ------------------------------    ------------------------------
                                                       SEPT. 28,        SEPT. 30,        SEPT. 28,        SEPT. 30,
                                                          2002             2001             2002             2001
                                                     -------------    -------------    -------------    -------------
                                                      (unaudited)      (unaudited)      (unaudited)      (unaudited)
Net revenues .....................................   $  15,209,269    $  13,870,955    $  44,845,108    $  41,619,893

Cost of revenues .................................      12,644,935       11,093,426       36,576,157       32,849,166
                                                     -------------    -------------    -------------    -------------

  Gross profit ...................................       2,564,334        2,777,529        8,268,951        8,770,727

Selling, general and administrative expenses .....       2,014,543        2,355,452        6,348,637        6,977,159
                                                     -------------    -------------    -------------    -------------

  Operating income ...............................         549,791          422,077        1,920,314        1,793,568

Other income (expense), net ......................              50               --           11,391            5,739
Interest expense, net ............................        (118,671)        (252,076)        (435,303)        (824,231)

  Income before income tax provision .............         431,170          170,001        1,496,402          975,076

Income tax credit (provision) ....................         619,950           (9,050)         574,950          (41,050)
                                                     -------------    -------------    -------------    -------------

  Net income .....................................   $   1,051,120    $     160,951    $   2,071,352    $     934,026
                                                     =============    =============    =============    =============
Earnings per common share:
  Basic ..........................................   $        0.06    $        0.01    $        0.13    $        0.06
                                                     =============    =============    =============    =============
  Diluted ........................................   $        0.06    $        0.01    $        0.12    $        0.05
                                                     =============    =============    =============    =============

Weighted average number of common shares:
  Basic ..........................................      16,362,344       15,042,765       15,964,730       15,029,886
                                                     =============    =============    =============    =============
  Diluted ........................................      17,961,882       17,920,140       17,909,308       17,690,877
                                                     =============    =============    =============    =============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      POORE BROTHERS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                        NINE MONTHS ENDED
                                                                    --------------------------
                                                                     SEPT. 28,      SEPT. 30,
                                                                        2002           2001
                                                                    -----------    -----------
                                                                    (unaudited)    (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income ....................................................   $ 2,071,352    $   934,026
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Depreciation ................................................       971,331        887,066
    Amortization ................................................        26,173        519,314
    Valuation reserves ..........................................       275,159        214,165
    Other non-cash charges ......................................       341,662        301,179
    Gain on disposition of equipment ............................        (2,924)      (167,450)
    Deferred income taxes .......................................       638,000             --
  Change in operating assets and liabilities:
    Accounts receivable .........................................       791,063     (1,107,056)
    Inventories .................................................         8,854     (1,798,009)
    Other assets and liabilities ................................    (1,414,950)      (264,786)
    Accounts payable and accrued liabilities ....................       805,966      2,696,035
                                                                    -----------    -----------
        Net cash provided by operating activities ...............     4,511,686      2,214,484
                                                                    -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment ............................      (387,264)    (2,680,053)

  Proceeds from disposition of property and equipment ...........         5,906        700,000
                                                                    -----------    -----------
        Net cash used in investing activities ...................      (381,358)    (1,980,053)
                                                                    -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock ........................       547,916         63,570
  Payments made on long-term debt ...............................    (1,653,403)    (1,809,692)
  Stock and debt issuance costs .................................            --        (10,774)
  Net increase (decrease) in working capital line of credit .....    (3,438,269)     1,350,225
                                                                    -----------    -----------
        Net cash used in financing activities ...................    (4,543,756)      (406,671)
                                                                    -----------    -----------

Net decrease in cash ............................................      (413,428)      (172,240)
Cash at beginning of period .....................................       894,198        327,553
                                                                    -----------    -----------
Cash at end of period ...........................................   $   480,770    $   155,313
                                                                    ===========    ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for interest ......................   $   421,220    $   834,175
  Summary of non-cash investing and financing activities:
      Note payable issued to purchase property and equipment ....            --        275,523
      Conversion of convertible debenture into common stock .....       401,497             --
      Common stock issued for acquisition .......................       210,782             --

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      POORE BROTHERS, INC. AND SUBSIDIARIES
              UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     GENERAL

     Poore Brothers, Inc. (the "Company"), a Delaware corporation, was organized in February 1995. In November 1998, the Company acquired the business and certain assets (including the Bob's Texas Style(R) potato chip brand) of Tejas Snacks, L.P. ("Tejas"), a Texas-based potato chip manufacturer. In October 1999, the Company acquired Wabash Foods, LLC ("Wabash") including the Tato Skins(R), O'Boisies(R), and Pizzarias(R) trademarks, and assumed all of Wabash Foods' liabilities. In June 2000, the Company acquired Boulder Natural Foods, Inc. ("Boulder") and the Boulder Potato Company(R) brand of totally natural potato chips.

     The Company is engaged in the development, production, marketing and distribution of innovative salty snack food products that are sold primarily through grocery retailers, mass merchandisers, club stores and vend distributors across the United States. The Company (i) manufactures and sells its own brands of salty snack food products, including Poore Brothers(R), Bob's Texas Style(R), and Boulder Potato Company(R) brand batch-fried potato chips and Tato Skins(R) brand potato snacks, (ii) manufactures and sells T.G.I. Friday's(R) brand salted snacks under license from TGI Friday's Inc., (iii) manufactures private label potato chips for grocery retailers in the southwest, and (iv) distributes snack food products that are manufactured by others.

     BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of Poore Brothers, Inc. and all of its wholly owned subsidiaries. All significant intercompany amounts and transactions have been eliminated. The financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all the information and footnotes required by accounting principles generally accepted in the United States. In the opinion of management, the consolidated financial statements include all adjustments necessary in order to make the consolidated financial statements not misleading. A description of the Company's accounting policies and other financial information is included in the audited financial statements filed with the Form 10-KSB for the fiscal year ended December 31, 2001. The results of operations for the nine months and quarter ended September 28, 2002 are not necessarily indicative of the results expected for the full year.

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

                      POORE BROTHERS, INC. AND SUBSIDIARIES
              UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                              QUARTER ENDED                NINE MONTHS ENDED
                                        -------------------------      -------------------------
                                         SEPT. 28,     SEPT. 30,        SEPT. 28,     SEPT. 30,
                                           2002          2001             2002          2001
                                        -----------   -----------      -----------   -----------
BASIC EARNINGS PER SHARE:
Net income                              $ 1,051,120   $   160,951      $ 2,071,352   $   934,026
                                        ===========   ===========      ===========   ===========

Weighted average number of
  common shares                          16,362,344    15,042,765       15,964,730    15,029,886
                                        ===========   ===========      ===========   ===========

Earnings per common share               $      0.06   $      0.01      $      0.13   $      0.06
                                        ===========   ===========      ===========   ===========
DILUTED EARNINGS PER SHARE:
Net income                              $ 1,051,120   $   160,951      $ 2,071,352   $   934,026
  Addback: Debenture interest                    --        10,150           16,075        31,026
                                        -----------   -----------      -----------   -----------
  Adjusted income                       $ 1,051,120   $   171,101      $ 2,087,427   $   965,052
                                        ===========   ===========      ===========   ===========
Weighted average number of
  Common shares                          16,362,344    15,042,765       15,964,730    15,029,886

Incremental shares from assumed
  conversions-
  9% Convertible debentures                      --       447,437          240,558       460,913
  Warrants                                  511,463       740,331          534,995       700,819
  Stock options                           1,088,075     1,689,607        1,169,025     1,499,259
                                        -----------   -----------      -----------   -----------
  Adjusted weighted average
    number of common shares              17,961,882    17,920,140       17,909,308    17,690,877
                                        ===========   ===========      ===========   ===========

Earnings per common share               $      0.06   $      0.01      $      0.12   $      0.05
                                        ===========   ===========      ===========   ===========

     ADOPTION OF SFAS NOS. 141 AND 142

     In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "BUSINESS COMBINATIONS," and SFAS No. 142, "GOODWILL AND OTHER INTANGIBLE ASSETS". SFAS No. 141 requires companies to apply the purchase method of accounting for all business combinations initiated after June 30, 2001 and prohibits the use of the pooling-of-interests method. SFAS No. 142 changes the method by which companies recognize intangible assets in purchase business combinations and generally requires identifiable intangible assets to be recognized separately from goodwill. In addition, it eliminates the amortization of all existing and newly acquired intangible assets with indefinite lives on a prospective basis and requires companies to assess goodwill for impairment, at least annually, based on the fair value of the reporting unit. Goodwill must be tested for impairment as of the beginning of the fiscal year in which SFAS No. 142 is adopted. The Company has completed its testing of goodwill and has determined there is no impairment as of January 1, 2002. The following table shows the pro forma impact of this adoption for the quarter and nine months ended September 28, 2002 and September 30, 2001.

                      POORE BROTHERS, INC. AND SUBSIDIARIES
              UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                          QUARTER ENDED                NINE MONTHS ENDED
                                                    -------------------------      -------------------------
                                                     SEPT. 28,     SEPT. 30,        SEPT. 28,     SEPT. 30,
                                                       2002          2001             2002          2001
                                                    -----------   -----------      -----------   -----------
NET INCOME
As reported                                         $ 1,051,120   $   160,951      $ 2,071,352   $   934,026
Add back: Goodwill and trademark amortization                --       163,026               --       489,078
                                                    -----------   -----------      -----------   -----------
Adjusted                                            $ 1,051,120   $   323,977      $ 2,071,352   $ 1,423,104
                                                    ===========   ===========      ===========   ===========
BASIC EARNINGS PER COMMON SHARE:
As reported                                         $      0.06   $      0.01      $      0.13   $      0.06
Add back: Goodwill and trademark amortization              0.00          0.01             0.00          0.03
                                                    -----------   -----------      -----------   -----------
Adjusted                                            $      0.06   $      0.02      $      0.13   $      0.09
                                                    ===========   ===========      ===========   ===========
DILUTED EARNINGS PER COMMON SHARE:
As reported                                         $      0.06   $      0.01      $      0.12   $      0.05
Add back: Goodwill and trademark amortization              0.00          0.01             0.00          0.03
                                                    -----------   -----------      -----------   -----------
Adjusted                                            $      0.06   $      0.02      $      0.12   $      0.08
                                                    ===========   ===========      ===========   ===========

     ADOPTION OF SFAS NO. 144

     In August 2001, the FASB issued SFAS No. 144, "ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS". SFAS No. 144 supercedes SFAS No. 121, "ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF" and the accounting and reporting provisions of APB Opinion No. 30, "REPORTING THE RESULTS OF OPERATIONS - REPORTING THE EFFECTS OF DISPOSAL OF A SEGMENT OF A BUSINESS, AND EXTRAORDINARY, UNUSUAL AND INFREQUENTLY OCCURRING EVENTS AND TRANSACTIONS". SFAS No. 144 modifies the method by which companies account for certain asset impairment losses. Upon adoption on January 1, 2002, the Company had no material adverse impact on its financial position or results of operations.

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

                      POORE BROTHERS, INC. AND SUBSIDIARIES
              UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                      QUARTER ENDED                NINE MONTHS ENDED
                                               ---------------------------    ---------------------------
                                                 SEPT. 28,      SEPT. 30,       SEPT. 28,      SEPT. 30,
                                                   2002           2001            2002           2001
                                               ------------   ------------    ------------   ------------
NET REVENUES
As originally reported                         $ 15,209,269   $ 14,684,558    $ 44,845,108   $ 44,551,490
Amounts reclassified                                     --       (813,603)             --     (2,931,597)
                                               ------------   ------------    ------------   ------------
New Basis                                      $ 15,209,269   $ 13,870,955    $ 44,845,108   $ 41,619,893
                                               ============   ============    ============   ============

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
As originally reported                         $  2,014,543   $  3,169,055    $  6,348,637   $  9,908,756
Amounts reclassified                                     --       (813,603)             --     (2,931,597)
                                               ------------   ------------    ------------   ------------
New Basis                                      $  2,014,543   $  2,355,452    $  6,348,637   $  6,977,159
                                               ============   ============    ============   ============

     IMPACT OF OCTOBER 2000 FIRE AT GOODYEAR, ARIZONA PLANT

     On October 28, 2000 the Company experienced a fire at the Goodyear, Arizona manufacturing plant, causing a temporary shutdown of manufacturing operations at the facility. The Company resumed full production of private label potato chips in early January of 2001 and resumed full production of batch-fried potato chips in late March of 2001. During the quarter ended March 31, 2001, the Company recorded approximately $1.4 million of incremental expenses incurred as a result of the fire, primarily associated with outsourcing production. These extra expenses were charged to "cost of revenues" and offset by a $1.4 million credit representing estimated future insurance proceeds. The Company also incurred approximately $2.3 million in building and equipment reconstruction costs in connection with the fire and the Company was advanced a total of $3.2 million by the insurance company during the nine months ended September 30, 2001. "Other income, net" on the accompanying Consolidated Statement of Operations for the nine months ended September 30, 2001 includes (i) a gain of $167,000, representing the excess of insurance proceeds over the book value of the building and equipment of $533,000 damaged by the fire, and (ii) expenses not reimbursed by the insurance company of approximately $154,000.

2.   INVENTORIES

     Inventories consisted of the following:

                                                        SEPT. 28,    DEC. 31,
                                                          2002         2001
                                                       ----------   ----------
     Finished goods .................................  $  762,459   $  588,376
     Raw materials ..................................     944,835    1,299,496
                                                       ----------   ----------
                                                       $1,707,294   $1,887,872
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

                      POORE BROTHERS, INC. AND SUBSIDIARIES
              UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     On October 7, 1999, the Company signed a $9.15 million Credit Agreement with U.S. Bancorp (the "U.S. Bancorp Credit Agreement") consisting of a $3.0 million working capital line of credit (the "U.S. Bancorp Line of Credit"), a $5.8 million term loan (the "U.S. Bancorp Term Loan A") and a $350,000 term loan (the "U.S. Bancorp Term Loan B"). Borrowings under the U.S. Bancorp Credit Agreement were used to pay off a $2.5 million line of credit and a $0.5 million term loan previously obtained by the Company from Wells Fargo Business Credit, Inc. ("Wells Fargo"), to refinance indebtedness effectively assumed by the Company in connection with the acquisition of Wabash Foods in October 1999, and is being used for general working capital needs. The U.S. Bancorp Line of Credit bears interest at an annual rate of prime plus 1%. The U.S. Bancorp Term Loan A bears interest at an annual rate of prime and requires monthly principal payments of approximately $74,000, plus interest, until maturity in July 2006. The U.S. Bancorp Term Loan B had an annual interest rate of prime plus 2.5% and required monthly principal payments of approximately $29,000, plus interest, which matured and was repaid in March 2001. Pursuant to the terms of the U.S. Bancorp Credit Agreement, the Company issued to U.S. Bancorp a warrant (the "U.S. Bancorp Warrant") to purchase 50,000 shares of Common Stock for an exercise price of $1.00 per share. The U.S. Bancorp warrant is exercisable until October 7, 2004, the date of termination of the U.S. Bancorp Warrant, and provides the holder thereof certain piggyback registration rights.

     In June 2000, the U.S Bancorp Credit Agreement was amended to include an additional $300,000 term loan (the "U.S. Bancorp Term Loan C") and to refinance a $715,000 non-interest bearing note due to U.S. Bancorp on June 30, 2000. Proceeds from the U.S. Bancorp Term Loan C were used in connection with the Boulder acquisition. The U.S. Bancorp Term Loan C had an annual rate of interest of prime plus 2% and required monthly principal payments of approximately $12,500, plus interest, until maturity in August 2002. The Company made a payment of $200,000 on the $715,000 non-interest bearing note and refinanced the balance in a term loan (the "U.S. Bancorp Term Loan D"). The U.S. Bancorp Term Loan D had an annual interest rate of prime plus 2% and required monthly principal payments of approximately $21,500, plus interest, which matured and was repaid in June 2002.

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

     As of June 29, 2002, the U.S. Bancorp Credit Agreement was amended to extend the U.S. Bancorp Line of Credit maturity date by two years to October 31, 2005, and modify certain financial covenants.

     The U.S. Bancorp Credit Agreement is secured by accounts receivable, inventories, equipment and general intangibles. Borrowings under the U.S. Bancorp Line of Credit are limited to 80% of eligible receivables and 60% of eligible inventories. At September 28, 2002, the Company had a borrowing base of approximately $3,400,000 under the U.S. Bancorp Line of Credit. The U.S. Bancorp Credit Agreement requires the Company to be in compliance with certain financial performance criteria, including minimum annual operating results, a minimum tangible capital base and a minimum fixed charge coverage ratio. At September 28, 2002 the Company was in compliance with all of the financial covenants. Management believes that the fulfillment of the Company's plans and objectives will enable the Company to attain a sufficient level of profitability to remain in compliance with the financial performance criteria. There can be no assurance, however, that the Company will remain in compliance. Any acceleration under the U.S. Bancorp Credit Agreement prior to the scheduled maturity of the U.S. Bancorp Line of Credit or the U.S. Bancorp Term Loans could have a material adverse effect upon the Company.

                      POORE BROTHERS, INC. AND SUBSIDIARIES
              UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     As of September 28, 2002, there was no outstanding balance on the U.S. Bancorp Line of Credit, $3,405,000 on the U.S. Bancorp Term Loan A, and $161,000 on the CapEx Term Loan.

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

5.   BUSINESS SEGMENTS AND SIGNIFICANT CUSTOMERS

     For the nine months ended September 28, 2002, one national warehouse club/mass merchandiser customer and one national vending distributor of the Company accounted for $9.1 million, or 20.4%, and $5.6 million, or 12.6%, respectively, of the Company's consolidated net revenues. For the nine months ended September 30, 2001, one national warehouse club customer and one national vending distributor of the Company accounted for $8.0 million, or 19.1%, and $5.0 million, or 12.0%, respectively, of the Company's consolidated net revenues.

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

                                                          MANUFACTURED     DISTRIBUTED
                                                            PRODUCTS        PRODUCTS       CONSOLIDATED
                                                          ------------     -----------     ------------
QUARTER ENDED SEPTEMBER 28, 2002
  Revenues from external customers ..................      $14,270,488     $   938,781      $15,209,269
  Depreciation and amortization in segment
    gross profit ....................................           95,581              --           95,581
  Segment gross profit ..............................        2,442,168         122,166        2,564,334

QUARTER ENDED SEPTEMBER 30, 2001
  Revenues from external customers ..................      $12,619,777     $ 1,251,178      $13,870,955
  Depreciation and amortization in segment
    gross profit ....................................          220,751              --          220,751
  Segment gross profit ..............................        2,811,976         (34,447)       2,777,529

                      POORE BROTHERS, INC. AND SUBSIDIARIES
              UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                          MANUFACTURED     DISTRIBUTED
                                                            PRODUCTS        PRODUCTS       CONSOLIDATED
                                                          ------------     -----------     ------------
NINE MONTHS ENDED SEPTEMBER 28, 2002
  Revenues from external customers ..................      $41,890,848     $ 2,954,260      $44,845,108
  Depreciation and amortization in segment
    gross profit ....................................          706,815              --          706,815
  Segment gross profit ..............................        7,902,411         366,540        8,268,951

NINE MONTHS ENDED SEPTEMBER 30, 2001
  Revenues from external customers ..................      $37,900,291     $ 3,719,602      $41,619,893
  Depreciation and amortization in segment
    gross profit ....................................          655,293              --          655,293
  Segment gross profit ..............................        8,730,139          40,588        8,770,727

     The following table reconciles reportable segment gross profit to the Company's consolidated income before income taxes.

                                                                  QUARTER ENDED                 NINE MONTHS ENDED
                                                           ---------------------------      ---------------------------
                                                            SEPT. 28,       SEPT. 30,        SEPT. 28,       SEPT. 30,
                                                              2002            2001             2002            2001
                                                           -----------     -----------      -----------     -----------
Consolidated segment gross profit ...................      $ 2,564,334     $ 2,777,529      $ 8,268,951     $ 8,770,727
Unallocated amounts:
  Selling, general and administrative expenses ......       (2,014,543)     (2,355,452)      (6,348,637)     (6,977,159)
  Other (income) expense, net .......................               50              --           11,391           5,739
  Interest expense, net .............................         (118,671)       (252,076)        (435,303)       (824,231)
                                                           -----------     -----------      -----------     -----------
Income before income tax provision ..................      $   431,170     $   170,001      $ 1,496,402     $   975,076
                                                           ===========     ===========      ===========     ===========

6.   INCOME TAXES

     The income tax provision recorded in the quarter ended September 30, 2001 and for the nine month period then ended is a provision for state income taxes only. The Company has been modestly profitable since 1999; however, it experienced significant net losses in prior fiscal years resulting in a net operating loss ("NOL") carryforward for federal income tax purposes. Generally accepted accounting principles require that the Company record a valuation allowance against the deferred tax asset associated with this NOL if it is "more likely than not" that the Company will not be able to utilize it to offset future taxes. During the quarter ended September 28, 2002, the Company concluded that realization of its tax benefits from net operating loss carryforwards was more likely than not. As a result, the valuation allowance for deferred tax assets was reversed, resulting in a one-time, non-cash tax benefit of $0.6 million. In accordance with generally accepted accounting principles, the Company will begin recognizing income tax provisions beginning with fourth quarter 2002 financial results.

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

     RESULTS OF OPERATIONS

     QUARTER ENDED SEPTEMBER 28, 2002 COMPARED TO THE QUARTER ENDED SEPTEMBER 30, 2001.

     The Company reported third quarter net revenue of $15.2 million, a 10% increase over third quarter 2001 net revenue of $13.9 million; third quarter 2001 net revenue included approximately $0.3 million from the Company's Texas merchandising operation, which was sold in the fourth quarter of 2001. The growth in net revenue was attributable to a nearly 50% increase in T.G.I. FRIDAY'S(R) brand salted snack revenues which accounted for approximately two-thirds of total net revenues in the quarter. T.G.I. FRIDAY'S(R) brand salted snacks' growth was partially offset by lower shipments of Tato Skins(R) brand snacks in the vending channel, due to deliberate cannibalization by T.G.I. FRIDAY'S(R) brand salted snacks, and by lower shipments of private label potato chips. Revenues from the Company's kettle-cooked potato chip brands and distributed products were flat.

     Net income of $1.1 million, or $0.06 per basic and diluted share, was favorably impacted by a deferred tax valuation allowance reversal of $0.6 million, or approximately $0.04 per basic and diluted share. Excluding the deferred tax valuation allowance reversal, net income increased 157% to a third quarter record of $0.4 million, or $0.03 per basic and $0.02 per diluted share, from $0.2 million, or $0.01 per basic and diluted share, in the prior-year quarter. The Company's improved profitability was attributable to increased revenue and improved operating efficiencies, which also allowed the Company to significantly increase promotional spending to support future growth, particularly for T.G.I. FRIDAY'S(R) brand salted snacks.

     While manufacturing efficiencies improved due to increased revenues, gross profit declined 8% to $2.6 million, or 17% of net revenue, solely due to the previously mentioned increased promotional marketing programs. Profits were also positively affected by both lower selling, general and administrative expenses, which declined 14% to $2.0 million due to reduced spending levels and lower amortization expense, and lower interest expense, which declined 53% to $0.1 million due to reduced indebtedness, improved working capital management and lower interest rates.

     During the third quarter, the Company concluded that realization of its tax benefits from net operating loss carryforwards was more likely than not. As a result, the valuation allowance for deferred tax assets was reversed, resulting in a one-time, non-cash benefit of $0.6 million. In accordance with generally accepted accounting principles, the Company will begin recognizing income tax provisions beginning with fourth-quarter 2002 financial results.

     NINE MONTHS ENDED SEPTEMBER 28, 2002 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2001.

     For the nine months ended September 28, 2002, net revenue increased 8% to a record $44.8 million from $41.6 million in the first nine months of the prior year; 2001 net revenue included $1.0 million from the Company's Texas merchandising operation, which was sold in the fourth quarter of 2001. The growth in net revenue was attributable to a substantial increase in T.G.I. FRIDAY'S(R) brand salted snack revenues, which accounted for approximately two-thirds of total revenues in the nine months. T.G.I. FRIDAY'S(R) brand salted snacks' growth continues to be partially offset by lower shipments of Tato Skins(R) and Poore Brothers(R) brand snacks in the vending channel, due to deliberate cannibalization by T.G.I. FRIDAY'S(R) brand salted snacks, and by lower shipments of private label potato chips. Total revenues from the Company's other kettle-cooked potato chip brands and distributed products rose modestly.

     Net income of $2.1 million, or $0.13 per basic and $0.12 per diluted share, was also favorably impacted by the deferred tax valuation allowance reversal of $0.6 million, or $0.04 per basic and diluted share. Excluding the deferred tax valuation allowance reversal, net income increased 53% to $1.4 million, or $0.09 per basic and $0.08 per diluted share, from $0.9 million, or $0.06 per basic and $0.05 per diluted share, in the prior year. The Company's improved profitability was attributable to increased revenue and improved operating efficiencies, which also allowed the Company to significantly increase promotional spending to support future growth, particularly for T.G.I. FRIDAY'S(R) brand salted snacks.

     While manufacturing efficiencies improved due to increased revenues, gross profit declined 6% to $8.3 million, or 18% of net revenue, solely due to the previously mentioned increased promotional marketing programs. Profits were also positively affected by both lower selling, general and administrative expenses, which declined 9% to $6.3 million due to reduced spending levels and lower amortization expense, and lower interest expense, which declined 47% to $0.4 million due to reduced indebtedness, improved working capital management and lower interest rates.

     During the third quarter, the Company concluded that realization of its tax benefits from net operating loss carryforwards was more likely than not. As a result, the valuation allowance for deferred tax assets was reversed, resulting in a one-time, non-cash benefit of $0.6 million. In accordance with generally accepted accounting principles, the Company will begin recognizing income tax provisions beginning with the fourth quarter 2002 financial results.

     LIQUIDITY AND CAPITAL RESOURCES

     Net working capital was $1.6 million (a current ratio of 1.27:1) at September 28, 2002 and $2.0 million (a current ratio of 1.33:1) at December 31, 2001. For the nine months ended September 28, 2002, the Company generated cash flow of $4.5 million from operating activities, principally from operating results, a decrease in accounts receivable and an increase in accrued liabilities, invested $0.4 million in new equipment, reduced the line of credit by $3.4 million and made $1.7 million in payments on long-term debt.

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

     On October 7, 1999, the Company signed a $9.15 million Credit Agreement with U.S. Bancorp (the "U.S. Bancorp Credit Agreement") consisting of a $3.0 million working capital line of credit (the "U.S. Bancorp Line of Credit"), a $5.8 million term loan (the "U.S. Bancorp Term Loan A") and a $350,000 term loan (the "U.S. Bancorp Term Loan B"). Borrowings under the U.S. Bancorp Credit Agreement were used to pay off a $2.5 million line of credit and a $0.5 million term loan previously obtained by the Company from Wells Fargo Business Credit, Inc. ("Wells Fargo"), to refinance indebtedness effectively assumed by the Company in connection with the acquisition of Wabash Foods in October 1999, and is being used for general working capital needs. The U.S. Bancorp Line of Credit bears interest at an annual rate of prime plus 1%. The U.S. Bancorp Term Loan A bears interest at an annual rate of prime and requires monthly principal payments of approximately $74,000, plus interest, until maturity in July 2006. The U.S. Bancorp Term Loan B had an annual interest rate of prime plus 2.5% and required monthly principal payments of approximately $29,000, plus interest, which matured and was repaid in March 2001. Pursuant to the terms of the U.S. Bancorp Credit Agreement, the Company issued to U.S. Bancorp a warrant (the "U.S. Bancorp Warrant") to purchase 50,000 shares of Common Stock for an exercise price of $1.00 per share. The U.S. Bancorp warrant is exercisable until October 7, 2004, the date of termination of the U.S. Bancorp Warrant, and provides the holder thereof certain piggyback registration rights.

     In June 2000, the U.S Bancorp Credit Agreement was amended to include an additional $300,000 term loan (the "U.S. Bancorp Term Loan C") and to refinance a $715,000 non-interest bearing note due to U.S. Bancorp on June 30, 2000. Proceeds from the U.S. Bancorp Term Loan C were used in connection with the Boulder acquisition. The U.S. Bancorp Term Loan C had an annual interest rate of prime plus 2% and required monthly principal payments of approximately $12,500, plus interest, until maturity in August 2002. The Company made a payment of $200,000 on the $715,000 non-interest bearing note and refinanced the balance in a term loan (the "U.S. Bancorp Term Loan D"). The U.S. Bancorp Term Loan D had an annual rate of interest of prime plus 2% and required monthly principal payments of approximately $21,500, plus interest, which matured and was repaid in June 2002.

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

     As of June 29, 2002, the U.S. Bancorp Credit Agreement was amended to extend the U.S. Bancorp Line of Credit maturity date by two years to October 31, 2005, and modify certain financial covenants.

     The U.S. Bancorp Credit Agreement is secured by accounts receivable, inventories, equipment and general intangibles. Borrowings under the U.S. Bancorp Line of Credit are limited to 80% of eligible receivables and 60% of eligible inventories. At September 28, 2002, the Company had a borrowing base of approximately $3,400,000 under the U.S. Bancorp Line of Credit. The U.S. Bancorp Credit Agreement requires the Company to be in compliance with certain financial performance criteria, including minimum annual operating results, a minimum tangible capital base and a minimum fixed charge coverage ratio. At September 28, 2002 the Company was in compliance with the financial covenants. Management believes that the fulfillment of the Company's plans and objectives will enable the Company to attain a sufficient level of profitability to remain in compliance with all financial performance criteria. There can be no assurance, however, that the Company will remain in compliance. Any acceleration under the U.S. Bancorp Credit Agreement prior to the scheduled maturity of the U.S. Bancorp Line of Credit or the U.S. Bancorp Term Loans could have a material adverse effect upon the Company.

     As of September 28, 2002, there was no outstanding balance on the U.S. Bancorp Line of Credit, $3,405,000 on the U.S. Bancorp Term Loan A, and $161,000 on the CapEx Term Loan.

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

     MANAGEMENT'S PLANS

     In connection with the implementation of the Company's business strategy, the Company may incur operating losses in the future and may require future debt or equity financings (particularly in connection with future strategic acquisitions, new brand introductions or capital expenditures). Expenditures relating to acquisition-related integration costs, market and territory expansion and new product development and introduction may adversely affect promotional and operating expenses and consequently may adversely affect operating and net income. These types of expenditures are expensed for accounting purposes as incurred, while revenue generated from the result of such expansion or new products may benefit future periods. Management believes that the Company will generate positive cash flow from operations during the next twelve months, which, along with its existing working capital and borrowing facilities, will enable the Company to meet its operating cash requirements for the next twelve months. The belief is based on current operating plans and certain assumptions, including those relating to the Company's future revenue levels and expenditures, industry and general economic conditions and other conditions. If any of these factors change, the Company may require future debt or equity financings to meet its business requirements. There can be no assurance that any required financings will be available or, if available, on terms attractive to the Company.

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

     INCOME TAXES. The Company has been modestly profitable since 1999; however, it experienced significant net losses in prior fiscal years resulting in a net operating loss ("NOL") carryforward for federal income tax purposes of approximately $4.7 million at December 31, 2001. Generally accepted accounting principles require that the Company record a valuation allowance against the deferred tax asset associated with this NOL if it is "more likely than not" that the Company will not be able to utilize it to offset future taxes. During the quarter ended September 28, 2002, the Company concluded that realization of its tax benefits from net operating loss carryforwards was more likely than not. As a result, the valuation allowance for deferred tax assets was reversed, resulting in a one-time, non-cash tax benefit of $0.6 million. In accordance with generally accepted accounting principles, the Company will begin recognizing income tax provisions beginning with fourth quarter 2002 financial results.

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

     The Company also has interest rate risk with respect to interest expense on variable rate debt, with rates based upon changes in the prime rate. Therefore, the Company has an exposure to changes in those rates. At September 28, 2002 and December 31, 2001, the Company had $3.6 million and $8.0 million of variable rate debt outstanding. A hypothetical 10% adverse change in weighted average interest rates during fiscal 2001 and 2000 would have had an unfavorable impact of $0.036 million and $0.08 million respectively, on both the Company's net earnings and cash flows.

ITEM 4. CONTROLS AND PROCEDURES

     As required by SEC Rule 13a-15 promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act), within 90 days prior to the filing date of this report, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's President and Chief Executive Officer and the Company's Chief Financial Officer. Based upon that evaluation, the Company's President and Chief Executive Officer and the Company's Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. Subsequent to the date the Company carried out its evaluation, there have been no significant changes in the Company's internal controls or in other factors which could significantly affect internal controls.

     Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in Company reports filed under the Exchange Act is accumulated and communicated to management, including the Company's Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

     None.

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     10.1 -- Fourth Amendment to Credit Agreement (dated as of June 29, 2002), by and between the Company and U.S. Bank National Association. (1)

     99.1 -- Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     99.2 -- Restatement of financial information relating to EITF 01-09, "Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products" for the years ended December 31, 2000, December 31, 1999 and December 31, 1998. (1)

----------
(1)  Filed herewith.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       POORE BROTHERS, INC.

                                       By: /s/ Eric J. Kufel
                                           ------------------------------------
Dated: November 11, 2002                   Eric J. Kufel
                                           President and Chief Executive Officer
                                           (principal executive officer)


                                       By: /s/ Thomas W. Freeze
                                           -------------------------------------
Dated: November 11, 2002                   Thomas W. Freeze
                                           Senior Vice President, Chief
                                           Financial Officer, Treasurer and
                                           Secretary (principal financial and
                                           accounting officer)

                                 CERTIFICATIONS

     I, Eric J. Kufel, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Poore Brothers, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)  Presented  in  this  quarterly   report  our   conclusions   about  the
effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 11, 2002

/s/ Eric J. Kufel
-------------------------------------
Eric J. Kufel
President and Chief Executive Officer
(principal executive officer)

                                 CERTIFICATIONS

     I, Thomas W. Freeze, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Poore Brothers, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)  Presented  in  this  quarterly   report  our   conclusions   about  the
effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 11, 2002

/s/ Thomas W. Freeze
--------------------------------------------
Thomas W. Freeze
Senior Vice President, Chief Financial
Officer, Treasurer and Secretary
(principal financial and accounting officer)

                                  EXHIBIT INDEX

10.1 -- Fourth Amendment to Credit Agreement (dated as of June 29, 2002), by and between the Company and U.S. Bank National Association

99.1 -- Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
        Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 -- Restatement of financial information relating to EITF 01-09, "Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products" for the years ended December 31, 2000, December 31, 1999 and December 31, 1998.