Form 10-Q/A
period 2002-09-28
POORE BROTHERS INC
filed 2003-01-31
CIK 944508

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A
                                 Amendment No. 1

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

                                EXPLANATORY NOTE

     This Form 10-Q/A (Amendment No. 1) amends the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 28, 2002, as filed by the Registrant with the Securities and Exchange Commission on November 11, 2002, and is being filed to amend and restate Exhibit 99.2 thereof. The report, as amended hereby, speaks of the original filing date and, except as indicated, has not been updated to reflect events occurring subsequent to the original filing date.

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

                                       POORE BROTHERS, INC.

                                       By: /s/ Eric J. Kufel
                                           ------------------------------------
Dated: January 31, 2003                    Eric J. Kufel
                                           President and Chief Executive Officer
                                           (principal executive officer)


                                       By: /s/ Thomas W. Freeze
                                           -------------------------------------
Dated: January 31, 2003                    Thomas W. Freeze
                                           Senior Vice President, Chief
                                           Financial Officer, Treasurer and
                                           Secretary (principal financial and
                                           accounting officer)

                                 CERTIFICATIONS

     I, Eric J. Kufel, certify that:

     1. I have reviewed this quarterly report on Form 10-Q/A (Amendment No. 1) of Poore Brothers, Inc.;

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

Date: January 31, 2003

/s/ Eric J. Kufel
-------------------------------------
Eric J. Kufel
President and Chief Executive Officer
(principal executive officer)

                                 CERTIFICATIONS

     I, Thomas W. Freeze, certify that:

     1. I have reviewed this quarterly report on Form 10-Q/A (Amendment No. 1) of Poore Brothers, Inc.;

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

Date: January 31, 2003

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