Form 10-K
period 2002-12-28
POORE BROTHERS INC
filed 2003-03-28
CIK 944508

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 28, 2002

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                           3500 South La Cometa Drive
                             Goodyear, Arizona 85338
               (Address of principal executive offices)(Zip Code)

       Registrant's telephone number, including area code: (623) 932-6200

                           ---------------------------

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

            Title of Class             Name of exchange on which registered
     ----------------------------      ------------------------------------
     Common Stock, $.01 par value                     Nasdaq

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

The aggregate market value of the voting stock (Common Stock, $.01 par value) held by non-affiliates of the Registrant was $15,031,234 based upon the closing market price on March 23, 2003.

The number of issued and outstanding shares of Common Stock, $.01 par value, as of March 23, 2003 was 16,729,911.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Registrant's Annual Meeting of Shareholders to be held on May 20, 2003 are incorporated by reference into Part III of this Form 10-K.

                                TABLE OF CONTENTS

                                     PART I

Item 1.    Description of Business                                             4
Item 2.    Description of Property                                            14
Item 3.    Legal Proceedings                                                  15
Item 4.    Submission of Matters to a Vote of Security Holders                15

                                     PART II

Item 5.    Market for Registrant's Common Equity and Related
             Stockholder Matters                                              15
Item 6.    Selected Financial Data                                            15
Item 7.    Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                        16
Item 7A.   Quantitative and Qualitative Disclosures about Market Risk         21
Item 8.    Financial Statements and Supplementary Data                        22
Item 9.    Changes in and Disagreements with Auditors on Accounting
             and Financial Disclosure                                         22

                                    PART III

Item 10.   Directors and Executive Officers of the Registrant                 22
Item 11.   Executive Compensation                                             23
Item 12.   Security Ownership of Certain Beneficial Owners and Management     23
Item 13.   Certain Relationships and Related Transactions                     23

                                     PART IV

Item 14.   Controls and Procedures                                            23
Item 15.   Exhibits, Financial Statement Schedules, and Reports of
             Form 8-K                                                         24

            CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, including all documents incorporated by reference, includes "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 12E of the Securities Exchange Act of 1934, as amended, and the Private
Securities Litigation Reform Act of 1995, and Poore Brothers, Inc. (the "Company") desires to take advantage of the "safe harbor" provisions thereof. Therefore, the Company is including this statement for the express purpose of availing itself of the protections of the safe harbor with respect to all of such forward-looking statements. In this Annual Report on Form 10-K, the words "anticipates," "believes," "expects," "intends," "estimates," "projects," "will likely result," "will continue," "future" and similar terms and expressions identify forward-looking statements. The forward-looking statements in this Annual Report on Form 10-K reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, including specifically the Company's relatively brief operating history, significant historical operating losses and the possibility of future operating losses, the possibility that the Company will need additional financing due to future operating losses or in order to implement the Company's business strategy, the possible diversion of management resources from the day-to-day operations of the Company as a result of strategic acquisitions, potential difficulties resulting from the integration of acquired businesses with the Company's business, other acquisition-related risks, significant competition, risks related to the food products industry, volatility of the market price of the Company's common stock, par value $.01 per share (the "Common Stock"), the possible de-listing of the Common Stock from the Nasdaq SmallCap Market if the Company fails to satisfy the applicable listing criteria (including a minimum share price) in the future and those other risks and uncertainties discussed herein, that could cause actual results to differ materially from historical results or those anticipated. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this Annual Report on Form 10-K will in fact transpire or prove to be accurate. Readers are cautioned to consider the specific risk factors described herein and in "Risk Factors," and not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that may arise after the date hereof. All subsequent written or oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by this section.

ITEM 1. DESCRIPTION OF BUSINESS

BUSINESS

     Poore Brothers, Inc. and its subsidiaries (collectively, "the Company") are engaged in the development, production, marketing and distribution of innovative salted snack food products that are sold primarily through grocery retailers, mass merchandisers, club stores and vend distributors across the United States. The Company (i) manufactures and sells T.G.I. Friday's(R) brand salted snacks under license from TGI Friday's Inc., (ii) manufactures and sells its own brands of salted snack food products including Poore Brothers(R), Bob's Texas Style(R), and Boulder Potato Company(R) brand batch-fried potato chips and Tato Skins(R) brand potato snacks, (iii) manufactures private label potato chips for grocery retail chains in the southwest, and (iv) distributes snack food products that are manufactured by others.

     For the fiscal year ended December 28, 2002, net revenues totaled $59,348,471. In fiscal 2002, approximately 93% of revenues were attributable to products manufactured by the Company (89% branded snack food products, 5% private label products) and approximately 7% of revenues were attributable to the distribution by the Company of snack food products manufactured by other companies. For the fiscal year ended December 31, 2001, net revenues totaled $53,904,816. In fiscal 2001, approximately 91% of revenues were attributable to products manufactured by the Company (84% branded snack food products, 7% private label products) and approximately 9% of revenues were attributable to the distribution by the Company of snack food products manufactured by other companies. For the fiscal year ended December 31, 2000, net revenues totaled $39,055,082. In fiscal 2000, approximately 87% of revenues were attributable to products manufactured by the Company (72% branded snack food products, 15% private label products) and approximately 13% of revenues were attributable to the distribution by the Company of snack food products manufactured by other companies. The Company sells its T.G.I. Friday's(R) brand salted snack products to retailers, mass merchandisers and club stores directly and the rest of its products to retailers and vend operators through independent distributors. See
Note 10 "BUSINESS SEGMENTS AND SIGNIFICANT CUSTOMERS" to the financial statements included in Item 8.

     The Company produces T.G.I. Friday's(R) brand salted snacks and Tato Skins(R) brand potato snacks utilizing a sheeting and frying process that includes patented technology. The Company licenses the patented technology from a third party and has an exclusive right to use the technology within North America until the patents expire between 2004 and 2006. T.G.I. Friday's(R) brand salted snacks and Tato Skins(R) brand potato snacks are offered in several different flavors and formulations. These products are manufactured at the Company's leased facility in Bluffton, Indiana. The Company acquired the Bluffton, Indiana manufacturing operation in October 1999 as part of its acquisition of Wabash Foods, LLC ("Wabash Foods"). In December 2002, Warner Bros. Consumer Products granted the Company rights to introduce an innovative new brand of salted snacks featuring Looney Tunes(TM) characters. The Company plans to launch the new brand nationwide in the summer of 2003 under a multi-year agreement that grants the Company exclusive salted snack category brand licensing and promotional rights for Looney Tunes(TM) characters. See "PRODUCTS" and "PATENTS AND TRADEMARKS".

     Poore Brothers(R), Bob's Texas Style(R) and Boulder Potato Company(R) brand potato chips are manufactured with a batch-frying process that the Company believes produces potato chips with enhanced crispness and flavor. Poore Brothers(R) potato chips are currently offered in 11 flavors, Bob's Texas Style(R) potato chips are currently offered in six flavors, and Boulder Potato Company(R) potato chips are currently offered in seven flavors. The Company also manufactures potato chips for sale on a private label basis using a continuous frying process. The Company's potato chips are manufactured at a Company-owned facility in Goodyear, Arizona. See "PRODUCTS" and "MARKETING AND DISTRIBUTION."

     The Company's business objective is to be a leading developer, manufacturer, marketer and distributor of innovative branded salted snack foods by providing high quality products at competitive prices that are superior in taste, texture, flavor variety and brand personality to comparable products. A significant element of the Company's growth strategy is to develop, acquire or license innovative salted snack food brands that provide strategic fit and possess strong national brand equity in order to expand, complement or diversify the Company's existing business. The Company also plans to increase sales of its existing products, increase distribution revenues and continue to improve its manufacturing capacity utilization. See "BUSINESS STRATEGY."

     The Company's executive offices are located at 3500 South La Cometa Drive, Goodyear, Arizona 85338, and its telephone number is (623) 932-6200.

COMPANY HISTORY

     The Company, a Delaware corporation, was formed in 1995 as a holding company to acquire a potato chip manufacturing and distribution business which had been founded by Donald and James Poore in 1986.

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

     On November 4, 1998, the Company acquired the business and certain assets of Tejas Snacks, L.P., a Texas-based potato chip manufacturer, including Bob's Texas Style(R) potato chips brand, inventories and certain capital equipment. In consideration for these assets, the Company issued 523,077 unregistered shares of Common Stock with a fair value at the time of $450,000 and paid approximately $1,250,000 in cash.

     On October 7, 1999, the Company acquired Wabash Foods, including the Tato Skins(R), O'Boisies(R), and Pizzarias(R) trademarks for a total purchase price of $12,763,000. The Company acquired all of the membership interests of Wabash Foods from Pate Foods Corporation in exchange for (i) the issuance of 4,400,000 unregistered shares of Common Stock, (ii) the issuance of a five-year warrant to purchase 400,000 unregistered shares of Common Stock at an exercise price of $1.00 per share, and (iii) the effective assumption of $8,073,000 in liabilities.

     On June 8, 2000, the Company acquired Boulder Natural Foods, Inc. and the business and certain related assets and liabilities of Boulder Potato Company, a Colorado-based potato chip marketer and distributor. The assets included the Boulder Potato Company(R) and Boulder Chips(TM) brand, accounts receivable, inventories, certain other intangible assets and specified liabilities. In consideration for these assets and liabilities, the Company paid a total purchase price of $2,637,000, consisting of: (i) the issuance of 725,252 unregistered shares of Common Stock with a fair value at the time of $1,235,000,
(ii) a cash payment of $301,000, (iii) the issuance of a promissory note to the seller in the amount of $830,000, and (iv) the assumption of $271,000 in liabilities. In addition, the Company was required to issue additional unregistered shares of Common Stock to the seller on each of the first two (and may on the third) anniversaries of the closing of the acquisition. Any such issuances will be dependent upon, and will be calculated based upon, increases in sales of Boulder Potato Company(R) products as compared to previous periods.

     In October 2000, the Company launched its T.G.I. Friday's(R) brand salted snacks pursuant to a license agreement with TGI Friday's Inc., which expires in 2014.

     On December 27, 2001, the Company completed the sale of 586,855 shares of Common Stock at an offering price of $2.13 per share to BFS US Special Opportunities Trust PLC, a fund managed by Renaissance Capital, in a private placement transaction.

     In December 2002, Warner Bros. Consumer Products granted the Company rights to introduce an innovative new brand of salted snacks featuring Looney Tunes(TM) characters. The Company plans to launch the new brand nationwide in the summer of 2003 under a multi-year agreement that grants the Company exclusive salted snack category brand licensing and promotional rights for Looney Tunes(TM) characters.

BUSINESS STRATEGY

     The Company's business objective is to be a leading developer, manufacturer, marketer and distributor of innovative branded salted snack foods by providing high quality products at competitive prices that are superior in taste, texture, flavor variety and brand personality to comparable products. A significant element of the Company's growth strategy is to develop, acquire or license innovative salted snack food brands that provide strategic fit and possess strong national brand equity in order to expand, complement or diversify the Company's existing business. The Company also plans to increase sales of its existing products, increase distribution revenues and continue to improve its manufacturing capacity utilization. The primary elements of the Company's business strategy are as follows:

          DEVELOP, ACQUIRE OR LICENSE INNOVATIVE SNACK FOOD BRANDS. A significant element of the Company's growth strategy is to develop, acquire or license innovative salted snack food brands that provide strategic fit and possess strong national brand equity in order to expand, complement or diversify the Company's existing business. The acquisitions of the Bob's Texas Style(R), Tato Skins(R) and Boulder Potato Company(R) brands in November 1998, October 1999 and June 2000, respectively, were three such strategic acquisitions. In addition, in October 2000 the Company launched the T.G.I. Friday's(R) brand salted snacks under a license from TGI Friday's Inc. In December 2002, Warner Bros. Consumer Products granted the Company rights to introduce an innovative new brand of salted snacks featuring Looney Tunes(TM) characters. The Company plans to launch the new brand nationwide in the summer of 2003 under a multi-year agreement that grants the Company exclusive salted snack category brand licensing and promotional rights for Looney Tunes(TM) characters. The Company will continue to seek to develop, acquire or license additional brands with strong, differentiated snack food product opportunities.

          BUILD BRANDED SNACK FOOD REVENUES. The Company plans to build the market share of its branded products through continued trade advertising and promotional activity in selected markets and channels. Marketing efforts include, among other things, joint advertising with distributors, supermarkets and other manufacturers, in-store advertisements and in-store displays. The Company also participates in selected event sponsorships and marketing relationships with the Arizona Diamondbacks baseball team. The Company believes that these events offer opportunities to conduct mass sampling to motivate consumers to try its branded products. Opportunities to achieve new or expanded distribution in alternate channels, such as airlines and the national vend channel, will continue to be targeted.

          IMPROVE MANUFACTURING CAPACITY UTILIZATION. The Company's Arizona and Indiana facilities are currently operating at approximately sixty percent and forty percent of their respective capacities. The Company believes that additional improvements to manufactured products' gross profit margins are possible with the achievement of the business strategies discussed above. Depending on product mix, the Company believes that the existing manufacturing facilities could produce, in the aggregate, up to $150 million in annual revenue volume and thereby further reduce manufacturing product costs.

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

PRODUCTS

     MANUFACTURED SNACK FOOD PRODUCTS. The Company produces T.G.I. Friday's(R)brand salted snacks and Tato Skins(R)brand potato crisps utilizing a sheeting and frying process. T.G.I. Friday's(R)brand salted snacks and Tato
Skins(R)brand potato crisps are offered in several different flavors and formulations.

     Poore Brothers(R), Bob's Texas Style(R), and Boulder Potato Company(R) brand potato chips are marketed by the Company as premium products based on their distinctive combination of cooking method and variety of distinctive flavors. Poore Brothers(R) potato chips are currently offered in 11 flavors, Bob's Texas Style(R) potato chips are currently offered in six flavors, and Boulder Potato Company(R) potato chips are currently offered in seven flavors.

     The Company currently has agreements with several California and Arizona grocery chains pursuant to which the Company produces their respective private label potato chips in the styles and flavors specified by such grocery chains.

     DISTRIBUTED  SNACK  FOOD  PRODUCTS.   The  Company  purchases  and  resells
throughout Arizona snack food products manufactured by others. Such products include pretzels, popcorn, dips, and meat snacks.

MANUFACTURING

     The Company's manufacturing facility in Bluffton, Indiana includes three fryer lines that can produce an aggregate of up to approximately 9,000 pounds per hour of T.G.I. Friday's(R) and Tato Skins(R) brand products. The Indiana facility is currently operating at approximately forty percent of capacity. The T.G.I. Friday's(R) and Tato Skins(R) brand products are produced utilizing a sheeting and frying process that includes patented technology utilized by the Company. The Company licenses the technology from a third party and has an exclusive right to use the technology within North America until the patents expire between 2004 and 2006. See "PATENTS AND TRADEMARKS."

     The Company believes that a key element of the success to date of the Poore Brothers(R), Bob's Texas Style(R) and Boulder Potato Company(R) brand potato chips has been the Company's use of certain cooking techniques and key ingredients in the manufacturing process to produce potato chips with improved flavor. These techniques currently involve two elements: the Company's use of a batch frying process, as opposed to the conventional continuous line cooking method, and the Company's use of distinctive seasonings to produce potato chips in a variety of flavors. The Company believes that although the batch frying process produces less volume, it is superior to conventional continuous line cooking methods because it enhances crispness and flavor through greater control over temperature and other cooking conditions.

     In September 1997, the Company consolidated all of its manufacturing operations into its present facility in Goodyear, Arizona, which was newly constructed at the time and, in connection therewith, discontinued manufacturing operations at a facility in LaVergne, Tennessee. In 1999, the Company purchased and installed additional batch frying equipment in the Arizona facility. The Arizona facility has the capacity to produce up to approximately 3,500 pounds of potato chips per hour, including 1,400 pounds of batch fried branded potato chips per hour and 2,100 pounds of continuous fried private label potato chips per hour. The Company owns additional batch frying equipment which, if needed, could be installed without significant time or cost, and which would result in increased capacity to produce the batch fried potato chips. The Arizona facility is currently operating at approximately sixty percent of capacity.

     On October 28, 2000, the Company experienced a fire at the Arizona facility, causing a temporary shutdown of manufacturing operations at the facility. There was extensive damage to the roof and equipment utilities in the potato chip processing area. Third party manufacturers agreed to provide the Company with production volume to satisfy nearly all of the Company's anticipated customers' needs during the shutdown. The Company continued to season and package the bulk product received from third party manufacturers. The Company resumed full production in March 2001.

     There can be no assurance that the Company will obtain sufficient business to recoup the Company's investments in its manufacturing facilities or to increase the utilization rates of such facilities. See "ITEM 2. DESCRIPTION OF PROPERTY."

MARKETING AND DISTRIBUTION

     The Company's T.G.I. Friday's(R), Tato Skins(R), and Poore Brothers(R) brand snack food products have achieved significant market presence in the vending channel nationwide through an independent network of brokers and distributors, particularly in the mid-west and eastern regions. The Company attributes the success of its products in these markets to consumer loyalty. The Company believes this loyalty results from the products' differentiated taste, texture and flavor variety which result from its manufacturing processes.

     During 2001, the Company retained Crossmark, Inc., a leading national sales and marketing agency with employees and offices nationwide. Crossmark represents T.G.I. Friday's(R) brand salted snacks on behalf of Poore Brothers in the grocery and convenience store channels. The Company's own sales organization sells T.G.I. Friday's(R) brand salted snacks in the club, mass, drug and vend channels.

     The Company's potato chip products are distributed primarily by a select group of independent distributors. Poore Brothers(R) brand potato chip products have achieved significant market presence in Arizona, New Mexico, Southern California, Hawaii, Missouri, Ohio and Michigan. The Company's Bob's Texas Style(R) brand potato chip products have achieved significant market presence in south/central Texas, including Houston, San Antonio and Austin. The Company's Boulder Potato Company(R) brand potato chip products have achieved significant market presence in Colorado and in natural food stores across the country.

     The Company's Arizona distribution business operates throughout Arizona, with 50 independently operated service routes. Each route is operated by an independent distributor who merchandises as many as 143 items at major grocery store chains in Arizona, such as Albertson's, Basha's, Fry's, and Safeway stores. In addition to servicing major supermarket chains, the Company's distributors service many independent grocery stores, club stores, and military facilities throughout Arizona. In addition to Poore Brothers(R) brand products, the Company distributes throughout Arizona a wide variety of snack food items manufactured by other companies, including pretzels, popcorn, dips, and meat snacks.

     Outside of Arizona, the Company selects brokers and distributors for its branded products primarily on the basis of quality of service, call frequency on customers, financial capability and relationships they have with supermarkets and vending distributors, including access to "shelf space" for snack food.

     Successful marketing of the Company's products depends, in part, upon obtaining adequate shelf space for such products, particularly in supermarkets and vending machines. Frequently, the Company incurs additional marketing costs in order to obtain additional shelf space. Whether or not the Company will continue to incur such costs in the future will depend upon a number of factors including, demand for the Company's products, relative availability of shelf space and general competitive conditions. The Company may incur significant shelf space, consumer marketing or other promotional costs as a necessary condition of entering into competition or maintaining market share in particular markets or channels. Any such costs may materially affect the Company's financial performance.

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

CUSTOMERS

     Two customers of the Company, Vending Services of America ("VSA", a national vending distributor) and Wal*Mart (including its SAM's Clubs) accounted for 13% and 21%, respectively, of the Company's 2002 net revenues. The remainder of the Company's revenues were derived from sales to a limited number of additional customers, either grocery chains, club stores or regional distributors, none of which individually accounted for more than 10% of the Company's sales in 2002. A decision by any of the Company's major customers to cease or substantially reduce their purchases could have a material adverse effect on the Company's business.

     All of the Company's revenues are attributable to external customers in the United States and all of its assets are located in the United States.

MARKET OVERVIEW AND COMPETITION

     According to the Snack Food Association ("SFA"), the U.S. market for salted snack foods reached $21.8 billion at retail in 2001 (the latest year for which data is available) with potato chips, tortilla chips and potato crisps, accounting for nearly 50% of the market, and corn snacks, popcorn, pretzels, nuts, meat snacks and other products accounting for the balance. Total salted snack sales, in dollar terms, increased in each of the last ten years, ranging from an increase of 8.5% (in 1997) to 0.3% (in 1995), with a 2001 increase of 5.1%. Potato chip, tortilla chips and potato crisps combined sales have similarly increased, with 2001 retail sales of $10.2 billion, a 6.2% increase over 2000 sales of $9.6 billion.

     The Company's products compete generally against other salted snack foods, including potato chips and tortilla chips. The salted snack food industry is large and highly competitive and is dominated primarily by Frito-Lay, Inc., a subsidiary of PepsiCo, Inc. Frito-Lay, Inc. possesses substantially greater financial, production, marketing, distribution and other resources than the Company and brands that are more widely recognized than the Company's products. Numerous other companies that are actual or potential competitors of the Company, many with greater financial and other resources (including more employees and more extensive facilities) than the Company, offer products similar to those of the Company. In addition, many of such competitors offer a wider range of products than offered by the Company. Local or regional markets often have significant smaller competitors, many of whom offer products similar to those of the Company. Expansion of the Company's operations into new markets has and will continue to encounter significant competition from national, regional and local competitors that may be greater than that encountered by the Company in its existing markets. In addition, such competitors may challenge the Company's position in its existing markets. While the Company believes that its innovative products and methods of operation will enable it to compete successfully, there can be no assurance of its ability to do so.

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

EMPLOYEES

     As of December 28, 2002, the Company had 260 full-time employees, including 225 in manufacturing and distribution, 15 in sales and marketing and 20 in administration and finance. The Company's employees are not represented by any collective bargaining organization and the Company has never experienced a work stoppage. The Company believes that its relations with its employees are good.

PATENTS AND TRADEMARKS

     The Company produces T.G.I. Friday's(R) brand salted snacks and Tato Skins(R) brand potato crisps utilizing a sheeting and frying process that includes patented technology that the Company licenses from Miles Willard
Technologies, LLC, an Idaho limited liability company ("Miles Willard"). Pursuant to the license agreement between the Company and Miles Willard, the Company has an exclusive right to use the patented technology within North America until the patents expire between 2004 and 2006. In consideration for the use of these patents, the Company is required to make royalty payments to Miles Willard on sales of products manufactured utilizing the patented technology.

     The Company licenses the T.G.I. Friday's(R) brand salted snacks trademark from TGI Friday's Inc. under a license agreement with a term expiring in 2014. Pursuant to the license agreement, the Company is required to make royalty payments on sales of T.G.I. Friday's(R) brand salted snack products and is required to achieve certain minimum sales levels by certain dates during the contract term.

     In December 2002, Warner Bros. Consumer Products granted the Company rights to introduce an innovative new brand of salted snacks (called Crunch Toons(TM)) featuring Looney Tunes(TM) characters, including Bugs Bunny, Tweety and the Tasmanian Devil. The Company plans to launch the new brand nationwide in the summer of 2003 under a multi-year agreement that grants the Company exclusive salted snack category brand licensing and promotional rights for Looney Tunes(TM) characters.

     The Company owns the following trademarks, which are registered in the United States: Poore Brothers(R), An Intensely Different Taste(R), Texas Style(R), Boulder Potato Company(R), Tato Skins(R), O'Boisies(R), Pizzarias(R), Braids(R) and Knots(R). The Company considers its trademarks to be of significant importance in the Company's business. The Company is not aware of any circumstances that would have a material adverse effect on the Company's ability to use its trademarks.

RISK FACTORS

     BRIEF OPERATING HISTORY; SIGNIFICANT PRIOR NET LOSSES; ACCUMULATED DEFICIT; SIGNIFICANT FUTURE EXPENSES DUE TO IMPLEMENTATION OF BUSINESS STRATEGY. Although certain of the Company's subsidiaries have operated for several years, the Company as a whole has a relatively brief operating history upon which an evaluation of its prospects can be made. Such prospects are subject to the substantial risks, expenses and difficulties frequently encountered in the establishment and growth of a new business in the snack food industry, which is characterized by a significant number of market entrants and intense competition, as well as risk factors described herein. Although the Company has been profitable since fiscal 1999, the Company experienced significant net losses in prior fiscal years. At December 28, 2002, the Company had an accumulated deficit of $1,849,893 and net working capital of $1,959,971. See "ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION."

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

     NEED FOR ADDITIONAL FINANCING. A significant element of the Company's business strategy is the development, acquisition and/or licensing of innovative salted snack food brands, for the purpose of expanding, complementing and/or diversifying the Company's business. In connection with each of the Company's previous brand acquisitions (Bob's Texas Style(R) in November 1998, Tato Skins(R) and Pizzarias(R) in October 1999, and Boulder Potato Company(R) in June
2000), the Company borrowed funds or assumed additional indebtedness in order to satisfy a substantial portion of the consideration required to be paid by the Company. See "BUSINESS -- COMPANY HISTORY" and "ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION -- LIQUIDITY AND CAPITAL Resources." The Company may, in the future, require additional third party financing (debt or equity) as a result of any future operating losses, in connection with the expansion of the Company's business through non-acquisition means, in connection with any additional acquisitions completed by the Company, or to provide working capital for general corporate purposes. There can be no assurance that any such required financing will be available or, if available, on terms attractive to the Company. Any third party financing obtained by the Company may result in dilution of the equity interests of the Company's shareholders.

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

     SUBSTANTIAL LEVERAGE; FINANCIAL COVENANTS PURSUANT TO U.S. BANCORP CREDIT AGREEMENT; POSSIBLE ACCELERATION OF INDEBTEDNESS. At December 28, 2002, the Company had outstanding indebtedness under a credit agreement with U.S. Bancorp

(the "U.S. Bancorp Credit Agreement") in the aggregate principal amount of $3,312,455. The indebtedness under the U.S. Bancorp Credit Agreement is secured by substantially all of the Company's assets. The Company is required to comply with certain financial covenants pursuant to the U.S. Bancorp Credit Agreement so long as borrowings from U.S. Bancorp thereunder remain outstanding. Should the Company be in default under any of such covenants, U.S. Bancorp shall have the right, upon written notice and after the expiration of any applicable period during which such default may be cured, to demand immediate payment of all of the then unpaid principal and accrued but unpaid interest under the U.S. Bancorp Credit Agreement. At December 28, 2002, the Company was in compliance with all financial covenants under the U.S. Bancorp Credit Agreement (including minimum annual operating results, minimum fixed charge coverage and minimum tangible capital requirements). There can be no assurance that the Company will be in compliance with the financial covenants in the future. Any acceleration of the borrowings under the U.S. Bancorp Credit Agreement prior to the applicable maturity dates could have a material adverse effect upon the Company. See "ITEM
6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION--LIQUIDITY AND CAPITAL RESOURCES." In addition to the indebtedness under the US Bancorp Credit Agreement, the Company has significant secured and unsecured indebtedness pursuant to a number of other agreements with other lenders. At December 28, 2002, the aggregate principal amount of such other indebtedness was $1,897,667. The acceleration of the Company's indebtedness under any such agreements could have a material adverse effect upon the Company.

     VOLATILITY OF MARKET PRICE OF COMMON STOCK. The market price of the Common Stock has experienced a high level of volatility since the completion of the Company's initial public offering in December 1996. Commencing with an offering price of $3.50 per share in the initial public offering, the market price of the Common Stock experienced a substantial decline, reaching a low of $0.50 per share (based on last reported sale price of the Common Stock on the Nasdaq SmallCap Market) on December 22, 1998. During fiscal 2002, the market price of the Common Stock (based on last reported sale price of the Common Stock on the Nasdaq SmallCap Market) ranged from a high of $3.40 per share to a low of $1.49 per share. The last reported sales price of the Common Stock on the Nasdaq SmallCap Market on March 23, 2003 was $2.00 per share. There can be no assurance as to the future market price of the Common Stock. See "COMPLIANCE WITH NASDAQ LISTING MAINTENANCE REQUIREMENTS."

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

     PROMOTIONAL AND SHELF SPACE COSTS. Successful marketing of food products generally depends upon obtaining adequate retail shelf space for product display, particularly in supermarkets. Frequently, food manufacturers and distributors, such as the Company, incur additional costs in order to obtain additional shelf space. Whether or not the Company incurs such costs in a particular market is dependent upon a number of factors, including demand for the Company's products, relative availability of shelf space and general competitive conditions. The Company may incur significant shelf space or other promotional costs as a necessary condition of entering into competition or maintaining market share in particular markets or stores. If incurred, such costs may materially affect the Company's financial performance.

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

     LACK OF PROPRIETARY MANUFACTURING METHODS FOR CERTAIN PRODUCTS; FUTURE EXPIRATION OF PATENTED TECHNOLOGY LICENSED BY THE COMPANY. The Company licenses patented technology from a third party in connection with the manufacture of its T.G.I. Friday's(R) and Tato Skins(R) brand products and has an exclusive right to use such technology within North America until the patents expire between 2004 and 2006. In addition, the Company expects to utilize patented technology from one or more third parties in connection with the manufacture of future products. Upon the expiration of such patents, competitors of the Company, certain of which may have significantly greater resources than the Company, may utilize the patented technology in the manufacture of products that are similar to those currently manufactured, or that may in the future be manufactured, by the Company with such patented technology. The entry of any such products into the marketplace could have a material adverse effect on sales of T.G.I.
Friday's(R) and Tato Skins(R) brand products, as well as any such future products, by the Company.

     The taste and quality of Poore Brothers(R), Bob's Texas Style(R), and Boulder Potato Company(R) brand potato chips is largely due to two elements of the Company's manufacturing process: its use of batch frying and its use of distinctive seasonings to produce a variety of flavors. The Company does not have exclusive rights to the use of either element; consequently, competitors may incorporate such elements into their own processes.

     DEPENDENCE UPON KEY SNACK FOOD BRANDS; DEPENDENCE UPON T.G.I. FRIDAY'S(R) LICENSE AGREEMENT AND FUTURE LICENSE AGREEMENTS. The Company derives a substantial portion of its revenue from a limited number of snack food brands. For the year ended December 28, 2002, approximately 73% of the Company's net revenues were attributable to the T.G.I. Friday's(R) brand products and the Poore Brothers(R) brand products. A decrease in the popularity of a particular snack food brand during any year could have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that any of the Company's snack food brands will retain their historical levels of popularity or increase in popularity. Decreased sales from any one of the key snack food brands without a corresponding increase in sales from other existing or newly introduced products would have a material adverse effect on the Company's financial condition and results of operations.

     Furthermore, the T.G.I. Friday's(R) brand products are manufactured and sold by the Company pursuant to a license agreement by and between the Company and TGI Friday's Inc. which expires in 2014. Pursuant to the license agreement, the Company is subject to various requirements and conditions (including, without limitation, minimum sales targets). The failure of the Company to comply with certain of such requirements and conditions could result in the early termination of the license agreement by TGI Friday's Inc. Any termination of the license agreement, whether at the expiration of its term or prior thereto, could have a material adverse effect on the Company's financial condition and results of operations.

     The Company may introduce one or more new product lines in the future that will be manufactured and sold pursuant to additional license agreements by and between the Company and one or more third parties. Pursuant to any such license agreements, the Company will likely be subject to various requirements and conditions (including minimum sales targets). The failure of the Company to comply with certain of such requirements and conditions could result in the early termination of such additional license agreements. Depending upon the success of any such new product lines, a termination of the applicable license agreements, whether at the expiration of their respective terms or prior thereto, could have a material adverse effect on the Company's financial condition and results of operations.

     DEPENDENCE UPON MAJOR CUSTOMERS. Two customers of the Company, Vending Services of America ("VSA", a national vending distributor) and Wal*Mart (including its SAM's Clubs), accounted for 13% and 21%, respectively, of the Company's 2002 net revenues, with the remainder of the Company's net revenues being derived from sales to a limited number of additional customers, either grocery chains or regional distributors, none of which individually accounted for more than 10% of the Company's revenues for 2002. A decision by any major customer to cease or substantially reduce its purchases could have a material adverse effect on the Company's business.

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

     SIGNIFICANT SHAREHOLDERS; POSSIBLE CHANGE IN CONTROL. As a result of the Wabash Foods acquisition, Capital Foods, LLC ("Capital Foods") (an affiliate of the former owner of Wabash Foods) became the single largest shareholder of the Company, currently holding approximately 27% of the outstanding shares of Common Stock (without giving effect to the possible exercise of warrants to purchase 250,000 shares of Common Stock also held by Capital Foods). Accordingly, Capital Foods is in a position to exercise substantial influence on the business and affairs of the Company. In addition, Renaissance Capital Group, Inc. manages three funds, Renaissance Capital Growth & Income Fund III, Inc., Renaissance U.S. Growth & Income Trust PLC, and BFS US Special Opportunities Trust PLC, which are currently the beneficial owners of approximately 12%, 6% and 7%, respectively, of the outstanding shares of Common Stock of the Company. Capital Foods, Renaissance Capital Growth & Income Fund III, Inc., Renaissance U.S. Growth & Income Trust PLC, and BFS US Special Opportunities Trust PLC are hereinafter referred to collectively as the "Significant Shareholders". Although the Company is not aware of any plans or proposals on the part of any

Significant Shareholder to recommend or undertake any material change in the management or business of the Company, there is no assurance that a Significant Shareholder will not adopt or support any such plans or proposals in the future.

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

     POSSIBILITY THE COMPANY WILL BE REQUIRED TO REGISTER SHARES OF CERTAIN STOCKHOLDERS FOR RESALE; SHARES AVAILABLE FOR FUTURE SALE. On December 27, 2001, the Company completed the sale of 586,855 shares of Common Stock, $0.01 par value, to BFS US Special Opportunities Trust PLC ("BFS"), a fund managed by Renaissance Capital Group, Inc., in a private placement transaction. The net proceeds of the transaction were utilized by the Company to reduce the Company's outstanding indebtedness. In connection with such transaction, the Company granted demand and piggyback registration rights to BFS. Pursuant to the demand registration rights, the Company may be required, upon demand of BFS, to file a registration statement (the "BFS Registration Statement") with the Securities and Exchange Commission covering the resale of the shares of Common Stock issued to BFS in the transaction. The Company will be required to pay all expenses relating to any such registration, other than underwriting discounts, selling commissions and stock transfer taxes applicable to the shares, and any other fees and expenses incurred by the holder(s) of the shares (including, without limitation, legal fees and expenses) in connection with the registration.

     Approximately 7,374,156 shares of outstanding Common Stock and 956,156 shares of Common Stock issuable upon the exercise of warrants issued by the Company are subject to "piggyback" registration rights granted by the Company, pursuant to which such shares of Common Stock may be registered under the Securities Act and, as a result, become freely tradable in the future. All or a portion of such shares may, at the election of the holders thereof, be included in the BFS Registration Statement and, upon the effectiveness of thereof, may be sold in the public markets.

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

ITEM 2. DESCRIPTION OF PROPERTY

     The Company leases a 140,000 square foot facility located on 15 acres of land in Bluffton, Indiana, approximately 20 miles south of Ft. Wayne, Indiana. The Company has entered into a lease expiring in April 2018 with respect to the facility with two five-year renewal options. Current lease payments are $20,000 per month. The lease payments are subject to an annual CPI-based increase. The Company produces its T.G.I. Friday's(R) brand salted snacks and Tato Skins(R) brand potato snacks at the Bluffton, Indiana facility.

     The Company owns a 60,000 square foot facility located on 7.7 acres of land in Goodyear, Arizona, approximately 15 miles west of Phoenix, Arizona. Construction of this facility was completed in June 1997. In August 1997, the Company completed the transition of all of its Arizona operations into the facility. The site will enable the Company to expand the facility in the future to a total building size of approximately 120,000 square feet. The facility is financed by a mortgage with Morgan Guaranty Trust Company of New York that matures in June 2012. The Company produces its Poore Brothers(R), Bob's Texas Style(R) and Boulder Potato Company(R) brand potato chips, as well as its private label potato chips at the Goodyear, Arizona facility.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock is traded on the Nasdaq SmallCap Market tier of the Nasdaq Stock Market under the symbol "SNAK". There were approximately 3,500 shareholders of record on March 23, 2003. The Company has never declared or paid any dividends on the shares of Common Stock. Management intends to retain any future earnings for the operation and expansion of the Company's business and does not anticipate paying any dividends at any time in the foreseeable future. Additionally, certain debt agreements of the Company limit the Company's ability to declare and pay dividends.

     The following table sets forth the range of high and low sale prices of the Company's Common Stock as reported on the Nasdaq SmallCap Market for each quarter of the fiscal years ended December 28, 2002 and December 31, 2001.

                                                           SALES PRICES
                                                          ---------------
     PERIOD OF QUOTATION                                  HIGH        LOW
     -------------------                                  ----        ---
     Fiscal 2001:
       First Quarter                                      $3.19      $2.31
       Second Quarter                                     $3.34      $2.54
       Third Quarter                                      $3.99      $2.25
       Fourth Quarter                                     $3.12      $2.28

     Fiscal 2002:
       First Quarter                                      $2.72      $2.20
       Second Quarter                                     $3.40      $2.35
       Third Quarter                                      $2.97      $2.20
       Fourth Quarter                                     $3.02      $1.49

ITEM 6. SELECTED FINANCIAL DATA 1998

                           FIVE YEAR FINANCIAL SUMMARY
                  (IN MILLIONS EXCEPT SHARE AND PER SHARE DATA)

                                                 2002           2001           2000           1999           1998
                                             ------------   ------------   ------------   ------------   ------------
STATEMENTS OF EARNINGS DATA
Net revenues (a)                             $       59.3   $       53.9   $       39.1   $       21.5   $       12.2
Gross profit (a)                                     11.3           10.9            7.7            4.0            2.3
Operating income (loss)                               2.7            2.1            1.9            0.9           (0.4)
Net income (loss)                                     2.6            1.0            0.7            0.1           (0.9)

Net income (loss) per share - diluted        $       0.15   $       0.06   $       0.05   $       0.01   $      (0.12)
Weighted average common shares                 17,826,953     17,198,648     15,129,593      9,134,414      7,210,810

BALANCE SHEET DATA
Net working capital                          $        2.0   $        2.0   $        0.8   $        0.8   $        0.8
Total assets                                         31.8           31.7           30.3           26.1           12.9
Long-term debt                                        4.1            8.7            9.0           10.7            5.7
Shareholders' equity                                 20.7           16.8           14.3           11.3            5.3

     (a) Data for fiscal years 1998 - 2001 has been restated for adoption of Emerging Issues Task Force (EITF) Issue No. 01-9 effective January 1, 2002. See Note 1 "Organization, Business and Summary of Significant Accounting Policies - New Pronouncements" to the financial statements included in Item 8.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion summarizes the significant factors affecting the consolidated operating results, financial condition, liquidity and capital resources of the Company. This discussion should be read in conjunction with the financial statements under Item 8 and the "Cautionary Statement on Forward-Looking Statements" on page 4.

     Significant changes to the Company's business mix and nonrecurring events that have been recorded over the last three years affect the comparisons of fiscal 2002, 2001, and 2000 operations. Consequently, comparative results are more difficult to analyze and explain. Where practicable, this discussion addresses not only the financial results as reported, but also the key results and factors affecting Poore Brothers' on-going business.

     In 2001, the Emerging Issues Task Force (EITF) issued EITF Issue No. 01-9, "Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products," (EITF Issue No. 01-9). EITF Issue No. 01-9 addresses the accounting for certain consideration given by a vendor to a customer and provides guidance on the recognition, measurement and income statement classification for sales incentives. In general, the guidance requires that consideration from a vendor to a retailer be recorded as a reduction in revenue unless certain criteria are met. The Company adopted the provisions of the EITF Issue No. 01-9 effective in the first quarter of 2002 and as a result, costs previously recorded as expense have been reclassified and reflected as reductions in revenue. The Company was also required to reclassify amounts in prior periods in order to conform to the revised presentation of these costs if practicable. As a result of adopting EITF Issue No. 01-9, the Company reduced both net revenues and selling, general and administrative expenses in 2001 and 2000 by $3,761,072 and $2,687,925 respectively. There was no change to the 2001 and 2000 previously reported net income as a result of this change.

     Effective January 1, 2002, the Company changed the fiscal year from the twelve calendar months ending on December 31 each year to the 52-week period ending on the last Saturday occurring in the month of December of each calendar year. Accordingly, fiscal 2002 commenced January 1, 2002 and ended December 28, 2002.

RESULTS OF OPERATIONS

     YEAR ENDED DECEMBER 28, 2002 COMPARED TO THE YEAR ENDED DECEMBER 31, 2001

     For fiscal 2002, net revenues reached $59.3 million, up 10% from fiscal 2001 net revenues of $53.9. The Company's revenue increase was attributable to growth from T.G.I Friday's(R) brand salted snacks, which accounted for over 60% of revenues. T.G.I. Friday's(R) growth was partially offset by lower shipments of Tato Skins(R) and Poore Brothers(R) brand snacks in the vending channel due to deliberate cannibalization by T.G.I. Friday's(R) brand salted snacks, and by lower shipments of private label potato chips. Revenues from the Company's other kettle-cooked potato chip brands and distributed products rose modestly. Revenues in fiscal 2001 included approximately $1.2 million from the Company's Texas merchandising operation which was sold in the fourth quarter of 2001.

     Net income for the year was $2.6 million, or $0.16 per basic and $0.15 per diluted share, an increase of 152% compared to fiscal 2001 net income of $1.0 million, or $0.07 per basic and $0.06 per diluted share. The Company's improved profitability was principally attributable to increased revenue and improved operating efficiencies, which also allowed the Company to significantly increase promotional spending to support continued growth, particularly for T.G.I. Friday's(R) brand salted snacks. In addition, the Company recorded an income tax credit of $242,837 in fiscal 2002 compared to an income tax provision of $43,000 in fiscal 2001. The change primarily reflects the income tax benefit of a deferred valuation allowance reversal in the third quarter.

     Manufacturing efficiencies improved as a result of increased production volumes due to higher revenues, and gross profit increased 3% to $11.3 million, or 19.1% of net revenue, despite the higher promotional spending. Profits were also positively affected by both lower selling, general and administrative expenses and lower interest expense. Selling, general and administrative expenses declined 2% to $8.6 million, or 14.6% of net revenue, despite higher revenues due to tight spending controls and no intangibles amortization expense as a result of the adoption of SFAS No. 142. Interest expense declined 48% to $0.5 million due to reduced indebtedness, improved working capital management and lower interest rates.

     YEAR ENDED DECEMBER31, 2001 COMPARED TO THE YEAR ENDED DECEMBER 31, 2000

     For fiscal 2001, net revenues reached $53.9 million, up 38% compared to fiscal 2000 net revenues of $39.1 million. Revenue growth for the year was driven by a 45% increase in manufactured products segment revenues and was attributable to the rollout of T.G.I. Friday's(R) brand salted snacks into nearly all distribution channels. The distributed products segment revenues declined 8% to $4.8 million due to lower promotional activity and the sale of the Company's Texas merchandising operation in early November.

     Gross profit for the year ended December 31, 2001, was $10.9 million, or 20% of net revenues, as compared to $7.7 million or 19% of net revenues for fiscal 2000. The $3.2 million increase, or 42%, in gross profit resulted from the increased volume in manufactured products.

     Selling, general and administrative expenses increased to $8.8 million, or 16.4% of net revenues for the year ended December 31, 2001, from $5.8 million or 14.7% of net revenues for fiscal 2000. This represents a $3.0 million increase, or 51.7%, compared to fiscal 2000, primarily due to an increase of $2.0 million in sales and marketing spending to support the increased sales volume primarily in connection with support of T.G.I. Friday's(R) brand products.

     Net interest expense decreased to $1.0 million for the year ended December 31, 2001, from $1.2 million for fiscal 2000. This decrease was principally due to lower interest rates on certain of the Company's indebtedness.

     The  Company's  net income for the year ended  December  31,  2001 was $1.0 million, and the net income for the year ended December 31, 2000 was $0.7 million. This increase in net income was attributable primarily to the increased gross profit offset by higher selling, general and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

     Net working capital was $1,960,000 (a current ratio of 1.3:1), $2,015,000 (a current ratio of 1.3:1) and $771,000 (a current ratio of 1.1:1) at December 28, 2002, December 31, 2001 and December 31, 2000, respectively. For the fiscal year ended December 28, 2002, the Company generated cash flow of $5,842,000 from operating activities, principally from operating income and a decrease in accounts receivable, invested $581,000 in new equipment, and made $5,393,000 in payments on long-term debt.

     On October 28, 2000, the Company experienced a fire at the Goodyear, Arizona manufacturing plant, causing a temporary shutdown of manufacturing operations at the facility. There was extensive damage to the roof and equipment utilities in the potato chip processing area. Third party manufacturers provided the Company with production volume to satisfy nearly all of the Company's customers' needs during the shutdown. The Company continued to season and package the bulk product received from third party manufacturers. Full production at the Arizona facility resumed in March 2001.

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

     In June 2000, the U.S Bancorp Credit Agreement was amended to include an additional $300,000 term loan (the "U.S. Bancorp Term Loan C") and to refinance a $715,000 non-interest bearing note due to U.S. Bancorp on June 30, 2000. Proceeds from the U.S. Bancorp Term Loan C were used in connection with the Boulder acquisition. The U.S. Bancorp Term Loan C had an annual rate of prime plus 2% and required monthly principal payments of approximately $12,500, plus interest, until maturity in August 2002. The Company made a payment of $200,000 on the $715,000 non-interest bearing note and refinanced the balance in a term loan (the "U.S. Bancorp Term Loan D"). The U.S. Bancorp Term Loan D had an annual rate of prime plus 2% and required monthly principal payments of approximately $21,500, plus interest, until maturity in June 2002.

     In April 2001, the U.S. Bancorp Credit Agreement was amended to increase the U.S. Bancorp Line of Credit from $3.0 million to $5.0 million, establish a $0.5 million capital expenditure line of credit (the "CapEx Term Loan"), extend the U.S. Bancorp Line of Credit maturity date from October 2002 to October 31, 2003, and modify certain financial covenants. In June 2002, the U.S. Bancorp Credit Agreement was amended to extend the U.S. Bancorp Line of Credit maturity date from October 31, 2003 to October 31, 2005 and modify certain financial covenants. The Company borrowed $241,430 under the CapEx Term Loan in December 2001. The CapEx Term Loan bears interest at an annual rate of prime plus 1% and requires monthly principal payments of approximately $10,000, plus interest, until maturity on October 31, 2003 when the balance is due.

     The U.S. Bancorp Credit Agreement is secured by accounts receivable, inventories, equipment and general intangibles. Borrowings under the line of credit are limited to 80% of eligible receivables and up to 60% of eligible inventories. At December 28, 2002, the Company had a borrowing base of $3,174,000 under the U.S. Bancorp Line of Credit. The U.S. Bancorp Credit Agreement requires the Company to be in compliance with certain financial performance criteria, including a minimum annual operating results ratio, a minimum tangible capital base and a minimum fixed charge coverage ratio. At December 28, 2002, the Company was in compliance with all of the financial covenants. Management believes that the fulfillment of the Company's plans and objectives will enable the Company to attain a sufficient level of profitability to remain in compliance with these financial covenants. There can be no assurance, however, that the Company will attain any such profitability and remain in compliance. Any acceleration under the U.S. Bancorp Credit Agreement prior to the scheduled maturity of the U.S. Bancorp Line of Credit or the U.S. Bancorp Term Loans could have a material adverse effect upon the Company.

     As of December 28, 2002, there was no outstanding balance on the U.S. Bancorp Line of Credit, $3,181,685 on the U.S. Bancorp Term Loan A, and $130,770 on the CapEx Term Loan.

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

     The following table outlines the Company's future contractual financial obligations as of December 28, 2002, due by period:

                                            LESS THAN 1
                                 TOTAL         YEAR       1 - 3 YEARS   4 - 5 YEARS  AFTER 5 YEARS
                              -----------   -----------   -----------   -----------  -------------
Long-term debt ............   $ 5,210,122   $ 1,105,004   $ 1,867,437   $   603,908   $ 1,633,773
Operating leases ..........     7,114,645       980,270     1,868,336     1,595,148     2,670,891
                              -----------   -----------   -----------   -----------   -----------
Total contractual cash
obligations ...............   $12,324,767   $ 2,085,274   $ 3,735,773   $ 2,199,056   $ 4,304,664
                              ===========   ===========   ===========   ===========   ===========

     The Company has entered into a variety of capital and operating leases for the acquisition of equipment and vehicles. The leases generally have three to seven-year terms, bear interest at rates from 8.2% to 11.3%, require monthly payments and expire at various times through 2008 and are collateralized by the related equipment.

     Rental expense under operating leases was $956,000 and $506,900 for each of fiscal 2002 and 2001, respectively. Minimum future rental commitments under non-cancelable leases as of December 28, 2002 are as follows:

                                            CAPITAL      OPERATING
YEAR                                         LEASES        LEASES        TOTAL
----                                       ----------    ----------   ----------
2003 ...................................   $   46,484    $  980,270   $1,026,754
2004 ...................................           --       952,300      952,300
2005 ...................................           --       916,036      916,036
2006 ...................................           --       888,325      888,325
2007 ...................................           --       706,823      706,823
Thereafter .............................           --     2,670,891    2,670,891
                                           ----------    ----------   ----------
Total ..................................       46,484    $7,114,645   $7,161,129
Less amount representing interest ......         (705)   ==========   ==========
                                           ----------
Present value ..........................   $   45,779
                                           ==========

     At December 31, 2001, the Company had outstanding a 9% Convertible Debenture due July 1, 2002 in the principal amount of $427,656 held by Wells Fargo Small Business Investment Company, Inc. ("Wells Fargo SBIC"). The 9% Convertible Debenture was secured by land, building, equipment and intangibles. Interest on the 9% Convertible Debenture was paid by the Company on a monthly basis. Monthly principal payments of approximately $5,000 were required to be made by the Company on the Wells Fargo SBIC 9% Convertible Debenture through June 2002 and the remaining balance was due on July 1, 2002. In June 2002, Wells Fargo SBIC converted its 9% Convertible Debenture holdings into 401,497 shares of Common Stock. In November 1999, Renaissance Capital converted 50% ($859,047) of its 9% Convertible Debenture holdings into 859,047 shares of Common Stock and agreed unconditionally to convert into Common Stock the remaining $859,047 not later than December 31, 2000. In December 2000, Renaissance Capital converted the remaining 859,047 shares of its 9% Convertible Debentures into Common Stock.

     On December 27, 2001, the Company completed the sale of 586,855 shares of Common Stock at an offering price of $2.13 per share to BFS US Special Opportunities Trust PLC, a fund managed by Renaissance Capital, in a private placement transaction. The net proceeds of the transaction were utilized by the Company for general corporate purposes and to reduce the Company's outstanding indebtedness. The Company has granted BFS US Special Opportunities Trust PLC both demand and piggyback registration rights with respect to the shares of Common Stock purchased in the offering.

     The Company plans to support its introduction of Crunch Toons(TM) with the most comprehensive advertising, consumer promotion and public relations campaign in the Company's history. In the second half of 2003, the Company will launch a multi-million dollar national television advertising campaign, newspaper coupon program, and public relations activities, as well as feature on-pack promotions such as free Looney Tunes(TM) tattoos. Due to approximately $4 million in planned spending during the year for the aforementioned activities and other costs associated with the launch, the Company expects to be marginally profitable for 2003.

     At December 28, 2002, the Company had net operating loss carryforwards available for federal income taxes of approximately $2.6 million. The Company's accumulated net operating loss carryforwards will begin to expire in varying amounts between 2010 and 2018.

MANAGEMENT'S PLANS

     In connection with the implementation of the Company's business strategy, the Company may incur additional operating losses in the future and is likely to require future debt or equity financings (particularly in connection with future strategic acquisitions). Expenditures relating to acquisition-related integration costs, trade and consumer marketing programs and new product development may adversely affect operating expenses and consequently may adversely affect operating and net income. These types of expenditures are expensed for accounting purposes as incurred, while revenue generated from the result of such investments may benefit future periods. Management believes that cash flow from operations, during the next twelve months, along with available working capital and borrowing facilities, should enable the Company to meet its operating cash requirements through 2003. The belief is based on current operating plans and certain assumptions, including those relating to the Company's future revenue levels and expenditures, industry and general economic conditions and other conditions. If any of these factors change, the Company may require future debt or equity financings to meet its business requirements. There can be no assurance that any required financings will be available or, if available, on terms attractive to the Company.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     In December 2001, the Securities and Exchange Commission issued an advisory requesting that all registrants describe their three to five most "critical accounting policies". The Securities and Exchange Commission indicated that a "critical accounting policy" is one which is both important to the portrayal of the Company's financial condition and results and requires management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The Company believes that the following accounting policies fit this definition:

     ALLOWANCE FOR DOUBTFUL ACCOUNTS. The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The allowance for doubtful accounts was $409,000 and $219,000 at December 28, 2002 and December 31, 2001, respectively.

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

     GOODWILL AND TRADEMARKS. Goodwill and trademarks are reviewed for impairment annually, or more frequently if impairment indicators arise. Goodwill is required to be tested for impairment between the annual tests if an event occurs or circumstances change that more-likely-than-not reduce the fair value of a reporting unit below its carrying value. Intangible assets with indefinite lives are required to be tested for impairment between the annual tests if an event occurs or circumstances change indicating that the asset might be impaired. The Company believes at this time that the carrying values and useful lives continue to be appropriate.

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

     INCOME TAXES. The Company has been profitable since 1999; however, it experienced significant net losses in prior fiscal years resulting in a net operating loss ("NOL") carryforward for federal income tax purposes of approximately $4.7 million at December 31, 2001. Generally accepted accounting principles require that the Company record a valuation allowance against the deferred tax asset associated with this NOL if it is "more likely than not" that the Company will not be able to utilize it to offset future taxes. During the third quarter of 2002, the Company concluded that it is more likely than not that its deferred tax asset at that time would be realized and also began providing for income taxes at a rate equal to the combined federal and state effective rates, which approximates 39.2% under current tax rates, rather than the 7.5% rate previously being used to record a tax provision for only certain state income taxes. Subsequent revisions to the estimated net realizable value of the deferred tax asset could cause the provision for income taxes to vary significantly from period to period, although the cash tax payments will remain unaffected until the benefit of the NOL is utilized.

     The above listing is not intended to be a comprehensive list of all of the Company's accounting policies. In many cases the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles, with no need for management's judgment in their application. See the Company's audited financial statements and notes thereto which begin on page 34 of this Annual Report on Form 10-K which contain accounting policies and other disclosures required by auditing standards generally accepted in the United States.

NEW ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards ("SFAS") No. 141, "BUSINESS COMBINATIONS" and SFAS No. 142, "GOODWILL AND OTHER INTANGIBLE ASSETS". SFAS No. 141 requires companies to apply the purchase method of accounting for all business combinations initiated after June 30, 2001 and prohibits the use of the pooling-of-interests method. SFAS No. 142 changes the method by which companies recognize intangible assets in purchase business combinations and generally requires identifiable intangible assets to be recognized separately from goodwill. In addition, it eliminates the amortization of all existing and newly acquired goodwill on a prospective basis and requires companies to assess goodwill for impairment, at least annually, based on the fair value of the reporting unit. Upon adoption on January 1, 2002, the Company ceased the amortization of goodwill and other intangible assets with indefinite lives in accordance with SFAS No. 142. Goodwill and trademark amortization expense was approximately $652,000 and $603,000 for 2001 and 2000 respectively.

     In August 2001, the FASB issued SFAS No. 144, "ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS". SFAS No. 144 supersedes SFAS No. 121, "ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF" and the accounting and reporting provisions of APB Opinion No. 30, "REPORTING THE RESULTS OF OPERATIONS - REPORTING THE EFFECTS OF DISPOSAL OF A SEGMENT OF A BUSINESS, AND EXTRAORDINARY, UNUSUAL AND INFREQUENTLY OCCURRING EVENTS AND TRANSACTIONS". SFAS No. 144 modifies the method by which companies account for certain asset impairment losses. There was no effect from adopting SFAS No. 144 on January 1, 2002.

     In 2001, the Emerging Issues Task Force (EITF) issued EITF Issue No. 01-9, "Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products," (EITF Issue No. 01-9). EITF Issue No. 01-9 addresses the accounting for certain consideration given by a vendor to a customer and provides guidance on the recognition, measurement and income statement classification for sales incentives. In general, the guidance requires that consideration from a vendor to a retailer be recorded as a reduction in revenue unless certain criteria are met. The Company adopted the provisions of the EITF Issue No. 01-9 effective in the first quarter of 2002 and as a result, costs previously recorded as expense have been reclassified and reflected as reductions in revenue. The Company was also required to reclassify amounts in prior periods in order to conform to the revised presentation of these costs if practicable. As a result of adopting EITF Issue No. 01-9, the Company reduced both net revenues and selling, general and administrative expenses in 2001 and 2000 by $3,761,072 and $2,687,925 respectively. There was no change to the 2001 and 2000 previously reported net income as a result of this change.

     See Note 1 to the financial statements in Item 8 for a discussion regarding
recently  issued  accounting   standards,   including   Statement  of  Financial
Accounting Standards (SFAS) Nos. 141-148 and EITF Issue No. 01-9.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

     The Company also has interest rate risk with respect to interest expense on variable rate debt, with rates based upon changes in the prime rate. Therefore, the Company has an exposure to changes in those rates. At December 28, 2002 and December 31, 2001, the Company had $3.0 million and $8.0 million of variable rate debt outstanding. A hypothetical 10% adverse change in weighted average interest rates during fiscal 2002 and 2001 would have had an unfavorable impact of $0.03 million and $0.08 million respectively, on both the Company's net earnings and cash flows.

     The Company's primary concentration of credit risk is related to certain trade accounts receivable. In the normal course of business, the Company extends unsecured credit to its customers. In 2002 and 2001, substantially all of the Company's customers were distributors or retailers whose sales were concentrated in the grocery industry, throughout the United States. The Company investigates a customer's credit worthiness before extending credit. At December 28, 2002, two customers accounted for approximately 27% of the Company's accounts receivable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                            PAGE
                                                                            ----
REPORTS
Independent Auditors Reports with respect to financial statements for the
  years ended December 28, 2002, December 31, 2001 and December 31, 2000     30

FINANCIAL STATEMENTS
Consolidated balance sheets as of December 28, 2002 and December 31, 2001 32 Consolidated statements of income for the years ended December 28, 2002,
  December 31, 2001 and December 31, 2000                                    33
Consolidated statements of shareholders' equity for the years ended
  December 28,  2002, December 31, 2001 and December 31, 2000                34
Consolidated statements of cash flows for the years ended December 28,
  2002, December 31, 2001 and December 31, 2000                              35
Notes to consolidated financial statements                                   36

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH AUDITORS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Information with respect to this Item 9 is hereby incorporated by reference from the Company's "Current Report on Form 8-K" filed by the Company with the Securities and Exchange Commission on May 14, 2002.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers and Directors of the Company and their ages, are as follows:

     Name                   Age                      Position
     ----                   ---                      --------
     Eric J. Kufel          36     President, Chief Executive Officer, Director
     Glen E. Flook          44     Senior Vice President-Operations
     Thomas W. Freeze       51     Senior Vice President, Chief Financial
                                     Officer, Treasurer, Secretary, and Director
     Mark S. Howells        49     Chairman, Director
     Thomas E. Cain         48     Director
     James W. Myers         68     Director
     Robert C. Pearson      67     Director
     Aaron M. Shenkman      62     Director

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

GLEN E. FLOOK. Mr. Flook has served as Senior Vice President-Operations since May 2000 and as Vice President-Manufacturing from March 1997 to May 2000. From January 1994 to February 1997, Mr. Flook was employed by The Dial Corporation as a Plant Manager. From January 1983 to January 1994, Mr. Flook served in various capacities with Frito-Lay, Inc., including Plant Manager and Production Manager.

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

MARK S. HOWELLS. Mr. Howells has served as Chairman of the Board of the Company since March 1995. For the period from March 1995 to August 1995, Mr. Howells also served as President and Chief Executive Officer of the Company. He served as the Chairman of the Board of Poore Brothers Southeast, Inc., a former subsidiary of the Company, from its inception in May 1993 until it was dissolved in 1999 and served as its President and Chief Executive Officer from May 1993 to August 1994. From 1988 to May 2000, Mr. Howells served as the President and Chairman of Arizona Securities Group, Inc., a registered securities broker-dealer. Since May 2000, Mr. Howells has devoted a majority of his time to serving as the President and Chairman of MS.Howells & Co., a registered securities broker-dealer.

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

ROBERT C. PEARSON. Mr. Pearson has served as a Director of the Company since March 1996. Mr. Pearson has been Senior Vice President-Corporate Finance for Renaissance Capital Group, Inc. since April 1997. Previously, Mr. Pearson had been an independent financial and management consultant specializing in investments with emerging growth companies. Renaissance Capital Group is the investment manager of Renaissance Capital Growth & Income Fund III, Inc., the former owner of a 9% Convertible Debenture and currently a shareholder of the Company. See "ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION - LIQUIDITY AND CAPITAL Resources". From 1990 to 1994, Mr. Pearson served as Executive Vice President and Chief Financial Officer of Thomas Group, Inc., a publicly traded consulting firm. Prior to 1990, Mr. Pearson was Vice President-Finance of Texas Instruments, Incorporated. Mr. Pearson is currently a director of Advance Power Technology, Inc. (a publicly traded semiconductor manufacturer), and CaminoSoft Corp. (a distributor of consumables for laser printers).

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

ITEMS 10-13. DOCUMENTS INCORPORATED BY REFERENCE

     Information with respect to a portion of Item 10 and Items 11, 12 and 13 of Form 10-K is hereby incorporated by reference into this Part III of the Annual Report of Form 10-K from the Company's Proxy Statement relating to the Company's 2003 Annual Meeting of Shareholders to be filed by the Company with the Securities and Exchange Commission on or about April 15, 2003.

                                     PART IV
ITEM 14. CONTROLS AND PROCEDURES

As required by Securities and Exchange Commission Rule 13a-15 promulgated under the Securities Exchange Act of 1934, as amended, within 90 days prior to the filing date of this report, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's President and Chief Executive Officer and the Company's Chief Financial Officer. Based upon that evaluation, the Company's President and Chief Executive Officer and the Company's Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. Subsequent to the date the Company carried out its evaluation, there have been no significant changes in the Company's internal controls or in other factors which could significantly affect internal controls.

    Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in Company reports filed under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to management, including the Company's Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

ITEM 15.  EXHIBITS AND REPORTS OF FORM 8-K

     The  following  documents  are filed as part of this Annual  Report on Form
10-K:

     (a)  1. FINANCIAL STATEMENTS

          REPORTS
          Report of independent auditors with respect to financial statements for the years ended December 28, 2002, December 31, 2001 and December 31, 2000
          FINANCIAL STATEMENTS
          Consolidated balance sheets as of December 28, 2002 and December 31,
            2001
          Consolidated statements of income for the years ended December 28,
            2002, December 31, 2001 and December 31, 2000
          Consolidated statements of shareholders' equity for the years ended
            December 28, 2002, December 31, 2001 and December 31, 2000
          Consolidated  statements  of cash  flows for the  years  ended
            December 28, 2002, December 31, 2001 and December 31, 2000
          Notes to consolidated financial statements

     (b)  2. FINANCIAL SCHEDULES

          Schedules have been omitted because of the absence of conditions under which they are required or because information required is included in the Company's financial statements or notes thereto.

     (c)  3. EXHIBITS REQUIRED BY ITEM 601 OF REGULATION S-K:


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

4.7 -- Warrant to purchase 400,000 shares of Common Stock, issued by the Company to Wabash Foods on October 7, 1999. (Incorporated by reference to the Company's definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on September 15, 1999.)
4.8 -- Form of Revolving Note, Term Note A and Term Note B issued by the Company to U.S. Bancorp Republic Commercial Finance, Inc. on October 7, 1999. (5)
4.9 -- Warrant to purchase 50,000 shares of Common Stock, issued by the Company to U.S. Bancorp Republic Commercial Finance, Inc. on October 7, 1999. (5)
4.10 -- Form of Term Note C and Term Note D issued by the Company to U.S. Bancorp as of June 30, 2000. (6)
10.1 -- Non-Qualified Stock Option Agreements dated August 1, 1995, August 31, 1995 and February 29, 1996, by and between the Company and Mark S. Howells. (1)
10.2 -- Non-Qualified Stock Option Agreements dated August 1, 1995, August 31, 1995 and February 29, 1996, by and between the Company and Jeffrey J. Puglisi. (1)
10.3 -- Agreement dated August 29, 1996, by and between the Company and Westminster Capital, Inc. ("Westminster"), as amended. (1)
10.4 -- Amendment No. 1 dated October 14, 1996, to Warrant dated September 11, 1996, issued by the Company to Westminster. (1)
10.5 -- Letter Agreement dated November 5, 1996, amending the Non-Qualified Stock Option Agreement dated February 29, 1996, by and between the Company and Mark S. Howells. (1)
10.6 -- Letter Agreement dated November 5, 1996, amending the Non-Qualified Stock Option Agreement dated February 29, 1996, by and between the Company and Jeffrey J. Puglisi. (1)
10.7 -- Non-Qualified Stock Option Agreement dated as of October 22, 1996, by and between the Company and Mark S. Howells. (1)
10.8 -- Letter Agreement dated as of November 5, 1996, by and between the Company and Jeffrey J. Puglisi. (1)
10.9 -- Letter Agreement dated November 1, 1996, by and among the Company, Mark S. Howells, Jeffrey J. Puglisi, David J. Brennan and Parris H. Holmes, Jr. (1)
10.10 -- Letter Agreement dated December 4, 1996, by and between the Company and Jeffrey J. Puglisi, relating to stock options. (1)
10.11 -- Letter Agreement dated December 4, 1996, by and between the Company and Mark S. Howells, relating to stock options. (1)
10.12 -- Employment Agreement dated January 24, 1997, by and between the Company and Eric J. Kufel. (2)
10.13 -- Employment Agreement dated February 14, 1997, by and between the Company and Glen E. Flook. (2)
10.14 -- Employment Agreement dated April 10, 1997, by and between the Company and Thomas W. Freeze. (Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the three-month period ended March 31, 1997.)
10.15 -- Fixed Rate Note dated June 4, 1997, by and between La Cometa Properties, Inc. and Morgan Guaranty Trust Company of New York. (3)
10.16 -- Deed of Trust and Security Agreement dated June 4, 1997, by and between La Cometa Properties, Inc. and Morgan Guaranty Trust Company of New York. (3)
10.17 -- Guaranty Agreement dated June 4, 1997, by and between the Company and Morgan Guaranty Trust Company of New York. (3)
10.18 -- Agreement for Purchase and Sale of Limited Liability Company Membership Interests dated as of August 16, 1999, by and between Pate Foods Corporation, Wabash Foods and the Company. (Incorporated by reference to the Company's definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on September 15, 1999.)
10.19 -- Letter Agreement dated July 30, 1999 by and between the Company and Stifel, Nicolaus & Company, Incorporated. (Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the three-month period ended September 30, 1999.)
10.20 --  Poore Brothers, Inc. 1995 Stock Option Plan, as amended. (5)
10.21 -- Credit Agreement, dated as of October 3, 1999, by and between the Company and U.S. Bancorp Republic Commercial Finance, Inc. (5)
10.22 -- Security Agreement, dated as of October 3, 1999, by and between the Company and U.S. Bancorp Republic Commercial Finance, Inc. (5)
10.23 -- Commercial Lease, dated May 1, 1998, by and between Wabash Foods, LLC and American Pacific Financial Corporation. (5)
10.24 -- Agreement for the Purchase and Sale of Assets of Boulder Potato Company dated as of June 8, 2000, by and among the Company, the shareholders of Boulder Potato Company, and Boulder Potato Company.
          (6)
10.25 -- Registration Rights Agreement dated as of June 8, 2000, by and between Boulder Potato Company and the Company. (6)

10.26 -- First Amendment, dated as of June 30, 2000, to Credit Agreement, dated as of October 3, 1999, by and between the Company and U.S. Bancorp.
          (6)
10.27 -- Second Amendment to Credit Agreement (dated March 2, 2001), by and between the Company and U.S. Bank National Association. (7)
10.28 -- License Agreement, dated April 3, 2000, by and between the Company and TGI Friday's Inc. (Certain portions of this exhibit have been omitted pursuant to a confidential treatment request filed with the Securities and Exchange Commission.) (7)
10.29 -- Third Amendment to Credit Agreement (dated March 30, 2001), by and between the Company and U.S. Bank National Association. (8)
10.30 -- First Amendment to License Agreement, dated as of July 11, 2001, by and between the Company and TGI Friday's Inc. (certain portions of this exhibit have been omitted pursuant to a confidentiality treatment request filed with the Securities and Exchange Commission). (9)
10.31 -- Share Purchase Agreement, dated December 27, 2001, by and between the Company and BFS US Special Opportunities Trust PLC. (Incorporated by reference to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 10, 2002.)
10.32 -- Fourth Amendment to Credit Agreement (dated as of June 29, 2002), by and between the Company and U.S. Bank National Association. (10)
10.33 -- License Agreement, dated November 20, 2002, by and between the Company and Warner Bros., a division of Time Warner Entertainment Company, L.P. (Certain portions of this exhibit have been omitted pursuant to a confidential treatment request filed with the Securities and Exchange Commission.) (11)
10.34 -- License Agreement, dated November 20, 2002, by and between the Company and Warner Bros., a division of Time Warner Entertainment Company, L.P. (Certain portions of this exhibit have been omitted pursuant to a confidential treatment request filed with the Securities and Exchange Commission.) (11)
10.35 -- License Agreement, dated July 19, 2000, by and between the Company and M.J. Quinlan & Associates Pty. Limited (Certain portions of this exhibit have been omitted pursuant to a confidential treatment request filed with the Securities and Exchange Commission.) (11)
21.1 --   List of Subsidiaries of the Company. (11)
23.1 --   Consent of Deloitte & Touche, LLP. (11)
23.2 --   Notice Regarding Consent of Arthur Andersen LLP (11)
99.1 -- Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (11)

----------
(1) Incorporated by reference to the Company's Registration Statement on Form SB-2, Registration No. 333-5594-LA.
(2) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996.
(3) Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the three-month period ended June 30, 1997.
(4) Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the three-month period ended September 30, 1998.
(5) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999.
(6) Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the three-month period ended June 30, 2000.
(7) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the three-month period ended March 31, 2001.
(8) Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the three-month period ended June 30, 2001.
(9) Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the three-month period ended September 30, 2001.
(10) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 28, 2002.
(11) Filed herewith.

     (b)  Reports on Form 8-K.

          None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 28, 2003                  POORE BROTHERS, INC.

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

       SIGNATURE                       TITLE                           DATE
       ---------                       -----                           ----

   /s/ Eric J. Kufel      President, Chief Executive Officer,     March 28, 2003
-----------------------   and Director (Principal Executive
     Eric J. Kufel        Officer)


 /s/ Thomas W. Freeze     Senior Vice President, Chief Financial  March 28, 2003
-----------------------   Officer, Treasurer, Secretary, and
   Thomas W. Freeze       Director (Principal Financial Officer
                          and Principal Accounting Officer)

  /s/ Mark S. Howells     Chairman, Director                      March 28, 2003
-----------------------
    Mark S. Howells


  /s/ Thomas E. Cain      Director                                March 28, 2003
-----------------------
    Thomas E. Cain


  /s/ James W. Myers      Director                                March 28, 2003
-----------------------
    James W. Myers


 /s/ Robert C. Pearson    Director                                March 28, 2003
-----------------------
   Robert C. Pearson


 /s/ Aaron M. Shenkman    Director                                March 28, 2003
-----------------------
   Aaron M. Shenkman

                                 CERTIFICATIONS

     I, Eric J. Kufel, certify that:

     1. I have reviewed this Annual Report on Form 10-K of Poore Brothers, Inc.;

     2. Based on my knowledge, this Annual on Form 10-K does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

     3. Based on my knowledge, the financial statements, and other financial information included in this Annual Report on Form 10-K, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Securities and Exchange Commission Rules 13a-14 and 15d-14 promulgated under the Securities and Exchange Act of 1934, as amended) for the registrant and we have:

     a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report on Form 10-K (the "Evaluation Date"); and

     c) Presented in this Annual Report on Form 10-K our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this Annual Report on Form 10-K whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003

/s/ Eric J. Kufel
-------------------------------------
Eric J. Kufel
President and Chief Executive Officer
(principal executive officer)

                                 CERTIFICATIONS

     I, Thomas W. Freeze, certify that:

     1. I have reviewed this Annual Report on Form 10-K of Poore Brothers, Inc.;

     2. Based on my knowledge, this Annual on Form 10-K does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

     3. Based on my knowledge, the financial statements, and other financial information included in this Annual Report on Form 10-K, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Securities and Exchange Commission Rules 13a-14 and 15d-14 promulgated under the Securities and Exchange Act of 1934, as amended) for the registrant and we have:

     a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report on Form 10-K (the "Evaluation Date"); and

     c) Presented in this Annual Report on Form 10-K our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this Annual Report on Form 10-K whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003

/s/ Thomas W. Freeze
--------------------------------------------
Thomas W. Freeze
Senior Vice President, Chief Financial
Officer, Treasurer and Secretary
(principal financial and accounting officer)

                          INDEPENDENT AUDITORS' REPORT

Shareholders and Board of Directors of Poore Brothers, Inc. and Subsidiaries Goodyear, Arizona

We have audited the accompanying consolidated balance sheet of Poore Brothers, Inc. and subsidiaries (the "Company") as of December 28, 2002, and the related consolidated statements of income, shareholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The Company's consolidated financial statements as of December 31, 2001 and for the years ended December 31, 2001 and 2000, before the reclassifications described in Note 1 and before the inclusion of the disclosures discussed in Note 2 to the consolidated financial statements, were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements in their report dated February 11, 2002.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Poore Brothers, Inc. and subsidiaries as of December 28, 2002, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed above, the financial statements of the Company for the years ended December 31, 2001 and 2000 were audited by other auditors who have ceased operations. As described in Note 1, those financial statements have been reclassified to give effect to Emerging Issues Task Force (EITF) Issue No. 01-9, Accounting for Consideration Given by a Vendor to a Customer or Reseller of the Vendor's Products, which was adopted by the Company on January 1, 2002. We audited the reclassifications described in Note 1 that were applied to conform the 2001 and 2000 financial statements to the comparative presentation required by EITF Issue 01-9. Our audit procedures with respect to the 2001 and 2000 disclosures in Note 1 included (i) comparing the amounts shown as customer incentive costs in Note 1 to underlying accounting analysis obtained from management, and (2) on a test basis, comparing the amounts comprising the customer incentive costs obtained from management to independent supporting documentation, and (3) testing the mathematical accuracy of the underlying analysis. In our opinion, such reclassifications have been properly applied. However, we were not engaged to audit, review, or apply any procedures to the 2001 and 2000 financial statements of the Company other than with respect to such reclassifications and, accordingly, we do not express an opinion or any form of assurance on the 2001 and 2000 financial statements taken as a whole.

As described in Note 2, these financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS 142"), which was adopted by the Company as of January 1, 2002. Our audit procedures with respect to the disclosures in Note 2 with respect to 2001 and 2000 included (1) comparing the previously reported net income to the previously issued financial statements and the adjustments to reported net income representing amortization expense (including any related tax effects) recognized in those periods related to goodwill and intangible assets that are no longer being amortized, as a result of initially applying SFAS 142 (including any related tax effects) to the Company's underlying analysis obtained from management, and (2) testing the mathematical accuracy of the reconciliation of adjusted net income to reported net income and the related earnings-per-share amounts. In our opinion, the disclosures for 2001 and 2000 in Note 2 are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2001 and 2000 financial statements of the Company other than with respect to such disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2001 and 2000 financial statements taken as a whole.

DELOITTE & TOUCHE LLP

February 12, 2003
Phoenix, Arizona

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


          NOTE: The report of Arthur Andersen LLP presented below is a copy of a previously issued Arthur Andersen LLP report. This report has not been reissued by Arthur Andersen LLP nor has Arthur Andersen LLP provided a consent to the inclusion of its report in this Form 10-K.

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

ARTHUR ANDERSEN LLP

Phoenix, Arizona,
February 11, 2002

                      POORE BROTHERS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                           DECEMBER 28,    DECEMBER 31,
                                                                               2002            2001
                                                                           ------------    ------------
                                     ASSETS
Current assets:
  Cash .................................................................   $  1,395,187    $    894,198
  Accounts receivable, net of allowance of $409,000 in 2002
    and $219,000 in 2001 ...............................................      4,427,531       4,982,793
  Inventories ..........................................................      1,760,401       1,887,872
  Deferred income tax asset ............................................        421,942              --
  Other current assets .................................................        803,665         430,914
                                                                           ------------    ------------
     Total current assets ..............................................      8,808,726       8,195,777

Property and equipment, net ............................................     13,009,948      13,730,273
Goodwill ...............................................................      5,565,687       5,354,901
Intangible assets, net .................................................      4,207,032       4,207,032
Other assets, net ......................................................        165,233         200,077
                                                                           ------------    ------------
     Total assets ......................................................   $ 31,756,626    $ 31,688,060
                                                                           ============    ============
                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:

  Accounts payable .....................................................   $  2,937,602    $  2,430,857
  Accrued liabilities ..................................................      2,806,149       1,406,845
  Current portion of long-term debt ....................................      1,105,004       2,343,472
                                                                           ------------    ------------
     Total current liabilities .........................................      6,848,755       6,181,174

Long-term debt, less current portion ...................................      4,105,118       8,661,255
Deferred income tax liability ..........................................         80,512              --
                                                                           ------------    ------------
     Total liabilities .................................................     11,034,385      14,842,429
                                                                           ------------    ------------
Commitments and contingencies

Shareholders' equity:
  Preferred stock, $100 par value; 50,000 shares authorized;
    no shares issued or outstanding at December 28, 2002 and
    2001, respectively .................................................             --              --
  Common stock, $.01 par value; 50,000,000 shares authorized;
    16,729,911 and 15,687,518 shares issued and outstanding at
    December 28, 2002 and December 31, 2001, respectively ..............        167,299         156,875
  Additional paid-in capital ...........................................     22,404,835      21,175,485
  Accumulated deficit ..................................................     (1,849,893)     (4,486,729)
                                                                           ------------    ------------
     Total shareholders' equity ........................................     20,722,241      16,845,631
                                                                           ------------    ------------
     Total liabilities and shareholders' equity ........................   $ 31,756,626    $ 31,688,060
                                                                           ============    ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      POORE BROTHERS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

                                                    DECEMBER 28,            DECEMBER 31,
                                                        2002            2001            2000
                                                    ------------    ------------    ------------
Net revenues ....................................   $ 59,348,471    $ 53,904,816    $ 39,055,082

Cost of revenues ................................     48,036,462      42,958,822      31,350,941
                                                    ------------    ------------    ------------

     Gross profit ...............................     11,312,009      10,945,994       7,704,141

Selling, general and administrative expenses ....      8,637,652       8,816,627       5,758,883
                                                    ------------    ------------    ------------

     Operating income ...........................      2,674,357       2,129,367       1,945,258
                                                    ------------    ------------    ------------

Fire related income, net ........................        259,376           4,014              --

Interest expense, net ...........................       (539,733)     (1,045,117)     (1,177,467)
                                                    ------------    ------------    ------------

       Total interest expense and other .........       (280,357)     (1,041,103)     (1,177,467)
                                                    ------------    ------------    ------------

     Income before income tax provision .........      2,394,000       1,088,264         767,791

Income tax benefit (provision) ..................        242,837         (43,000)        (38,000)
                                                    ------------    ------------    ------------

   Net income ...................................   $  2,636,837    $  1,045,264    $    729,791
                                                    ============    ============    ============
Earnings per common share:
    Basic .......................................   $       0.16    $       0.07    $       0.05
                                                    ============    ============    ============
    Diluted .....................................   $       0.15    $       0.06    $       0.05
                                                    ============    ============    ============
Weighted average number of common shares:
    Basic .......................................     16,146,081      15,050,509      13,769,614
                                                    ============    ============    ============
    Diluted .....................................     17,826,953      17,198,648      15,129,593
                                                    ============    ============    ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      POORE BROTHERS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                COMMON STOCK          ADDITIONAL
                                          -------------------------     PAID-IN     ACCUMULATED
                                             SHARES        AMOUNT       CAPITAL       DEFICIT         TOTAL
                                          -----------   -----------   -----------   -----------    -----------
Balance, December 31, 1999 ............    13,222,044   $   132,220   $17,386,827   $(6,261,784)   $11,257,263
  Exercise of common stock options ....       153,334         1,533       173,705            --        175,238
  Issuance of common stock ............     1,619,387        16,194     2,117,010            --      2,133,204
  Net income ..........................            --            --            --       729,791        729,791
                                          -----------   -----------   -----------   -----------    -----------
Balance, December 31, 2000 ............    14,994,765       149,947    19,677,542    (5,531,993)    14,295,496
  Exercise of common stock options ....        76,000           760        97,810            --         98,570
  Issuance of warrants ................            --            --        16,800            --         16,800
  Issuance of common stock ............       616,753         6,168     1,383,333            --      1,389,501
  Net income ..........................            --            --            --     1,045,264      1,045,264
                                          -----------   -----------   -----------   -----------    -----------
Balance, December 31, 2001 ............    15,687,518       156,875    21,175,485    (4,486,729)    16,845,631
  Exercise of common stock options ....       349,016         3,490       508,304            --        511,794
  Issuance of common stock ............       693,377         6,934       721,044            --        727,978
  Net income ..........................            --            --            --     2,636,837      2,636,837
                                          -----------   -----------   -----------   -----------    -----------
Balance, December 28, 2002 ............    16,729,911   $   167,299   $22,404,835   $(1,849,893)   $20,722,241
                                          ===========   ===========   ===========   ===========    ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      POORE BROTHERS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                   2002           2001           2000
                                                                               -----------    -----------    -----------
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
  Net income ...............................................................   $ 2,636,837    $ 1,045,264    $   729,791
  Adjustments to reconcile net income to net cash provided by (used in)
    operating activities:
      Depreciation .........................................................     1,288,333      1,237,260      1,089,004
      Amortization .........................................................        33,939        694,067        648,938
      Accounts receivable and inventory provisions .........................       329,996         53,558        102,325
      Other asset amortization .............................................       423,088        349,723        252,148
      Deferred income taxes ................................................      (341,430)            --             --
      (Gain) loss on disposition of fixed assets ...........................         7,073       (167,450)            --
  Change in operating assets and liabilities, net of effect of business acquired:
      Accounts receivable ..................................................       365,782        240,981     (1,974,013)
      Inventories ..........................................................       (13,045)      (186,238)      (481,401)
      Other assets and liabilities .........................................      (794,934)      (396,916)      (252,812)
      Accounts payable and accrued liabilities .............................     1,906,049       (776,807)     2,503,632
                                                                               -----------    -----------    -----------
              Net cash provided by operating activities ....................     5,841,688      2,093,442      2,617,612
                                                                               -----------    -----------    -----------
CASH FLOWS (USED IN) PROVIDED BY INVESTING ACTIVITIES:
  Purchase of equipment ....................................................      (581,087)    (2,655,535)      (635,415)
  Proceeds from disposition of fixed assets ................................         6,006        700,000             --
  Acquisition related expenses .............................................            --             --       (365,542)
                                                                               -----------    -----------    -----------
               Net cash used in investing activities .......................      (575,081)    (1,955,535)    (1,000,957)
                                                                               -----------    -----------    -----------
CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
  Proceeds from issuance of common stock ...................................       627,494      1,313,571        175,238
  Stock and debt issuance costs ............................................            --        (10,774)       (11,164)
  Proceeds from issuance of debt ...........................................            --             --        610,329
  Payments made on long-term debt ..........................................    (1,954,844)    (2,404,470)    (2,053,149)
  Net increase (decrease) in working capital line of credit ................    (3,438,268)     1,530,410       (114,720)
                                                                               -----------    -----------    -----------
               Net cash provided by (used in) financing activities .........    (4,765,618)       428,738     (1,393,466)
                                                                               -----------    -----------    -----------
Net increase in cash .......................................................       500,989        566,645        223,189
Cash and cash equivalents at beginning of year .............................       894,198        327,553        104,364
                                                                               -----------    -----------    -----------
Cash and cash equivalents at end of year ...................................   $ 1,395,187    $   894,198    $   327,553
                                                                               ===========    ===========    ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the year for interest ...................................   $   521,420    $ 1,055,248    $ 1,047,380
  Summary of noncash investing and financing activities:
    Common Stock issued for acquisitions and related earnouts ..............       210,786        185,274      1,235,321
    Common Stock or warrant issued for sales commissions ...................            --         16,800         50,000
    Conversion of Convertible Debenture into Common Stock ..................       401,497             --        859,047
    Note payable issued for purchase of equipment ..........................            --        538,308             --
    Note payable issued for acquisition ....................................            --             --        830,000

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      POORE BROTHERS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. ORGANIZATION, BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     The Company, a Delaware corporation, was formed in 1995 as a holding company to acquire a potato chip manufacturing and distribution business which had been founded by Donald and James Poore in 1986.

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

     On November 4, 1998, the Company acquired the business and certain assets of Tejas Snacks, L.P., a Texas-based potato chip manufacturer, including Bob's Texas Style(R) potato chips brand, inventories and certain capital equipment. In consideration for these assets, the Company issued 523,077 unregistered shares of Common Stock with a fair value at the time of $450,000 and paid approximately $1,250,000 in cash.

     On October 7, 1999, the Company acquired Wabash Foods, including the Tato Skins(R), O'Boisies(R), and Pizzarias(R) trademarks for a total purchase price of $12,763,000. The Company acquired all of the membership interests of Wabash Foods from Pate Foods Corporation in exchange for (i) the issuance of 4,400,000 unregistered shares of Common Stock, (ii) the issuance of a five-year warrant to purchase 400,000 unregistered shares of Common Stock at an exercise price of $1.00 per share, and (iii) the effective assumption of $8,073,000 in liabilities.

     On June 8, 2000, the Company acquired Boulder Natural Foods, Inc. and the business and certain related assets and liabilities of Boulder Potato Company, a Colorado-based potato chip marketer and distributor. The assets included the Boulder Potato Company(R) and Boulder Chips(TM) brand, accounts receivable, inventories, certain other intangible assets and specified liabilities. In consideration for these assets and liabilities, the Company paid a total purchase price of $2,637,000, consisting of: (i) the issuance of 725,252 unregistered shares of Common Stock with a fair value at the time of $1,235,000,
(ii) a cash payment of $301,000, (iii) the issuance of a promissory note to the seller in the amount of $830,000, and (iv) the assumption of $271,000 in liabilities. In addition, the Company was required to issue additional unregistered shares of Common Stock to the seller on each of the first two (and may be required on the third) anniversaries of the closing of the acquisition. Any such issuances will be dependent upon, and will be calculated based upon, increases in sales of Boulder Potato Company(R) products as compared to previous periods.

     In October 2000, the Company launched its T.G.I. Friday's(R) brand salted snacks pursuant to a license agreement with TGI Friday's Inc., which expires in 2014.

     On December 27, 2001, the Company completed the sale of 586,855 shares of Common Stock at an offering price of $2.13 per share to BFS US Special Opportunities Trust PLC, a fund managed by Renaissance Capital, in a private placement transaction.

     In December 2002, Warner Bros. Consumer Products granted the Company rights to introduce a new brand of salted snacks featuring Looney Tunes(TM) characters. The Company plans to launch the new brand nationwide in the summer of 2003 under a multi-year agreement that grants the Company exclusive salted snack category brand licensing and promotional rights for Looney Tunes(TM) characters.

     Effective January 1, 2002, the Company changed its fiscal year from the twelve calendar months ending on December 31 each year to the 52-week period ending on the last Saturday occurring in the month of December of each calendar year. Accordingly, fiscal 2002 commenced January 1, 2002 and ended December 28, 2002.

                      POORE BROTHERS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


1. ORGANIZATION, BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
   (CONTINUED)

     Certain amounts in the prior year consolidated financial statements have been reclassified to conform to the current year presentation.

BUSINESS

     The Company is engaged in the development, production, marketing and distribution of innovative salted snack food products that are sold through grocery retail chains, mass merchandisers, club stores and through vend distributors across the United States. Although certain of the Company's subsidiaries have operated for several years, the Company as a whole has a relatively brief operating history. The Company had significant operating losses prior to fiscal 1999. Successful future operations are subject to certain risks, uncertainties, expenses and difficulties frequently encountered in the establishment and growth of a new business in the snack food industry. The market for salted snack foods, such as potato chips, tortilla chips, popcorn and pretzels, is large and intensely competitive. The industry is dominated by one significant competitor and includes many other competitors with greater financial and other resources than the Company.

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of Poore Brothers, Inc. and all of its wholly owned subsidiaries. All significant intercompany amounts and transactions have been eliminated.

USE OF ESTIMATES

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We routinely evaluate our estimates, including those related to customer programs and incentives, product returns, bad debts, income taxes, long-lived assets, inventories and contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from those estimates.

FAIR VALUE OF FINANCIAL INSTRUMENTS

     At December 28, 2002, December 31, 2001 and 2000, the carrying value of cash, accounts receivable, accounts payable, and accrued liabilities approximate fair values since they are short-term in nature. The carrying value of the long-term debt approximates fair-value based on the borrowing rates currently available to the Company for long-term borrowings with similar terms, except for the mortgage loan with interest at 9.03%, which has a fair value of approximately $1.4 million at December 28, 2002. The Company estimates fair values of financial instruments by using available market information. Considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates may not be indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions or valuation methodologies could have a material effect on the estimated fair value amounts.

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

                      POORE BROTHERS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


1. ORGANIZATION, BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
   (CONTINUED)

     In accordance with Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", we evaluate the recoverability of property and equipment not held for sale by comparing the carrying amount of the asset or group of assets against the estimated undiscounted future cash flows expected to result from the use of the asset or group of assets and their eventual disposition. If the undiscounted future cash flows are less than the carrying value of the asset or group of assets being evaluated, an impairment loss is recorded. The loss is measured as the difference between the fair value and carrying value of the asset or group of assets being evaluated. Assets to be disposed of are reported at the lower of the carrying amount or the fair value less cost to sell. The estimated fair value would be based on the best information available under the circumstances, including prices for similar assets or the results of valuation techniques, including the present value of expected future cash flows using a discount rate commensurate with the risks involved.

INTANGIBLE ASSETS

     In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 changes the method by which companies recognize intangible assets in purchase business combinations and generally requires identifiable intangible assets to be recognized separately from goodwill. In addition, it eliminates the amortization of all existing and newly acquired goodwill on a prospective basis and requires companies to assess goodwill for impairment, at least annually, based on the fair value of the reporting unit. Upon adoption on January 1, 2002, the Company ceased the amortization of goodwill and other intangible assets with indefinite lives in accordance with SFAS No. 142.

     Goodwill is recorded at cost and reviewed for impairment annually, or more frequently if impairment indicators arise. Goodwill amortization expense was approximately $321,000 and $299,000 for 2001 and 2000, respectively. See Note 2.

     Trademarks are recorded at cost and are reviewed for impairment annually, or more frequently if impairment indicators arise. Amortization expense on these trademarks was approximately $331,000 and $304,000 for 2001 and 2000, respectively. See Note 2.

REVENUE RECOGNITION

     Net revenues are recorded when the risk of loss and title to the product transfers to the purchaser. Revenues are recorded net of allowances for cash discounts, estimated sales returns, trade promotions and other sales incentives.

ADVERTISING AND PROMOTION

     The Company expenses production costs of advertising the first time the advertising takes place, except for cooperative advertising costs which are expensed when the related sales are recognized. Costs associated with obtaining shelf space (i.e., "slotting fees") are expensed in the period in which such costs are incurred by the Company. Accrued advertising and promotion, which is included in the current liabilities section of the accompanying consolidated balance sheet, was $946,000 and $388,000 in 2002 and 2001, respectively.

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

STOCK OPTIONS

     The Company's stock-based compensation plan, described in Note 8, is accounted for under the recognition and measurement provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. The Company has adopted the disclosure-only provisions of SFAS No. 123,
"Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure". Accordingly, no compensation cost has been recognized for the stock option plan. Awards under the plan vest over periods ranging from one to three years, depending on the type of award. The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period presented, using the Black-Scholes valuation model.

(in thousands)                                                              2002            2001            2000
                                                                       -------------   -------------   -------------
Net income as reported                                                 $   2,636,837   $   1,045,264   $     729,791
Deduct: Total stock-based employee compensation expense determined
  under fair value method for all awards, net of related tax effects      (1,010,139)       (850,301)       (701,300)
                                                                       -------------   -------------   -------------
Pro forma net income                                                   $   1,626,698   $     194,963   $      28,491
                                                                       =============   =============   =============
Net income per share - basic - as reported                             $        0.16   $        0.07   $        0.05
Pro forma net income per share - basic                                          0.10            0.01            0.00
Net income per share - diluted - as reported                                    0.15            0.06            0.05
Pro forma net income per share - diluted                                        0.09            0.01            0.00

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: dividend yield of 0%; expected volatility of 44%, 58% and 110%; risk-free interest rate of 3.8%, 3.4% and 6.1%; and expected lives of 3 years for 2002, 2001 and 2000, respectively. Under this method, the weighted average fair value of the options granted was $1.27, $1.59 and $1.23 per share in 2002, 2001 and 2000, respectively.

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

                                           DECEMBER 28,       DECEMBER 31,
                                              2002         2001          2000
                                           -----------  -----------  -----------
BASIC EARNINGS PER COMMON SHARE:
Net income                                 $ 2,636,837  $ 1,045,264  $   729,791
                                           ===========  ===========  ===========
Weighted average number of common shares    16,146,081   15,050,509   13,769,614
                                           ===========  ===========  ===========
Earnings per common share                  $      0.16  $      0.07  $      0.05
                                           ===========  ===========  ===========

                      POORE BROTHERS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


1. ORGANIZATION, BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
   (CONTINUED)

DILUTED EARNINGS PER COMMON SHARE:

Net income                                          $ 2,636,837   $ 1,045,264   $   729,791
                                                    ===========   ===========   ===========
Weighted average number of common shares             16,146,081    15,050,509    13,769,614
Incremental shares from assumed conversions -
  Debentures                                            120,279            --            --
  Warrants                                              476,019       690,428       475,943
  Stock options                                       1,084,574     1,457,711       884,036
                                                    -----------   -----------   -----------
Adjusted weighted average number of common shares    17,826,953    17,198,648    15,129,593
                                                    ===========   ===========   ===========
Earnings per common share                           $      0.15   $      0.06   $      0.05
                                                    ===========   ===========   ===========

     Options and warrants to purchase 950,577, 653,077 and 985,527 shares of Common Stock were outstanding at December 28, 2002, December 31, 2001 and December 31, 2000, respectively, but were not included in the computation of diluted earnings per share because the option and warrant exercise prices were greater than the average market price per share of the Common Stock. For the years ended December 31, 2001 and 2000 conversion of the convertible debentures was not assumed, as the effect of the conversion would be anti-dilutive.

NEW ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards ("SFAS") No. 141, "BUSINESS COMBINATIONS" and SFAS No. 142, "GOODWILL AND OTHER INTANGIBLE ASSETS". SFAS No. 141 requires companies to apply the purchase method of accounting for all business combinations initiated after June 30, 2001 and prohibits the use of the pooling-of-interests method. SFAS No. 142 changes the method by which companies recognize intangible assets in purchase business combinations and generally requires identifiable intangible assets to be recognized separately from goodwill. In addition, it eliminates the amortization of all existing and newly acquired goodwill on a prospective basis and requires companies to assess goodwill for impairment, at least annually, based on the fair value of the reporting unit. Upon adoption on January 1, 2002, the Company ceased the amortization of goodwill and trademarks in accordance with SFAS No. 142. Goodwill and trademark amortization expense was approximately $652,000 and $603,000 for 2001 and 2000 respectively.

     In August 2001, the FASB issued SFAS No. 144, "ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS". SFAS No. 144 supersedes SFAS No. 121, "ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF" and the accounting and reporting provisions of APB Opinion No. 30, "REPORTING THE RESULTS OF OPERATIONS - REPORTING THE EFFECTS OF DISPOSAL OF A SEGMENT OF A BUSINESS, AND EXTRAORDINARY, UNUSUAL AND INFREQUENTLY OCCURRING EVENTS AND TRANSACTIONS". SFAS No. 144 modifies the method by which companies account for certain asset impairment losses. There was no effect from adopting SFAS No. 144 on January 1, 2002.

     In 2001, the Emerging Issues Task Force (EITF) issued EITF Issue No. 01-9, "Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products," (EITF Issue No. 01-9). EITF Issue No. 01-9 addresses the accounting for certain consideration given by a vendor to a customer and provides guidance on the recognition, measurement and income statement classification for sales incentives. In general, the guidance requires that consideration from a vendor to a retailer be recorded as a reduction in revenue unless certain criteria are met. The Company adopted the provisions of the EITF Issue No. 01-9 effective in the first quarter of 2002 and as a result, costs previously recorded as expense have been reclassified and reflected as reductions in revenue. The Company was also required to reclassify amounts in prior periods in order to conform to the revised presentation of these costs if practicable. As a result of adopting EITF Issue No. 01-9, the Company reduced both net revenues and selling, general and administrative expenses in 2001 and 2000 by $3,761,072 and $2,687,925 respectively. There was no change to the 2001 and 2000 previously reported net income as a result of this change.

                      POORE BROTHERS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


1. ORGANIZATION, BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
   (CONTINUED)

     In November 2002, the FASB issued FASB Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". FIN 45 expands the disclosure requirements to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. The Interpretation also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The Company does not have and does not anticipate issuing any guarantees which would be required to be recognized as a liability under the provisions of FIN 45 and thus does not expect the adoption of this Interpretation to have a material impact on its results of operations or financial position.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure". This Statement amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. Specifically, SFAS No. 148 prohibits companies from utilizing the prospective method of transition, the only method offered under the original SFAS No. 123, in fiscal years beginning after December 15, 2003. However, the statement permits two additional transition methods for companies that adopt the fair value method of accounting for stock-based compensation, which include the modified prospective and retroactive restatement methods. Under the prospective method, expense is recognized for all employee awards granted, modified, or settled after the beginning  of the  fiscal  year in which the  recognition  provisions  are first applied. The modified prospective method recognizes stock-based employee compensation cost from the beginning of the fiscal year in which the provisions are first applied, as if the fair value method had been used to account for all employee awards granted, modified, or settled in fiscal years beginning after December 15, 1994. Under the retroactive restatement method, all periods presented are restated to reflect stock-based employee compensation cost under the fair value method for all employee awards granted, modified, or settled in fiscal years beginning after December 15, 1994. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results with a prescribed specific tabular format and requiring disclosure in the "Summary of Significant Accounting Policies" or its equivalent. The Company has adopted the new disclosure requirements for 2002, and is evaluating the impact if it were to adopt the fair value method of accounting for stock-based employee compensation under all three methods.

2. ACQUISITIONS:

     On June 8, 2000, the Company acquired Boulder Natural Foods, Inc. (a Colorado corporation) and the business and certain related assets and liabilities of Boulder Potato Company, a totally natural potato chip marketer based in Boulder Colorado. The assets, which were acquired through a newly formed wholly owned subsidiary of the Company, Boulder Natural Foods, Inc., an Arizona corporation, included the Boulder Potato Company(R) and Boulder Chips(TM) brands, other intangible assets, receivables, inventories and specified liabilities. In consideration for these assets and liabilities, the Company paid a total purchase price of $2,637,000, consisting of: (i) the issuance of 725,252 unregistered shares of Common Stock with a fair value at the time of $1,235,000, (ii) a cash payment of $301,000, (iii) the issuance of a note to the seller in the amount of $830,000 with interest at 6.4%, was secured by the Boulder assets acquired, and required monthly principal and interest payments of approximately $37,000 until maturity on June 15, 2002, and (iv) the assumption by the Company of $271,000 in liabilities, including a note to the seller in the amount of $130,000 with interest at 6.0% and requires monthly principal and interest payments of approximately $6,000 until maturity on June 15, 2002. The initial $301,000 cash payment was subsequently financed with the U.S. Bank Term Loan D. In addition, the Company may be required to issue additional unregistered shares of Common Stock to the seller on each of the first, second and third anniversaries of the closing of the acquisition. Any such issuances will be dependent upon, and will be calculated based upon, increases in sales of Boulder Potato Company(R) products as compared to previous periods. In 2002, the Company was required to issue 88,864 shares pursuant to this provision, which were valued at $210,786 and increased the goodwill recorded from this acquisition. In 2001, the Company was required to issue 57,898 shares pursuant to this provision, which were valued at $185,274 and increased the goodwill recorded from this acquisition. The acquisition was accounted for using the purchase method of accounting in accordance with APB Opinion No. 16. Accordingly, only the results of operations subsequent to the acquisition date have been included in the Company's results. In connection with the acquisition, the Company has recorded trademarks of $1,000,000 and goodwill of $1,690,539, which were previously amortized on a straight-line basis over 15 and 20-year

                     POORE BROTHERS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


2. ACQUISITIONS: (CONTINUED)

periods, respectively. Amortization of these intangible assets ceased on January 1, 2002 in accordance with the adoption of SFAS No. 142. Boulder had sales of approximately $0.9 million for the five months ended May 31, 2000.

     On October 7, 1999, the Company acquired all of the membership interests of Wabash from Pate Foods Corporation in exchange for (i) 4,400,000 unregistered shares of Common Stock with a fair value at the time of $4,400,000, (ii) a warrant to purchase 400,000 unregistered shares of Common Stock at an exercise price of $1.00 per share with a fair value at the time of $290,000, and (iii) the assumption of $8,073,000 in liabilities, or a total purchase price of $12,763,000. The warrant has a five-year term and became exercisable upon issuance. As a result, the Company acquired all the assets of Wabash, including the Tato Skins(R), O'Boisies(R), and Pizzarias(R) trademarks. The acquisition was accounted for using the purchase method of accounting in accordance with APB Opinion No. 16. Accordingly, only the results of operations subsequent to the acquisition date have been included in the Company's results. In connection with the acquisition, the Company recorded goodwill of $1,327,227, which was previously amortized on a straight-line basis over a 20-year period. Amortization of this goodwill ceased on January 1, 2002 in accordance with the adoption of SFAS No. 142.

     On November 4, 1998, the Company acquired the business and certain assets of Tejas, a Texas-based potato chip manufacturer. The assets, which were acquired through a newly formed wholly owned subsidiary of the Company, Tejas PB Distributing, Inc., included the Bob's Texas Style(R) potato chips trademark, inventories and certain capital equipment. In exchange for these assets, the Company issued 523,077 unregistered shares of Common Stock with a fair value of $450,000 and paid $1.25 million in cash, or a total purchase price of $1.7 million. The Company utilized available cash as well as funds available pursuant to the Wells Fargo Line of Credit Agreement to satisfy the cash portion of the consideration. Tejas had sales of approximately $2.8 million for the nine months ended September 30, 1998. In connection with the acquisition, the Company transferred production of the Bob's Texas Style(R) brand potato chips to its Arizona facility. The acquisition was accounted for using the purchase method of accounting in accordance with APB Opinion No. 16. Accordingly, only the results of operations subsequent to the acquisition date have been included in the Company's results. In connection with the acquisition, the Company recorded goodwill of $126,702, which was previously amortized on a straight-line basis over a 20-year period. Amortization of this intangible asset ceased on January 1, 2002 in accordance with the adoption of SFAS No. 142. In 2001, the Company cancelled and retired 28,000 shares of Common Stock issued in connection with the Tejas acquisition. The cancellation was made pursuant to the terms of the escrow agreement in settlement of post acquisition liabilities.

     Intangibles not subject to amortization consisted of the following:

                                               2002           2001
                                            ----------     ----------
          Goodwill (1)                      $5,565,687     $5,354,901
          Trademarks                         4,207,032      4,207,032
                                            ----------     ----------
                                            $9,772,719     $9,561,933
                                            ==========     ==========

     (1) Additions to goodwill are related to the earnout payment to the previous owners of Boulder Natural Foods, Inc.

     In connection with the implementation of SFAS No. 142, effective January 1, 2002, the Company ceased amortizing goodwill and other intangible assets with indefinite lives. The following table shows the pro forma impact of the adoption of SFAS No. 142 for the years ended December 31, 2001 and December 31, 2000.

                                          DECEMBER 31, 2001    DECEMBER 31, 2000
                                          -----------------    -----------------
     NET INCOME
     As reported                             $1,045,264            $  729,791
     Add back: Goodwill and trademark
                 amortization                   652,104               603,017
                                             ----------            ----------
     Adjusted                                $1,697,368            $1,332,808
                                             ==========            ==========

                      POORE BROTHERS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


2. ACQUISITIONS: (CONTINUED)

     BASIC EARNINGS PER COMMON SHARE:
     As reported                                            $0.07     $0.05
     Add back: Goodwill and trademark amortization           0.04      0.04
                                                            -----     -----
     Adjusted                                               $0.11     $0.09
                                                            =====     =====

     DILUTED EARNINGS PER COMMON SHARE:
     As reported                                            $0.06     $0.05
     Add back: Goodwill and trademark amortization           0.04      0.04
                                                            -----     -----
     Adjusted                                               $0.10     $0.09
                                                            =====     =====

3. CONCENTRATIONS OF CREDIT RISK:

     The Company's cash is placed with major banks. The Company, in the normal course of business, maintains balances in excess of Federal insurance limits.

     The Company's primary concentration of credit risk is related to certain trade accounts receivable. In the normal course of business, the Company extends unsecured credit to its customers. In 2002 and 2001, substantially all of the Company's customers were distributors or retailers whose sales were concentrated in the grocery industry, throughout the United States. The Company investigates a customer's credit worthiness before extending credit. At December 28, 2002, two customers accounted for approximately 27% of accounts receivable in the accompanying Consolidated Balance Sheets.

4. INVENTORIES:

    Inventories consisted of the following:

                                               DECEMBER 28,    DECEMBER 31,
                                                   2002            2001
                                               ------------    ------------
     Finished goods .......................    $    713,616    $    588,376

     Raw materials ........................       1,046,785       1,299,496
                                               ------------    ------------
                                               $  1,760,401    $  1,887,872
                                               ============    ============

5. PROPERTY AND EQUIPMENT:

     Property and equipment consisted of the following:

                                          USEFUL      DECEMBER 28,  DECEMBER 31,
                                          LIVES          2002          2001
                                          ------      -----------   -----------
     Buildings and improvements ......  20-30 years   $ 5,226,016   $ 5,137,005
     Equipment .......................   7-15 years    11,464,258    11,085,794
     Land ............................       --           272,006       272,006
     Vehicles ........................      5 years        11,393        40,178
     Furniture and office equipment ..      5 years     1,207,291     1,109,325
                                                      -----------   -----------
                                                       18,180,964    17,644,308
     Less accumulated depreciation
       and amortization ..............                 (5,171,016)   (3,914,035)
                                                      -----------   -----------
                                                      $13,009,948   $13,730,273
                                                      ===========   ===========

     Depreciation  expense was  $1,288,333,  $1,237,260  and $1,089,004 in 2002,
2001 and 2000, respectively.

     Included in equipment are assets held under capital leases with an original cost of $330,149 at December 28, 2002 and $1,193,110 at December 31, 2001, and
accumulated amortization of $106,694 and $993,106 at December 28, 2002, December 31, 2001, respectively.

                     POORE BROTHERS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


5. PROPERTY AND EQUIPMENT: (CONTINUED)

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

     In December 2002, the Company received $261,000 from its insurance company in partial settlement of outstanding claims, which is shown in "Fire related income, net" on the accompanying Consolidated Statement of Operations for fiscal 2002. This includes (i) a gain of $121,000, representing additional insurance proceeds over the book value of equipment previously written off, and (ii) reimbursement of $140,000 for expenses previously denied by the insurance company. The Company does not have any receivables from the insurance company reflected in the accompanying Consolidated Balance Sheets as of December 28, 2002.

6. LONG-TERM DEBT:

     Long-term debt consisted of the following:

                                                                                            DECEMBER 28,    DECEMBER 31,
                                                                                                2002            2001
                                                                                            ------------    ------------
     Convertible Debentures due in monthly installments through July 1, 2002; ...........   $         --    $    427,656
       interest at 9%; collateralized by land, buildings, equipment and intangibles
     Working capital line of credit expiring October 31, 2005; interest at prime rate plus 1% (5.75% at December 31, 2001); collateralized by accounts
       receivable, inventories, equipment and general intangibles .......................             --       3,438,269
     Term loan due in monthly installments through July 1, 2006; interest at prime rate (4.25% at December 28, 2002); collateralized by accounts receivable,
       inventories, equipment and general intangibles ...................................      3,181,685       4,089,743
     Mortgage loan due in monthly installments through July 2012; interest at
       9.03%; collateralized by land and building .......................................      1,851,888       1,882,282
     Term loan due in monthly installments through June 30, 2002; interest at prime plus 2% (6.75% at December 31, 2001); collateralized by accounts
       receivable, inventories, equipment and general intangibles .......................             --         128,751
     Term loan due in monthly installments through June 15, 2002; interest at
       6.4%; collateralized by certain assets of Boulder ................................             --         217,499
     Term loan due in monthly installments through June 15, 2002; interest
       at 6% ............................................................................             --          33,968
     Term loan due in monthly installments through August 31, 2002; interest at prime plus 2% (6.75% at December 31, 2001); collateralized by accounts
       receivable, inventory, equipment and intangibles .................................             --          87,500

                      POORE BROTHERS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


6. LONG-TERM DEBT: (CONTINUED)

     Capital lease obligations due in monthly installments through 2003; interest
       rates ranging from 8.2% to 11.3%; collateralized by equipment ....................         45,779         457,629
     Capital Expenditures Term loan due in monthly installments through October 31,
       2003; interest at prime plus 1% (5.25% at December 28, 2002); collateralized
       by equipment .....................................................................        130,770         241,430
                                                                                            ------------    ------------
                                                                                               5,210,122      11,004,727
     Less current portion ...............................................................     (1,105,004)     (2,343,472)
                                                                                            ------------    ------------
                                                                                            $  4,105,118    $  8,661,255
                                                                                            ============    ============

Annual maturities of long-term debt at December 28, 2002 are as follows:

     YEAR
     ----
     2003.....................................................   $ 1,105,004
     2004.....................................................       931,857
     2005.....................................................       935,580
     2006.....................................................       552,106
     2007.....................................................        51,802
     Thereafter...............................................     1,633,773
                                                                 -----------
                                                                 $ 5,210,122
                                                                 ===========

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

     During 2002, the Company's remaining outstanding 9% Convertible Debenture due July 1, 2002 in the principal amount of $427,656 held by Wells Fargo Small Business Investment Company, Inc. ("Wells Fargo SBIC") was converted into 401,497 shares of the Company's common stock. In November 1999, Renaissance Capital converted 50% ($859,047) of its 9% Convertible Debenture holdings into 859,047 shares of Common Stock and agreed unconditionally to convert into Common Stock the remaining $859,047 not later than December 31, 2000. In December 2000, Renaissance Capital converted the remaining 859,047 shares of its 9% Convertible Debentures into Common Stock. For the period November 1, 1999 through December 31, 2000, Renaissance Capital agreed to waive all mandatory principal redemption payments and to accept 30,000 unregistered shares of the Company's Common Stock and a warrant to purchase 60,000 shares of common stock at $1.50 per share in lieu of cash interest payments.

     On October 7, 1999, the Company signed a new $9.15 million Credit Agreement with U.S. Bancorp (the "U.S. Bancorp Credit Agreement"). In April 2001, the U.S. Bancorp Credit Agreement was amended to increase the U.S. Bancorp Line of Credit from $3.0 million to $5.0 million, establish a $0.5 million capital expenditure line of credit (the "CapEx Term Loan"), extend the U.S. Bancorp Line of Credit maturity date from October 2002 to October 31, 2003, and modify certain financial covenants. In June 2002, the U.S. Bancorp Credit Agreement was amended to extend the U.S. Bancorp Line of Credit maturity date from October 31, 2003 to October 31, 2005, and modify certain financial covenants.

     The U.S. Bancorp Credit Agreement is secured by accounts receivable, inventories, equipment and general intangibles. Borrowings under the line of credit are limited to 80% of eligible receivables and up to 60% of eligible inventories. At December 28, 2002, the Company had a borrowing base of $3,174,000 under the U.S. Bancorp Line of Credit. There were no amounts outstanding on the U.S. Bancorp line of credit at December 28, 2002. The U.S. Bancorp Credit Agreement requires the Company to be in compliance with certain

                      POORE BROTHERS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


6. LONG-TERM DEBT: (CONTINUED)

financial performance criteria, including a minimum cash flow coverage ratio, a minimum debt service coverage ratio, minimum annual operating results, a minimum tangible capital base and a minimum fixed charge coverage ratio. At December 28, 2002, the Company was in compliance with all of the financial covenants. Management believes that the fulfillment of the Company's plans and objectives will enable the Company to attain a sufficient level of profitability to remain in compliance with these financial covenants. There can be no assurance, however, that the Company will attain any such profitability and remain in compliance. Any acceleration under the U.S. Bancorp Credit Agreement prior to the scheduled maturity of the U.S. Bancorp Line of Credit or the U.S. Bancorp Term Loans could have a material adverse effect upon the Company.

7. COMMITMENTS AND CONTINGENCIES:

     Rental expense under operating leases was $956,000, $506,900 and $309,000 for each of fiscal 2002, 2001 and 2000, respectively. Minimum future rental commitments under non-cancelable leases as of December 28, 2002 are as follows:

                                                         CAPITAL        OPERATING
     YEAR                                                LEASES          LEASES           TOTAL
     ----                                              -----------     -----------     -----------
     2003..........................................    $    46,484     $   980,270     $ 1,026,754
     2004..........................................             --         952,300         952,300
     2005..........................................             --         916,036         916,036
     2006..........................................             --         888,325         888,325
     2007..........................................             --         706,823         706,823
     Thereafter....................................             --       2,670,891       2,670,891
                                                       -----------     -----------     -----------
     Total.........................................         46,484     $ 7,114,645     $ 7,161,129
     Less amount representing interest.............           (705)    ===========     ===========
                                                       -----------
     Present value.................................    $    45,779
                                                       ===========

     The Company produces T.G.I. Friday's(R) brand salted snacks and Tato Skins(R) brand potato crisps utilizing a sheeting and frying process that includes patented technology that the Company licenses from Miles Willard
Technologies, LLC, an Idaho limited liability company ("Miles Willard"). Pursuant to the license agreement between the Company and Miles Willard, the Company has an exclusive right to use the patented technology within North America until the patents expire between 2004 and 2006. In consideration for the use of these patents, the Company is required to make royalty payments to Miles Willard on sales of products manufactured utilizing the patented technology.

     The Company licenses the T.G.I. Friday's(R) brand salted snacks trademark from TGI Friday's Inc. under a license agreement with a term expiring in 2014. Pursuant to the license agreement, the Company is required to make royalty payments on sales of T.G.I. Friday's(R) brand salted snack products and is required to achieve certain minimum sales levels by certain dates during the contract term.

     In December 2002, Warner Bros. Consumer Products granted the Company rights to introduce an innovative new brand of salted snacks featuring Looney Tunes(TM) characters. The Company plans to launch the new brand nationwide in the summer of 2003 under a multi-year agreement that grants the Company exclusive salted snack category brand licensing and promotional rights for Looney Tunes(TM) characters. A prepaid royalty of $500,000 is included in other current assets as a result of this agreement.

8. SHAREHOLDERS' EQUITY:

COMMON STOCK

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

outstanding indebtedness. The Company has granted BFS US Special Opportunities Trust PLC both demand and piggyback registration rights with respect to the shares of Common Stock purchased in the offering.

PREFERRED STOCK

     The Company has authorized 50,000 shares of $100 par value Preferred Stock, none of which was outstanding at December 28, 2002 or December 31, 2001. The Company may issue such shares of Preferred Stock in the future without shareholder approval.

WARRANTS

     During 2000, 2001 and 2002 warrant activity was as follows:

                                               WARRANTS     WEIGHTED AVERAGE
                                             OUTSTANDING     EXERCISE PRICE
                                             -----------     --------------
     Balance, December 31, 1999..........      1,413,298         $ 1.62
       Issued............................         85,000           1.09
                                              ----------
     Balance, December 31, 2000..........      1,498,298           1.59
       Issued............................         10,000           3.62
       Cancelled.........................       (225,000)          4.38
                                              ----------
     Balance, December 31, 2001..........      1,283,298           1.11
       Exercised.........................       (269,505)          1.00
                                              ----------
     Balance, December 28, 2002..........      1,013,793           1.11
                                              ==========

     Warrants have been issued in connection with prior financings and the acquisition of Wabash. At December 28, 2002, outstanding warrants had exercise prices ranging from $0.88 to $3.62 and a weighted average remaining term of 2.9 years. Warrants that were exercisable at December 28, 2002 totaled 865,716 with a weighted average exercise price per share of $1.15.

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

STOCK OPTIONS

     The Company's 1995 Stock Option Plan (the "Plan"), as amended in May 2001, provides for the issuance of options to purchase 2,500,000 shares of Common Stock. The options granted pursuant to the Plan expire over a five-year period and generally vest over three years. In addition to options granted under the Plan, the Company also issued non-qualified options to purchase Common Stock to certain Directors and officers which are exercisable and expire either five or ten years from date of grant. All options are issued at an exercise price of fair market value and are noncompensatory. Fair market value is determined based on the price of sales of Common Stock occurring at time of the option award. At December 28, 2002, outstanding options had exercise prices ranging from $.59 to $3.50 per share.

                      POORE BROTHERS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


8. SHAREHOLDERS' EQUITY: (CONTINUED)

     During 2001 and 2002, stock option activity was as follows:

                                              PLAN OPTIONS                 NON-PLAN OPTIONS
                                     ------------------------------  -----------------------------
                                        OPTIONS    WEIGHTED AVERAGE    OPTIONS    WEIGHTED AVERAGE
                                      OUTSTANDING   EXERCISE PRICE   OUTSTANDING   EXERCISE PRICE
                                     ------------   --------------   ----------    --------------
Balance, December 31, 1999 ......      1,483,650      $     1.54        720,000      $     1.17
  Granted .......................        336,000            2.13      1,050,000            1.64
  Canceled ......................        (91,666)           1.84             --              --
  Exercised .....................        (28,334)           1.41       (125,000)           1.08
                                      ----------                     ----------
Balance, December 31, 2000 ......      1,699,650            1.64      1,645,000            1.48
  Granted .......................        480,000            3.03         50,000            3.02
  Canceled ......................       (143,333)           1.63             --              --
  Exercised .....................        (26,000)           1.71        (50,000)           1.08
                                      ----------                     ----------
Balance, December 31, 2001 ......      2,010,317            1.97      1,645,000            1.54
  Granted .......................        367,500            2.86             --              --
  Canceled ......................       (324,334)           2.78        (66,667)           2.61
  Exercised .....................       (315,683)           1.19        (33,333)           2.61
                                      ----------                     ----------
Balance, December 28, 2002 ......      1,737,800            2.15      1,545,000            1.47
                                      ==========                     ==========

     At December 28, 2002, outstanding Plan options had exercise prices ranging from $0.59 to $3.10 and a weighted average remaining term of 2.4 years. Plan options that were exercisable at December 28, 2002, December 31, 2001 and December 31, 2000 totaled 1,034,793, 1,299,982 and 975,415 with weighted average exercise prices per share of $1.60, $1.56 and $1.60 respectively. Outstanding Non-Plan options had exercise prices ranging from $1.18 to $3.50 and a weighted average remaining term of 2.4 years. Non-Plan options that were exercisable at December 28, 2002 totaled 1,019,999 with a weighted average exercise price per share of $1.37.

9. INCOME TAXES:

     The Company accounts for income taxes using a balance sheet approach whereby deferred tax assets and liabilities are determined based on the differences in financial reporting and income tax basis of assets and liabilities. The differences are measured using the income tax rate in effect during the year of measurement.

     The provision for income taxes consisted of the following:

                                                2002         2001         2000
                                             ---------    ---------    ---------
Current:
  Federal                                    $      --    $      --    $      --
  State                                         98,593       43,000       38,000
                                             ---------    ---------    ---------
                                             $  98,593    $  43,000    $  38,000
                                             ---------    ---------    ---------
Deferred:
  Federal                                    $(413,430)   $      --    $      --
  State                                         72,000           --           --
                                             ---------    ---------    ---------
                                             $(341,430)   $      --    $      --
                                             ---------    ---------    ---------

                                             ---------    ---------    ---------
Total (benefit) provision for income taxes   $(242,837)   $  43,000    $  38,000
                                             =========    =========    =========

                      POORE BROTHERS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


9. INCOME TAXES: (CONTINUED)

     The following table provides a reconciliation between the amount determined by applying the statutory federal income tax rate to the pretax income amount for the years ended December 28, 2002, December 31, 2001 and December 31, 2000:

                                            2002          2001          2000
                                        -----------   -----------   -----------
Provision at statutory rate ..........  $   813,960   $   370,010   $   261,049
State income tax, net ................      170,593        56,742        38,390
Nondeductible expenses ...............       11,983        18,722        15,600
Net operating loss utilized and
  reversal of valuation allowance ....   (1,239,373)     (402,474)     (277,039)
                                        -----------   -----------   -----------
Income tax (benefit) provision .......  $  (242,837)  $    43,000   $    38,000
                                        ===========   ===========   ===========

    The income tax effects of loss carryforwards and temporary differences between financial and income tax reporting that give rise to the deferred income tax assets and liabilities are as follows:

                                                   DECEMBER 28,   DECEMBER 31,
                                                       2002           2001
                                                   -----------    -----------
     Net operating loss carryforward.............  $ 1,022,000    $ 1,855,000
     Bad debt expense............................      160,000         86,000
     Accrued liabilities.........................      121,000         73,000
     Other.......................................      141,000        254,000
                                                   -----------    -----------
                                                     1,444,000      2,268,000
     Depreciation and amortization...............     (966,570)      (865,000)
     Deferred tax asset valuation allowance......     (136,000)    (1,403,000)
                                                   -----------    -----------
          Net deferred tax assets................  $   341,430    $       --
                                                   ===========    ===========

     The Company experienced significant net losses in prior fiscal years resulting in a net operating loss carryforward ("NOLC") for federal income tax purposes of approximately $2.6 million at December 28, 2002. The Company's NOLC will begin to expire in varying amounts between 2010 and 2018.

     Generally accepted accounting principles require that a valuation allowance be established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. Changes in valuation allowances from period to period are included in the tax provision in the period of change. In determining whether a valuation allowance is required, we take into account all positive and negative evidence with regard to the utilization of a deferred tax asset including our past earnings history, expected future earnings, the character and jurisdiction of such earnings, unsettled circumstances that, if unfavorably resolved, would adversely affect utilization of a deferred tax asset, carryback and carryforward periods, and tax strategies that could potentially enhance the likelihood of realization of a deferred tax asset. During the third quarter of 2002, the Company concluded that it was more likely than not that its deferred tax asset at the time would be realized, and also began providing for income taxes at a rate equal to the combined federal and state effective rates, which approximates 39.2% under current tax rates, rather than the 7.5% rate previously being used to record a tax provision for only certain state income taxes. The $136,000 deferred tax valuation allowance at December 28, 2002 relates to certain state NOL carryforwards.

10. BUSINESS SEGMENTS AND SIGNIFICANT CUSTOMERS:

     For the year ended December 28, 2002, one national mass and warehouse club customer and one national vending distributor accounted for $12,414,000 or 21% and $7,784,000 or 13%, respectively, of the Company's consolidated net revenues. For the year ended December 31, 2001, one national warehouse club customer and one national vending distributor accounted for $9,353,000 or 16% and $6,886,000 or 12%, respectively, of the Company's consolidated net revenues. For the year ended December 31, 2000, one Arizona grocery chain customer accounted for
$4,673,000, or 11%, and one national vending distributor accounted for $6,376,000, or 15%, respectively, of consolidated net revenues.

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


                                        MANUFACTURED   DISTRIBUTED
                                          PRODUCTS       PRODUCTS   CONSOLIDATED
                                          --------       --------   ------------
2002
----
Revenues from external customers         $55,321,985   $ 4,026,486   $59,348,471
Depreciation and amortization included
  in segment gross profit                    936,499            --       936,499
Segment gross profit                      10,797,357       514,652    11,312,009

2001
----
Revenues from external customers         $49,116,667   $ 4,788,149   $53,904,816
Depreciation and amortization included
  in segment gross profit                    859,776            --       859,776
Segment gross profit                      10,711,869       234,125    10,945,994

2000
----
Revenues from external customers         $33,855,177   $ 5,199,905   $39,055,082
Depreciation and amortization included
  in segment gross profit                    953,010            --       953,010
Segment gross profit                       7,395,832       308,309     7,704,141


The following table reconciles reportable segment gross profit to the Company's consolidated income before income tax provision:

                                                         2002          2001          2000
                                                      -----------   -----------   -----------
Segment gross profit                                  $11,312,009   $10,945,994   $ 7,704,141
Unallocated amounts:
  Selling, general and administrative expenses          8,637,652     8,816,627     5,758,883
  Fire related income, net                                259,376         4,014            --
  Interest expense, net                                   539,733     1,045,117     1,177,467
                                                      -----------   -----------   -----------
Income before income taxes                            $ 2,394,000   $ 1,088,264   $   767,791
                                                      ===========   ===========   ===========

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

13. QUARTERLY FINANCIAL DATA (UNAUDITED)

     The results for any single quarter are not necessarily indicative of the Company's results for any other quarter or the full year. The quarterly net sales and gross profit amounts presented below reflect the reclassifications required by EITF 01-9 discussed in Note 1.

  (in 000's except for share data)                  FIRST        SECOND         THIRD        FOURTH
                                                   QUARTER       QUARTER       QUARTER       QUARTER      FULL YEAR
                                                 -----------   -----------   -----------   -----------   -----------
FISCAL 2002
Net revenues                                     $    14,278   $    15,358   $    15,209   $    14,503   $    59,348
Gross profit                                           2,517         3,188         2,564         3,043        11,312
Operating income                                         552           819           550           753         2,674
Net income                                       $       380   $       640   $     1,051   $       565   $     2,637

Earnings per common share:
  Basic                                          $      0.02   $      0.04   $      0.06   $      0.03   $      0.16
  Diluted                                        $      0.02   $      0.04   $      0.06   $      0.03   $      0.15

Weighted average number of common shares:
  Basic                                           15,692,387    15,833,473    16,362,344    16,686,148    16,146,081
  Diluted                                         17,439,210    18,079,446    17,961,882    18,049,958    17,826,953

FISCAL 2001
Net revenues                                     $    13,267   $    14,482   $    13,871   $    12,285   $    53,905
Gross profit                                           2,872         3,121         2,778         2,175        10,946
Operating income                                         668           703           422           336         2,129
Net income                                       $       369   $       404   $       161   $       111   $     1,045

Earnings per common share:
  Basic                                          $      0.02   $      0.03   $      0.01   $      0.01   $      0.07
  Diluted                                        $      0.02   $      0.02   $      0.01   $      0.01   $      0.06

Weighted average number of common shares:
  Basic                                           14,999,765    15,046,655    15,042,765    15,111,704    15,050,509
  Diluted                                         16,965,390    17,708,387    17,920,140    17,107,814    17,198,648

The sum of quarterly earnings per share information may not agree to the annual amount due to the use of the treasury stock method of calculating earnings per share.

                      POORE BROTHERS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


14. ACCOUNTS RECEIVABLE ALLOWANCE

Changes to the allowance for doubtful accounts during the three years ended December 28, 2002 are summarized below:

                                  Balance at                            Balance
                                  beginning   Charges to               at end of
                                  of period     Expense    Deductions    period
                                  ---------    ---------   ----------    ------
Allowance for Doubtful Accounts
          Fiscal 2000              $206,000     124,000      84,000     $246,000
          Fiscal 2001              $246,000     332,000     359,000     $219,000
          Fiscal 2002              $219,000     379,000     189,000     $409,000

EXHIBIT INDEX

10.33 -- License Agreement, dated November 20, 2002, by and between the Company and Warner Bros., a division of Time Warner Entertainment Company, L.P.

10.34 -- License Agreement, dated November 20, 2002, by and between the Company and Warner Bros., a division of Time Warner Entertainment Company, L.P.

10.35 -- License Agreement, dated July 19, 2000, by and between the Company and M.J. Quinlan & Associates Pty. Limited

21.1 --   List of subsidiaries of Poore Brothers, Inc.

23.1 --   Consent of Deloitte & Touche LLP.

23.2 --   Notice Regarding Consent of Arthur Andersen LLP

99.1 -- Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002