Form 10-Q
period 2003-03-29
POORE BROTHERS INC
filed 2003-05-01
CIK 944508

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the quarterly period ended March 29, 2003

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


Indicate by check whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 16,733,411 as of March 29, 2003.

                                TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         Consolidated balance sheets as of March 29, 2003
           and December 28, 2002...........................................    3
         Consolidated statements of income for the quarters
           ended March 29, 2003 and March 30, 2002.........................    4
         Consolidated statements of cash flows for the quarters
           ended March 29, 2003 and March 30, 2002.........................    5
         Notes to consolidated financial statements........................    6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS.......................................   11

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK........   14

ITEM 4.  CONTROLS AND PROCEDURES...........................................   15

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.................................................   16
ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.........................   16
ITEM 3.  DEFAULTS UPON SENIOR SECURITIES...................................   16
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............   16
ITEM 5.  OTHER INFORMATION.................................................   16
ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K..................................   16

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                      POORE BROTHERS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                               MARCH 29,      DECEMBER 28,
                                                                                  2003            2002
                                                                              ------------    ------------
                                       ASSETS                                  (unaudited)
Current assets:
  Cash ....................................................................   $    993,608    $  1,395,187
  Accounts receivable, net of allowance of $473,000 in 2003
    and $409,000 in 2002 ..................................................      4,906,390       4,427,531
  Inventories .............................................................      1,574,605       1,760,401
  Deferred income tax asset ...............................................        361,042         421,942
  Other current assets ....................................................      1,930,721         803,665
                                                                              ------------    ------------
    Total current assets ..................................................      9,766,366       8,808,726

Property and equipment, net ...............................................     13,135,985      13,009,948
Goodwill ..................................................................      5,565,687       5,565,687
Intangible assets .........................................................      4,207,032       4,207,032
Other assets ..............................................................        156,284         165,233
                                                                              ------------    ------------

Total assets ..............................................................   $ 32,831,354    $ 31,756,626
                                                                              ============    ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable ........................................................   $  4,032,753    $  2,937,602
  Accrued liabilities .....................................................      2,685,348       2,806,149
  Current portion of long-term debt .......................................      1,035,893       1,105,004
                                                                              ------------    ------------
     Total current liabilities ............................................      7,753,994       6,848,755

Long-term debt, net of current portion ....................................      3,869,251       4,105,118
Deferred income tax liability .............................................         80,512          80,512
                                                                              ------------    ------------
     Total liabilities ....................................................     11,703,757      11,034,385
                                                                              ------------    ------------
Commitments and contingencies (Note 4)

Shareholders' equity:
  Preferred stock, $100 par value; 50,000 shares authorized; no shares
    issued or outstanding at March 29, 2003 and December 28, 2002 .........             --              --
  Common stock, $.01 par value; 50,000,000 shares authorized; 16,733,411 and 16,729,911 shares issued and outstanding at March 29, 2003 and
    December 28, 2002, respectively .......................................        167,334         167,299
  Additional paid-in capital ..............................................     22,507,150      22,404,835
  Accumulated deficit .....................................................     (1,546,887)     (1,849,893)
                                                                              ------------    ------------
    Total shareholders' equity ............................................     21,127,597      20,722,241
                                                                              ------------    ------------

Total liabilities and shareholders' equity ................................   $ 32,831,354    $ 31,756,626
                                                                              ============    ============

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                      POORE BROTHERS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

                                                          QUARTER ENDED
                                                   ----------------------------
                                                     MARCH 29,       MARCH 30,
                                                       2003            2002
                                                   ------------    ------------
                                                   (unaudited)      (unaudited)

Net revenues ...................................   $ 15,217,683    $ 14,277,520

Cost of revenues ...............................     12,186,603      11,760,688
                                                   ------------    ------------

  Gross profit .................................      3,031,080       2,516,832

Selling, general and administrative expenses ...      2,473,446       1,964,924
                                                   ------------    ------------

  Operating income .............................        557,634         551,908

Interest expense, net ..........................        (71,628)       (153,884)
                                                   ------------    ------------

  Income before income tax provision ...........        486,006         398,024

Income tax provision ...........................       (183,000)        (18,000)
                                                   ------------    ------------

  Net income ...................................   $    303,006    $    380,024
                                                   ============    ============
Earnings per common share:
  Basic ........................................   $       0.02    $       0.02
                                                   ============    ============
  Diluted ......................................   $       0.02    $       0.02
                                                   ============    ============
Weighted average number of common shares:
  Basic ........................................     16,730,642      15,692,387
                                                   ============    ============
  Diluted ......................................     18,025,514      17,439,210
                                                   ============    ============

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                      POORE BROTHERS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                          QUARTER ENDED
                                                                   ----------------------------
                                                                    MARCH 29,       MARCH 30,
                                                                       2003           2002
                                                                   ------------    ------------
                                                                   (unaudited)     (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income ...................................................   $    303,006    $    380,024
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation ...............................................        289,554         348,128
    Amortization ...............................................          7,766           9,048
    Accounts receivable and inventory provisions ...............        102,364         (15,897)
    Other asset amortization ...................................         52,999          68,358
    Gain on disposition of fixed assets ........................         (4,422)         (2,550)
    Tax benefit from exercise of stock options .................         97,100              --
  Change in operating assets and liabilities:
    Accounts receivable ........................................       (543,285)        271,982
    Inventories ................................................        147,858        (486,432)
    Other assets and liabilities ...............................     (1,117,971)       (164,964)
    Accounts payable and accrued liabilities ...................        974,350         625,307
                                                                   ------------    ------------
          Net cash provided by operating activities ............        309,319       1,033,004
                                                                   ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of equipment ........................................       (411,169)       (102,422)

  Proceeds from disposition of fixed assets ....................             --           2,550
                                                                   ------------    ------------
          Net cash used in investing activities ................       (411,169)        (99,872)
                                                                   ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock .......................          5,250          10,001
  Payments made on long-term debt ..............................       (304,979)       (633,167)
  Net decrease in working capital line of credit ...............             --      (1,109,123)
                                                                   ------------    ------------
          Net cash used in financing activities ................       (299,729)     (1,732,289)
                                                                   ------------    ------------
Net decrease in cash ...........................................       (401,579)       (799,157)
Cash at beginning of period ....................................      1,395,187         894,198
                                                                   ------------    ------------
Cash at end of period ..........................................   $    993,608    $     95,041
                                                                   ============    ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for interest .....................   $     66,982    $    167,267

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                      POORE BROTHERS, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     GENERAL

     Poore Brothers, Inc., a Delaware corporation (the "Company"), was formed in 1995 as a holding company to acquire a potato chip manufacturing and snack food distribution business which had been founded by Donald and James Poore in 1986.

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

     The Company is engaged in the development, production, marketing and distribution of innovative salted snack food products that are sold primarily through grocery retailers, mass merchandisers, club stores and vend distributors across the United States. The Company (i) manufactures and sells T.G.I. Friday's(R) brand salted snacks under license from TGI Friday's Inc., (ii) manufactures and sells its own brands of salted snack food products, including Poore Brothers(R), Bob's Texas Style(R), and Boulder Potato Company(R) brand batch-fried potato chips and Tato Skins(R) brand potato snacks, (iii)
manufactures private label potato chips for grocery retail chains in the southwest, and (iv) distributes snack food products that are manufactured by others.

     BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of Poore Brothers, Inc. and all of its wholly owned subsidiaries. All significant intercompany amounts and transactions have been eliminated. The financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all the information and footnotes required by accounting principles generally accepted in the United States of America. In the opinion of management, the consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary in order to make the consolidated financial statements not misleading. A description of the Company's accounting policies and other financial information is included in the audited financial statements filed with the Form 10-K for the fiscal year ended December 28, 2002. The results of operations for the quarter ended March 29, 2003 are not necessarily indicative of the results expected for the full year.

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

                      POORE BROTHERS, INC. AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                                                 QUARTER ENDED
                                                          ----------------------------
                                                           MARCH 29,       MARCH 30,
                                                              2003            2002
                                                          ------------    ------------
BASIC EARNINGS PER SHARE:
  Net income ..........................................   $    303,006    $    380,024
                                                          ============    ============

  Weighted average number of common shares ............     16,730,642      15,692,387
                                                          ============    ============

  Earnings per common share ...........................   $       0.02    $       0.02
                                                          ============    ============
DILUTED EARNINGS PER SHARE:
  Net income ..........................................   $    303,006    $    380,024
                                                          ============    ============

  Weighted average number of common shares ............     16,730,642      15,692,387
  Incremental shares from assumed conversions-
    Warrants ..........................................        417,524         598,530
    Stock options .....................................        877,348       1,148,293
                                                          ------------    ------------
  Adjusted weighted average number of common shares ...     18,025,514      17,439,210
                                                          ============    ============

  Earnings per common share ...........................   $       0.02    $       0.02
                                                          ============    ============

     The Company's stock-based compensation plan is accounted for under the recognition and measurement provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based
Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure". Accordingly, no compensation cost has been recognized for stock option grants. Awards under the plan vest over periods ranging from one to three years, depending on the type of award. The following table illustrates the effect on net income and earnings per share if the fair value method had been applied to all outstanding and unvested awards in each period presented, using the Black-Scholes valuation model.

                                                                              MARCH 29,       MARCH 30,
                                                                                2003            2002
                                                                            ------------    ------------
Net income as reported .................................................    $    303,006    $    380,024
Deduct: Total stock-based employee compensation expense determined
  under fair value method for all awards, net of related tax effects ...        (156,439)       (219,022)
                                                                            ------------    ------------
Pro forma net income ...................................................    $    146,567    $    161,002
                                                                            ============    ============
Net income per share - basic - as reported .............................    $       0.02    $       0.02
Pro forma net income per share - basic .................................    $       0.01    $       0.01
Net income per share - diluted - as reported ...........................    $       0.02    $       0.02
Pro forma net income per share - diluted ...............................    $       0.01    $       0.01

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for options granted in 2002: dividend yield of 0%; expected volatility of 44%; risk-free interest rate of 3.8%; and expected lives of 3 years. Under this method, the weighted-average fair value of the options granted was $1.27 in 2002. There were no option grants during the quarter ended March 29, 2003.

                      POORE BROTHERS, INC. AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2.   INVENTORIES

     Inventories consisted of the following:

                                                      MARCH 29,     DECEMBER 28,
                                                        2003            2002
                                                    ------------    ------------
Finished goods ..................................   $    905,406    $  1,091,200
Raw materials ...................................        669,199         669,201
                                                    ------------    ------------
                                                    $  1,574,605    $  1,760,401
                                                    ============    ============

3.   LONG-TERM DEBT

     The Company's Goodyear, Arizona manufacturing, distribution and headquarters facility is subject to a $1.9 million mortgage loan from Morgan Guaranty Trust Company of New York, which bears interest at 9.03% per annum and is secured by the building and the land on which it is located. The loan matures on July 1, 2012; however, monthly principal and interest installments of $18,425 are determined on a twenty-year amortization period.

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

     The U.S. Bancorp Credit Agreement is secured by accounts receivable, inventories, equipment and general intangibles. Borrowings under the U.S. Bancorp Line of Credit are limited to 80% of eligible receivables and 60% of eligible inventories. At March 29, 2003, the Company had a borrowing base of approximately $3,151,000 under the U.S. Bancorp Line of Credit. The U.S. Bancorp Credit Agreement requires the Company to be in compliance with certain financial performance criteria, including minimum annual operating results, a minimum tangible capital base and a minimum fixed charge coverage ratio. At March 29, 2003 the Company was in compliance with all of the financial covenants. Management believes that the fulfillment of the Company's plans and objectives will enable the Company to attain a sufficient level of profitability to remain in compliance with these financial covenants. Any acceleration under the U.S. Bancorp Credit Agreement prior to the scheduled maturity of the U.S. Bancorp Line of Credit or the U.S. Bancorp Term Loans could have a material adverse effect upon the Company.

     As of March 29, 2003, there was no outstanding balance on the U.S. Bancorp Line of Credit, $2,958,608 on the U.S. Bancorp Term Loan A, and $100,590 on the CapEx Term Loan.

                      POORE BROTHERS, INC. AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

     The accounting policies of the segments are the same as those described in the Summary of Accounting Policies included in Note 1 to the audited financial statements filed with the Form 10-K for the fiscal year ended December 28, 2002. The Company does not allocate selling, general and administrative expenses, income taxes or unusual items to segments and has no significant non-cash items other than depreciation and amortization.

                                                MANUFACTURED   DISTRIBUTED
                                                  PRODUCTS       PRODUCTS     CONSOLIDATED
                                                ------------   ------------   ------------
QUARTER ENDED MARCH 29, 2003
  Revenues from external customers ..........   $ 14,038,831   $  1,178,852   $ 15,217,683
  Depreciation and amortization in segment
    gross profit ............................        205,034             --        205,034
  Segment gross profit ......................      2,850,393        180,687      3,031,080
QUARTER ENDED MARCH 30, 2002
  Revenues from external customers ..........   $ 13,289,432   $    988,088   $ 14,277,520
  Depreciation and amortization in segment
    gross profit ............................        309,274             --        309,274
  Segment gross profit ......................      2,422,383         94,449      2,516,832

     The following table reconciles reportable segment gross profit to the Company's consolidated income before income tax provision.

                                                           QUARTER ENDED
                                                    ---------------------------
                                                      MARCH 29,      MARCH 30,
                                                        2003           2002
                                                    ------------   ------------
Consolidated segment gross profit ...............   $  3,031,080   $  2,516,832
Unallocated amounts:
  Selling, general and administrative expenses ..      2,473,446      1,964,924
  Interest expense, net .........................         71,628        153,884
                                                    ------------   ------------
Income before income tax provision ..............   $    486,006   $    398,024
                                                    ============   ============

                      POORE BROTHERS, INC. AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6.   INCOME TAXES

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

     Generally accepted accounting principles require that a valuation allowance be established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. Changes in valuation allowances from period to period are included in the tax provision in the period of change. In determining whether a valuation allowance is required, the Company takes into account all positive and negative evidence with regard to the utilization of a deferred tax asset including our past earnings history, expected future earnings, the character and jurisdiction of such earnings, unsettled circumstances that, if unfavorably resolved, would adversely affect utilization of a deferred tax asset, carryback and carryforward periods, and tax strategies that could potentially enhance the likelihood of realization of a deferred tax asset. During the third quarter of 2002, the Company concluded that it was more likely than not that its deferred tax asset at the time would be realized, and also began providing for income taxes at a rate equal to the combined federal and state effective rates, which approximates 38% under current tax rates, rather than the 7.5% rate previously being used to record a tax provision for only certain state income taxes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     THIS QUARTERLY REPORT ON FORM 10-Q, INCLUDING ALL DOCUMENTS INCORPORATED BY REFERENCE, INCLUDES "FORWARD-LOOKING" STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED (THE "SECURITIES ACT") AND SECTION 12E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, AND THE PRIVATE
SECURITIES LITIGATION REFORM ACT OF 1995, AND POORE BROTHERS, INC. (THE "COMPANY") DESIRES TO TAKE ADVANTAGE OF THE "SAFE HARBOR" PROVISIONS THEREOF. THEREFORE, THE COMPANY IS INCLUDING THIS STATEMENT FOR THE EXPRESS PURPOSE OF AVAILING ITSELF OF THE PROTECTIONS OF THE SAFE HARBOR WITH RESPECT TO ALL OF SUCH FORWARD-LOOKING STATEMENTS. IN THIS QUARTERLY REPORT ON FORM 10-Q, THE WORDS "ANTICIPATES," "BELIEVES," "EXPECTS," "INTENDS," "ESTIMATES," "PROJECTS," "WILL LIKELY RESULT," "WILL CONTINUE," "FUTURE" AND SIMILAR TERMS AND EXPRESSIONS IDENTIFY FORWARD-LOOKING STATEMENTS. THE FORWARD-LOOKING STATEMENTS IN THIS QUARTERLY REPORT ON FORM 10-Q REFLECT THE COMPANY'S CURRENT VIEWS WITH RESPECT TO FUTURE EVENTS AND FINANCIAL PERFORMANCE. THESE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES, INCLUDING
SPECIFICALLY THE COMPANY'S RELATIVELY BRIEF OPERATING HISTORY, SIGNIFICANT HISTORICAL OPERATING LOSSES AND THE POSSIBILITY OF FUTURE OPERATING LOSSES, THE POSSIBILITY THAT THE COMPANY WILL NEED ADDITIONAL FINANCING DUE TO FUTURE OPERATING LOSSES OR IN ORDER TO IMPLEMENT THE COMPANY'S BUSINESS STRATEGY, THE POSSIBLE DIVERSION OF MANAGEMENT RESOURCES FROM THE DAY-TO-DAY OPERATIONS OF THE COMPANY AS A RESULT OF STRATEGIC ACQUISITIONS, POTENTIAL DIFFICULTIES RESULTING FROM THE INTEGRATION OF ACQUIRED BUSINESSES WITH THE COMPANY'S BUSINESS, OTHER ACQUISITION-RELATED RISKS, SIGNIFICANT COMPETITION, CUSTOMER ACCEPTANCE OF NEW PRODUCTS, DEPENDENCE UPON MAJOR CUSTOMERS, DEPENDENCE UPON LICENSE AGREEMENTS WITH THIRD PARTIES, RISKS RELATED TO THE FOOD PRODUCTS INDUSTRY, VOLATILITY OF THE MARKET PRICE OF THE COMPANY'S COMMON STOCK, THE POSSIBLE DE-LISTING OF THE COMMON STOCK FROM THE NASDAQ SMALLCAP MARKET IF THE COMPANY FAILS TO SATISFY THE APPLICABLE LISTING CRITERIA (INCLUDING A MINIMUM SHARE PRICE) IN THE FUTURE AND THOSE OTHER RISKS AND UNCERTAINTIES DISCUSSED HEREIN AND IN THE COMPANY'S OTHER PERIODIC REPORTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION, THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM HISTORICAL RESULTS OR THOSE ANTICIPATED. IN LIGHT OF THESE RISKS AND UNCERTAINTIES, THERE CAN BE NO ASSURANCE THAT THE FORWARD-LOOKING INFORMATION CONTAINED IN THIS QUARTERLY REPORT ON FORM 10-Q WILL IN FACT TRANSPIRE OR PROVE TO BE ACCURATE. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THE FORWARD-LOOKING STATEMENTS CONTAINED HEREIN, WHICH SPEAK ONLY AS OF THE DATE HEREOF. THE COMPANY UNDERTAKES NO OBLIGATION TO PUBLICLY REVISE THESE FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES THAT MAY ARISE AFTER THE DATE HEREOF. ALL SUBSEQUENT WRITTEN OR ORAL FORWARD-LOOKING STATEMENTS ATTRIBUTABLE TO THE COMPANY OR PERSONS ACTING ON ITS BEHALF ARE EXPRESSLY QUALIFIED IN THEIR ENTIRETY BY THIS SECTION.

     RESULTS OF OPERATIONS

     QUARTER ENDED MARCH 29, 2003 COMPARED TO THE QUARTER ENDED MARCH 30, 2002.

     Net revenues for the quarter ended March 29, 2003 were $15.2 million, an increase of 7% from $14.3 million for the quarter ended March 30, 2002. The Company's revenue increase was driven by strong growth of T.G.I. Friday's(R) brand salted snacks in the vending and convenience store channels, partially offset by fewer large-scale promotional events in the grocery channel. T.G.I. Friday's(R) brand salted snacks revenue grew 16%, accounting for approximately 63% of the Company's net revenues in the quarter, and was partially offset by lower revenue from Tato Skins(R) brand snacks in the vending channel. Revenue from the Company's potato chip brands and distributed products rose modestly.

     Gross profit for the quarter ended March 29, 2003 rose to $3.0 million, an increase of 20%, compared to $2.5 million in the first quarter of 2002. Gross profit margin improved to 19.9% in 2003 versus 17.6% in 2002 due principally to lower overall trade promotion spending reflected in new revenue, offset by higher transportation expense due to rising fuel costs. Manufacturing efficiencies improved modestly, however the benefits were mostly offset by costs from the Crunch Toons(TM) manufacturing tests.

     Selling, general and administrative expenses increased to $2.5 million for the quarter ended March 29, 2003 from $2.0 million for the quarter ended March 30, 2002, due primarily to marketing-related expenses associated with the upcoming launch of Crunch Toons(TM) brand snacks and increased payroll and benefit costs.

     Net interest expense decreased to $0.1 million for the quarter ended March 29, 2003 from a net interest expense of $0.2 million for the quarter ended March 30, 2002. The decrease of $0.1 million was due to lower long-term debt borrowings.

     The Company has provided $183,000 and $18,000 for the quarters ended March 29, 2003 and March 30, 2002, respectively, for income taxes. No Federal tax provision was recorded in the quarter ended March 30, 2002. During the third quarter of 2002, the Company concluded that it was more likely than not that its deferred tax asset at the time would be realized, and also began providing for income taxes at a rate equal to the combined federal and state effective rates, which approximates 38% under current tax rates, rather than the 7.5% rate previously being used to record a tax provision for only certain state income taxes.

     LIQUIDITY AND CAPITAL RESOURCES

     Net working capital was $2.0 million (a current ratio of 1.3:1) at March 29, 2003 and December 28, 2002. For the quarter ended March 29, 2003, the Company generated cash flow of $0.3 million from operating activities, principally from operating results, invested a net amount of $0.4 million in new equipment, and made $0.3 million in payments on long-term debt.

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

     The U.S. Bancorp Credit Agreement is secured by accounts receivable, inventories, equipment and general intangibles. Borrowings under the U.S. Bancorp Line of Credit are limited to 80% of eligible receivables and 60% of eligible inventories. At March 29, 2003, the Company had a borrowing base of approximately $3,151,000 under the U.S. Bancorp Line of Credit. The U.S. Bancorp Credit Agreement requires the Company to be in compliance with certain financial performance criteria, including minimum annual operating results, a minimum tangible capital base and a minimum fixed charge coverage ratio. At March 29, 2003 the Company was in compliance with all of the financial covenants. Management believes that the fulfillment of the Company's plans and objectives will enable the Company to attain a sufficient level of profitability to remain in compliance with these financial covenants. Any acceleration under the U.S. Bancorp Credit Agreement prior to the scheduled maturity of the U.S. Bancorp Line of Credit or the U.S. Bancorp Term Loans could have a material adverse effect upon the Company.

     As of March 29, 2003, there was no outstanding balance on the U.S. Bancorp Line of Credit, $2,958,608 on the U.S. Bancorp Term Loan A, and $100,590 on the CapEx Term Loan.

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

     ALLOWANCE FOR DOUBTFUL ACCOUNTS. The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The allowance for doubtful accounts was $473,000 at March 29, 2003 and $409,000 at December 28, 2002, respectively.

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

     ADVERTISING AND PROMOTIONAL EXPENSES. The Company expenses production costs of advertising the first time the advertising takes place, except for cooperative advertising costs, which are expensed when the related sales are recognized. Costs associated with obtaining shelf space (i.e. "slotting fees") are expensed in the period in which such costs are incurred by the Company. Anytime the Company offers consideration (cash or credit) as trade advertising or promotional allowance to a purchaser of products at any point along the distribution chain, the amount is accrued and recorded as a reduction in revenue. Any marketing programs that deal directly with the consumer are recorded in selling, general and administrative expenses.

     INCOME TAXES. The Company has been profitable since 1999; however, it experienced significant net losses in prior fiscal years resulting in a net operating loss carryforward ("NOLC") for federal income tax purposes of approximately $2.6 million at December 28, 2002. Generally accepted accounting principles require that the Company record a valuation allowance against the deferred tax asset associated with this NOLC if it is "more likely than not" that the Company will not be able to utilize it to offset future taxes. During the third quarter of 2002, the Company concluded that it is more likely than not that its deferred tax asset at that time would be realized and also began providing for income taxes at a rate equal to the combined federal and state effective rates, which approximates 38% under current tax rates, rather than the 7.5 % rate previously being used to record a tax provision for only certain state income taxes. Subsequent revisions to the estimated net realizable value of the deferred tax asset could cause the provision for income taxes to vary significantly from period to period, although the cash tax payments will remain unaffected until the benefit of the NOLC is utilized.

The above listing is not intended to be a comprehensive list of all of the Company's accounting policies. In many cases the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles, with no need for management's judgment in their application. See the Company's audited financial statements for the fiscal year ended December 28, 2002 and the notes thereto included in the Company's Annual Report on Form 10-K with respect to such period, which contain a description of the Company's accounting policies and other disclosures required by accounting standards generally accepted in the United States of America.

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

     The Company also has interest rate risk with respect to interest expense on variable rate debt, with rates based upon changes in the prime rate. Therefore, the Company has an exposure to changes in those rates. At December 28, 2002, the Company had $3.0 million of variable rate debt outstanding. A hypothetical 10% adverse change in weighted average interest rates during fiscal 2002 would have had an unfavorable impact of $0.03 million on both the Company's net earnings and cash flows.

     The Company's primary concentration of credit risk is related to certain trade accounts receivable. In the normal course of business, the Company extends unsecured credit to its customers. In 2002, substantially all of the Company's customers were distributors and retailers whose sales were concentrated in the grocery industry, throughout the United States. The Company investigates a customer's credit worthiness before extending credit. At December 28, 2002, two customers accounted for approximately 27% of the Company's accounts receivable.

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

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits:

          99.1 -- Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b)  Current Reports on Form 8-K:

          (1) Current Report on Form 8-K, announcing the introduction of Crunch Toons(TM) brand salted snacks (filed with the Commission on March 18, 2003).

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 POORE BROTHERS, INC.


                                 By: /s/ Eric J. Kufel
                                 -----------------------------------------------
Dated: May 1, 2003                               Eric J. Kufel
                                      President and Chief Executive Officer
                                          (principal executive officer)


                                 By: /s/ Thomas W. Freeze
                                 -----------------------------------------------
Dated: May 1, 2003                              Thomas W. Freeze
                                 Senior Vice President, Chief Financial Officer,
                                             Treasurer and Secretary
                                  (principal financial and accounting officer)

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

Date: May 1, 2003

/s/ Eric J. Kufel
---------------------------------------
Eric J. Kufel
President and Chief Executive Officer
(principal executive officer)

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

Date: May 1, 2003

/s/ Thomas W. Freeze
---------------------------------------
Thomas W. Freeze
Senior Vice President, Chief Financial Officer,
Treasurer and Secretary
(principal financial and accounting officer)

                                  EXHIBIT INDEX


99.1 -- Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.