Form 10-Q
period 2003-06-28
POORE BROTHERS INC
filed 2003-08-01
CIK 944508

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the quarterly period ended June 28, 2003

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

Indicate by check whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 17,380,627 as of June 28, 2003.

                                TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

        Consolidated balance sheets as of June 28, 2003
          and December 28, 2002..............................................  3
        Consolidated statements of income for the quarter and
          six months ended June 28, 2003 and June 29, 2002...................  4
        Consolidated statements of cash flows for the six
          months ended June 28, 2003 and June 29, 2002.......................  5
        Notes to consolidated financial statements...........................  6

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS ........................................... 12

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK .......... 16

ITEM 4. CONTROLS AND PROCEDURES ............................................. 17

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.................................................... 18
ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS............................ 18
ITEM 3. DEFAULTS UPON SENIOR SECURITIES...................................... 18
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.................. 18
ITEM 5. OTHER INFORMATION.................................................... 18
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K..................................... 19

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                      POORE BROTHERS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                      JUNE 28,     DECEMBER 28,
                                                                        2003           2002
                                                                    ------------   ------------
                                      ASSETS                         (unaudited)
Current assets:
   Cash and cash equivalents ....................................   $  3,554,575   $  1,395,187
   Accounts receivable, net of allowance of $429,000 in 2003
     and $409,000 in 2002 .......................................      6,547,395      4,427,531
   Inventories ..................................................      2,836,230      1,760,401
   Deferred income tax asset ....................................             --        421,942
   Other current assets .........................................        934,119        803,665
                                                                    ------------   ------------
     Total current assets .......................................     13,872,319      8,808,726

Property and equipment, net .....................................     12,123,272     13,009,948
Goodwill ........................................................      5,565,687      5,565,687
Intangible assets ...............................................      4,207,032      4,207,032
Other assets ....................................................        148,518        165,233
                                                                    ------------   ------------

Total assets ....................................................   $ 35,916,828   $ 31,756,626
                                                                    ============   ============

                       LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable .............................................   $  3,796,513   $  2,937,602
   Accrued liabilities ..........................................      3,672,063      2,806,149
   Current portion of long-term debt ............................      1,003,722      1,105,004
                                                                    ------------   ------------
      Total current liabilities .................................      8,472,298      6,848,755

Long-term debt, net of current portion ..........................      3,636,326      4,105,118
Deferred income tax liability ...................................        195,443         80,512
                                                                    ------------   ------------
     Total liabilities ..........................................     12,304,067     11,034,385
                                                                    ------------   ------------
Commitments and contingencies (Note 4)

Shareholders' equity:
    Preferred stock, $100 par value; 50,000 shares
      authorized; no shares issued or outstanding at
      June 28, 2003 and December 28, 2002 .......................             --             --
    Common stock, $.01 par value; 50,000,000 shares
      authorized; 17,380,627 and 16,729,911 shares
      issued and outstanding at June 28, 2003 and
      December 28, 2002, respectively ...........................        173,514        167,299
   Additional paid-in capital ...................................     23,015,533     22,404,835
   Retained earnings (accumulated deficit) ......................        423,714     (1,849,893)
                                                                    ------------   ------------
     Total shareholders' equity .................................     23,612,761     20,722,241
                                                                    ------------   ------------

 Total liabilities and shareholders' equity .....................   $ 35,916,828   $ 31,756,626
                                                                    ============   ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      POORE BROTHERS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

                                                            QUARTER ENDED                 SIX MONTHS ENDED
                                                    ----------------------------    ----------------------------
                                                      JUNE 28,         JUNE 29,       JUNE 28,        JUNE 29,
                                                        2003            2002            2003            2002
                                                    ------------    ------------    ------------    ------------
                                                     (unaudited)     (unaudited)     (unaudited)     (unaudited)
Net revenues ....................................   $ 18,580,943    $ 15,358,319    $ 33,798,626    $ 29,635,839

Cost of revenues ................................     13,845,782      12,170,534      26,032,385      23,931,222

Write-down of equipment .........................      1,010,720              --       1,010,720              --
                                                    ------------    ------------    ------------    ------------

   Gross profit .................................      3,724,441       3,187,785       6,755,521       5,704,617

Selling, general and administrative expenses ....      2,430,224       2,369,170       4,903,670       4,334,094
                                                    ------------    ------------    ------------    ------------

   Operating income .............................      1,294,217         818,615       1,851,851       1,370,523

Insurance claim settlement, net .................      1,918,785              --       1,918,785          11,341
Interest expense, net ...........................        (64,401)       (151,407)       (136,029)       (316,632)
                                                    ------------    ------------    ------------    ------------

   Income before income tax provision ...........      3,148,601         667,208       3,634,607       1,065,232

Income tax provision ............................     (1,178,000)        (27,000)     (1,361,000)        (45,000)
                                                    ------------    ------------    ------------    ------------

   Net income ...................................   $  1,970,601    $    640,208    $  2,273,607    $  1,020,232
                                                    ============    ============    ============    ============
EARNINGS PER COMMON SHARE:
    Basic .......................................   $       0.12    $       0.04    $       0.13    $       0.06
                                                    ============    ============    ============    ============
    Diluted .....................................   $       0.11    $       0.04    $       0.13    $       0.06
                                                    ============    ============    ============    ============
WEIGHTED AVERAGE NUMBER OF COMMON SHARES:
    Basic .......................................     16,984,728      15,833,473      16,857,685      15,763,714
                                                    ============    ============    ============    ============
    Diluted .....................................     18,343,696      18,079,446      18,042,137      17,843,698
                                                    ============    ============    ============    ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      POORE BROTHERS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                           SIX MONTHS ENDED
                                                                     ----------------------------
                                                                     JUNE 28, 2003  JUNE 29, 2002
                                                                     -------------  -------------
                                                                      (unaudited)    (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income .....................................................   $ 2,273,607    $ 1,020,232
   Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation .................................................       596,842        668,239
     Amortization .................................................        15,532         18,407
     Accounts receivable and inventory provisions .................        59,330        185,142
     Other asset amortization .....................................        99,063        222,314
      Deferred income taxes .......................................       536,873             --
     Loss/(gain) on disposition of equipment ......................     1,005,886         (2,564)
     Tax benefit from exercise of stock options ...................        97,100             --
   Change in operating assets and liabilities:
     Accounts receivable ..........................................    (2,140,066)      (980,673)
     Inventories ..................................................    (1,114,957)      (411,245)
     Other assets and liabilities .................................      (228,335)      (180,014)
     Accounts payable and accrued liabilities .....................     1,724,825      1,537,091
                                                                      -----------    -----------
                   Net cash provided by operating activities ......     2,925,700      2,076,929
                                                                      -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property and equipment ............................      (727,051)      (280,762)
    Proceeds from disposition of fixed assets .....................        11,000          3,406
                                                                      -----------    -----------
                   Net cash used in investing activities ..........      (716,051)      (277,356)
                                                                      -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuance of common stock ........................       519,813        367,135
    Payments made on long-term debt ...............................      (570,074)    (1,266,863)
    Net decrease in working capital line of credit ................            --     (1,621,574)
                                                                      -----------    -----------
                    Net cash used in financing activities .........       (50,261)    (2,521,302)
                                                                      -----------    -----------

Net increase (decrease) in cash ...................................     2,159,388       (721,729)
Cash and cash equivalents at beginning of period ..................     1,395,187        894,198
                                                                      -----------    -----------
Cash and cash equivalents at end of period ........................   $ 3,554,575    $   172,469
                                                                      ===========    ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the period for interest .......................   $   127,993    $   299,693
   Summary of non-cash investing and financing activities:
         Conversion of convertible debenture into common stock ....            --        401,497

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

     The Company is engaged in the development, production, marketing and distribution of innovative salted snack food products that are sold primarily through grocery retailers, mass merchandisers, club stores, convenience stores and vend distributors across the United States. The Company (i) manufactures and sells T.G.I. Friday's(R) brand salted snacks under license from TGI Friday's Inc., (ii) manufactures and sells Crunch Toons(TM) brand salted snacks featuring Looney Tunes(TM) characters under license from Warner Bros. Consumer Products,
(iii) manufactures and sells its own brands of salted snack food products, including Poore Brothers(R), Bob's Texas Style(R), and Boulder Potato Company(R) brand batch-fried potato chips and Tato Skins(R) brand potato snacks, (iv) manufactures private label potato chips for grocery retail chains in the southwest, and (v) distributes snack food products that are manufactured by others.

     BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of Poore Brothers, Inc. and all of its wholly owned subsidiaries. All significant intercompany amounts and transactions have been eliminated. The financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all the information and footnotes required by accounting principles generally accepted in the United States of America. In the opinion of management, the consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary in order to make the consolidated financial statements not misleading. A description of the Company's accounting policies and other financial information is included in the audited financial statements filed with the Form 10-K for the fiscal year ended December 28, 2002. The results of operations for the six months and quarter ended June 28, 2003 are not necessarily indicative of the results expected for the full year.

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

                      POORE BROTHERS, INC. AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                                  QUARTER ENDED                SIX MONTHS ENDED
                                         -----------------------------   -----------------------------
                                         JUNE 28, 2003   JUNE 29, 2002   JUNE 28, 2003   JUNE 29, 2002
                                         -------------   -------------   -------------   -------------
BASIC EARNINGS PER SHARE:
Net income ............................   $ 1,970,601     $   640,208     $ 2,273,607     $ 1,020,232
                                          ===========     ===========     ===========     ===========
Weighted average number of
  common shares .......................    16,984,728      15,833,473      16,857,685      15,763,714
                                          ===========     ===========     ===========     ===========
Earnings per common share .............   $      0.12     $      0.04     $      0.13     $      0.06
                                          ===========     ===========     ===========     ===========
DILUTED EARNINGS PER SHARE:
Net income ............................   $ 1,970,601     $   640,208     $ 2,273,607     $ 1,020,232
   Add back: Debenture interest .......            --           4,656              --           4,790
                                          -----------     -----------     -----------     -----------
    Adjusted income ...................   $ 1,970,601     $   644,864     $ 2,273,607     $ 1,025,022
                                          ===========     ===========     ===========     ===========
Weighted average number of
     common shares ....................    16,984,728      15,833,473      16,857,685      15,763,714
   Incremental shares from assumed
     conversions-
     9% Convertible debentures ........            --         207,495              --         213,495
     Warrants .........................       300,460         582,114         279,950         545,869
     Stock options ....................     1,058,508       1,456,364         904,502       1,320,620
                                          -----------     -----------     -----------     -----------
   Adjusted weighted average
     number of common shares ..........    18,343,696      18,079,446      18,042,137      17,843,698
                                          ===========     ===========     ===========     ===========
Earnings per common share .............   $      0.11     $      0.04     $      0.13     $      0.06
                                          ===========     ===========     ===========     ===========

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

                                                        QUARTER ENDED                SIX MONTHS ENDED
                                                 ----------------------------  ----------------------------
                                                 JUNE 28, 2003  JUNE 29, 2002  JUNE 28, 2003  JUNE 29, 2002
                                                 -------------  -------------  -------------  -------------
Net income as reported ........................   $ 1,970,601    $   640,208    $ 2,273,607    $ 1,020,232

Deduct: Total stock-based employee
compensation expense determined under fair
value method for all awards, net of
related tax effects ...........................      (156,255)      (220,984)      (312,694)      (440,006)
                                                  -----------    -----------    -----------    -----------
Pro forma net income ..........................   $ 1,814,346    $   419,224    $ 1,960,913    $   580,226
                                                  ===========    ===========    ===========    ===========

                      POORE BROTHERS, INC. AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                                          QUARTER ENDED                 SIX MONTHS ENDED
                                                  -----------------------------   -----------------------------
                                                  JUNE 28, 2003   JUNE 29, 2002   JUNE 28, 2003   JUNE 29, 2002
                                                  -------------   -------------   -------------   -------------
Net income per share - basic - as reported ......     $0.12           $0.04           $0.13           $0.06

Pro forma net income per share - basic ..........     $0.11           $0.03           $0.12           $0.04

Net income per share - diluted - as reported ....     $0.11           $0.04           $0.13           $0.06

Pro forma net income per share - diluted ........     $0.10           $0.02           $0.11           $0.03

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for options granted in 2002 and 2003, respectively: dividend yield of 0%; expected volatility of 44% and 53.5%; risk-free interest rate of 3.8% and 1.7%; and expected lives of 3 years. Under this method, the weighted-average fair value of the options granted was $1.27 in 2002 and $3.47 in 2003.

2.   INVENTORIES

     Inventories consisted of the following:

                                            JUNE 28, 2003      DECEMBER 28, 2002
                                            -------------      -----------------
Finished goods .......................        $1,990,323           $1,091,200
Raw materials ........................           845,907              669,201
                                              ----------           ----------
                                              $2,836,230           $1,760,401
                                              ==========           ==========

3.   LONG-TERM DEBT

     The Company's Goodyear, Arizona manufacturing, distribution and headquarters facility is subject to a $1.8 million mortgage loan from Morgan Guaranty Trust Company of New York, which bears interest at 9.03% per annum and is secured by the building and the land on which it is located. The loan matures on July 1, 2012; however, monthly principal and interest installments of $18,425 are determined on a twenty-year amortization period.

     The Company has entered into a variety of capital and operating leases for the acquisition of equipment and vehicles. The leases generally have three to seven year terms, bear interest at rates from 5% to 11.3%, require monthly payments and expire at various times through 2010 and are collateralized by the related equipment.

     During 2002, the Company's remaining outstanding 9% Convertible Debenture due July 1, 2002 in the principal amount of $427,656 held by Wells Fargo Small Business Investment Company, Inc. ("Wells Fargo SBIC") was converted into 401,497 shares of the Company's common stock.

                      POORE BROTHERS, INC. AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

     The U.S. Bancorp Credit Agreement is secured by accounts receivable, inventories, equipment and general intangibles. Borrowings under the U.S. Bancorp Line of Credit are limited to 80% of eligible receivables and 60% of eligible inventories. At June 28, 2003, the Company had a borrowing base of approximately $5,195,000 under the U.S. Bancorp Line of Credit. The U.S. Bancorp Credit Agreement requires the Company to be in compliance with certain financial performance criteria, including minimum annual operating results, a minimum tangible capital base and a minimum fixed charge coverage ratio. At June 28, 2003, the Company was in compliance with all of the financial covenants. Management believes that the fulfillment of the Company's plans and objectives will enable the Company to attain a sufficient level of profitability to remain in compliance with these financial covenants. Any acceleration under the U.S. Bancorp Credit Agreement prior to the scheduled maturity of the U.S. Bancorp Line of Credit or the U.S. Bancorp Term Loans could have a material adverse effect upon the Company.

     As of June 28, 2003, there was no outstanding balance on the U.S. Bancorp Line of Credit, $2,735,531 on the U.S. Bancorp Term Loan A, and $70,410 on the CapEx Term Loan.

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

                      POORE BROTHERS, INC. AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

administrative expenses, income taxes or unusual items to segments and has no significant non-cash items other than depreciation and amortization.

                                                    MANUFACTURED   DISTRIBUTED
                                                      PRODUCTS      PRODUCTS     CONSOLIDATED
                                                      --------      --------     ------------
QUARTER ENDED JUNE 28, 2003
     Revenues from external customers ............   $17,482,919   $ 1,098,024   $18,580,943
     Depreciation and amortization in segment
        gross profit .............................       221,722            --       221,722
     Write-down of equipment .....................     1,010,720            --     1,010,720
     Segment gross profit ........................     3,548,025       176,416     3,724,441
QUARTER ENDED JUNE 29, 2002
     Revenues from external customers ............   $14,330,928   $ 1,027,391   $15,358,319
     Depreciation and amortization in segment
        gross profit .............................       301,960            --       301,960
     Segment gross profit ........................     3,086,926       100,859     3,187,785

SIX MONTHS ENDED JUNE 28, 2003
     Revenues from external customers ............   $31,521,750   $ 2,276,876   $33,798,626
     Depreciation and amortization in segment
        gross profit .............................       426,755            --       426,755
     Write-down of equipment .....................     1,010,720            --     1,010,720
     Segment gross profit ........................     6,398,419       357,102     6,755,521
SIX MONTHS ENDED JUNE 29, 2002
     Revenues from external customers ............   $27,620,360   $ 2,015,479   $29,635,839
     Depreciation and amortization in segment
        gross profit .............................       611,234            --       611,234
     Segment gross profit ........................     5,509,303       195,314     5,704,617

     The following table reconciles reportable segment gross profit to the Company's consolidated income before income tax provision.

                                                    QUARTER ENDED              SIX MONTHS ENDED
                                             --------------------------   --------------------------
                                               JUNE 28,       JUNE 29,      JUNE 28,       JUNE 29,
                                                 2003           2002          2003           2002
                                             -----------    -----------   -----------    -----------
Consolidated segment gross profit ........   $ 3,724,441    $ 3,187,785   $ 6,755,521    $ 5,704,617
Unallocated amounts:
  Selling, general and administrative
    expenses .............................     2,430,224      2,369,170     4,903,670      4,334,094
  Insurance claim settlement, net ........    (1,918,785)            --    (1,918,785)       (11,341)
  Interest expense, net ..................        64,401        151,407       136,029        316,632
                                             -----------    -----------   -----------    -----------
Income before income tax provision .......   $ 3,148,601    $   667,208   $ 3,634,607    $ 1,065,232
                                             ===========    ===========   ===========    ===========

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

     RESULTS OF OPERATIONS

     QUARTER ENDED JUNE 28, 2003 COMPARED TO THE QUARTER ENDED JUNE 29, 2002.

     Net revenue for the quarter ended June 28, 2003 was $18.6 million, an increase of 21% compared to second quarter 2002 net revenue of $15.4 million. Revenues for the manufactured products segment accounted for 94% of total net revenue in 2003 and 93% in 2002, while revenue from distributed products accounted for 6% in 2003 and 7% in 2002. Manufactured products segment revenue increased $3.2 million, or 21%. The revenue increase was driven by strong growth of T.G.I. Friday's(R) brand salted snacks in the convenience store channel and by approximately $2 million of initial shipments of Crunch Toons(TM) brand snacks. T.G.I. Friday's(R) brand salted snacks revenue was 15% higher than in the second quarter of 2002, accounting for approximately 57% of the Company's net revenue in the quarter. As anticipated, the Company experienced lower revenue from Tato Skins(R) brand snacks in the vending channel, while revenue from potato chip brands and distributed products rose modestly.

     Gross profit for the quarter ended June 28, 2003 was $3.7 million, or 20.0% of net revenue, as compared to $3.2 million, or 20.1% of net revenue for the quarter ended June 29, 2002. The $0.5 million increase, or 17%, in gross profit resulted from higher revenue, improved manufacturing efficiencies (in part due to new high-speed packaging equipment), and lower trade promotion spending, despite the negative impact of a $1.0 million idle packaging equipment write-down. Excluding the packaging equipment write-down, gross profit would have increased 49% to $4.7 million, or 25% of net revenue.

     Selling, general and administrative expenses were flat at $2.4 million, declining from 15.4% to 13.1% of net revenue. Net interest expense decreased in the second quarter of 2003 by over 50% from the comparable period in 2002 due to lower long-term debt borrowings and investment income. Pre-tax income rose 372% to $3.1 million, or 17% of net revenue, compared to $0.7 million, or 4% of net revenue in the same quarter of 2002. Pretax income includes $1.9 million of income from a previously announced insurance claim settlement.

     The Company provided $1.2 million and $27,000 for the quarters ended June 28, 2003 and June 29, 2002, respectively, for income taxes. The Company's income tax rate in 2003 of approximately 38% reflects both federal and state income taxes, whereas the 4% rate in 2002 was for state income taxes only. Due to the realization of the net operating loss benefit during the third quarter of 2002, the Company appropriately provided for federal income taxes in 2003, as compared to a provision for state income taxes only in 2002.

     SIX MONTHS  ENDED JUNE 28, 2003  COMPARED TO THE SIX MONTHS  ENDED JUNE 29,
2002

     Net revenue for the six months ended June 28, 2003 were $33.8 million compared with revenue of $29.6 million in the first half of the previous year, representing an increase of 14%. Revenues for the manufactured products segment accounted for 93% of total net revenue in 2003 and 2002, while revenue from distributed products accounted for 7% in each period. Manufactured products segment revenue increased $3.9 million, or 14%, driven by increased shipments of T.G.I. Friday's(R) brand salted snacks and the launch of Crunch Toons(TM) brand snack products, offset in part by the deliberate cannibalization of certain branded product sales in order to expand T.G.I. Friday's(R) brand salted snacks in certain channels.

     Gross profit for the six months ended June 28, 2003 was $6.8 million, or 20% of net revenues, as compared to $5.7 million, or 19.2% of net revenues for the six months ended June 29, 2002. The $1.1 million increase, or 18%, in gross profit resulted from decreased promotional activity as well as increased gross profit from higher revenue of manufactured products, despite being negatively impacted by the $1.0 million idle packaging equipment write-down.

       Selling, general and administrative expenses increased to $4.9 million, or 15% of net revenues for the six months ended June 28, 2003 from $4.3 million, or 15% of net revenues, for the six months ended June 29, 2002. The increase of

$0.6 million, or 13%, was due in part to increased marketing expenses related to the development and launch of the Crunch Toons(TM) brand as well as increased personnel and benefits costs.

     Net interest expense decreased to $0.1 million, or 0.4% of net revenue for the six months ended June 28, 2003 from $0.3 million, or 1% of net revenue for the period ended June 29, 2002. This decrease of $0.2, or 57%, was due to lower long-term debt borrowings and investment income.

     Pretax income rose 241% to $3.6 million, or 11% of net revenue for the six months ended June 28, 2003, compared to $1.1 million, or 3.6% of net revenue for the period ended June 29, 2002. Pretax income includes $1.9 million of income from an insurance claim settlement.

     The Company provided $1.4 million and $45,000 for the six months ended June 28, 2003 and June 29, 2002, respectively, for income taxes. Due to the realization of the net operating loss benefit during the third quarter of 2002, the Company appropriately provided for federal income taxes in 2003, as compared to a provision for state income taxes only in 2002.

     LIQUIDITY AND CAPITAL RESOURCES

     Net working capital was $5.4 million (a current ratio of 1.6:1) at June 28, 2003 and $2.0 million (a current ratio of 1.3:1) at December 28, 2002. For the six months ended June 28, 2003, the Company generated cash flow of $2.9 million from operating activities, principally from operating results, invested a net amount of $0.7 million in new equipment, and made $0.6 million in payments on long-term debt.

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

     The U.S. Bancorp Credit Agreement is secured by accounts receivable, inventories, equipment and general intangibles. Borrowings under the U.S. Bancorp Line of Credit are limited to 80% of eligible receivables and 60% of eligible inventories. At June 28, 2003, the Company had a borrowing base of approximately $5,195,000 under the U.S. Bancorp Line of Credit. The U.S. Bancorp Credit Agreement requires the Company to be in compliance with certain financial performance criteria, including minimum annual operating results, a minimum tangible capital base and a minimum fixed charge coverage ratio. At June 28, 2003 the Company was in compliance with all of the financial covenants. Management believes that the fulfillment of the Company's plans and objectives will enable the Company to attain a sufficient level of profitability to remain in compliance with these financial covenants. Any acceleration under the U.S. Bancorp Credit Agreement prior to the scheduled maturity of the U.S. Bancorp Line of Credit or the U.S. Bancorp Term Loans could have a material adverse effect upon the Company.

     As of June 28, 2003, there was no outstanding balance on the U.S. Bancorp Line of Credit, $2,735,531 on the U.S. Bancorp Term Loan A, and $70,410 on the CapEx Term Loan.

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

     ALLOWANCE FOR DOUBTFUL ACCOUNTS. The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The allowance for doubtful accounts was $429,000 at June 28, 2003 and $409,000 at December 28, 2002, respectively.

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

     INCOME TAXES. The Company has been profitable since 1999; however, it experienced significant net losses in prior fiscal years resulting in a net operating loss carryforward ("NOLC") for federal income tax purposes of approximately $2.6 million at December 28, 2002. Generally accepted accounting principles require that the Company record a valuation allowance against the deferred tax asset associated with this NOLC if it is "more likely than not" that the Company will not be able to utilize it to offset future taxes. During the third quarter of 2002, the Company concluded that it is more likely than not that its deferred tax asset at that time would be realized and also began providing for income taxes at a rate equal to the combined federal and state effective rates, which approximates 38% under current tax rates, rather than the 7.5 % rate previously used to record a tax provision for only certain state income taxes. Subsequent revisions to the estimated net realizable value of the deferred tax asset could cause the provision for income taxes to vary significantly from period to period, although the cash tax payments will remain unaffected until the benefit of the NOLC is utilized.

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

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a) The annual Meeting of Shareholders of the Company (the "Meeting") was held on May 20, 2003.

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

          Name of Nominee                 Votes Cast For        Votes Withheld
          ---------------                 --------------        --------------
          Thomas E. Cain                    15,367,973              53,750
          Thomas W. Freeze                  15,367,973              53,750
          Mark S. Howells                   15,367,973              53,750
          Eric J. Kufel                     15,367,973              53,750
          James W. Myers                    15,203,973             217,750
          Robert C. Pearson                 15,367,973              53,750
          Aaron M. Shenkman                 15,367,973              53,750

ITEM 5. OTHER INFORMATION

     As of January 5, 2003, the Company entered into new employment agreements with Eric J. Kufel, the Company's President and Chief Executive Officer, Thomas
W. Freeze, the Company's Senior Vice President, Chief Financial Officer, Treasurer and Secretary, and Glen E. Flook, the Company's Senior Vice President
- Operations. Copies of the new employment agreements are filed as exhibits to this Form 10-Q.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits:

          10.1-- Executive  Employment  Agreement  entered into as of January 5,
                 2003, by and between Poore Brothers, Inc. and Eric J. Kufel.

          10.2-- Executive  Employment  Agreement  entered into as of January 5,
                 2003, by and between Poore Brothers, Inc. and Thomas W. Freeze.

          10.3-- Executive  Employment  Agreement  entered into as of January 5,
                 2003, by and between Poore Brothers, Inc. and Glen E. Flook.

          99.1-- Certifications  pursuant  to Securities and Exchange Commission
                 Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934.

          99.2-- Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b)  Current Reports on Form 8-K:

          (1) Current Report on Form 8-K, announcing the Company's first quarter earnings for the fiscal quarter ended March 29, 2003 (filed with the Commission on April 24, 2003).

          (2) Current Report on Form 8-K, announcing the receipt of $2 million from the Company's insurance company as a final settlement of all outstanding claims related to a fire at the Company's Goodyear, Arizona potato chip manufacturing plant on October 28, 2000 (filed with the Commission on June 18, 2003).

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       POORE BROTHERS, INC.

                                       By: /s/ Eric J. Kufel
                                           -------------------------------------
Dated: July 31, 2003                       Eric J. Kufel
                                           President and Chief Executive Officer
                                           (principal executive officer)


                                       By: /s/ Thomas W. Freeze
                                           -------------------------------------
Dated:  July 31, 2003                      Thomas W. Freeze
                                           Senior Vice President, Chief
                                           Financial Officer, Treasurer and
                                           Secretary (principal financial and
                                           accounting officer)