Form 10-Q
period 2003-09-27
POORE BROTHERS INC
filed 2003-11-03
CIK 944508

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 27, 2003

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from to

Commission File Number 1-14556

POORE BROTHERS, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	86-0786101
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

3500 S. La Cometa Drive, Goodyear, Arizona	85338
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: (623) 932-6200

Indicate by check whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒        No  ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐        No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  18,572,121 as of September 27, 2003.

PART I.                                                    FINANCIAL INFORMATION

Item 1.           Financial Statements

POORE BROTHERS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	Sept. 27, 2003	Dec. 28, 2002
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,330,268	$1,395,187
Restricted cash	2,497,004	—
Accounts receivable, net of allowance of $560,000 in 2003 and $409,000 in 2002	5,061,571	4,427,531
Inventories	2,319,641	1,760,401
Deferred income tax asset	—	421,942
Other current assets	727,743	803,665
Total current assets	14,936,227	8,808,726

Property and equipment, net	11,798,985	13,009,948
Goodwill	5,986,252	5,565,687
Trademarks	4,207,032	4,207,032
Other assets	141,528	165,233

Total assets	$37,070,024	$31,756,626

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,746,247	$2,937,602
Accrued liabilities	3,535,773	2,806,149
Current portion of long-term debt	971,499	1,105,004
Total current liabilities	7,253,519	6,848,755

Long-term debt, net of current portion	3,403,178	4,105,118
Deferred income tax liability	195,443	80,512
Total liabilities	10,852,140	11,034,385

Commitments and contingencies (Note 4)

Shareholders’ equity:
Preferred stock, $100 par value; 50,000 shares authorized; no shares issued or outstanding at September 27, 2003 and December 28, 2002	—	—
Common stock, $.01 par value; 50,000,000 shares authorized; 18,572,121 and 16,729,911 shares issued and outstanding at September 27, 2003 and December 28, 2002, respectively	185,721	167,299
Additional paid-in capital	25,320,151	22,404,835
Retained earnings(accumulated deficit)	712,012	(1,849,893)
Total shareholders’ equity	26,217,884	20,722,241

Total liabilities and shareholders’ equity	$37,070,024	$31,756,626

The accompanying notes are an integral part of these consolidated financial statements.

POORE BROTHERS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Quarter Ended		Nine Months Ended
	Sept. 27, 2003	Sept. 28, 2002	Sept. 27, 2003	Sept. 28, 2002
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Net revenues	$16,661,499	$15,209,269	$50,460,125	$44,845,108

Cost of revenues	13,016,505	12,644,935	39,048,891	36,576,157

Write-down of equipment	35,882	—	1,046,602	—

Gross profit	3,609,112	2,564,334	10,364,632	8,268,951

Selling, general and administrative expenses	3,093,271	2,014,543	7,996,941	6,348,637

Operating income	515,841	549,791	2,367,691	1,920,314

Insurance claim settlement, net	—	50	1,918,784	11,391
Interest expense, net	(55,542)	(118,671)	(191,570)	(435,303)

Income before income tax provision	460,299	431,170	4,094,905	1,496,402

Income tax benefit (provision)	(172,000)	619,950	(1,533,000)	574,950

Net income	$288,299	$1,051,120	$2,561,905	$2,071,352

Earnings per common share:
Basic	$0.02	$0.06	$0.15	$0.13
Diluted	$0.01	$0.06	$0.14	$0.12

Weighted average number of common shares:
Basic	17,997,911	16,362,344	17,237,799	15,964,730
Diluted	19,369,977	17,961,882	18,153,174	17,909,308

The accompanying notes are an integral part of these consolidated financial statements.

POORE BROTHERS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	Sept. 27, 2003	Sept. 28, 2002
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income	$2,561,905	$2,071,352
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	911,147	971,331
Amortization	23,297	26,173
Valuation reserves	174,902	275,159
Other non-cash charges	110,991	341,662
Loss/(gain) on disposition of equipment	1,041,768	(2,924)
Deferred income taxes	536,873	638,000
Tax benefit from exercise of stock options	492,107	—
Change in operating assets and liabilities:
Accounts receivable	(785,405)	791,063
Inventories	(582,777)	8,854
Other assets and liabilities	(34,661)	(1,414,950)
Accounts payable and accrued liabilities	538,269	805,966
Net cash provided by operating activities	4,988,416	4,511,686

Cash flows from investing activities:
Increase in restricted cash	(2,497,004)	—
Purchase of property and equipment	(782,951)	(387,264)
Proceeds from disposition of property and equipment	41,000	5,906
Net cash used in investing activities	(3,238,955)	(381,358)

Cash flows from financing activities:
Proceeds from exercise of stock options and warrants	2,021,065	547,916
Payments made on long-term debt	(835,445)	(1,653,403)
Net decrease in working capital line of credit	—	(3,438,269)
Net cash provided by/(used in) financing activities	1,185,620	(4,543,756)

Net increase/(decrease) in cash and cash equivalents	2,935,081	(413,428)
Cash and cash equivalents at beginning of period	1,395,187	894,198
Cash and cash equivalents at end of period	$4,330,268	$480,770

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$184,800	$421,220
Summary of non-cash investing and financing activities:
Conversion of convertible debenture into common stock	—	401,497
Common stock issued for acquisition earnout payment	420,565	210,782

The accompanying notes are an integral part of these consolidated financial statements.

POORE BROTHERS, INC. AND SUBSIDIARIES

UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.                        Organization and Summary of Significant Accounting Policies:

General

Poore Brothers, Inc., a Delaware corporation (the “Company”), was formed in 1995 as a holding company to acquire a potato chip manufacturing and snack food distribution business which had been founded by Donald and James Poore in 1986.

In December 1996, the Company completed an initial public offering of its Common Stock.  In November 1998, the Company acquired the business and certain assets (including the Bob’s Texas Style® potato chip brand) of Tejas Snacks, L.P. (“Tejas”), a Texas-based potato chip manufacturer.  In October 1999, the Company acquired Wabash Foods, LLC (“Wabash”) including the Tato Skins®, O’Boisies®, and Pizzarias® trademarks, and assumed all of Wabash Foods’ liabilities.  In June 2000, the Company acquired Boulder Natural Foods, Inc. (“Boulder”) and the Boulder Potato Company® brand of totally natural potato chips.

As part of the Boulder acquisition, the Company agreed to a provision that it may be required to issue additional unregistered shares of common stock to the seller on each of the first, second and third anniversaries of the closing of the acquisition.  Any such issuances are dependant upon, and are calculated based upon, increases in sales of Boulder products as compared to previous periods.  In 2003, the Company was required to issue 93,728 shares pursuant to this provision, which were valued at $420,565 and increased the goodwill recorded from this acquisition.  In 2002, the Company was required to issue 88,864 shares pursuant to this provision, which were valued at $210,786 and increased the goodwill recorded from this acquisition.

At September 27, 2003, $2.5 million of cash was held in an investment account and restricted for television airtime usage charges.

The Company is engaged in the development, production, marketing and distribution of innovative salted snack food products that are sold primarily through grocery retailers, mass merchandisers, club stores, convenience stores and vend distributors across the United States.  The Company currently manufactures and sells nationally (i) T.G.I. Friday’s® brand salted snacks under license from TGI Friday’s Inc. and (ii) Crunch Toons™ brand salted snacks, featuring Looney Tunes™ characters under license from Warner Bros. Consumer Products.  The Company also currently (i) manufactures and sells regionally its own brands of salted snack food products, including Poore Brothers®, Bob’s Texas Style®, and Boulder Potato Company® brand batch-fried potato chips and Tato Skins® brand potato snacks, (ii) manufactures private label potato chips for grocery retail chains in the southwest, and (iii) distributes snack food products that are manufactured by others.

Basis of Presentation

The consolidated financial statements include the accounts of Poore Brothers, Inc. and all of its wholly owned subsidiaries.  All significant intercompany amounts and transactions have been eliminated.  The financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all the information and footnotes required by accounting principles generally accepted in the United States.  In the opinion of management, the consolidated financial statements include all adjustments necessary in order to make the consolidated financial statements not misleading.  A description of the Company’s accounting policies and other financial information is included in the audited financial statements filed with the Form 10-K for the fiscal year ended December 28, 2002.  The results of operations for the nine months and quarter ended September 27, 2003 are not necessarily indicative of the results expected for the full year.

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

	Quarter Ended		Nine Months Ended
	Sept. 27, 2003	Sept. 28, 2002	Sept. 27, 2003	Sept. 28, 2002
Basic Earnings Per Share:
Net income	$288,299	$1,051,120	$2,561,905	$2,071,352

Weighted average number of common shares	17,997,911	16,362,344	17,237,799	15,964,730

Earnings per common share	$0.02	$0.06	$0.15	$0.13

Diluted Earnings Per Share:
Net income	$288,299	$1,051,120	$2,561,905	$2,071,352
Addback: Debenture interest	—	—	—	16,075
Adjusted income	$288,299	$1,051,120	$2,561,905	$2,087,427

Weighted average number of Common shares	17,997,911	16,362,344	17,237,799	15,964,730

Incremental shares from assumed conversions-
9% Convertible debentures	—	—	—	240,558
Warrants	237,402	511,463	207,721	534,995
Stock options	1,134,664	1,088,075	707,654	1,169,025
Adjusted weighted average number of common shares	19,369,977	17,961,882	18,153,174	17,909,308

Earnings per common share	$0.01	$0.06	$0.14	$0.12

The Company’s stock-based compensation plan is accounted for under the recognition and measurement provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations.  The Company has adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.”  Accordingly, no compensation cost has been recognized for stock option grants.  Awards under the plan vest over periods ranging from one to three years, depending on the type of award.  The following table illustrates the effect on net income and earnings per share if the fair value method had been applied to all outstanding and unvested awards in each period presented, using the Black-Scholes valuation model.

	Quarter Ended		Nine Months Ended
	Sept. 27, 2003	Sept. 28, 2002	Sept. 27, 2003	Sept. 28, 2002
Net income as reported	$288,299	$1,051,120	$2,561,905	$2,071,352
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	135,073	146,070	324,715	586,076
Pro forma net income	$153,226	$905,050	$2,237,190	$1,485,276

Net income per share – basic – as reported	$0.02	$0.06	$0.15	$0.13
Pro forma net income per share – basic	$0.01	$0.06	$0.13	$0.09
Net income per share – diluted – as reported	$0.01	$0.06	$0.14	$0.12
Pro forma net income per share – diluted	$0.01	$0.05	$0.12	$0.08

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for options granted in 2002 and 2003, respectively:  dividend yield of 0%; expected volatility of 44% and 58.5%; risk-free interest rate of 3.8% and 2.1%; and expected lives of 3 years.  Under this method, the weighted-average fair value of the options granted was $1.27 in 2002 and $3.66 in 2003.

2.                                      Inventories

Inventories consisted of the following:

	Sept. 27, 2003	Dec. 28, 2002

Finished goods	$1,386,596	$1,091,200
Raw materials	933,045	669,201
	$2,319,641	$1,760,401

3.                                      Long-Term Debt

The Company’s Goodyear, Arizona manufacturing, distribution and headquarters facility is subject to a $1.8 million mortgage loan from Morgan Guaranty Trust Company of New York, which bears interest at 9.03% per annum and is secured by the building and the land on which it is located.  The loan matures on July 1, 2012; however, monthly principal and interest installments of $18,425 are determined on a twenty-year amortization period.

The Company has entered into a variety of capital and operating leases for the acquisition of equipment and vehicles.  The leases generally have three to seven year terms, bear interest at rates from 5% to 11.3%, require monthly payments and expire at various times through 2010 and are collateralized by the related equipment.

During 2002, the Company’s remaining outstanding 9% Convertible Debenture due July 1, 2002 in the principal amount of $401,497 held by Wells Fargo Small Business Investment Company, Inc. (“Wells Fargo SBIC”) was converted into 401,497 shares of the Company’s common stock.

On October 7, 1999, the Company signed a new $9.15 million Credit Agreement with U.S. Bancorp (the “U.S. Bancorp Credit Agreement”).  In April 2001, the U.S. Bancorp Credit Agreement was amended to increase the U.S. Bancorp Line of Credit from $3.0 million to $5.0 million, establish a $0.5 million capital expenditure line of credit (the “CapEx Term Loan”), extend the U.S. Bancorp Line of Credit maturity date from October 2002 to October 31, 2003, and modify certain financial covenants.  In June 2002, the U.S. Bancorp Credit Agreement was amended to extend the U.S. Bancorp Line of Credit maturity date from October 31, 2003 to October 31, 2005, and modify certain financial covenants.  Effective September 27, 2003, the U.S. Bancorp Credit Agreement was amended to modify the capital expenditure limit for 2003, increasing it to $1.5 million.

The U.S. Bancorp Credit Agreement is secured by accounts receivable, inventories, equipment and general intangibles.  Borrowings under the U.S. Bancorp Line of Credit are limited to 80% of eligible receivables and 60% of eligible inventories.  At September 27, 2003, the Company had a borrowing base of approximately $3,700,000 under the U.S. Bancorp Line of Credit.  The U.S. Bancorp Credit Agreement requires the Company to be in compliance with certain financial performance criteria, including minimum annual operating results, a minimum tangible capital base and a minimum fixed charge coverage ratio.  At September 27, 2003 the Company was in compliance with all of the financial covenants.  Management believes that the fulfillment of the Company’s plans and objectives will enable the Company to attain a sufficient level of profitability to remain in compliance with the financial performance criteria. There can be no assurance, however, that the Company will remain in compliance.  Any acceleration under the U.S. Bancorp Credit Agreement prior to the scheduled maturity of the U.S. Bancorp Line of Credit or the U.S. Bancorp Term Loans could have a material adverse effect upon the Company.

As of September 27, 2003, there was no outstanding balance on the U.S. Bancorp Line of Credit, $2,500,000 on the U.S. Bancorp Term Loan A, and $40,000 on the CapEx Term Loan.

4.   Litigation

The Company is periodically a party to various lawsuits arising in the ordinary course of business.  Management believes, based on discussions with legal counsel, that the resolution of any such lawsuits will not have a material adverse effect on the financial condition or results of operations.

5.   Business Segments

The Company’s operations consist of two segments: manufactured products and distributed products.  The manufactured products segment produces potato chips and other salted snack food products for sale primarily to snack food distributors and retailers.  The distributed products segment sells snack food products manufactured by other companies to the Company’s Arizona snack food distributors.  The Company’s reportable segments offer different products and services.  All of the Company’s revenues are attributable to external customers in the United States and all of its assets are located in the United States.  The Company does not allocate assets based on its reportable segments.

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

	Manufactured Products	Distributed Products	Consolidated
Quarter ended September 27, 2003
Revenues from external customers	$15,729,565	$931,934	$16,661,499
Depreciation and amortization in segment gross profit	228,013	—	228,013
Segment gross profit	3,459,195	149,917	3,609,112

Quarter ended September 28, 2002
Revenues from external customers	$14,270,488	$938,781	$15,209,269
Depreciation and amortization in segment gross profit	95,581	—	95,581
Segment gross profit	2,442,168	122,166	2,564,334

Nine months ended September 27, 2003
Revenues from external customers	$47,251,315	$3,208,810	$50,460,125
Depreciation and amortization in segment gross profit	654,769	—	654,769
Segment gross profit	9,857,613	507,019	10,364,632

Nine months ended September 28, 2002
Revenues from external customers	$41,890,848	$2,954,260	$44,845,108
Depreciation and amortization in segment gross profit	706,815	—	706,815
Segment gross profit	7,902,411	366,540	8,268,951

The following table reconciles reportable segment gross profit to the Company’s consolidated income before income taxes.

	Quarter Ended		Nine Months Ended
	Sept. 27, 2003	Sept. 28, 2002	Sept. 27, 2003	Sept. 28, 2002

Consolidated segment gross profit	$3,609,112	$2,564,334	$10,364,632	$8,268,951
Unallocated amounts:
Selling, general and administrative expenses	(3,093,271)	(2,014,543)	(7,996,941)	(6,348,637)
Other income, net	—	50	1,918,784	11,391
Interest expense, net	(55,542)	(118,671)	(191,570)	(435,303)
Income before income tax provision	$460,299	$431,170	$4,094,905	$1,496,402

6.  Income Taxes

The Company accounts for income taxes using a balance sheet approach whereby deferred tax assets and liabilities are determined based on the differences in financial reporting and income tax basis of assets and liabilities.  The differences are measured using the income tax rate in effect during the year of measurement.

The Company experienced significant net losses in prior fiscal years resulting in a net operating loss carryforward (“NOLC”) for federal income tax purposes of approximately $2.6 million at December 28, 2002.  The Company’s NOLC will begin to expire in varying amounts between 2010 and 2018.

Generally accepted accounting principles require that a valuation allowance be established when it is more likely than not that all or a portion of a deferred tax asset will not be realized.  Changes in valuation allowances from period to period are included in the tax provision in the period of change.  In determining whether a valuation allowance is required, the Company takes into account all positive and negative evidence with regard to the utilization of a deferred tax asset including our past earnings history, expected future earnings, the character and jurisdiction of such earnings, unsettled circumstances that, if unfavorably resolved, would adversely affect utilization of a deferred tax asset, carryback and carryforward periods, and tax strategies that could potentially enhance the likelihood of realization of a deferred tax asset.  During the third quarter of 2002, the Company concluded that it was more likely than not that its deferred tax asset at the time would be realized, and also began providing for income taxes at a rate equal to the combined federal and state effective rates, which approximates 37.5% under current tax rates, rather than the 7.5% rate previously being used to record a tax provision for only certain state income taxes.  For the quarter ended September 28, 2002, the net effect of these resulted in a $0.6 million income tax credit.

7.  Insurance Claim Settlement

During the quarter ended June 28, 2003, the Company received $2.0 million from its insurance company as a final settlement of all outstanding claims related to a fire at the Company’s Goodyear, Arizona potato chip manufacturing plant on October 28, 2000.  The Company has recorded the entire proceeds, net of associated claim expenses, as “Insurance claim settlement, net” on its Consolidated Statement of Operations.

8.  Equipment Write-down

In accordance with FAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“FAS 144”) which states that a long-lived asset shall be tested for recoverability whenever events indicate that its carrying amount may not be recoverable, the Company tested its packaging machinery for recoverability during the quarter ended June 28, 2003 resulting in a write-down of equipment of approximately $1.0 million.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

THIS QUARTERLY REPORT ON FORM 10-Q, INCLUDING ALL DOCUMENTS INCORPORATED BY REFERENCE, INCLUDES “FORWARD-LOOKING” STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED (THE “SECURITIES ACT”) AND SECTION 12E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, AND THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995, AND THE COMPANY DESIRES TO TAKE ADVANTAGE OF THE “SAFE HARBOR” PROVISIONS THEREOF.  THEREFORE, THE COMPANY IS INCLUDING THIS STATEMENT FOR THE EXPRESS PURPOSE OF AVAILING ITSELF OF THE PROTECTIONS OF THE SAFE HARBOR WITH RESPECT TO ALL OF SUCH FORWARD-LOOKING STATEMENTS. IN THIS QUARTERLY REPORT ON FORM 10-Q, THE WORDS “ANTICIPATES,” “BELIEVES,” “EXPECTS,” “INTENDS,” “ESTIMATES,” “PROJECTS,” “WILL LIKELY RESULT,” “WILL CONTINUE,” “FUTURE” AND SIMILAR TERMS AND EXPRESSIONS IDENTIFY FORWARD-LOOKING STATEMENTS. THE FORWARD-LOOKING STATEMENTS IN THIS QUARTERLY REPORT ON FORM 10-Q REFLECT THE COMPANY’S CURRENT VIEWS WITH RESPECT TO FUTURE EVENTS AND FINANCIAL PERFORMANCE. THESE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES, INCLUDING SPECIFICALLY THE COMPANY’S RELATIVELY BRIEF OPERATING HISTORY, THE POSSIBILITY OF FUTURE OPERATING LOSSES, THE POSSIBILITY THAT THE COMPANY WILL NEED ADDITIONAL FINANCING DUE TO FUTURE OPERATING LOSSES OR IN ORDER TO IMPLEMENT THE COMPANY’S BUSINESS STRATEGY, CUSTOMER ACCEPTANCE OF NEW AND EXISTING PRODUCTS, DEPENDENCE UPON MAJOR CUSTOMERS, DEPENDENCE UPON LICENSE AGREEMENTS WITH THIRD PARTIES, THE POSSIBLE DIVERSION OF MANAGEMENT RESOURCES FROM THE DAY-TO-DAY OPERATIONS OF THE COMPANY AS A RESULT OF ADDITIONAL STRATEGIC ACQUISITIONS, POTENTIAL DIFFICULTIES RESULTING FROM THE INTEGRATION OF ACQUIRED BUSINESSES WITH THE COMPANY’S BUSINESS, OTHER ACQUISITION-RELATED RISKS, SIGNIFICANT COMPETITION, RISKS RELATED TO THE FOOD PRODUCTS INDUSTRY, VOLATILITY OF THE MARKET PRICE OF THE COMPANY’S COMMON STOCK, THE POSSIBLE DE-LISTING OF THE COMMON STOCK FROM THE NASDAQ SMALLCAP MARKET AND THOSE OTHER RISKS AND UNCERTAINTIES DISCUSSED HEREIN AND IN THE COMPANY’S OTHER PERIODIC REPORTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION, THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM HISTORICAL RESULTS OR THOSE ANTICIPATED.  IN LIGHT OF THESE RISKS AND UNCERTAINTIES, THERE CAN BE NO ASSURANCE THAT THE FORWARD-LOOKING INFORMATION CONTAINED IN THIS QUARTERLY REPORT ON FORM 10-Q WILL IN FACT TRANSPIRE OR PROVE TO BE ACCURATE.  READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THE FORWARD-LOOKING STATEMENTS CONTAINED HEREIN, WHICH SPEAK ONLY AS OF THE DATE HEREOF.  THE COMPANY UNDERTAKES NO OBLIGATION TO PUBLICLY REVISE THESE FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES THAT MAY ARISE AFTER THE DATE HEREOF. ALL SUBSEQUENT WRITTEN OR ORAL FORWARD-LOOKING STATEMENTS ATTRIBUTABLE TO THE COMPANY OR PERSONS ACTING ON ITS BEHALF ARE EXPRESSLY QUALIFIED IN THEIR ENTIRETY BY THIS SECTION.

Results of Operations

Quarter ended September 27, 2003 compared to the quarter ended September 28, 2002.

The Company reported third quarter net revenue of $16.7 million, a 10% increase over third quarter 2002 net revenue of $15.2 million.  The Company’s revenue increase was driven by strong growth of T.G.I. Friday’s® brand salted snacks in the convenience store channel, and by approximately $1.5 million of shipments of Crunch Toons™ brand snacks.  Overall, T.G.I. Friday’s® brand salted snacks revenue was 12% higher than in the third quarter of 2002, accounting for approximately 65% of the Company’s net revenue in the quarter.  T.G.I. Friday’s® brand salted snacks’ growth was partially offset by lower shipments of Tato Skins® brand snacks in the vending channel, and by slightly lower revenue from the Company’s potato chip brands and distributed products.

Net income for the third quarter was $0.3 million, or $0.02 per basic and $0.01 per diluted share, compared to net income of $1.1 million, or $0.06 per basic and diluted share, in the comparable quarter of 2002.  Net income was impacted in the third quarter of 2003 by consumer marketing programs and other costs associated with the launch of the Crunch Toons™ brand.  Net income in the third quarter of 2002 was favorably impacted by a non-cash income tax benefit of $0.6 million from the reversal of a deferred tax valuation allowance, or approximately $0.04 per basic and diluted share.

Gross profit in the third quarter increased 41% to $3.6 million, or 22% of net revenue, despite being negatively impacted by $0.6 million of shelf-placement fees incurred related to the Crunch Toons™ brand launch and reflected as a reduction of net revenue.  This compares to $2.6 million, or 17% of net revenue, in the same quarter of 2002.  The increase in gross profit was attributable to higher revenue, improved manufacturing efficiencies, and lower overall trade promotion spending.

Operating costs increased to $3.1 million in the third quarter of 2003, up from $2.0 million in 2002, or 18.6% versus 13.2% of net revenue.  The increase was driven principally by consumer marketing programs and other costs associated with the launch of Crunch Toons™.  Net interest expense decreased in the third quarter of 2003 by over 50% from the comparable period in 2002 due to lower long-term debt and higher investment income.  Pre-tax income rose 7% to $0.5 million compared to $0.4 million in the same quarter of 2002.  The Company’s income tax rate in 2003 of approximately 37.5% reflects both federal and state income taxes, whereas 2002 reflected the deferred tax valuation allowance reversal previously mentioned.

Nine months ended September 27, 2003 compared to the nine months ended September 28, 2002.

For the nine months ended September 27, 2003, net revenue increased 13% to $50.5 million, compared with revenue of $44.8 million in the first nine months of the previous year.  Increased net revenue for the nine-month period was driven by strong growth of T.G.I. Friday’s® brand salted snacks in the convenience store channel, and by approximately $3.7 million of shipments of Crunch Toons™ brand snacks.  Net income for the nine months ended September 27, 2003 increased 24% to $2.6 million, or $0.15 per basic and $0.14 per diluted share, compared with net income of $2.1 million, or $0.13 per basic and $0.12 per diluted share, in the prior-year period.

Net income for the nine months of 2002 was favorably impacted by a tax benefit of $0.6 million from the reversal of a deferred tax valuation allowance, or approximately $0.04 per basic and diluted share.  In 2003, net income included $1.9 million of pre-tax income from a previously announced insurance claim settlement, partially offset by a $1.0 million pre-tax impairment write-down of idle packaging equipment.

Gross profit improved 25% to $10.4 million or 21% of net revenue, due to higher revenues, improved manufacturing efficiencies and lower trade promotion spending.  Profits were also positively affected by lower interest expense, which declined by 56% to $0.2 million due to reduced indebtedness, improved working capital management and lower interest rates, offset by increased selling, general and administrative expenses, which increased 26% due principally to increased sales and marketing costs related to the Crunch Toons™ brand launch.

Liquidity and Capital Resources

Net working capital was $7.7 million (a current ratio of 2.1:1) at September 27, 2003 and $2.0 million (a current ratio of 1.3:1) at December 28, 2002.  For the nine months ended September 27, 2003, the Company generated cash flow of $5.0 million from operating activities, principally from operating results, invested $0.8 million in new equipment, made $0.8 million in payments on long-term debt and received $2.0 million from the issuance of common stock.

During 2002, the Company’s remaining outstanding 9% Convertible Debenture due July 1, 2002 in the principal amount of $401,497 held by Wells Fargo Small Business Investment Company, Inc. (“Wells Fargo SBIC”) was converted into 401,497 shares of the Company’s common stock.

On October 7, 1999, the Company signed a new $9.15 million Credit Agreement with U.S. Bancorp (the “U.S. Bancorp Credit Agreement”).  In April 2001, the U.S. Bancorp Credit Agreement was amended to increase the U.S. Bancorp Line of Credit from $3.0 million to $5.0 million, establish a $0.5 million capital expenditure line of credit (the “CapEx Term Loan”), extend the U.S. Bancorp Line of Credit maturity date from October 2002 to October 31, 2003, and modify certain financial covenants.  In June 2002, the U.S. Bancorp Credit Agreement was amended to extend the U.S. Bancorp Line of Credit maturity date from October 31, 2003 to October 31, 2005, and modify certain financial covenants. Effective September 27, 2003, the U.S. Bancorp Credit Agreement was amended to modify the capital expenditure limit for 2003, increasing it to $1.5 million.

The U.S. Bancorp Credit Agreement is secured by accounts receivable, inventories, equipment and general intangibles.  Borrowings under the U.S. Bancorp Line of Credit are limited to 80% of eligible receivables and 60% of eligible inventories.  At September 27, 2003, the Company had a borrowing base of approximately $3,700,000 under the U.S. Bancorp Line of Credit.  The U.S. Bancorp Credit Agreement requires the Company to be in compliance with certain financial performance criteria, including minimum annual operating results, a minimum tangible capital base and a minimum fixed charge coverage ratio.  At September 27, 2003 the Company was in compliance with the financial covenants.  Management believes that the fulfillment of the Company’s plans and objectives will enable the Company to attain a sufficient level of profitability to remain in compliance with all financial performance criteria. There can be no assurance, however, that the Company will remain in compliance.  Any acceleration under the U.S. Bancorp Credit Agreement prior to the scheduled maturity of the U.S. Bancorp Line of Credit or the U.S. Bancorp Term Loans could have a material adverse effect upon the Company.

As of September 27, 2003, there was no outstanding balance on the U.S. Bancorp Line of Credit, $2,500,000 on the U.S. Bancorp Term Loan A, and $40,000 on the CapEx Term Loan.

Management’s Plans

In connection with the implementation of the Company’s business strategy, the Company may incur operating losses in the future and may require future debt or equity financings (particularly in connection with future strategic acquisitions, new brand introductions or capital expenditures).  Expenditures relating to acquisition-related integration costs, market and territory expansion and new product development and introduction may adversely affect promotional and operating expenses and consequently may adversely affect operating and net income.  These types of expenditures are expensed for accounting purposes as incurred, while revenue generated from the result of such expansion or new products may benefit future periods.  Management believes that the Company will generate positive cash flow from operations during the next twelve months, which, along with its existing working capital and borrowing facilities, will enable the Company to meet its operating cash requirements for the next twelve months.  The belief is based on current operating plans and certain assumptions, including   those   relating to the Company’s   future   revenue levels and expenditures, industry and general economic conditions and other conditions. If any of these factors change, the Company may require future debt or equity financings to meet its business requirements. There can be no assurance that any required financings will be available or, if available, on terms attractive to the Company.

Critical Accounting Policies and Estimates

In December 2001, the Securities and Exchange Commission (the “SEC”) issued an advisory requesting that all registrants describe their three to five most “critical accounting policies”.  The SEC indicated that a “critical accounting policy” is one which is both important to the portrayal of the Company’s financial condition and results and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.  The Company believes that the following accounting policies fit this definition:

Allowance for Doubtful Accounts.  The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments.  If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.  The allowance for doubtful accounts was $560,000 at September 27, 2003 and $409,000 at December 28, 2002, respectively.

Inventories.  The Company’s inventories are stated at the lower of cost (first-in, first-out) or market.  The Company identifies slow moving or obsolete inventories and estimates appropriate loss provisions related thereto.  Historically, these loss provisions have not been significant; however, if actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

Goodwill and Trademarks.  Goodwill and trademarks are reviewed for impairment annually, or more frequently if impairment indicators arise.  An indefinite lived intangible asset is required to be tested for impairment between the annual tests if an event occurs or circumstances change indicating that the asset might be impaired.  Based upon its calculation of enterprise fair value, multiplying the Company’s outstanding shares by the ten-day average of the closing market price of the stock on the testing date, the Company believes at this time that the carrying values continue to be appropriate.

Advertising and promotional expenses.  The Company expenses production costs of advertising the first time the advertising takes place, except for cooperative advertising costs which are expensed when the related sales are recognized.  Costs associated with obtaining shelf space (i.e. “slotting fees”) are expensed in the period in which such costs are incurred by the Company.  Anytime the Company offers consideration (cash or credit) as a trade advertising or promotion allowance to a purchaser of products at any point along the distribution chain, the amount is accrued and recorded as a reduction in revenue.  Any marketing programs that deal directly with the consumer are recorded in selling, general and administrative expenses.

Income Taxes.  The Company has been profitable since 1999; however, it experienced significant net losses in prior fiscal years resulting in a net operating loss (“NOL”) carryforward for federal income tax purposes of approximately $2.6 million at December 28, 2002.  Generally accepted accounting principles require that the Company record a valuation allowance against the deferred tax asset associated with this NOL if it is “more likely than not” that the Company will not be able to utilize it to offset future taxes.  During the quarter ended September 28, 2002, the Company concluded that it is more likely than not that its deferred tax asset at that time would be realized and also began providing for income taxes at a rate equal to the combined federal and state effective rates, which approximates 37.5% under current tax rates, rather than the 7.5% rate previously used to record a tax provision for only certain state income taxes.  Subsequent revisions to the estimated net realizable value of the deferred tax asset could cause the provision for income taxes to vary significantly from period to period, although the cash tax payments will remain unaffected until the benefit of the NOL is utilized.

The above listing is not intended to be a comprehensive list of all of the Company’s accounting policies.  In many cases the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles, with no need for management’s judgment in their application.  See the Company’s audited financial statements for the fiscal year ended December 28, 2002 and the notes thereto included in the Company’s Annual Report on Form 10-K with respect to such period, which contain a description of the Company’s accounting policies and other disclosures required by accounting standards generally accepted in the United States of America.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The principal market risks to which the Company is exposed that may adversely impact the Company’s results of operations and financial position are changes in certain raw material prices and interest rates.  The Company has no market risk sensitive instruments held for trading purposes.

Raw materials used by the Company are exposed to the impact of changing commodity prices.  The Company’s most significant raw material requirements include potatoes, potato flakes, wheat flour, corn and oil.  The Company attempts to minimize the effect of future price fluctuations related to the purchase of raw materials primarily through forward purchasing to cover future manufacturing requirements, generally for periods from one to 12 months.  Futures contracts are not used in combination with the forward purchasing of these raw materials.  The Company’s procurement practices are intended to reduce the risk of future price increases, but also may potentially limit the ability to benefit from possible price decreases.

The Company also has interest rate risk with respect to interest expense on variable rate debt, with rates based upon changes in the prime rate.  Therefore, the Company has an exposure to changes in those rates.  At September 27, 2003, the Company had $2.5 million of variable rate debt outstanding.  A hypothetical 10% adverse change in weighted average interest rates during fiscal 2003 would have had an unfavorable impact of $0.025 million on both the Company’s net earnings and cash flows.

The Company’s primary concentration of credit risk is related to certain trade accounts receivable.  In the normal course of business, the Company extends unsecured credit to its customers.  In 2003, substantially all of the Company’s customers are distributors and retailers whose sales were concentrated in the grocery industry, throughout the United States.  The Company investigates a customer’s credit worthiness before extending credit.  At September 27, 2003, two customers accounted for approximately 23% of the Company’s accounts receivable.

Item 4.  Controls and Procedures

As required by SEC Rule 13a-15 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act), within 90 days prior to the filing date of this report, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  This evaluation was carried out under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer and the Company’s Chief Financial Officer.  Based upon that evaluation, the Company’s President and Chief Executive Officer and the Company’s Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective.  Subsequent to the date the Company carried out its evaluation, there have been no significant changes in the Company’s internal controls or in other factors which could significantly affect internal controls.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in Company reports filed under the Exchange Act is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Part II.          Other Information

Item 1.           Legal Proceedings

The Company is periodically a party to various lawsuits arising in the ordinary course of business.  Management believes, based on discussions with legal counsel, that the resolution of such lawsuits will not have a material effect on the Company’s financial position or results of operations.

Item 2.           Changes in Securities and Use of Proceeds

None.

Item 3.           Defaults Upon Senior Securities

None.

Item 4.           Submission of Matters to a Vote of Security Holders

None.

Item 5.           Other Information

None.

Item 6.           Exhibits and Reports on Form 8-K

(a)                                  Exhibits:

10.1—              Fifth amendment to Credit Agreement (dated as of September 27, 2003) by and between the Company and U.S. Bank National Association.

31—                       Certifications pursuant to Securities and Exchange Commission Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934.

32—                       Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)                                 Current Reports of Form 8-K:

(1)          Current Report on Form 8-K, announcing the election of F. Phillips Giltner III as a director and the resignation of Thomas E. Cain as a director (filed with the Commission on July 23, 2003).

(2)          Current Report on Form 8-K, announcing the Company’s earnings for the fiscal quarter ended June 28, 2003 (filed with the Commission on July 24, 2003).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POORE BROTHERS, INC.

	By:	/s/ Eric J. Kufel
Dated: November 3, 2003	Eric J. Kufel
President and Chief Executive Officer
(principal executive officer)

	By:	/s/ Thomas W. Freeze
Dated: November 3, 2003	Thomas W. Freeze
Senior Vice President, Chief Financial Officer,
Treasurer and Secretary
(principal financial and accounting officer)