Form 10-K
period 2003-12-27
POORE BROTHERS INC
filed 2004-03-23
CIK 944508

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 27, 2003

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

Registrant’s telephone number, including area code: (623) 932-6200

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Title of Class	Name of exchange on which registered
Common Stock, $.01 par value	Nasdaq

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

The aggregate market value of the voting stock (Common Stock, $.01 par value) held by non-affiliates of the Registrant was $34,022,860 based upon the closing market price on June 28, 2003, the last business day of the Registrant’s most recently completed second fiscal quarter.

The number of issued and outstanding shares of Common Stock, $.01 par value, as of March 21, 2004 was 18,581,788.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Registrant’s Annual Meeting of Shareholders to be held on May 18, 2004 are incorporated by reference into Part III of this Form 10-K.

EXCHANGE ACT REPORTS AVAILABILE ON COMPANY WEBSITE

Under “SEC Filings” on the “Investors” page of the Company’s website located at www.poorebrothers.com, the following filings are made available as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission: the Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statement of Form 14A related to the Company’s Annual Shareholders Meeting, and any amendments to those reports or statements filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, including all documents incorporated by reference, includes “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, and Poore Brothers, Inc. (the “Company”) desires to take advantage of the “safe harbor” provisions thereof.  Therefore, the Company is including this statement for the express purpose of availing itself of the protections of the safe harbor with respect to all of such forward-looking statements. In this Annual Report on Form 10-K, the words “anticipates,” “believes,” “expects,” “intends,” “estimates,” “projects,” “will likely result,” “will continue,” “future” and similar terms and expressions identify forward-looking statements. The forward-looking statements in this Annual Report on Form 10-K reflect the Company’s current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, including specifically the Company’s relatively brief operating history, historical operating losses and the possibility of future operating losses, the possibility that the Company will need additional financing due to future operating losses or in order to implement the Company’s business strategy, the possible diversion of management resources from the day-to-day operations of the Company as a result of strategic acquisitions, potential difficulties resulting from the integration of acquired businesses with the Company’s business, other acquisition-related risks, significant competition, risks related to the food products industry, volatility of the market price of the Company’s common stock, par value $.01 per share (the “Common Stock”), the possible de-listing of the Common Stock from the Nasdaq SmallCap Market if the Company fails to satisfy the applicable listing criteria (including a minimum share price) in the future and those other risks and uncertainties discussed herein, that could cause actual results to differ materially from historical results or those anticipated.  In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this Annual Report on Form 10-K will in fact transpire or prove to be accurate.  Readers are cautioned to consider the specific risk factors described herein and in “Risk Factors,” and not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that may arise after the date hereof. All subsequent written or oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by this section.

Item 1.  Business

Description of Business

Poore Brothers, Inc. (the “Company”) is engaged in the development, production, marketing and distribution of innovative salted snack food products that are sold primarily through grocery retailers, mass merchandisers, club stores, convenience stores and vend distributors across the United States.  The Company currently manufactures and sells nationally (i) T.G.I. Friday’s® brand salted snacks under license from TGI Friday’s Inc. and (ii) Crunch Toons® brand salted snacks, featuring Looney Tunes™ and Scooby Doo™ characters under license from Warner Bros. Consumer Products.  The Company also currently (i) manufactures and sells regionally its own brands of salted snack food products, including Poore Brothers®, Bob’s Texas Style®, and Boulder Potato Company® brand batch-fried potato chips and Tato Skins® brand potato snacks, (ii) manufactures private label potato chips for grocery retail chains in the southwest, and (iii) distributes in Arizona snack food products that are manufactured by others. For the fiscal years 2003, 2002 and 2001, net revenues totaled $66,417,836, $59,348,471 and $53,904,816, respectively. The Company sells its T.G.I. Friday’s® brand salted snack products and its Crunch Toons® brand salted snack products to grocery retailers, mass merchandisers and club stores directly and to convenience stores and vend operators through independent distributors.  The Company’s other products are also sold through independent distributors.  In fiscal years 2003, 2002 and 2001, the T.G.I. Friday’s® brand salted snacks represented 61%, 60% and 41%, respectively, of the Company’s total net revenues.  See Note 10 “Business Segments and Significant Customers” to the financial statements included in Item 8.

	Percent of Total Revenues
	2003	2002	2001
Branded products	91%	89%	84%
Private label products	4%	5%	7%
Total manufactured products segment revenues	94%	93%	91%

Distributed products segment revenues	6%	7%	9%

Total revenues	100%	100%	100%

The Company produces T.G.I. Friday’s® brand salted snacks, Crunch Toons® brand potato snacks and Tato Skins® brand potato snacks utilizing a sheeting and frying process that includes patented technology.  The Company licenses the patented technology from a third party and has an exclusive right to use the technology within North America until the patents expire between 2004 and 2010. T.G.I. Friday’s® brand salted snacks, Crunch Toons® brand potato snacks and Tato Skins® brand potato snacks are offered in several different flavors and formulations.  All of these products are manufactured at the Company’s leased facility in Bluffton, Indiana, except for Mozzarella Stick and Onion Ring products which are produced by contract manufacturers on behalf of the Company and sold under the T.G.I. Friday’s® brand name.  The Company acquired the Bluffton, Indiana manufacturing operation in October 1999 as part of its acquisition of Wabash Foods, LLC.  In November 2002, Warner Bros. Consumer Products granted the Company rights to introduce an innovative new brand of salted snacks featuring Looney Tunes™ characters.  The Company launched the Crunch Toons® brand nationwide in the summer of 2003 under a multi-year agreement that grants the Company exclusive salted snack category brand licensing and promotional rights for Looney Tunes™ characters.  In November 2003, Warner Bros. Consumer Products granted the Company rights to market its Crunch Toons® brand of salted snacks featuring Scooby-Doo™ characters beginning in the first quarter of 2004 under a multi-year agreement that grants the Company exclusive salted snack category brand licensing and promotional rights for Scooby-Doo™ characters.  See “Products” and “Patents and Trademarks”.

Poore Brothers®, Bob’s Texas Style® and Boulder Potato Company® brand potato chips are manufactured with a batch-frying process that the Company believes produces potato chips with enhanced crispness and flavor. Poore Brothers® potato chips are currently offered in ten flavors, Bob’s Texas Style® potato chips are currently offered in six flavors, and Boulder Potato Company® potato chips are currently offered in eight flavors. The Company also manufactures potato chips for sale on a private label basis using a continuous frying process.  The Company’s potato chips are manufactured at a Company-owned facility in Goodyear, Arizona.  See “Products” and “Marketing and Distribution.”

The Company’s business objective is to be a leading developer, manufacturer, marketer and distributor of innovative branded salted snack foods by providing high quality products at competitive prices that are superior in taste, texture, flavor variety and brand personality to comparable products. A significant element of the Company’s growth strategy is to develop, acquire or license innovative snack food brands that provide strategic fit and possess strong national brand equity in order to expand, complement or diversify the Company’s existing business.  The Company also plans to increase sales of its existing brands and continue to improve profit margins through increased operating efficiencies and manufacturing capacity utilization.  See “Business Strategy.”

The Company’s executive offices are located at 3500 South La Cometa Drive, Goodyear, Arizona 85338, and its telephone number is (623) 932-6200.

Company History

The Company, a Delaware corporation, was formed in 1995 as a holding company to acquire a potato chip manufacturing and distribution business which had been founded by Donald and James Poore in 1986.

In December 1996, the Company completed an initial public offering of its Common Stock.  In November 1998, the Company acquired the business and certain assets (including the Bob’s Texas Style® potato chip brand) of Tejas Snacks, L.P. (“Tejas”), a Texas-based potato chip manufacturer.  In October 1999, the Company acquired Wabash Foods, LLC (“Wabash”) including the Tato Skins®, O’Boisies®, and Pizzarias® trademarks, and assumed all of Wabash Foods’ liabilities.  In June 2000, the Company acquired Boulder Natural Foods, Inc. (“Boulder”) and the Boulder Potato Company® brand of totally natural potato chips.  As part of the Boulder acquisition, the Company was required to issue additional unregistered shares of Common Stock to the seller on each of the first three anniversaries of the closing of the acquisition.  The issuance of such shares was dependent upon increases in sales of Boulder product as compared to previous periods.  In 2003, 2002 and 2001, the Company was required to issue 93,728 shares valued at $420,566, 88,864 shares valued at $210,786 and 57,898 shares valued at $185, 274, respectively.  With each issuance of shares the Company increased the goodwill recorded from this acquisition.

In October 2000, the Company launched its T.G.I. Friday’s® brand salted snacks pursuant to a license agreement with TGI Friday’s Inc., which expires in 2014.

On December 27, 2001, the Company completed the sale of 586,855 shares of Common Stock at an offering price of $2.13 per share to BFS US Special Opportunities Trust PLC, a fund managed by Renaissance Capital, in a private placement transaction.

In June 2003, the Company launched its Crunch Toons® brand potato snacks, initially featuring Looney Tunes™ characters pursuant to a multi-year license agreement with Warner Bros. Consumer Products.  The agreement grants the Company exclusive salted snack category brand licensing and promotional rights for Looney Tunes™ characters.

Business Strategy

The Company’s business strategy is to continue building a portfolio of national niche brands with annualized revenues of $20 million to $50 million each.  This strategy is intended to enable us to complement, rather than to compete directly against, large national competitors.  The primary elements of our business strategy are as follows:

Develop, Acquire or License Innovative Snack Food Brands.  A significant element of the Company’s business strategy is to develop, acquire or license new innovative snack food brands that provide strategic fit and possess strong national brand equity in order to expand, complement or diversify the Company’s existing business.  In October 2000, the Company initiated this element of its strategy by launching our first national niche brand, T.G.I. Friday’s® brand salted snacks, under an exclusive license from TGI Friday’s Inc. which expires in 2014.  In June 2003, the Company launched its second national niche brand, Crunch Toons®, featuring Looney Tunes™ characters, under a multi-year agreement with Warner Bros. Consumer Products that grants the Company exclusive brand licensing and promotional rights.  In November 2003, the Company also acquired the exclusive brand licensing and promotional rights to Scooby Doo™ characters pursuant to a multi-year agreement with Warner Bros. Consumer Products.  The Company plans to continue developing, acquiring or licensing additional national niche brands.

Increase Sales of Existing Brands.  The Company plans to increase distribution and build the market share of its existing branded products through selected trade activity in various markets and channels.  Marketing efforts include, among other things, trade advertising and promotional programs with distributors and retailers, in-store advertisements, in-store displays and limited consumer advertising, public relations and coupon programs.

Improve Profit Margins.  The Company’s Indiana and Arizona facilities are currently operating at approximately forty percent and fifty percent of their respective manufacturing capacities.  The Company will seek to increase gross profit margins through increased revenues, improved operating efficiencies, more effective promotions and higher margin new products.  It believes that additional improvements to its manufactured products’ gross profit margins are possible with the achievement of the business strategies discussed above.  Depending on product mix, the Company believes that the existing manufacturing facilities could produce, in the aggregate, up to $150 million in annual revenue volume and thereby further reduce manufacturing product costs as a percentage of cost of goods sold.

The Company currently has arrangements with several California and Arizona grocery chains for the manufacture and distribution by the Company of their respective private label potato chips, in various types and flavors as specified by them.  The Company also believes that contract manufacturing opportunities exist.  While they are extremely price competitive and can be short in duration, the Company believes that they provide a profitable opportunity for the Company to improve the capacity utilization of its facilities.  The Company intends to seek additional private label customers located near its facilities who demand superior product quality at a reasonable price.

Products

Manufactured Snack Food Products.  The Company produces T.G.I. Friday’s® brand Potato Skins salted snacks, Crunch Toons® brand potato snacks and Tato Skins® brand potato crisps utilizing a sheeting and frying process.  T.G.I. Friday’s® brand salted snacks, Crunch Toons® brand potato snacks and Tato Skins® brand potato crisps are offered in several different flavors and formulations. All of these products are manufactured at the Company’s leased facility in Bluffton, Indiana, except for Mozzarella Stick and Onion Ring products which are produced by contract manufacturers on behalf of the Company and sold under the T.G.I. Friday’s® brand name.

Poore Brothers®, Bob’s Texas Style®, and Boulder Potato Company® brand potato chips are produced utilizing a batch-frying process and are marketed by the Company as premium products based on their distinctive combination of cooking method and variety of distinctive flavors.  Poore Brothers® potato chips are currently offered in ten flavors, Bob’s Texas Style® potato chips are currently offered in six flavors, and Boulder Potato Company® potato chips are currently offered in eight flavors. The Company currently has agreements with several California and Arizona grocery chains pursuant to which the Company produces their respective private label potato chips in the styles and flavors specified by such grocery chains.

Distributed Snack Food Products.  The Company purchases and resells throughout Arizona snack food products manufactured by others.  Such products include pretzels, popcorn, dips, and meat snacks.  Effective February 1, 2004, the Company has ceased distribution of Snyders’ pretzels which represented approximately 50% of the distributed products segment revenues in 2003.  The Company does not expect this revenue loss to have a material adverse affect on the Company’s overall profitability in 2004.

Manufacturing

The Company’s manufacturing facility in Bluffton, Indiana includes three fryer lines that can produce an aggregate of up to approximately 9,000 pounds per hour of T.G.I. Friday’s®, Crunch Toons® and Tato Skins® brand products.  The Indiana facility is currently operating at approximately forty percent of capacity.  Certain T.G.I. Friday’s®, Crunch Toons® and Tato Skins® brand products are produced utilizing a sheeting and frying process that includes some patented technology.  The Company licenses the technology from third parties and has exclusive rights to use the technology within the United States until the patents expire, which ranges from 2004 to 2010.  Some T.G.I. Friday’s® brand salted snack products are produced by contract manufacturers on behalf of the Company.  See “Patents and Trademarks.”

The Company believes that a key element of the success to date of the Poore Brothers®, Bob’s Texas Style® and Boulder Potato Company® brand potato chips has been the Company’s use of certain cooking techniques and key ingredients in the manufacturing process to produce potato chips with improved flavor.  These techniques currently involve two elements: the Company’s use of a batch frying process, as opposed to the conventional continuous line cooking method, and the Company’s use of distinctive seasonings to produce potato chips in a variety of flavors.  The Company believes that although the batch frying process produces less volume, it is superior to conventional continuous line cooking methods because it enhances crispness and flavor through greater control over temperature and other cooking conditions.

In September 1997, the Company consolidated all of its manufacturing operations into its present facility in Goodyear, Arizona, which was newly constructed at the time and, in connection therewith, discontinued manufacturing operations at a facility in LaVergne, Tennessee.  In 1999, the Company purchased and installed additional batch frying equipment in the Arizona facility.  The Arizona facility has the capacity to produce up to approximately 3,500 pounds of potato chips per hour, including 1,400 pounds of batch fried branded potato chips per hour and 2,100 pounds of continuous fried private label potato chips per hour.  The Company owns additional batch frying equipment which, if needed, could be installed without significant time or cost, and which would result in increased capacity to produce the batch fried potato chips.  The Arizona facility is currently operating at approximately fifty percent of capacity.

There can be no assurance that the Company will obtain sufficient business to recoup the Company’s investments in its manufacturing facilities or to increase the utilization rates of such facilities.   See “Item 2. Description of Property.”

Marketing and Distribution

The Company’s T.G.I. Friday’s® brand snack food products have achieved significant market presence in the vending channel nationwide through an independent network of brokers and distributors, particularly in the midwest and east.  The Company attributes the success of its products in these markets to consumer loyalty.  The Company believes this loyalty results from the products’ differentiated taste, texture and flavor variety which result from its manufacturing processes.  The Company has retained Acosta, Inc., a leading national sales and marketing agency with employees and offices nationwide to represent T.G.I. Friday’s® brand salted snacks and Crunch Toons® brand potato snacks on behalf of the Company in the grocery and convenience store channels.  The Company’s own sales organization sells T.G.I. Friday’s® brand salted snacks and Crunch Toons® brand salted snacks in the mass, club and drug channels.

The Company’s potato chip brands are distributed to grocery and other retailers primarily by a select group of independent distributors.  Poore Brothers® brand potato chip products have achieved significant market presence in Arizona, New Mexico, Southern California, Hawaii, Missouri, Ohio and Michigan.  The Company’s Bob’s Texas Style® brand potato chip products have achieved significant market presence in south/central Texas, including Houston, San Antonio and Austin.  The Company’s Boulder Potato Company® brand potato chip products have achieved significant market presence in Colorado and in natural food stores across the country.  The Company selects brokers and distributors for its branded products primarily on the basis of quality of service, call frequency on customers, financial capability and relationships they have with supermarkets and vending distributors, including access to shelf space for snack food.

The Company’s distribution throughout Arizona includes 51 independently operated service routes.  Each route is operated by an independent distributor who purchases from the Company and merchandises as many as 72 items at major grocery store chains in Arizona, such as Albertson’s, Basha’s, Fry’s, and Safeway stores.  In addition to servicing major supermarket chains, the Company’s distributors service many independent grocery stores, club stores, and military facilities throughout Arizona.  In addition to Poore Brothers® brand products, the Company distributes throughout Arizona a wide variety of snack food items manufactured by other companies, including pretzels, popcorn, dips, and meat snacks.

Successful marketing of the Company’s products depends, in part, upon obtaining adequate shelf space for such products, particularly in supermarkets and vending machines.  Frequently, the Company incurs additional marketing costs in order to obtain additional shelf space.  Whether or not the Company will continue to incur such costs in the future will depend upon a number of factors including, demand for the Company’s products, relative availability of shelf space and general competitive conditions.  The Company may incur significant shelf space, consumer marketing or other promotional costs as a necessary condition of entering into competition or maintaining market share in particular markets or channels.  Any such costs may materially affect the Company’s financial performance.

The Company’s marketing programs are designed to increase product trial and build brand awareness in core markets.  Most of the Company’s marketing spending has traditionally been focused on trade advertising and trade promotions designed to attract new consumers to the products at a reduced retail price, except in 2003 when the Company conducted national television advertising and coupon programs in connection with the launch of the Crunch Toons® brand.  The Company’s marketing programs also include selective event sponsorship designed to increase brand awareness and to provide opportunities to mass sample branded products.  Sponsorship of the Arizona Diamondbacks typifies the Company’s efforts to reach targeted consumers and provide them with a sample of the Company’s products to encourage new and repeat purchases.

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

The Company chooses its suppliers based primarily on price, availability and quality and does not have any long-term commitments with any supplier.  Although the Company believes that its required products and ingredients are readily available, and that its business success is not dependent on any single supplier, the failure of certain suppliers to meet the Company’s performance specifications, quality standards or delivery schedules could have a material adverse effect on the Company’s operations.  In particular, a sudden scarcity, a substantial price increase, or an unavailability of product ingredients could materially adversely affect the Company’s operations.  There can be no assurance that alternative ingredients would be available when needed and on commercially attractive terms, if at all.

Customers

Two customers of the Company, Vistar, formerly Vending Services of America, a national vending distributor and Wal*Mart (including its SAM’s Clubs) accounted for 13% and 20%, respectively, of the Company’s 2003 net revenues.  The remainder of the Company’s revenues were derived from sales to a limited number of additional customers, either grocery chains, club stores or regional distributors, none of which individually accounted for more than 10% of the Company’s revenues in 2003.  A decision by any of the Company’s major customers to cease or substantially reduce their purchases could have a material adverse effect on the Company’s business.

All of the Company’s revenues are attributable to external customers in the United States and all of its assets are located in the United States.

Market Overview and Competition

According to the Snack Food Association (“SFA”), the U.S. market for salted snack foods reached $22.5 billion at retail in 2002 (the latest year for which data is available) with potato chips, tortilla chips and potato crisps, accounting for nearly 50% of the market, and corn snacks, popcorn, pretzels, nuts, meat snacks and other products accounting for the balance.  Total salted snack sales, in dollar terms, increased in each of the last ten years, ranging from an increase of 8.5% (in 1997) to 0.3% (in 1995), with a 2002 increase of 2.9%.  Potato chip, tortilla chips and potato crisps combined sales have increased within a similar range, with 2002 retail sales of $10.4 billion, a 0.2% increase over 2001 sales of $10.2 billion.

The Company’s products compete generally against other salted snack foods, including potato chips and tortilla chips. The salted snack food industry is large and highly competitive and is dominated primarily by Frito-Lay, Inc., a subsidiary of PepsiCo, Inc.  Frito-Lay, Inc. possesses substantially greater financial, production, marketing, distribution and other resources than the Company and brands that are more widely recognized than the Company’s products.  Numerous other companies that are actual or potential competitors of the Company, many with greater financial and other resources (including more employees and more extensive facilities) than the Company, offer products similar to those of the Company.  In addition, many of such competitors offer a wider range of products than offered by the Company.  Local or regional markets often have significant smaller competitors, many of whom offer products similar to those of the Company.  Expansion of the Company’s operations into new markets has and will continue to encounter significant competition from national, regional and local competitors that may be greater than that encountered by the Company in its existing markets.  In addition, such competitors may challenge the Company’s position in its existing markets.  While the Company believes that it has innovative products and methods of operation that will enable it to compete successfully, there can be no assurance of its ability to do so.

The principal competitive factors affecting the market of the Company’s products include product quality and taste, brand awareness among consumers, access to shelf space, price, advertising and promotion, variety of snacks offered, nutritional content, product packaging and package design.  The Company competes in the market principally on the basis of product quality and taste.  While products produced at the Company’s Bluffton, Indiana facility involve the use of certain licensed technology, the taste and quality of products produced at the Company’s Goodyear, Arizona facility is largely due to two elements of the Company’s manufacturing process: its use of batch frying and its use of distinctive seasonings to produce a variety of flavors.  The Company does not have exclusive rights to the use of either element; consequently, competitors may incorporate such elements into their own processes.

Government Regulation

The manufacture, labeling and distribution of the Company’s products are subject to the rules and regulations of various federal, state and local health agencies, including the Food & Drug Administration (“FDA”).  In May 1994, regulations issued under the Nutrition Labeling and Education Act of 1990 (“NLEA”), which requires specified nutritional information to be disclosed on all packaged foods, concerning labeling of food products, including permissible use of nutritional claims such as “fat-free” and “low-fat,” became effective.  The Company believes that it is complying in all material respects with the NLEA regulations and closely monitors the fat content of its products through various testing and quality control procedures.  The Company does not believe that compliance with the NLEA regulations materially increases the Company’s manufacturing costs.

As a direct result of the September 11, 2001 terrorism attack, the FDA issued the Bioterrorism Act of 2002 (“the Act”) to protect the U.S. food supply.  While there are four parts to the Act, only two of the provisions impact the Company.  One requirement for the Company was registration with the FDA as a U.S. Food Manufacturing Company, which the Company completed prior to the required date of December 12, 2003.  The second of the Act’s provisions pertaining to the Company relates to record retention.  The Company is required to retain records pertaining to its raw materials’ immediate previous sources (“one back”) as well as its finished goods’ subsequent recipients (“one up”) for twelve months.  Although not effective until January 1, 2005, the Company believes it is currently compliant with this provision.

On July 11, 2003, the FDA published its final rule on Trans Fat Labeling requiring that food labels declare trans fats on or before January 1, 2006.  This rule requires that trans fat be declared on a separate line in the standard Nutrition Facts below total fat and saturated fat and be calculated to the nearest 0.5 grams, unless it is less than 0.5 grams in which case it may be expressed as 0 grams.  Currently, the Company has plans in place to comply with the FDA’s rule on Trans Fat Labeling by the January 1, 2006 deadline.

There can be no assurance that new laws or regulations will not be passed that could require the Company to alter the taste or composition of its products or impose other obligations on the Company.  Such changes could affect sales of the Company’s products and have a material adverse effect on the Company.

In addition to laws relating to food products, the Company’s operations are governed by laws relating to environmental matters, workplace safety and worker health, principally the Occupational Safety and Health Act.  The Company believes that it presently complies in all material respects with such laws and regulations.

Employees

As of December 27, 2003, the Company had 282 full-time employees, including 238 in manufacturing and distribution, 20 in sales and marketing and 24 in administration and finance.  The Company’s employees are not represented by any collective bargaining organization and the Company has never experienced a work stoppage.  The Company believes that its relations with its employees are good.

Patents and Trademarks

The Company produces T.G.I. Friday’s® brand salted snacks and Tato Skins® brand potato crisps utilizing a sheeting and frying process that includes patented technology that the Company licenses from Miles Willard Technologies, LLC, an Idaho limited liability company (“Miles Willard”).  Pursuant to the license agreement between the Company and Miles Willard, the Company has an exclusive right to use the patented technology within North America until the patents expire between 2004 and 2006.  In consideration for the use of these patents, the Company is required to make royalty payments to Miles Willard on sales of products manufactured utilizing the patented technology.

The Company produces Crunch Toons® brand salted snacks utilizing a sheeting and frying process that includes patented technology that the Company licenses from M.J. Quinlan & Associates Pty. Limited, a company incorporated under the laws of New South Wales (“Quinlan”).  Pursuant to the license agreement between the Company and Quinlan, the Company has an exclusive right to use the patented technology within the United States until the agreement expires.  The initial period covered by the agreement extends through 2010 and automatically renews for five (5) year increments after that, unless terminated by Licensee.  In consideration for the use of these patents, the Company is required to make royalty payments to Quinlan on sales of products manufactured utilizing the patented technology.

The Company licenses the T.G.I. Friday’s® brand salted snacks trademark from TGI Friday’s Inc. under a license agreement with a term expiring in 2014.  Pursuant to the license agreement, the Company is required to make royalty payments on sales of T.G.I. Friday’s® brand salted snack products and is required to achieve certain minimum sales levels by certain dates during the contract term.

In November 2002, Warner Bros. Consumer Products granted the Company rights to introduce an innovative new brand of salted snacks (Crunch Toons®) featuring Looney Tunes™ characters, including Bugs Bunny, Tweety and the Tasmanian Devil.  The Company launched the new brand nationwide in the summer of 2003 under a multi-year agreement that grants the Company exclusive salted snack category brand licensing and promotional rights for Looney Tunes™ characters.  In November 2003, the Company also acquired the exclusive brand licensing and promotional rights to Scooby Doo™ characters pursuant to a multi-year agreement with Warner Bros. Consumer Products.  Both agreements require the payment of minimum royalties during the term of the agreements.

The Company owns the following trademarks in the United States: Poore Brothers®, An Intensely Different Taste®, Texas Style®, Boulder Potato Company®, Tato Skins®, O’Boisies®, Pizzarias®, Braids®, Knots® and Crunch Toons®.

The Company considers its trademarks to be of significant importance in the Company’s business.  The Company is not aware of any circumstances that would have a material adverse effect on the Company’s ability to use its trademarks.  Any termination of the Company’s license agreements, whether at the expiration of its term or prior thereto, could have a material adverse effect on the Company’s financial condition and results of operations.

Risk Factors

Brief Operating History; Prior Net Losses; Accumulated Deficit; Significant Future Expenses due to Implementation of Business Strategy. Although certain of the Company’s subsidiaries have operated for several years, the Company as a whole has a relatively brief operating history upon which an evaluation of its prospects can be made.  Such prospects are subject to the substantial risks, expenses and difficulties frequently encountered in the establishment and growth of a new business in the snack food industry, which is characterized by a significant number of market entrants and intense competition, as well as risk factors described herein.  Although the Company has been profitable since fiscal 1999, the Company experienced significant net losses in prior fiscal years.  At December 27, 2003, the Company had an accumulated deficit of $797,929 and net working capital of $7,850,924.  See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Even if the Company is successful in developing, acquiring and/or licensing new brands, and increasing distribution and sales volume of the Company’s existing products, it may be expected to incur substantial additional expenses, including advertising and promotional costs, “slotting” expenses (i.e., the cost of obtaining shelf space in certain grocery stores), and integration costs of any future acquisitions. Accordingly, the Company may incur additional losses in the future as a result of the implementation of the Company’s business strategy, even if revenues increase significantly. There can be no assurance that the Company’s business strategy will prove successful or that the Company will be profitable in the future.

Need for Additional Financing.  A significant element of the Company’s business strategy is the development, acquisition and/or licensing of innovative snack food brands, for the purpose of expanding, complementing and/or diversifying the Company’s business. In connection with each of the Company’s previous brand acquisitions (Bob’s Texas Style® in November 1998, Tato Skins® in October 1999, and Boulder Potato Company® in June 2000), the Company borrowed funds or assumed additional indebtedness in order to satisfy a substantial portion of the consideration required to be paid by the Company.  See “Business — Company History” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” — Liquidity and Capital Resources.”  The Company may, in the future, require additional third party financing (debt or equity) as a result of any future operating losses, in connection with the expansion of the Company’s business through non-acquisition means, in connection with any additional acquisitions completed by the Company, or to provide working capital for general corporate purposes.  There can be no assurance that any such required financing will be available or, if available, on terms attractive to the Company.  Any third party financing obtained by the Company may result in dilution of the equity interests of the Company’s shareholders.

Acquisition-Related Risks. In recent years, a significant element of the Company’s business strategy has been the pursuit of selected strategic acquisition opportunities for the purpose of expanding, complementing and/or diversifying the Company’s business.  Strategic acquisitions are likely to continue to comprise an element of the Company’s business strategy for the foreseeable future.  However, no assurance can be given that the Company will be able to identify, finance and complete additional suitable acquisitions on acceptable terms, or that future acquisitions, if completed, will be successful.  Any future acquisitions could divert management’s attention from the daily operations of the Company and otherwise require additional management, operational and financial resources.  Moreover, there can be no assurance that the Company will be able to successfully integrate acquired companies or their management teams into the Company’s operating structure, retain management teams of acquired companies on a long-term basis, or operate acquired companies profitably. Acquisitions may also involve a number of other risks, including adverse short-term effects on the Company’s operating results, dependence on retaining key personnel and customers, and risks associated with unanticipated liabilities or contingencies.

Substantial Leverage; Financial Covenants Pursuant to U.S. Bancorp Credit Agreement; Possible Acceleration of Indebtedness.  At December 27, 2003, the Company had outstanding indebtedness under a credit agreement with U.S. Bancorp (the “U.S. Bancorp Credit Agreement”) in the aggregate principal amount of $2,259,377. The indebtedness under the U.S. Bancorp Credit Agreement is secured by substantially all of the Company’s assets. The Company is required to comply with certain financial covenants pursuant to the U.S. Bancorp Credit Agreement so long as borrowings from U.S. Bancorp remain outstanding. Should the Company be in default under any of such covenants, U.S. Bancorp shall have the right, upon written notice and after the expiration of any applicable period during which such default may be cured, to demand immediate payment of all of the then unpaid principal and accrued but unpaid interest under the U.S. Bancorp Credit Agreement.  At December 27, 2003, the Company was in compliance with all financial covenants under the U.S. Bancorp Credit Agreement (including minimum annual operating results, minimum fixed charge coverage and minimum tangible capital requirements).  There can be no assurance that the Company will be in compliance with the financial covenants in the future. Any acceleration of the borrowings under the U.S. Bancorp Credit Agreement prior to the applicable maturity dates could have a material adverse effect upon the Company. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

Volatility of Market Price of Common Stock. The market price of the Common Stock has experienced a high level of volatility since the completion of the Company’s initial public offering in December 1996. Commencing with an offering price of $3.50 per share in the initial public offering, the market price of the Common Stock experienced a substantial decline, reaching a low of $0.50 per share (based on last reported sale price of the Common Stock on the Nasdaq SmallCap Market) on December 22, 1998. During fiscal 2003, the market price of the Common Stock (based on last reported sale price of the Common Stock on the Nasdaq SmallCap Market) ranged from a high of $5.60 per share to a low of $1.90 per share.  The last reported sales price of the Common Stock on the Nasdaq SmallCap Market on March 21, 2004 was $3.15 per share. There can be no assurance as to the future market price of the Common Stock.  See “Compliance with Nasdaq Listing Maintenance Requirements.”

Compliance with Nasdaq Listing Maintenance Requirements.  In order for the Company’s Common Stock to continue to be listed on the Nasdaq SmallCap Market, the Company is required to be in compliance with certain continued listing standards.  One of such requirements is that the bid price of listed securities be equal to or greater than $1.00.  If, in the future, the Company’s Common Stock fails to be in compliance with the minimum closing bid price requirement for at least thirty consecutive trading days or the Company fails to be in compliance with any other Nasdaq continued listing requirements, then the Common Stock could be de-listed from the Nasdaq SmallCap Market. Upon any such de-listing, trading, if any, in the Common Stock would thereafter be conducted in the over-the-counter market on the so-called “pink sheets” or the “Electronic Bulletin Board” of the National Association of Securities Dealers, Inc. (“NASD”). As a consequence of any such de-listing, an investor could find it more difficult to dispose of, or to obtain accurate quotations as to the price of, the Company’s Common Stock.  See “Volatility of Market Price of Common Stock.”

Competition.  The market for salted snack foods, such as those sold by the Company, including potato chips, tortilla chips, pretzels and meat snacks, is large and intensely competitive. Competitive factors in the salted snack food industry include product quality and taste, brand awareness among consumers, access to supermarket shelf space, price, advertising and promotion, variety of snacks offered, nutritional content, product packaging and package design. The Company competes in that market principally on the basis of product taste and quality.

The snack food industry is primarily dominated by Frito-Lay, Inc., which has substantially greater financial and other resources than the Company and sells brands that are more widely recognized than are the Company’s products. Numerous other companies that are actual or potential competitors of the Company, many with greater financial and other resources (including more employees and more extensive facilities) than the Company, offer products similar to those of the Company. In addition, many of such competitors offer a wider range of products than that offered by the Company. Local or regional markets often have significant smaller competitors, many of whom offer batch fried products similar to those of the Company. Expansion of Company operations into new markets has and will continue to encounter significant competition from national, regional and local competitors that may be greater than that encountered by the Company in its existing markets. In addition, such competitors may challenge the Company’s position in its existing markets. While the Company believes that its innovative products and methods of operation will enable it to compete successfully, there can be no assurance of its ability to do so.

Promotional and Shelf Space Costs.  Successful marketing of food products generally depends upon obtaining adequate retail shelf space for product display, particularly in supermarkets. Frequently, food manufacturers and distributors, such as the Company, incur additional costs in order to obtain additional shelf space. Whether or not the Company incurs such costs in a particular market is dependent upon a number of factors, including demand for the Company’s products, relative availability of shelf space and general competitive conditions. The Company may incur significant shelf space or other promotional costs as a necessary condition of entering into competition or maintaining market share in particular markets or stores. If incurred, such costs may materially affect the Company’s financial performance.

No Assurance of Consumer Acceptance of Company’s Existing and Future Products.  Consumer preferences for snack foods are continually changing and are extremely difficult to predict. The ability of the Company to generate revenues in new markets will depend upon customer acceptance of the Company’s products. There can be no assurance that the Crunch Toons® brand will achieve a significant degree of market acceptance, that acceptance, if achieved, will be sustained for any significant period or that product life cycles will be sufficient to permit the Company to recover start-up and other associated costs, such as minimum royalty commitments or raw material inventories.  In addition, there can be no assurance that the Company will succeed in the development of any new products or that any new products developed by the Company will achieve market acceptance or generate meaningful revenue for the Company.

Uncertainties and Risks of Food Product Industry.  The food product industry in which the Company is engaged is subject to numerous uncertainties and risks outside of the Company’s control.  Profitability in the food product industry is subject to adverse changes in general business and economic conditions, oversupply of certain food products at the wholesale and retail levels, seasonality, the risk that a food product may be banned or its use limited or declared unhealthful, the risk that product tampering may occur that may require a recall of one or more of the Company’s products, and the risk that sales of a food product may decline due to perceived health concerns, changes in consumer tastes or other reasons beyond the control of the Company.

Fluctuations in Prices of Supplies; Dependence Upon Availability of Supplies and Performance of Suppliers.  The Company’s manufacturing costs are subject to fluctuations in the prices of potatoes, potato flakes, wheat flour, corn and oil, as well as other ingredients of the Company’s products.  Potatoes, potato flakes, wheat flour and corn are widely available year-round.  The Company uses a variety of oils in the production of its products.  The Company is dependent on its suppliers to provide the Company with products and ingredients in adequate supply and on a timely basis.  Although the Company believes that its requirements for products and ingredients are readily available, and that its business success is not dependent on any single supplier, the failure of certain suppliers to meet the Company’s performance specifications, quality standards or delivery schedules could have a material adverse effect on the Company’s operations.  In particular, a sudden scarcity, a substantial price increase, or an unavailability of product ingredients could materially adversely affect the Company’s operations.  There can be no assurance that alternative ingredients would be available when needed and on commercially attractive terms, if at all.

Lack of Proprietary Manufacturing Methods for Certain Products; Future Expiration of Patented Technology Licensed by the Company.  The Company licenses patented technology from a third party in connection with the manufacture of its T.G.I. Friday’s® and Tato Skins® brand products and has an exclusive right to use such technology within North America until the patents expire between 2004 and 2006.  The Company also licenses patented technology from a third party in connection with the manufacture of its Crunch Toons® brand salted snacks and has an exclusive right to use such technology within the United States until the agreement expires.  The initial period covered by the agreement extends through 2010 and automatically renews for five (5) year increments after that, unless terminated by the Company.  In addition, the Company expects to utilize patented technology from one or more third parties in connection with the manufacture of future products.  Upon the expiration of such patents, competitors of the Company, certain of which may have significantly greater resources than the Company, may utilize the patented technology in the manufacture of products that are similar to those currently manufactured, or that may in the future be manufactured, by the Company with such patented technology.  The entry of any such products into the marketplace could have a material adverse effect on sales of T.G.I. Friday’s®, Crunch Toons® and Tato Skins® brand products, as well as any such future products, by the Company.

The taste and quality of Poore Brothers®, Bob’s Texas Style®, and Boulder Potato Company® brand potato chips is largely due to two elements of the Company’s manufacturing process: its use of batch frying and its use of distinctive seasonings to produce a variety of flavors.  The Company does not have exclusive rights to the use of either element; consequently, competitors may incorporate such elements into their own processes.

Dependence Upon Key Snack Food Brands; Dependence Upon T.G.I. Friday’s® License Agreement and Future License Agreements.  The Company derives a substantial portion of its revenue from a limited number of snack food brands.  For the year ended December 27, 2003, approximately 71% of the Company’s net revenues were attributable to the T.G.I. Friday’s® brand products and the Poore Brothers® brand products.  A decrease in the popularity of a particular snack food brand during any year could have a material adverse effect on the Company’s business, financial condition and results of operations.  There can be no assurance that any of the Company’s snack food brands will retain their historical levels of popularity or increase in popularity.  Any impact to a licensed brand’s reputation could also lead to an impact on the Company’s snack food products associated with that brand.  Decreased sales from any one of the key snack food brands without a corresponding increase in sales from other existing or newly introduced products would have a material adverse effect on the Company’s financial condition and results of operations.

Furthermore, the T.G.I. Friday’s® brand products are manufactured and sold by the Company pursuant to a license agreement by and between the Company and TGI Friday’s Inc. which expires in 2014.  Pursuant to the license agreement, the Company is subject to various requirements and conditions (including, without limitation, minimum sales targets).  The failure of the Company to comply with certain of such requirements and conditions could result in the early termination of the license agreement by TGI Friday’s Inc.  Any termination of the license agreement, whether at the expiration of its term or prior thereto, could have a material adverse effect on the Company’s financial condition and results of operations.

Additionally, the Crunch Toons® brand products, featuring Looney Tunes™ and Scooby Doo™ characters, are currently being sold by the Company pursuant to multi-year license agreements by and between the Company and Warner Bros. Consumer Products.  Pursuant to the license agreements, the Company is subject to various requirements and conditions (including without limitation, minimum royalty payments).  The failure of the Company to comply with certain of such requirements and conditions could result in the early termination of the license agreements by Warner Bros. Consumer Products.  Any termination of the license agreements, whether at the expiration of its term or prior thereto, could have a material adverse effect on the Company’s financial condition and results of operations.

The Company may introduce one or more new product lines in the future that will be manufactured and sold pursuant to additional license agreements by and between the Company and one or more third parties.  Pursuant to any such license agreements, the Company will likely be subject to various requirements and conditions (including minimum sales targets or royalty payments).  The failure of the Company to comply with certain of such requirements and conditions could result in the early termination of such additional license agreements.  Depending upon the success of any such new product lines, a termination of the applicable license agreements, whether at the expiration of their respective terms or prior thereto, could have a material adverse effect on the Company’s financial condition and results of operations.

Dependence Upon Major Customers.  Two customers of the Company, Vistar, formerly Vending Services of America,  a national vending distributor and Wal*Mart (including its SAM’s Clubs), accounted for 13% and 20%, respectively, of the Company’s 2003 net revenues, with the remainder of the Company’s net revenues being derived from sales to a limited number of additional customers, either grocery chains or regional distributors, none of which individually accounted for more than 10% of the Company’s revenues for 2003.  A decision by any major customer to cease or substantially reduce its purchases could have a material adverse effect on the Company’s business.

Reliance on Key Employees; Non-Compete Agreements.  The Company’s success is dependent in large part upon the abilities of its executive officers, including Eric J. Kufel, President and Chief Executive Officer, Glen E. Flook, Senior Vice President-Operations, and Thomas W. Freeze, Senior Vice President and Chief Financial Officer.  The inability of the Company’s executive officers to perform their duties or the inability of the Company to attract and retain other highly qualified personnel could have a material adverse effect upon the Company’s business and prospects.  The Company currently maintains “key man” life insurance with respect to the Company’s President and Chief Executive Officer in the amount of $5,000,000. The employment of the executive officers of the Company is on an “at-will” basis.  The executive officers are entitled to severance under certain circumstances.  The Company has non-compete agreements with all of its executive officers.  See “Item 10. Directors and Executive Officers of the Registrant.”

Governmental Regulation.  The packaged food industry is subject to numerous federal, state and local governmental regulations, including those relating to the preparation, labeling and marketing of food products.  The Company is particularly affected by the Nutrition Labeling and Education Act of 1990 (“NLEA”), which requires specified nutritional information to be disclosed on all packaged foods.  The Company believes that the labeling on its products currently meets these requirements.  The Company does not believe that complying with the NLEA regulations materially increases the Company’s manufacturing costs.

As a direct result of the September 11, 2001 terrorism attack, the FDA issued the Bioterrorism Act of 2002 (“the Act”) to protect the U.S. food supply.  While there are four parts to the Act, only two of the provisions impact the Company.  One requirement for the Company was registration with the FDA as a U.S. Food Manufacturing Company, which the Company completed prior to the required date of December 12, 2003.  The second of the Act’s provisions pertaining to the Company relates to record retention.  The Company is required to retain records pertaining to its raw materials’ immediate previous sources (“one back”) as well as its finished goods’ subsequent recipients (“one up”) for twelve months. Although not effective until January 1, 2005, the Company believes it is currently compliant with this provision.

On July 11, 2003, the FDA published its final rule on Trans Fat Labeling requiring that food labels declare trans fats on or before January 1, 2006.  This rule requires that trans fat be declared on a separate line in the standard Nutrition Facts below total fat and saturated fat and be calculated to the nearest 0.5 grams, unless it is less than 0.5 grams in which case it may be expressed as 0 grams.  Currently, the Company has plans in place to comply with the FDA’s rule on Trans Fat Labeling by the January 1, 2006 deadline.

There can be no assurance that new laws or regulations will not be passed that could require the Company to alter the taste or composition of its products or impose other obligations on the Company.  Such changes could affect sales of the Company’s products and have a material adverse effect on the Company.

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

Significant Shareholders; Possible Change in Control.  As a result of the Wabash Foods acquisition, Capital Foods, LLC (“Capital Foods”) (an affiliate of the former owner of Wabash Foods) became the single largest shareholder of the Company, currently holding approximately 23% of the outstanding shares of Common Stock (without giving effect to the possible exercise of warrants to purchase 250,000 shares of Common Stock also held by Capital Foods).  Accordingly, Capital Foods is in a position to exercise substantial influence on the business and affairs of the Company.  In addition, Renaissance Capital Group, Inc. manages three funds, Renaissance Capital Growth & Income Fund III, Inc., Renaissance U.S. Growth & Income Trust PLC, and BFS US Special Opportunities Trust PLC, which are currently the beneficial owners of approximately 9%, 6% and 6%, respectively, of the outstanding shares of Common Stock of the Company.  Capital Foods, Renaissance Capital Growth & Income Fund III, Inc., Renaissance U.S. Growth & Income Trust PLC, and BFS US Special Opportunities Trust PLC are hereinafter referred to collectively as the “Significant Shareholders”.  Although the Company is not aware of any plans or proposals on the part of any Significant Shareholder to recommend or undertake any material change in the management or business of the Company, there is no assurance that a Significant Shareholder will not adopt or support any such plans or proposals in the future.

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

Possibility the Company Will be Required to Register Shares of Certain Stockholders for Resale; Shares Available for Future Sale.  On December 27, 2001, the Company completed the sale of 586,855 shares of Common Stock, $0.01 par value, to BFS US Special Opportunities Trust PLC (“BFS”), a fund managed by Renaissance Capital Group, Inc., in a private placement transaction.  The net proceeds of the transaction were utilized by the Company to reduce the Company’s outstanding indebtedness.  In connection with such transaction, the Company granted demand and piggyback registration rights to BFS.  Pursuant to the demand registration rights, the Company may be required, upon demand of BFS, to file a registration statement (the “BFS Registration Statement”) with the Securities and Exchange Commission covering the resale of the shares of Common Stock issued to BFS in the transaction.  The Company will be required to pay all expenses relating to any such registration, other than underwriting discounts, selling commissions and stock transfer taxes applicable to the shares, and any other fees and expenses incurred by the holder(s) of the shares (including, without limitation, legal fees and expenses) in connection with the registration.

Approximately 6,896,105 shares of outstanding Common Stock and 300,000 shares of Common Stock issuable upon the exercise of warrants issued by the Company are subject to “piggyback” registration rights granted by the Company, pursuant to which such shares of Common Stock may be registered under the Securities Act and, as a result, become freely tradable in the future.  All or a portion of such shares may, at the election of the holders thereof, be included in the BFS Registration Statement and, upon the effectiveness thereof, may be sold in the public markets.

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

Certain Anti-takeover Provisions.  The Company’s Certificate of Incorporation authorizes the issuance of up to 50,000 shares of “blank check” preferred stock with such designations, rights and preferences as may be determined from time to time by the Board of Directors of the Company.  The Company may issue such shares of preferred stock in the future without shareholder approval.  The rights of the holders of Common Stock will be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future.  The issuance of preferred stock, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of discouraging, delaying or preventing a change of control of the Company, and preventing holders of Common Stock from realizing a premium on their shares.  In addition, under Section 203 of the Delaware General Corporation Law (the “DGCL”), the Company is prohibited from engaging in any business combination (as defined in the DGCL) with any interested shareholder (as defined in the DGCL) unless certain conditions are met.  This statutory provision could also have an anti-takeover effect.

Item 2.  Properties

The Company leases a 140,000 square foot facility located on 15 acres of land in Bluffton, Indiana, approximately 20 miles south of Ft. Wayne, Indiana.  The Company has entered into a lease expiring in April 2018 with respect to the facility and the lease has two five-year renewal options.  Current lease payments are approximately $22,000 per month.  The lease payments are subject to an annual CPI-based increase.  The Company produces its T.G.I. Friday’s® brand salted snacks, Crunch Toons® brand potato snacks and Tato Skins® brand potato snacks at the Bluffton, Indiana facility.

The Company also leases one-half of a 200,000 square foot facility in Bluffton, Indiana which is used as a distribution center.  The Company has entered into a lease expiring in November 2006 with respect to the facility and the lease has two three-year renewal options.  Current lease payments are approximately $30,000 per month.

The Company owns a 60,000 square foot facility located on 7.7 acres of land in Goodyear, Arizona, approximately 15 miles west of Phoenix, Arizona.  Construction of this facility was completed in June 1997.  In August 1997, the Company completed the transition of all of its Arizona operations into the facility.  The facility is financed by a mortgage with Morgan Guaranty Trust Company of New York that matures in June 2012.  The Company produces its Poore Brothers®, Bob’s Texas Style® and Boulder Potato Company® brand potato chips, as well as its private label potato chips at the Goodyear, Arizona facility.

The Company is responsible for all insurance costs, utilities and real estate taxes in connection with its facilities. The Company believes that its facilities are adequately covered by insurance.

Item 3.  Legal Proceedings

The Company is periodically a party to various lawsuits arising in the ordinary course of business.  Management believes, based on discussions with legal counsel, that the resolution of such lawsuits, individually and in the aggregate, will not have a material adverse effect on the Company’s financial position or results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

The Company’s Common Stock is traded on the Nasdaq SmallCap Market tier of the Nasdaq Stock Market under the symbol “SNAK”.  There were approximately 4,000 shareholders of record on March 21, 2004.  The Company has never declared or paid any dividends on the shares of Common Stock.  Management intends to retain any future earnings for the operation and expansion of the Company’s business and does not anticipate paying any dividends at any time in the foreseeable future.  Additionally, certain debt agreements of the Company limit the Company’s ability to declare and pay dividends.

The following table sets forth the range of high and low sale prices of the Company’s Common Stock as reported on the Nasdaq SmallCap Market for each quarter of the fiscal years ended December 27, 2003 and December 28, 2002.

	Sales Prices
Period of Quotation	High	Low
Fiscal 2002:
First Quarter	$2.72	$2.20
Second Quarter	$3.40	$2.35
Third Quarter	$2.97	$2.20
Fourth Quarter	$3.02	$1.49

Fiscal 2003:
First Quarter	$2.55	$1.90
Second Quarter	$4.15	$1.99
Third Quarter	$5.60	$3.91
Fourth Quarter	$5.28	$3.30

Item 6.  Selected Financial Data

FIVE YEAR FINANCIAL SUMMARY

(In millions except share and per share data)

	2003	2002	2001	2000	1999
Statements of Earnings Data
Net revenues	$66.4	$59.3	$53.9	$39.1	$21.5
Gross profit	13.3	11.3	10.9	7.7	4.0
Operating income	0.0	2.7	2.1	1.9	0.9
Net income	1.1	2.6	1.0	0.7	0.1

Net income per share - diluted	$0.06	$0.15	$0.06	$0.05	$0.01
Weighted average common shares	18,476,486	17,826,953	17,198,648	15,129,593	9,134,414

Balance Sheet Data
Net working capital	$7.9	$2.0	$2.0	$0.8	$0.8
Total assets	36.6	31.8	31.7	30.3	26.1
Long-term debt	3.1	4.1	8.7	9.0	10.7
Shareholders’ equity	25.1	20.7	16.8	14.3	11.3

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the other sections of this Annual Report on Form 10-K, including “Item 1:  Business”; “Item 6:  Selected Financial Data”; and “Item 8:  Financial Statements and Supplementary Data.”  The various sections of this MD&A contain a number of forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this filing and particularly in the “Risk Factors” section.  Accordingly, the Company’s actual future results may differ materially from historical results or those currently anticipated.

Business and Future Outlook

Poore Brothers, Inc. (the “Company”) is engaged in the development, production, marketing and distribution of innovative salted snack food products that are sold primarily through grocery retailers, mass merchandisers, club stores, convenience stores and vend distributors across the United States.  The Company currently manufactures and sells nationally (i) T.G.I. Friday’s® brand salted snacks under license from TGI Friday’s Inc. and (ii) Crunch Toons® brand salted snacks, featuring Looney Tunes™ and Scooby Doo™ characters under license from Warner Bros. Consumer Products.  The Company also currently (i) manufactures and sells regionally its own brands of salted snack food products, including Poore Brothers®, Bob’s Texas Style®, and Boulder Potato Company® brand batch-fried potato chips and Tato Skins® brand potato snacks, (ii) manufactures private label potato chips for grocery retail chains in the southwest, and (iii) distributes in Arizona snack food products that are manufactured by others.

Fiscal 2003 results were the fifth straight year of profitability and increased revenue for the Company.  The Company’s T.G.I. Friday’s® brand continues its strong revenue growth, particularly in the mass, vending and convenience store channels, and two new items for the brand, Mozzarella Sticks and Onion Rings, are performing well initially.

The introduction of the Crunch Toons® brand during fiscal 2003 represented true product innovation for the industry and was enthusiastically received by retailers.  The Company invested significantly in consumer and trade marketing programs to support its launch during 2003.  The Company expected its fourth-quarter television advertising and the release of a major motion picture to provide momentum for the brand through increased consumer trial and awareness.  However, consumer response to these fourth-quarter marketing activities fell far short of our expectations.

The Company’s 2004 goals reflect significantly improved profitability and continued revenue growth.  The Company expects to deliver significantly improved profitability as a result of increased revenue, improved operating efficiencies, and the absence of introductory marketing expenses for the Crunch Toons® brand.  We also intend to make investments to support continued growth of the T.G.I. Friday’s® brand, as well as consumer research, product development and market testing of new brand concepts.

The Company’s key revenue priority for 2004 is to deliver continued strong revenue growth from T.G.I. Friday’s® brand snacks by expanding distribution particularly in the mass merchandiser, convenience store and grocery channels.  The Company also plans to evaluate packaging, pricing and promotional strategies for the Crunch Toons® brand.  During the first quarter of 2004, a new character and product flavor, Scooby Doo™ BBQ, will be introduced.  The Company plans to proceed cautiously with its investments in the Crunch Toons® brand and moderate its revenue expectations accordingly.  There can be no assurances that the brand will be successful.  Due to the February 2004 discontinuation of a product line not manufactured by the Company, the distributed products segment is expected to generate approximately 50% less revenue.  This will allow the Company to increase its focus on growing both the Poore Brothers® and T.G.I. Friday’s® brands in its home market.

In connection with the implementation of the Company’s business strategy, the Company may incur additional operating losses in the future and is likely to require future debt or equity financings (particularly in connection with future strategic acquisitions).  Expenditures relating to acquisition-related integration costs, trade and consumer marketing programs and new product development may adversely affect operating expenses and consequently may adversely affect operating and net income.  These types of expenditures are expensed for accounting purposes as incurred, while revenue generated from the result of such investments may benefit future periods.  The Company currently has no material consumer marketing or capital expenditure commitments.  Management believes that cash flow from operations, during the next twelve months, along with available working capital and borrowing facilities, should enable the Company to meet its operating cash requirements through 2004.  The belief is based on current operating plans and certain assumptions, including those relating to the Company’s future revenue levels and expenditures, industry and general economic conditions and other conditions.  If any of these factors change, the Company may require future debt or equity financings to meet its business requirements.  There can be no assurance that any required financings will be available or, if available, on terms attractive to the Company.

Results of Operations

The following discussion summarizes the significant factors affecting the consolidated operating results, financial condition, liquidity and capital resources of the Company.  This discussion should be read in conjunction with Item 8: “Financial Statements and Supplementary Data” and the “Cautionary Statement on Forward-Looking Statements” on page 4.

Significant changes to the Company’s business mix and certain events that have been recorded over the last three years affect the comparisons of fiscal 2003, 2002, and 2001 operations.  Consequently, comparative results are more difficult to analyze and explain.  Where practicable, this discussion addresses not only the financial results as reported, but also the key results and factors affecting the Company’s on-going business.

In 2001, the Emerging Issues Task Force (EITF) issued EITF Issue No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products,” (EITF Issue No. 01-9).  EITF Issue No. 01-9 addresses the accounting for certain consideration given by a vendor to a customer and provides guidance on the recognition, measurement and income statement classification for sales incentives.  In general, the guidance requires that consideration from a vendor to a retailer be recorded as a reduction in revenue unless certain criteria are met.  The Company adopted the provisions of the EITF Issue No. 01-9 effective in the first quarter of 2002 and as a result, costs previously recorded as expense are now recorded and reflected as reductions in revenue.   The Company was also required to reclassify amounts in prior periods in order to conform to the revised presentation of these costs if practicable.  As a result of adopting EITF Issue No. 01-9, the Company reduced both net revenues and selling, general and administrative expenses in 2001 by $3,761,072.  There was no change to the 2001 previously reported net income as a result of this change.

Effective January 1, 2002, the Company changed the fiscal year from the twelve calendar months ending on December 31 each year to the 52-week period ending on the last Saturday occurring in the month of December of each calendar year.  Accordingly, fiscal 2003 commenced December 29, 2002 and ended December 27, 2003.

Year ended December 27, 2003 compared to the year ended December 28, 2002

	2003		2002		Difference
(dollars in millions)	$	% of Rev	$	% of Rev	$	%
Net revenues	$66.4	100.0%	$59.3	100.0%	$7.1	12.0%
Cost of revenues	53.1	79.9%	48.0	80.9%	5.1	10.5%
Gross profit	13.3	20.1%	11.3	19.1%	2.0	17.7%
Selling, general and administrative expenses	13.3	20.0%	8.6	14.6%	4.7	53.9%
Operating income	0.0	0.0%	2.7	4.5%	(2.7)	(99.0)%

Insurance claim settlement income, net	1.9	2.9%	0.3	0.4%	1.6	639.8%
Interest expense, net	(0.2)	(0.4)%	(0.5)	(0.9)%	0.3	53%
Income before income taxes	1.7	2.6%	2.4	4.0%	(0.7)	(29.2)%
Income tax benefit (provision)	(0.6)	(1.0)%	0.2	0.4%	(0.8)	(364.3)%
Net income	$1.1	1.6%	$2.6	4.4%	$(1.5)	(60.1)%

For the fiscal year ended December 27, 2003, net revenue increased 12% to $66.4 million, compared with revenue of $59.3 million for the previous fiscal year.  The Company’s revenue increased in the manufactured products segment as a result of growth in the T.G.I. Friday’s® brand salted snacks.  Overall, T.G.I. Friday’s® brand salted snacks revenue was 13% higher than in 2002, accounting for approximately 61% of the Company’s net revenue for the year.  The Company’s Crunch Toons® brand snacks contributed $3.5 million in net revenue during the year.  The growth from these brands was partially offset by anticipated lower shipments of Tato Skins® brand snacks in the vending channel which resulted from our deliberate efforts to cannibalize the brand with T.G.I. Friday’s® brand salted snacks, and by slightly lower revenue from private label potato chips.  The Company’s batch-fried kettle chip brands were flat versus 2002 and the distributed products segment rose modestly.

Net income for 2003 declined 60% to $1.1 million, or $0.06 per basic and diluted share, compared with net income of $2.6 million, or $0.16 per basic and $0.15 per diluted share, in the prior-year period.  As expected, net income was impacted significantly in fiscal 2003 by approximately $3.5 million in planned introductory consumer marketing programs, such as national television advertising, as well as other costs associated with the launch of the Crunch Toons® brand.

Gross profit for 2003 increased to $13.3 million, or 20% of net revenue, compared to $11.3 million, or 19% of net revenue, in 2002 due to the revenue increase, improved manufacturing efficiencies and despite a $1.0 million pretax impairment write-down of idle packaging equipment during 2003.

Selling, general and administrative expenses increased to $13.3 million in fiscal 2003, up from $8.6 million in 2002, or 20% versus 15% of net revenue.  The increase was driven by introductory consumer marketing programs, such as national television advertising, and other costs associated with the new Crunch Toons® brand launch.

In fiscal 2003, other income and expense included $1.9 million of pre-tax income from an insurance claim settlement.

In fiscal 2002, the Company benefited from the reversal of a deferred tax valuation allowance of approximately $1.2 million related to the Company’s net operating loss carryforward.

Year ended December 28, 2002 compared to the year ended December 31, 2001

	2002		2001		Difference
	$	% of Rev	$	% of Rev	$	%
Net revenues	$59.3	100.0%	$53.9	100.0%	$5.4	10.1%
Cost of revenues	48.0	80.9%	43.0	79.7%	5.0	11.8%
Gross profit	11.3	19.1%	10.9	20.3%	0.4	3.3%
Selling, general and administrative expenses	8.6	14.6%	8.8	16.4%	(0.2)	(2.0)%
Operating income	2.7	4.5%	2.1	4.0%	0.6	25.6%
Insurance claim settlement income, net	0.3	0.4%	0.0	0.0%	0.3	6361.8%
Interest expense, net	(0.5)	(0.9)%	(1.0)	(1.9)%	(0.5)	(48.2)%
Income before income taxes	2.4	4.0%	1.1	2.0%	1.3	120.0%
Income tax benefit (provision)	0.2	0.4%	0.0	0.1%	0.2	664.7%
Net income	$2.6	4.4%	$1.0	1.9%	$1.6	152.3%

For fiscal 2002, net revenues reached $59.3 million, up 10% from fiscal 2001 net revenues of $53.9 million.  The Company’s revenue increase was attributable to growth from T.G.I Friday’s® brand salted snacks, which accounted for over 60% of revenues.  The growth of this brand was partially offset by anticipated lower shipments of Tato Skins® and Poore Brothers® brand snacks in the vending channel which resulted primarily from our deliberate efforts to cannibalize the Tato skins® brand with T.G.I. Friday’s® brand salted snacks, as well as by lower shipments of private label potato chips.  Revenues from our other batch-fried kettle chip brands and distributed products rose modestly.  Revenues in fiscal 2001 included approximately $1.2 million from the Company’s Texas merchandising operation which was sold in the fourth quarter of 2001.

Net income for 2002 was $2.6 million, or $0.16 per basic and $0.15 per diluted share, an increase of 152% compared to fiscal 2001 net income of $1.0 million, or $0.07 per basic and $0.06 per diluted share.  The Company’s improved profitability was principally attributable to increased revenue and improved operating efficiencies, which also allowed the Company to significantly increase promotional spending to support continued growth, particularly for T.G.I. Friday’s® brand salted snacks.  In addition, the Company recorded an income tax credit of $242,837 in fiscal 2002 compared to an income tax provision of $43,000 in fiscal 2001.  The change primarily reflects the income tax benefit of a deferred tax valuation allowance reversal in the third quarter of 2002.

Manufacturing efficiencies improved as a result of increased production volumes due to higher revenues, and gross profit increased 3% to $11.3 million, or 19% of net revenue, despite the higher promotional spending.

Profits were also positively affected by both lower selling, general and administrative expenses and lower interest expense.  Selling, general and administrative expenses declined 2% to $8.6 million, or 15% of net revenue, despite higher revenues due to tight spending controls and no intangibles amortization expense as a result of the adoption of SFAS No. 142 in 2002.  Goodwill and trademark amortization expense was $652,000 in 2001.  Interest expense declined 48% to $0.5 million due to reduced indebtedness, improved working capital management and lower interest rates.

Liquidity and Capital Resources

Net working capital was $7.9 million (a current ratio of 2.2:1), $2.0 million (a current ratio of 1.3:1) and $2.0 million (a current ratio of 1.3:1) at December 27, 2003, December 28, 2002 and December 31, 2001, respectively.  For the fiscal year ended December 27, 2003, the Company generated cash flow of $2.0 million from operating activities, principally from income, depreciation expense and the write-down of equipment offset by accounts receivable and other assets and liabilities, invested $1.1 million in new equipment, made $1.1 million in payments on long-term debt and received $2.0 million in proceeds from the issuance of common stock.  For the fiscal year ended December 28, 2002, the Company generated cash flow of $5.8 million from operating activities, principally from operating income and an increase in accrued liabilities, invested $0.6 million in new equipment, and made $5.4 million in payments on long-term debt.  For the fiscal year ended December 31, 2001, the Company generated cash flow of $2.1 million from operating activities, principally from operating income, invested $2.7 million in new equipment, and made $0.9 million in net payments on long-term debt.

On October 7, 1999, the Company signed a Credit Agreement with U.S. Bancorp (the “U.S. Bancorp Credit Agreement”).  In April 2001, the U.S. Bancorp Credit Agreement was amended to increase the U.S. Bancorp Line of Credit from $3.0 million to $5.0 million, establish a $0.5 million capital expenditure line of credit (the CapEx Term Loan”), extend the U.S. Bancorp Line of Credit maturity date from October 2002 to October 31, 2003, and modify certain financial covenants.  In June 2002, the U.S. Bancorp Credit Agreement was amended to extend the U.S. Bancorp Line of Credit maturity date from October 31, 2003 to October 31, 2005 and modify certain financial covenants.  Effective September 27, 2003, the U.S. Bancorp Credit Agreement was amended to modify the capital expenditure limit for 2003, increasing it to $1.5 million.

The U.S. Bancorp Credit Agreement is secured by accounts receivable, inventories, equipment and general intangibles.  Borrowings under the line of credit are limited to 80% of eligible receivables and up to 60% of eligible inventories.  At December 27, 2003, the Company had a borrowing base of approximately $3.7 million under the U.S. Bancorp Line of Credit.  The U.S. Bancorp Credit Agreement requires the Company to be in compliance with certain financial performance criteria, including a minimum annual operating results ratio, a minimum tangible capital base and a minimum fixed charge coverage ratio.  At December 27, 2003, the Company was in compliance with all of the financial covenants.  Management believes that the fulfillment of the Company’s plans and objectives will enable the Company to attain a sufficient level of profitability to remain in compliance with these financial covenants. There can be no assurance, however, that the Company will attain any such profitability and remain in compliance.  Any acceleration under the U.S. Bancorp Credit Agreement prior to the scheduled maturity of the U.S. Bancorp Line of Credit or the U.S. Bancorp Term Loans could have a material adverse effect upon the Company.  As of December 27, 2003, there was no outstanding balance on the U.S. Bancorp Line of Credit and approximately $2.3 million on the U.S. Bancorp Term Loan A.

The Company’s Goodyear, Arizona manufacturing, distribution and headquarters facility is subject to a $1.8 million mortgage loan from Morgan Guaranty Trust Company of New York, bears interest at 9.03% per annum and is secured by the building and the land on which it is located.  The loan matures on July 1, 2012; however monthly principal and interest installments of $18,425 are determined based on a twenty-year amortization period.

At December 31, 2001, the Company had outstanding a 9% Convertible Debenture due July 1, 2002 in the principal amount of $427,656 held by Wells Fargo Small Business Investment Company, Inc. (“Wells Fargo SBIC”).  The 9% Convertible Debenture was secured by land, building, equipment and intangibles.  Interest on the 9% Convertible Debenture was paid by the Company on a monthly basis.  Monthly principal payments of approximately $5,000 were required to be made by the Company on the Wells Fargo SBIC 9% Convertible Debenture through June 2002 and the remaining balance was due on July 1, 2002.  In June 2002, Wells Fargo SBIC converted its 9% Convertible Debenture holdings into 401,497 shares of Common Stock.

During 2003, 2002 and 2001, the Company received $2.0 million, $627,000 and $1.3 million of proceeds from the issuance of common stock.  Proceeds in 2003 and 2002 were primarily due to the exercise of stock options.

On December 27, 2001, the Company completed the sale of 586,855 shares of Common Stock at an offering price of $2.13 per share to BFS US Special Opportunities Trust PLC, a fund managed by Renaissance Capital, in a private placement transaction.  The net proceeds of the transaction were utilized by the Company for general corporate purposes and to reduce the Company’s outstanding indebtedness.  The Company has granted BFS US Special Opportunities Trust PLC both demand and piggyback registration rights with respect to the shares of Common Stock purchased in the offering.

At December 27, 2003, the Company had a net operating loss carryforward available for federal income taxes of approximately $4.7 million.  The Company’s accumulated net operating loss carryforward will begin to expire in varying amounts between 2010 and 2018.

Contractual Obligations

The following table outlines the Company’s future contractual financial obligations as of December 27, 2003, due by period:

	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
Long-term debt	$4,071,956	$932,155	$1,458,369	$109,297	$1,572,135
Operating leases	8,778,167	1,562,869	2,994,569	1,460,978	2,759,751
Other cash obligations	6,719,000	1,432,400	2,812,800	2,473,800	—
Total contractual cash obligations	$19,569,123	$3,927,424	$7,265,738	$4,044,075	$4,331,886

For information regarding the Company’s long-term debt, please read “Liquidity and Capital Resources” above and Note 6 in Item 8.

The Company has entered into a variety of operating leases for equipment and facilities.  For information regarding the Company’s facility leases, please read “Item 2:  Properties” and Note 7 in Item 8.

“Other cash obligations” in the table above consists of (i) minimum commitments regarding third party warehouse operations services over five years and (ii) remaining minimum royalty payments due licensors pursuant to brand licensing agreements discussed in “Item 1: Business” under the “Patents and Trademarks” section.

The Company currently has no material marketing or capital expenditure commitments.

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

Critical Accounting Policies and Estimates

In December 2001, the Securities and Exchange Commission issued an advisory requesting that all registrants describe their three to five most “critical accounting policies”.  The Securities and Exchange Commission indicated that a “critical accounting policy” is one which is both important to the portrayal of the Company’s financial condition and results and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.  The Company believes that the following accounting policies fit this definition:

Allowance for Doubtful Accounts.  The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments.  If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.  The allowance for doubtful accounts was $347,000 and $409,000 at December 27, 2003 and December 28, 2002, respectively.

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

Income Taxes.  The Company has been profitable since 1999; however, it experienced significant net losses in prior fiscal years resulting in a net operating loss (“NOL”) carryforward for federal income tax purposes of approximately $4.7 million at December 27, 2003.  Generally accepted accounting principles require that the Company record a valuation allowance against the deferred tax asset associated with this NOL if it is “more likely than not” that the Company will not be able to utilize it to offset future taxes.  During the third quarter of 2002, the Company concluded that it was more likely than not that its deferred tax asset at that time would be realized and also began providing for income taxes at a rate equal to the combined federal and state effective rates, which approximated 38% under current tax rates, rather than the 7.5% rate previously being used to record a tax provision for only certain state income taxes.  Subsequent revisions to the estimated net realizable value of the deferred tax asset could cause the provision for income taxes to vary significantly from period to period, although the cash tax payments will remain unaffected until the benefit of the NOL is utilized.

The above listing is not intended to be a comprehensive list of all of the Company’s accounting policies.  In many cases the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles, with no need for management’s judgment in their application.  See the Company’s audited financial statements and notes thereto included in this Annual Report on Form 10-K which contain accounting policies and other disclosures required by accounting principles generally accepted in the United States.

New Accounting Pronouncements

In January 2003, the FASB issued interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities – An Interpretation of Accounting Research Bulletin (“ARB”) No. 51.”  This interpretation was subsequently revised by FIN 46 (Revised 2003) in December 2003.  This revised interpretation states that consolidation of variable interest entities will be required by the primary beneficiary if the entities do not effectively disperse risks among the parties involved.  The requirements are effective for fiscal years ending after December 15, 2003 for special-purpose entities and for all other types of entities for periods ending after March 31, 2004.  We have no variable interest entities and do not believe that FIN No, 46 (R) will impact our future financial results.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”  This Statement requires, among other things, the classification of certain financial instruments previously classified within the equity section of the balance sheet, to be included in liabilities.  This Statement is effective for financial instruments entered into or modified after May 31, 2003 and June 15, 2003 for all other instruments.  The adoption of this Statement had no impact on our financial position or results of operations.

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

The Company also has interest rate risk with respect to interest expense on variable rate debt, with rates based upon changes in the prime rate.  Therefore, the Company has an exposure to changes in those rates.  At December 27, 2003 and December 28, 2002, the Company had $2.3 million and $3.2 million of variable rate debt outstanding.  A hypothetical 10% adverse change in weighted average interest rates during fiscal 2003 and 2002 would have had an unfavorable impact of $0.02 million and $0.03 million respectively, on both the Company’s net earnings and cash flows.

The Company’s primary concentration of credit risk is related to certain trade accounts receivable.  In the normal course of business, the Company extends unsecured credit to its customers.  In 2003 and 2002, substantially all of the Company’s customers were distributors or retailers whose sales were concentrated in the grocery industry, throughout the United States.  The Company investigates a customer’s credit worthiness before extending credit.  At December 27, 2003, two customers accounted for approximately 28% of the Company’s accounts receivable.

Item 8.  Financial Statements and Supplementary Data

Reports
Independent Auditors Reports with respect to financial statements for the years ended December 27, 2003 and December 28, 2002
Report of Independent Public Accountants with respect to the year ended December 31, 2001

Financial Statements
Consolidated balance sheets as of December 27, 2003 and December 28, 2002
Consolidated statements of income for the years ended December 27, 2003, December 28, 2002 and December 31, 2001
Consolidated statements of shareholders’ equity for the years ended December 27, 2003, December 28, 2002 and December 31, 2001
Consolidated statements of cash flows for the years ended December 27, 2003, December 28, 2002 and December 31, 2001
Notes to consolidated financial statements

Item 9.  Changes in and Disagreements with Auditors on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures.

(a)          Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of the end of the period covered by this report have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms.

(b)          Change in Internal Control over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially effect, the Company’s internal control over financial reporting.

PART III

Item 10.                            Directors and Executive Officers of the Registrant

The information regarding Directors and Executive Officers appearing under the headings “Proposal 1: Election of Directors,” “Executive Officers,” “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” of the Company’s 2004 Proxy Statement is incorporated by reference in this section.

Item 11.                            Executive Compensation

The information appearing under the headings “Compensation of Directors,” “Employment Agreements,” “Compensation Committee Report on Executive Compensation,” and “Executive Compensation” of the Company’s 2004 Proxy Statement is incorporated by reference.

Item 12.                            Security Ownership of Beneficial Owners and Management and Related Stockholder Matters

The information appearing in the Company’s 2004 Proxy Statement under the heading “Security Ownership of Certain Beneficial Owners and Management” is incorporated by reference.

Item 13.                            Certain Relationships and Related Transactions

The information appearing in the Company’s 2004 Proxy Statement under the heading “Certain Relationships and Related Transactions” is incorporated by reference.

Item 14.                            Principal Accountant Fees and Services

Information regarding principal accountant fees and services is contained in the Company’s 2004 Proxy Statement and is incorporated by reference.

PART IV

Item 15.                            Exhibits, Financial Statement Schedules and Reports on Form 8-K

The following documents are filed as part of this Annual Report on Form 10-K:

(a)1.	Financial Statements

Reports
Report of independent auditors with respect to financial statements for the years ended December 27, 2003 and December 28, 2002
Report of independent public accountants with respect to the year ended December 31, 2001
Financial Statements
Consolidated balance sheets as of December 27, 2003 and December 28, 2002
Consolidated statements of income for the years ended December 27, 2003, December 28, 2002 and December 31, 2001
Consolidated statements of shareholders’ equity for the years ended December 27, 2003, December 28, 2002 and December 31, 2001
Consolidated statements of cash flows for the years ended December 27, 2003, December 28, 2002 and December 31, 2001
Notes to consolidated financial statements

(a)2.	Financial Schedules

Schedules have been omitted because of the absence of conditions under which they are required or because information required is included in the Company’s financial statements or notes thereto.

(a)3.	Exhibits required by Item 601 of Regulation S-K:

Exhibit Number	Description

3.1 —	Certificate of Incorporation of the Company filed with the Secretary of State of the State of Delaware on February 23, 1995. (14)
3.2 —	Certificate of Amendment to the Certificate of Incorporation of the Company filed with the Secretary of State of the State of Delaware on March 3, 1995. (14)
3.3 —	Certificate of Amendment to the Certificate of Incorporation of the Company filed with the Secretary of State of the State of Delaware on October 7, 1999. (14)
3.4 —	By-Laws of the Company. (1)
4.1 —	Specimen Certificate for shares of Common Stock. (1)
4.2 —	Convertible Debenture Loan Agreement dated May 31, 1995 by and among the Company (and certain of its subsidiaries), Renaissance Capital and Wells Fargo. (1)
4.3 —	9.00% Convertible Debenture dated May 31, 1995, issued by the Company to Renaissance Capital. (1)
4.4 —	Warrant to purchase 400,000 shares of Common Stock, issued by the Company to Wabash Foods on October 7, 1999. (2)
4.5 —	Form of Revolving Note, Term Note A and Term Note B issued by the Company to U.S. Bancorp Republic Commercial Finance, Inc. on October 7, 1999. (4)

4.6 —	Warrant to purchase 50,000 shares of Common Stock, issued by the Company to U.S. Bancorp Republic Commercial Finance, Inc. on October 7, 1999. (4)
10.1*—	Non-Qualified Stock Option Agreements dated August 1, 1995, August 31, 1995 and February 29, 1996, by and between the Company and Mark S. Howells. (1)
10.2*—	Non-Qualified Stock Option Agreements dated August 1, 1995, August 31, 1995 and February 29, 1996, by and between the Company and Jeffrey J. Puglisi. (1)
10.3* —	Letter Agreement dated November 5, 1996, amending the Non-Qualified Stock Option Agreement dated February 29, 1996, by and between the Company and Mark S. Howells. (1)
10.4*—	Letter Agreement dated November 5, 1996, amending the Non-Qualified Stock Option Agreement dated February 29, 1996, by and between the Company and Jeffrey J. Puglisi. (1)
10.5*—	Non-Qualified Stock Option Agreement dated as of October 22, 1996, by and between the Company and Mark S. Howells. (1)
10.6*—	Letter Agreement dated as of November 5, 1996, by and between the Company and Jeffrey J. Puglisi. (1)
10.7*—	Letter Agreement dated November 1, 1996, by and among the Company, Mark S. Howells, Jeffrey J. Puglisi, David J. Brennan and Parris H. Holmes, Jr. (1)
10.8*—	Letter Agreement dated December 4, 1996, by and between the Company and Jeffrey J. Puglisi, relating to stock options. (1)
10.9*—	Letter Agreement dated December 4, 1996, by and between the Company and Mark S. Howells, relating to stock options. (1)
10.10 —	Fixed Rate Note dated June 4, 1997, by and between La Cometa Properties, Inc. and Morgan Guaranty Trust Company of New York. (3)
10.11 —	Deed of Trust and Security Agreement dated June 4, 1997, by and between La Cometa Properties, Inc. and Morgan Guaranty Trust Company of New York. (3)
10.12 —	Guaranty Agreement dated June 4, 1997, by and between the Company and Morgan Guaranty Trust Company of New York. (3)
10.13 —	Agreement for Purchase and Sale of Limited Liability Company Membership Interests dated as of August 16, 1999, by and between Pate Foods Corporation, Wabash Foods and the Company. (2)
10.14 —	Letter Agreement dated July 30, 1999 by and between the Company and Stifel, Nicolaus & Company, Incorporated. (5)
10.15*—	Poore Brothers, Inc. 1995 Stock Option Plan, as amended. (4)
10.16 —	Credit Agreement, dated as of October 3, 1999, by and between the Company and U.S. Bancorp Republic Commercial Finance, Inc. (4)
10.17 —	Security Agreement, dated as of October 3, 1999, by and between the Company and U.S. Bancorp Republic Commercial Finance, Inc. (4)
10.18 —	Commercial Lease, dated May 1, 1998, by and between Wabash Foods, LLC and American Pacific Financial Corporation. (4)
10.19 —	Agreement for the Purchase and Sale of Assets of Boulder Potato Company dated as of June 8, 2000, by and among the Company, the shareholders of Boulder Potato Company, and Boulder Potato Company. (6)
10.20 —	Registration Rights Agreement dated as of June 8, 2000, by and between Boulder Potato Company and the Company. (6)
10.21 —	First Amendment, dated as of June 30, 2000, to Credit Agreement, dated as of October 3, 1999, by and between the Company and U.S. Bancorp. (6)
10.22 —	Second Amendment to Credit Agreement (dated March 2, 2001), by and between the Company and U.S. Bank National Association. (7)
10.23 —

License Agreement, dated April 3, 2000, by and between the Company and TGI Friday’s Inc.  (Certain portions of this exhibit have been omitted pursuant to a confidential treatment request filed with the Securities and Exchange Commission.) (7)

10.24 —	Third Amendment to Credit Agreement (dated March 30, 2001), by and between the Company and U.S. Bank National Association. (8)
10.25 —

First Amendment to License Agreement, dated as of July 11, 2001, by and between the Company and TGI Friday’s Inc. (certain portions of this exhibit have been omitted pursuant to a confidentiality treatment request filed with the Securities and Exchange Commission). (9)

10.26 —

Share Purchase Agreement, dated December 27, 2001, by and between the Company and BFS US Special Opportunities Trust PLC.  (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 10, 2002.)

10.27 —	Fourth Amendment to Credit Agreement (dated as of June 29, 2002), by and between the Company and U.S. Bank National Association. (10)
10.28 —

License Agreement, dated November 20, 2002, by and between the Company and Warner Bros., a division of Time Warner Entertainment Company, L.P. (Certain portions of this exhibit have been omitted pursuant to a confidential treatment request filed with the Securities and Exchange Commission.) (11)

10.29 —

License Agreement, dated November 20, 2002, by and between the Company and Warner Bros., a division of Time Warner Entertainment Company, L.P.  (Certain portions of this exhibit have been omitted pursuant to a confidential treatment request filed with the Securities and Exchange Commission.) (11)

10.30 —

License Agreement, dated July 19, 2000, by and between the Company and M.J. Quinlan & Associates Pty. Limited (Certain portions of this exhibit have been omitted pursuant to a confidential treatment request filed with the Securities and Exchange Commission.) (11)

10.31*—	Executive Employment Agreement entered into as of January 5, 2003, by and between Poore Brothers, Inc. and Eric J. Kufel (12)
10.32*—	Executive Employment Agreement entered into as of January 5, 2003, by and between Poore Brothers, Inc. and Thomas W. Freeze (12)
10.33*—	Executive Employment Agreement entered into as of January 5, 2003, by and between Poore Brothers, Inc. and Glen E. Flook (12)
10.34 —	Fifth Amendment to Credit Agreement (dated as of September 27, 2003) by and between the Company and U.S. Bank National Association (13)
10.35 —

License Agreement, dated November 10, 2003, by and between the Company and Warner Bros. Consumer Products Inc. (Certain portions of this exhibit have been omitted pursuant to a confidential treatment request filed with the Securities and Exchange Commission.) (14)

10.36 —	Commercial Lease Agreement, dated May 22, 2003, by and between the Company and Westland Park LLC (14)
10.37 —	Warehouse Services Agreement, dated June 30, 2003, by and between the Company and Customized Distribution Services, Inc. (14)
21.1 —	List of Subsidiaries of the Company. (14)
23.1 —	Consent of Deloitte & Touche, LLP. (14)
23.2 —	Notice Regarding Consent of Arthur Andersen LLP (14)
31.1 —	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15(d)-14(a) (14)
31.2 —	Certification of Chief Financial Officer and Principal Accounting Officer pursuant to Rule 13a-14(a) or Rule 15(d)-14(a) (14)
32.1 —

Certification of Chief Executive Officer and Chief Financial Officer and Principal Accounting Officer pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (14)

*	Compensation plans or arrangements in which directors or executive officers are eligible to participate.
(1)	Incorporated by reference to the Company’s Registration Statement on Form SB-2, Registration No. 333-5594-LA.
(2)	Incorporated by reference to the Company’s definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on September 15, 1999.
(3)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 1997.
(4)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999.
(5)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 1999.
(6)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2000.
(7)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2001.
(8)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2001.
(9)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2001.
(10)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 28, 2002.
(11)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2002.
(12)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2003.
(13)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2003.
(14)	Filed herewith.

(b)         Current Reports on Form 8-K.

(1)          Current Report on Form 8-K, announcing the Company’s earnings for the fiscal quarter ended September 27, 2003 (filed with the Commission on October 23, 2003).

(2)          Current Report on Form 8-K, announcing the introduction of Scooby-Doo™ Crunch Toons® brand salted snacks in the first quarter of 2004 (filed with the Commission on November 17, 2003).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 23, 2004	POORE BROTHERS, INC.

	By:	/s/ Eric J. Kufel
Eric J. Kufel
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Eric J. Kufel	President, Chief Executive Officer, and Director	March 23, 2004
Eric J. Kufel	(Principal Executive Officer)

/s/ Thomas W. Freeze	Senior Vice President, Chief Financial Officer,	March 23, 2004
Thomas W. Freeze	Treasurer, Secretary, and Director
(Principal Financial Officer and
Principal Accounting Officer)

/s/ Mark S. Howells	Chairman, Director	March 23, 2004
Mark S. Howells

/s/ F. Phillips Giltner, III	Director	March 23, 2004
F. Phillips Giltner, III

/s/ James W. Myers	Director	March 23, 2004
James W. Myers

/s/ Robert C. Pearson	Director	March 23, 2004
Robert C. Pearson

/s/ Aaron M. Shenkman	Director	March 23, 2004
Aaron M. Shenkman

INDEPENDENT AUDITORS’ REPORT

Shareholders and Board of

Directors of Poore Brothers, Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheets of Poore Brothers, Inc. and subsidiaries (the “Company”) as of December 27, 2003 and December 28, 2002, and the related consolidated statements of income, cash flows and shareholders’ equity for each of the two years in the period ended December 27, 2003.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.  The Company’s consolidated financial statements as of December 31, 2001 and for the year ended December 31, 2001, before the reclassifications described in Note 1 and before the inclusion of the disclosures discussed in Note 2 to the consolidated financial statements, were audited by other auditors who have ceased operations.  Those auditors expressed an unqualified opinion on those financial statements in their report dated February 11, 2002.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Poore Brothers, Inc. and subsidiaries as of December 27, 2003 and December 28, 2002, and the results of their operations and their cash flows for the two years in the period ended December 27, 2003 in conformity with accounting principles generally accepted in the United States of America.

As discussed above, the financial statements of the Company for the year ended December 31, 2001 were audited by other auditors who have ceased operations.  As described in Note 1, those financial statements have been reclassified to give effect to Emerging Issues Task Force (EITF) Issue No. 01-9, Accounting for Consideration Given by a Vendor to a Customer or Reseller of the Vendor’s Products, which was adopted by the Company on January 1, 2002.  We audited the reclassifications described in Note 1 that were applied to conform the 2001 financial statements to the comparative presentation required by EITF Issue 01-9.  Our audit procedures with respect to the 2001 disclosures in Note 1 included (i) comparing the amounts shown as customer incentive costs in Note 1 to underlying accounting analysis obtained from management, and (2) on a test basis, comparing the amounts comprising the customer incentive costs obtained from management to independent supporting documentation, and (3) testing the mathematical accuracy of the underlying analysis.  In our opinion, such reclassifications have been properly applied.  However, we were not engaged to audit, review, or apply any procedures to the 2001 financial statements of the Company other than with respect to such reclassifications and, accordingly, we do not express an opinion or any form of assurance on the 2001 financial statements taken as a whole.

As described in Note 2, these financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), which was adopted by the Company as of January 1, 2002.  Our audit procedures with respect to the disclosures in Note 2 with respect to 2001 included (1) comparing the previously reported net income to the previously issued financial statements and the adjustments to reported net income representing amortization expense (including any related tax effects) recognized in those periods related to goodwill and intangible assets that are no longer being amortized, as a result of initially applying SFAS 142 (including any related tax effects) to the Company’s underlying analysis obtained from management, and (2) testing the mathematical accuracy of the reconciliation of adjusted net income to reported net income and the related earnings-per-share amounts.  In our opinion, the disclosures for 2001 in Note 2 are appropriate.  However, we were not engaged to audit, review, or apply any procedures to the 2001 financial statements of the Company other than with respect to such disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2001 financial statements taken as a whole.

DELOITTE & TOUCHE LLP

March 19, 2004

Phoenix, Arizona

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

NOTE:    The report of Arthur Andersen LLP presented below is a copy of a previously issued Arthur Andersen LLP report. This report has not been reissued by Arthur Andersen LLP nor has Arthur Andersen LLP provided a consent to the inclusion of its report in this Form 10-K.

To Poore Brothers, Inc.

We have audited the accompanying consolidated balance sheets of POORE BROTHERS, INC. (a Delaware corporation) and SUBSIDIARIES as of December 31, 2001 and 2000, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

ARTHUR ANDERSEN LLP

Phoenix, Arizona,

February 11, 2002

POORE BROTHERS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 27, 2003	December 28, 2002
ASSETS
Current assets:
Cash and cash equivalents	$3,239,570	$1,395,187
Accounts receivable, net of allowance of $347,000 in 2003 and $409,000 in 2002	5,714,106	4,427,531
Inventories	2,400,503	1,760,401
Deferred income tax asset	2,254,996	421,942
Other current assets	889,003	803,665
Total current assets	14,498,178	8,808,726

Property and equipment, net	11,755,096	13,009,948
Goodwill	5,986,252	5,565,687
Trademarks	4,207,032	4,207,032
Other assets, net	133,762	165,233
Total assets	$36,580,320	$31,756,626

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,012,059	$2,937,602
Accrued liabilities	2,703,040	2,806,149
Current portion of long-term debt	932,155	1,105,004
Total current liabilities	6,647,254	6,848,755

Long-term debt, less current portion	3,139,801	4,105,118
Deferred income tax liability	1,731,625	80,512
Total liabilities	11,518,680	11,034,385

Commitments and contingencies (Note 7)

Shareholders’ equity:
Preferred stock, $100 par value; 50,000 shares authorized; no shares issued or outstanding at December 27, 2003 and December 28, 2002	—	—
Common stock, $.01 par value; 50,000,000 shares authorized; 18,581,788 and 16,729,911 shares issued and outstanding at December 27, 2003 and December 28, 2002, respectively	185,817	167,299
Additional paid-in capital	25,673,752	22,404,835
Accumulated deficit	(797,929)	(1,849,893)
Total shareholders’ equity	25,061,640	20,722,241
Total liabilities and shareholders’ equity	$36,580,320	$31,756,626

The accompanying notes are an integral part of these consolidated financial statements.

POORE BROTHERS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended
	December 27, 2003	December 28, 2002	December 31, 2001

Net revenues	$66,417,836	$59,348,471	$53,904,816

Cost of revenues	52,068,963	48,036,462	42,958,822

Write-down of equipment	1,030,352	—	—

Gross profit	13,318,521	11,312,009	10,945,994

Selling, general and administrative expenses	13,290,660	8,637,652	8,816,627

Operating income	27,861	2,674,357	2,129,367

Insurance claim settlement income, net	1,918,784	259,376	4,014

Interest expense, net	(252,820)	(539,733)	(1,045,117)

Total other income (expense)	1,665,964	(280,357)	(1,041,103)

Income before income tax benefit (provision)	1,693,825	2,394,000	1,088,264

Income tax benefit (provision)	(641,861)	242,837	(43,000)

Net income	$1,051,964	$2,636,837	$1,045,264

Earnings per common share:
Basic	$0.06	$0.16	$0.07
Diluted	$0.06	$0.15	$0.06

Weighted average number of common shares:
Basic	17,572,951	16,146,081	15,050,509
Diluted	18,476,486	17,826,953	17,198,648

The accompanying notes are an integral part of these consolidated financial statements.

POORE BROTHERS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

			Additional Paid-in Capital	Accumulated Deficit	Total
	Common Stock
	Shares	Amount
Balance, December 31, 2000	14,994,765	$149,947	$19,677,542	$(5,531,993)	$14,295,496
Exercise of common stock options	76,000	760	97,810	—	98,570
Issuance of warrants	—	—	16,800	—	16,800
Other issuances of common stock	616,753	6,168	1,383,333	—	1,389,501
Net income	—	—	—	1,045,264	1,045,264
Balance, December 31, 2001	15,687,518	156,875	21,175,485	(4,486,729)	16,845,631
Exercise of common stock options	349,016	3,490	508,304	—	511,794
Other issuances of common stock	693,377	6,934	721,044	—	727,978
Net income	—	—	—	2,636,837	2,636,837
Balance, December 28, 2002	16,729,911	167,299	22,404,835	(1,849,893)	20,722,241
Exercise of common stock options, including related tax benefit	1,362,633	13,626	2,810,606	—	2,824,232
Other issuances of common stock	489,244	4,892	458,311	—	463,203
Net income	—	—	—	1,051,964	1,051,964
Balance, December 27, 2003	18,581,788	$185,817	$25,673,752	$(797,929)	$25,061,640

The accompanying notes are an integral part of these consolidated financial statements.

POORE BROTHERS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended
	December 27, 2003	December 28, 2002	December 31, 2001
Cash flows provided by (used in) operating activities:
Net income	$1,051,964	$2,636,837	$1,045,264
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	1,285,221	1,288,333	1,237,260
Amortization	31,064	33,939	694,067
Allowance for doubtful accounts	23,822	329,996	53,558
Other asset amortization	121,413	423,088	349,723
Deferred income taxes	641,861	(341,430)	—
Tax benefit from exercise of stock options	830,371	—	—
Write-down of equipment	1,030,352	—	—
(Gain) loss on disposition of fixed assets	(926)	7,073	(167,450)
Change in operating assets and liabilities:
Accounts receivable	(1,225,065)	365,782	240,981
Inventories, net of reserve	(725,434)	(13,045)	(186,238)
Other assets and liabilities	(1,030,146)	(794,934)	(396,916)
Accounts payable and accrued liabilities	(28,652)	1,906,049	(776,807)
Net cash provided by operating activities	2,005,845	5,841,688	2,093,442
Cash flows (used in) provided by investing activities:
Purchase of equipment	(1,120,795)	(581,087)	(2,655,535)
Proceeds from disposition of fixed assets	61,000	6,006	700,000
Net cash (used in) investing activities	(1,059,795)	(575,081)	(1,955,535)
Cash flows provided by (used in) financing activities:
Proceeds from issuance of common stock	2,036,499	627,494	1,313,571
Stock issuance costs	—	—	(10,774)
Payments made on long-term debt	(1,138,166)	(1,954,844)	(2,404,470)
Net increase (decrease) in working capital line of credit	—	(3,438,268)	1,530,410
Net cash provided by (used in) financing activities	898,333	(4,765,618)	428,738
Net increase in cash and cash equivalents	1,844,383	500,989	566,645
Cash and cash equivalents at beginning of year	1,395,187	894,198	327,553
Cash and cash equivalents at end of year	$3,239,570	$1,395,187	$894,198

Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$248,587	$521,420	$1,055,248
Summary of non-cash investing and financing activities:
Common Stock issued for acquisition earnout	420,566	210,786	185,274
Common Stock warrant issued for sales commissions	—	—	16,800
Conversion of Convertible Debenture into Common Stock	—	401,497	—
Note payable issued for purchase of equipment	—	—	538,308

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

In December 1996, the Company completed an initial public offering of its Common Stock.  In November 1998, the Company acquired the business and certain assets (including the Bob’s Texas Style® potato chip brand) of Tejas Snacks, L.P. (“Tejas”), a Texas-based potato chip manufacturer.  In October 1999, the Company acquired Wabash Foods, LLC (“Wabash”) including the Tato Skins®, O’Boises®, and Pizzarias® trademarks, and assumed all of Wabash Foods’ liabilities.  In June 2000, the Company acquired Boulder Natural Foods, Inc. (“Boulder”) and the Boulder Potato Company® brand of totally natural potato chips.

As part of the Boulder acquisition, the Company agreed to a provision that it may be required to issue additional unregistered shares of common stock to the seller on each of the first, second and third anniversaries of the closing of the acquisition.  All such issuances were dependant upon, and were calculated based upon, increases in sales of Boulder products as compared to previous periods.  In 2003, the Company was required to issue 93,728 shares valued at $420,566 and increased the goodwill recorded from this acquisition.  In 2002, the Company was required to issue 88,864 shares pursuant to this provision, which were valued at $210, 786 and increased the goodwill recorded from this acquisition.  In 2001 the Company was required to issue 57,898 shares pursuant to this provision, which were valued at $185, 274 and increased the goodwill recorded from this acquisition.

In October 2000, the Company launched its T.G.I. Friday’s® brand salted snacks pursuant to a license agreement with TGI Friday’s Inc., which expires in 2014.

On December 27, 2001, the Company completed the sale of 586,855 shares of Common Stock at an offering price of $2.13 per share to BFS US Special Opportunities Trust PLC, a fund managed by Renaissance Capital, in a private placement transaction.

In November 2002, Warner Bros. Consumer Products granted the Company rights to introduce a new brand of salted snacks featuring Looney Tunes™ characters.  The Company launched the new brand nationwide in the summer of 2003 under a multi-year agreement that grants the Company exclusive salted snack category brand licensing and promotional rights for Looney Tunes™ characters.

In November 2003, Warner Bros. Consumer Products granted the Company exclusive salted snack category brand licensing and promotional rights for Scooby-Doo™ to be used in its Crunch Toons® brand salted snacks.

Effective January 1, 2002, the Company changed its fiscal year from the twelve calendar months ending on December 31 each year to the 52-week period ending on the last Saturday occurring in the month of December of each calendar year.  Accordingly, fiscal 2003 commenced December 29, 2002 and ended December 27, 2003.

Business

The Company is engaged in the development, production, marketing and distribution of innovative salted snack food products that are sold through grocery retailers, mass merchandisers, club stores, convenience stores and vend distributors across the United States.  Although certain of the Company’s subsidiaries have operated for several years, the Company as a whole has a relatively brief operating history.  The Company had significant operating losses prior to fiscal 1999.  Successful future operations are subject to certain risks, uncertainties, expenses and difficulties frequently encountered in the establishment and growth of a new business in the snack food industry.  The market for salted snack foods, such as potato chips, tortilla chips, popcorn and pretzels, is large and intensely competitive.  The industry is dominated by one significant competitor and includes many other competitors with greater financial and other resources than the Company.

Principles of Consolidation

The consolidated financial statements include the accounts of Poore Brothers, Inc. and all of its wholly owned subsidiaries.  All significant intercompany amounts and transactions have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  We routinely evaluate our estimates, including those related to accruals for customer programs and incentives, product returns, bad debts, income taxes, long-lived assets, inventories and contingencies.  We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances.  Actual results could differ from those estimates.

Fair Value of Financial Instruments

At December 27, 2003 and December 28, 2002, the carrying value of cash, accounts receivable, accounts payable, and accrued liabilities approximate fair values since they are short-term in nature.  The carrying value of the long-term debt approximates fair-value based on the borrowing rates currently available to the Company for long-term borrowings with similar terms, except for the mortgage loan with interest at 9.03%, which has a fair value of approximately $1.4 million at December 27, 2003.  The Company estimates fair values of financial instruments by using available market information.  Considerable judgment is required in interpreting market data to develop the estimates of fair value.  Accordingly, the estimates may not be indicative of the amounts that the Company could realize in a current market exchange.  The use of different market assumptions or valuation methodologies could have a material effect on the estimated fair value amounts.

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

In accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, we evaluate the recoverability of property and equipment not held for sale by comparing the carrying amount of the asset or group of assets against the estimated undiscounted future cash flows expected to result from the use of the asset or group of assets and their eventual disposition.  If the undiscounted future cash flows are less than the carrying value of the asset or group of assets being evaluated, an impairment loss is recorded.  The loss is measured as the difference between the fair value and carrying value of the asset or group of assets being evaluated.  Assets to be disposed of are reported at the lower of the carrying amount or the fair value less cost to sell.  The estimated fair value would be based on the best information available under the circumstances, including prices for similar assets or the results of valuation techniques, including the present value of expected future cash flows using a discount rate commensurate with the risks involved.

Intangible Assets

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”.  SFAS No. 142 changes the method by which companies recognize intangible assets in purchase business combinations and generally requires identifiable intangible assets to be recognized separately from goodwill.  In addition, it eliminates the amortization of all existing and newly acquired goodwill on a prospective basis and requires companies to assess goodwill for impairment, at least annually, based on the fair value of the reporting unit.  Upon adoption on January 1, 2002, the Company ceased the amortization of goodwill and other intangible assets with indefinite lives in accordance with SFAS No. 142.

Goodwill is recorded at cost and reviewed for impairment annually or more frequently if impairment indicators arise.  Goodwill amortization expense was approximately $321,000 in 2001.  See Note 2.

Trademarks are recorded at cost and are reviewed for impairment annually or more frequently if impairment indicators arise.  Amortization expense on these trademarks was approximately $331,000 in 2001.  See Note 2.

Revenue Recognition

In accordance with accounting principles generally accepted in the United States, the Company recognizes operating revenues upon shipment of products to customers when title and risk of loss pass to its customers. Provisions and allowances for sales returns, promotional allowances and discounts are also recorded as a reduction of revenues in the Company’s consolidated financial statements.

All product is shipped with terms FOB-origin and revenue is recognized at the time the shipment leaves the Company’s docks, which is when title and risk of loss pass to the customer.

Advertising and Promotion

The Company expenses production costs of advertising the first time the advertising takes place, except for cooperative advertising costs which are expensed when the related sales are recognized.  Costs associated with obtaining shelf space (i.e., “slotting fees”) are expensed in the period in which such costs are incurred by the Company.  Accrued advertising and promotion, which is included in the current liabilities section of the accompanying consolidated balance sheet, was $1,157,000 and $946,000 in 2003 and 2002, respectively.

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

Stock Options

The Company’s stock-based compensation plan, described in Note 8, is accounted for under the recognition and measurement provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations.

The Company has adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure”.  Accordingly, no compensation cost has been recognized for the stock option plan.  Awards under the plan vest over periods ranging from one to three years, depending on the type of award.  The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all option grants, using the Black-Scholes valuation model, for the years ended December 27, 2003, December 28, 2002 and December 31, 2001:

	2003	2002	2001
Net income as reported	$1,051,964	$2,636,837	$1,045,264
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(382,380)	(1,010,139)	(850,301)
Pro forma net income	$669,584	$1,626,698	$194,963

Net income per share – basic – as reported	$0.06	$0.16	$0.07
Pro forma net income per share – basic	$0.04	$0.10	$0.01
Net income per share – diluted – as reported	$0.06	$0.15	$0.06
Pro forma net income per share – diluted	$0.04	$0.09	$0.01

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:  dividend yield of 0%; expected volatility of 57%, 44% and 58%; risk-free interest rate of 2.4%, 3.8% and 3.4%; and expected lives of 3 years for 2003, 2002 and 2001, respectively.  Under this method, the weighted average fair value of the options granted was $1.80, $1.27 and $1.59 per share in 2003, 2002 and 2001, respectively.

Earnings Per Common Share

Basic earnings per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period.  Exercises of outstanding stock options or warrants and conversion of convertible debentures are assumed to occur for purposes of calculating diluted earnings per share for periods in which their effect would not be anti-dilutive.  Earnings per common share was computed as follows for the years ended December 27, 2003, December 28, 2002 and December 31, 2001:

	2003	2002	2001
Basic Earnings Per Common Share:
Net income	$1,051,964	$2,636,837	$1,045,264

Weighted average number of common shares	17,572,951	16,146,081	15,050,509

Earnings per common share	$0.06	$0.16	$0.07

Diluted Earnings Per Common Share:
Net income	$1,051,964	$2,636,837	$1,045,264

Weighted average number of common shares	17,572,951	16,146,081	15,050,509
Incremental shares from assumed conversions -
Debentures	—	120,279	—
Warrants	325,496	476,019	690,428
Stock options	578,039	1,084,574	1,457,711
Adjusted weighted average number of common shares	18,476,486	17,826,953	17,198,648

Earnings per common share	$0.06	$0.15	$0.06

Options and warrants to purchase 327,500, 950,577 and 653,077 shares of Common Stock outstanding at December 27, 2003, December 28, 2002 and December 31, 2001, respectively, were not included in the computation of diluted earnings per share because the option and warrant exercise prices were greater than the average market price per share of the Common Stock.  For the year ended December 31, 2001 conversion of the convertible debentures was not assumed, as the effect of the conversion would be anti-dilutive.

New Accounting Pronouncements

In 2001, the Emerging Issues Task Force (EITF) issued EITF Issue No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products,” (EITF Issue No. 01-9).  EITF Issue No. 01-9 addresses the accounting for certain consideration given by a vendor to a customer and provides guidance on the recognition, measurement and income statement classification for sales incentives.  In general, the guidance requires that consideration from a vendor to a retailer be recorded as a reduction in revenue unless certain criteria are met.  The Company adopted the provisions of the EITF Issue No. 01-9 effective in the first quarter of 2002 and as a result, costs previously recorded as expense are now recorded and reflected as reductions in revenue.   The Company was also required to reclassify amounts in prior periods in order to conform to the revised presentation of these costs if practicable.  As a result of adopting EITF Issue No. 01-9, the Company reduced both net revenues and selling, general and administrative expenses in 2001 by $3,761,072.  There was no change to the 2001 previously reported net income as a result of this change.

In November 2002, the FASB issued FASB Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”.  FIN 45 expands the disclosure requirements to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued.  The Interpretation also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee.  The Company does not have and does not anticipate issuing any guarantees which would be required to be recognized as a liability under the provisions of FIN 45 and the adoption of this Interpretation did not have an impact on its results of operations or financial position.

In January 2003, the FASB issued interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities – An Interpretation of Accounting Research Bulletin (“ARB”) No. 51.”  This interpretation was subsequently revised by FIN 46 (Revised 2003) in December 2003.  This revised interpretation states that consolidation of variable interest entities will be required by the primary beneficiary if the entities do not effectively disperse risks among the parties involved.  The requirements are effective for fiscal years ending after December 15, 2003 for special-purpose entities and for all other types of entities for periods ending after March 31, 2004.  We have no variable interest entities and do not believe that FIN No, 46 (R) will impact our future financial results.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”  This Statement requires, among other things, the classification of certain financial instruments previously classified within the equity section of the balance sheet, to be included in liabilities.  This Statement is effective for financial instruments entered into or modified after May 31, 2003 and June 15, 2003 for all other instruments.  The adoption of this Statement had no impact on our financial position or results of operations.

2.              Goodwill and Trademarks:

Goodwill and trademarks relate to the 1998, 1999 and 2000 acquisitions described in Note 1.  Intangibles not subject to amortization consisted of the following as of December 27, 2003 and December 28, 2002:

	2003	2002
Goodwill (1)	$5,986,252	$5,565,687
Trademarks	4,207,032	4,207,032
	$10,193,284	$9,772,719

(1) Additions to goodwill are related to the earn-out payment to the previous owners of Boulder Natural Foods, Inc.

In connection with the implementation of SFAS No. 142, effective January 1, 2002, the Company ceased amortizing goodwill and other intangible assets with indefinite lives.  The following table shows the pro forma impact of the adoption of SFAS No. 142 for the year ended December 31, 2001.

2001
Net Income
As reported	$1,045,264
Add back: Goodwill and trademark amortization	652,104
Adjusted	$1,697,368

Basic earnings per common share:
As reported	$0.07
Add back: Goodwill and trademark amortization	0.04
Adjusted	$0.11

Diluted earnings per common share:
As reported	$0.06
Add back: Goodwill and trademark amortization	0.04
Adjusted	$0.10

3.              Concentrations of Credit Risk:

The Company’s cash is placed with major banks.  The Company, in the normal course of business, maintains balances in excess of Federal insurance limits.

The Company’s primary concentration of credit risk is related to certain trade accounts receivable.  In the normal course of business, the Company extends unsecured credit to its customers.  In 2003 and 2002, substantially all of the Company’s customers were distributors or retailers whose sales were concentrated in the grocery industry, throughout the United States.  The Company investigates a customer’s credit worthiness before extending credit.  At December 27, 2003, two customers accounted for approximately 28% of accounts receivable in the accompanying Consolidated Balance Sheets.

4.              Inventories:

Inventories consisted of the following as of December 27, 2003 and December 28, 2002:

	2003	2002
Finished goods	$1,610,776	$713,616
Raw materials	789,727	1,046,785
	$2,400,503	$1,760,401

5.              Property and Equipment:

Property and equipment consisted of the following as of December 27, 2003 and December 28, 2002:

	Useful Lives	2003	2002
Buildings and improvements	20 – 30 years	$5,313,578	$5,226,016
Equipment	7 – 15 years	10,700,679	11,464,258
Land	—	272,006	272,006
Vehicles	5 years	34,893	11,393
Furniture and office equipment	2 – 5 years	1,447,145	1,207,291
		17,768,301	18,180,964
Less accumulated depreciation and amortization		(6,013,205)	(5,171,016)
		$11,755,096	$13,009,948

Depreciation expense was $1,285,221, $1,288,333 and $1,237,260 in 2003, 2002 and 2001, respectively.

On October 28, 2000, the Company experienced a fire at the Goodyear, Arizona manufacturing plant, causing a temporary shutdown of manufacturing operations at the facility.  There was extensive damage to the roof and equipment utilities in the potato chip processing area.  Third party manufacturers agreed to provide the Company with production volume to assist the Company in meeting anticipated customers’ needs during the shutdown.  The Company continued to season and package the bulk product received from third party manufacturers.

The Company resumed full production of private label potato chips in early January of 2001 and resumed full production of batch-fried potato chips in late March of 2001. During fiscal 2001, the Company recorded approximately $1.4 million of incremental expenses incurred as a result of the fire, primarily associated with outsourcing production.  These extra expenses were charged to “cost of revenues” and offset by a $1.4 million credit representing insurance proceeds.  The Company also incurred approximately $2.3 million in building and equipment reconstruction costs in connection with the fire.  During fiscal 2001, the Company was advanced a total of $3.2 million by the insurance company.  “Insurance claim settlement income, net” on the accompanying Consolidated Statement of Income for fiscal 2001 includes (i) a gain of $167,000, representing the excess of insurance proceeds over the book value for the building and equipment of $533,000 damaged by the fire, and (ii) fire related expenses not reimbursed by the insurance company of approximately $163,000.

In December 2002, the Company received an additional $261,000 from its insurance company in partial settlement of outstanding claims, which is shown in “Insurance claim settlement income, net” on the accompanying Consolidated Statement of Income for fiscal 2002.  This includes (i) a gain of $121,000, representing additional insurance proceeds over the book value of equipment previously written off, and (ii) reimbursement of $140,000 for expenses previously denied by the insurance company.

In June 2003, the Company received $2,000,000 from its insurance company as final settlement of outstanding claims, which is shown in “Insurance claim settlement income, net” on the accompanying Consolidated Statement of Income for fiscal 2003.  This includes (i) $1,100,000 as reimbursement for the additional capital equipment costs, and (ii) $900,000 as reimbursement for business interruption.  Additionally, the Company incurred expenses as a result of the mediation in the amount of approximately $82,000 which were netted against the proceeds.  The Company does not have any receivables related to the fire reflected in the accompanying Consolidated Balance Sheets as of December 27, 2003 or December 28, 2002.

Also in June 2003, the Company concluded that some of its packaging equipment that had recently been replaced by more technologically advanced machinery was no longer likely to be reinstalled and used.  Therefore, in accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-lived Assets,” the Company performed an assessment of the equipment’s fair value, which resulted in the need to write-down the equipment approximately $1,030,000.

6.              Long-Term Debt:

Long-term debt consisted of the following as of December 27, 2003 and December 28, 2002:

	2003	2002
Term loan due in monthly installments through July 1, 2006; interest at prime rate (4.0% at December 27, 2003); collateralized by accounts receivable, inventories, equipment and general intangibles	$2,259,377	$3,181,685
Mortgage loan due in monthly installments through July 2012; interest at 9.03%; collateralized by land and building	1,812,579	1,851,888
Capital lease obligations due in monthly installments through 2003; interest rates ranging from 8.2% to 11.3%; collateralized by equipment	—	45,779
Capital Expenditures Term loan due in monthly installments through October 31, 2003; interest at prime plus 1% (5.0% at December 27, 2003); collateralized by equipment	—	130,770
	4,071,956	5,210,122
Less current portion	(932,155)	(1,105,004)
	$3,139,801	$4,105,118

Annual maturities of long-term debt as of December 27, 2003 are as follows:

Year
2004	$932,155
2005	935,906
2006	522,463
2007	52,192
2008	57,105
Thereafter	1,572,135
$4,071,956

Interest expense consisted of the following at December 27, 2003, December 28, 2002 and December 31, 2001:

	2003	2002	2001
Interest expense	$275,619	$541,754	$1,046,215
Interest income	(22,799)	(2,021)	(1,098)
Interest expense, net	$252,820	$539,733	$1,045,117

The Company’s Goodyear, Arizona manufacturing, distribution and headquarters facility is subject to a $1.8 million mortgage loan from Morgan Guaranty Trust Company of New York, bears interest at 9.03% per annum and is secured by the building and the land on which it is located.  The loan matures on July 1, 2012; however monthly principal and interest installments of $18,425 are determined based on a twenty-year amortization period.

During 2002, the Company’s remaining outstanding 9% Convertible Debenture due July 1, 2002 in the principal amount of $401,497 held by Wells Fargo Small Business Investment Company, Inc. (“Wells Fargo SBIC”) was converted into 401,497 shares of the Company’s common stock.

The U.S. Bancorp Credit Agreement consists of a $5.0 million line of credit, a $0.5 million capital expenditure line of credit (“CapEx Term Loan”) and a $5.8 million Term Loan A.  At December 27, 2003, there were no balances on either the line of credit of the CapEx Term Loan, and $2.3 million outstanding on Term Loan A.  In June 2002, the U.S. Bancorp Credit Agreement was amended to extend the U.S. Bancorp Line of Credit maturity date from October 31, 2003 to October 31, 2005 and modify certain financial covenants.

The U.S. Bancorp Credit Agreement is secured by accounts receivable, inventories, equipment and general intangibles.  Borrowings under the line of credit are limited to 80% of eligible receivables and up to 60% of eligible inventories.  At December 27, 2003, the Company had a borrowing base of approximately $3,656,000 under the U.S. Bancorp Line of Credit.  The U.S. Bancorp Credit Agreement requires the Company to be in compliance with certain financial performance criteria, including a minimum annual operating results ratio, a minimum tangible capital base and a minimum fixed charge coverage ratio.  At December 27, 2003, the Company was in compliance with all of the financial covenants.  Management believes that the fulfillment of the Company’s plans and objectives will enable the Company to attain a sufficient level of profitability to remain in compliance with these financial covenants. There can be no assurance, however, that the Company will attain any such profitability and remain in compliance.  Any acceleration under the U.S. Bancorp Credit Agreement prior to the scheduled maturity of the U.S. Bancorp Line of Credit or the U.S. Bancorp Term Loans could have a material adverse effect upon the

Company.  As of December 27, 2003, there was no outstanding balance on the U.S. Bancorp Line of Credit or CapEx term loan.

7.              Commitments and Contingencies:

The Company is periodically a party to various lawsuits arising in the ordinary course of business.  Management believes, based on discussions with legal counsel, that the resolution of such lawsuits, individually and in the aggregate, will not have a material adverse effect on the Company’s financial position or results of operations.

The Company leases a 140,000 square foot facility located on 15 acres of land in Bluffton, Indiana, approximately 20 miles south of Ft. Wayne, Indiana.  The Company has entered into a lease expiring in April 2018 with respect to the facility and the lease has two five-year renewal options.  Current lease payments are approximately $22,000 per month.  The lease payments are subject to an annual CPI-based increase.  The Company produces its T.G.I. Friday’s® brand salted snacks, Crunch Toons® brand potato snacks and Tato Skins® brand potato snacks at the Bluffton, Indiana facility.

The Company also leases one-half of a 200,000 square foot facility in Bluffton, Indiana which is used as a distribution center.  The Company has entered into a lease expiring in November 2006 with respect to the facility and the lease has two three-year renewal options.  Current lease payments are approximately $30,000 per month.  The Company also has entered into a service agreement expiring in December 2008 with a third party for warehousing services.

In addition to the Company’s facility leases, the Company has entered into a variety of operating leases for equipment and vehicles.

Rental expense under all operating leases was $1,158,000, $956,000 and $507,000 for each of fiscal 2003, 2002 and 2001, respectively.  Minimum future rental commitments under non-cancelable leases as of December 27, 2003 are as follows:

Year	Operating Leases
2004	$1,562,869
2005	1,526,496
2006	1,468,073
2007	951,372
2008	509,606
Thereafter	2,759,751
Total	$8,778,167

The Company licenses patented technology from a third party in connection with the manufacture of its T.G.I. Friday’s® and Tato Skins® brand products and has an exclusive right to use such technology within North America until the patents expire between 2004 and 2006.  The Company also licenses patented technology from a third party in connection with the manufacture of its Crunch Toons® brand salted snacks and has an exclusive right to use such technology within the United States until the agreement expires.  The initial period covered by the agreement extends through 2010 and automatically renews for five (5) year increments after that, unless terminated by Licensee.  In consideration for the use of these patents, the Company is required to make royalty payments on sales of products manufactured utilizing the patented technology.

The Company licenses the T.G.I. Friday’s® brand salted snacks trademark from TGI Friday’s Inc. under a license agreement with a term expiring in 2014.  Pursuant to the license agreement, the Company is required to make royalty payments on sales of T.G.I. Friday’s® brand salted snack products and is required to achieve certain minimum sales levels by certain dates during the contract term.

In November 2002, Warner Bros. Consumer Products granted the Company rights to introduce an innovative new brand of salted snacks (Crunch Toons®) featuring Looney Tunes™ characters, including Bugs Bunny, Tweety and the Tasmanian

Devil.  The Company launched the new brand nationwide in the summer of 2003 under a multi-year agreement that grants the Company exclusive salted snack category brand licensing and promotional rights for Looney Tunes™ characters.  In November 2003, the Company also acquired the exclusive brand licensing and promotional rights to Scooby Doo™  characters pursuant to a multi-year agreement with Warner Bros. Consumer Products.  Both agreements require the payment of minimum royalties during the term of the agreements.

8.              Shareholders’ Equity:

Common Stock

On December 27, 2001, the Company completed the sale of 586,855 shares of Common Stock at an offering price of $2.13 per share to BFS US Special Opportunities Trust PLC, a fund managed by Renaissance Capital Group, Inc., in a private placement transaction.  The net proceeds of the transaction were utilized by the Company to reduce the Company’s outstanding indebtedness.  The Company has granted BFS US Special Opportunities Trust PLC both demand and piggyback registration rights with respect to the shares of Common Stock purchased in the offering.

Preferred Stock

The Company has authorized 50,000 shares of $100 par value Preferred Stock, none of which was outstanding at December 27, 2003 or December 28, 2002.  The Company may issue such shares of Preferred Stock in the future without shareholder approval.

Warrants

During the fiscal years 2001, 2002 and 2003 warrant activity was as follows:

	Warrants Outstanding	Weighted Average Exercise Price
Balance, December 31, 2000	1,498,298	$1.59
Issued	10,000	3.62
Cancelled	(225,000)	4.38
Balance, December 31, 2001	1,283,298	1.11
Exercised	(269,505)	1.00
Balance, December 28, 2002	1,013,793	1.11
Exercised	(395,516)	1.16
Cancelled	(160,277)	1.26
Balance, December 27, 2003	458,000	1.02

Warrants have been issued in connection with prior financings and the acquisition of Wabash.  At December 27, 2003, outstanding warrants had exercise prices ranging from $0.88 to $3.62 and a weighted average remaining term of 0.7 years.  Warrants that were exercisable at December 27, 2003 totaled 458,000 with a weighted average exercise price per share of $1.02.

As of July 30, 1999, the Company agreed to the assignment of a five-year warrant from Everen Securities, Inc. to Stifel, Nicolaus & Company Incorporated (the Company’s acquisitions and financial advisor) representing the right to purchase 296,155 unregistered shares of Common Stock at an exercise price of $.875 per share.  The warrant provides the holder thereof certain anti-dilution and piggyback registration rights.  The warrant was exercisable as to 50% of the shares when the Company’s pro forma annual sales reached $30 million, which it did when the Company completed the Wabash acquisition in October 1999.  The remaining 50% of the warrant is exercisable when the Company’s pro forma annual sales reach $100 million.

Stock Options

The Company’s 1995 Stock Option Plan (the “Plan”), as amended in May 2001, provides for the issuance of options to purchase 2,500,000 shares of Common Stock.  The options granted pursuant to the Plan expire over a five-year period and generally vest over three years.  In addition to options granted under the Plan, the Company also issued non-qualified options (non-plan options) to purchase Common Stock to certain Directors and officers which are exercisable and expire either five or ten years from date of grant.  All options are issued at an exercise price of fair market value and are non-compensatory.  Fair market value is determined based on the price of sales of Common Stock occurring at the time of the option award.

During fiscal years 2001, 2002 and 2003, stock option activity was as follows:

	Plan Options		Non-Plan Options
	Options Outstanding	Weighted Average Exercise Price	Options Outstanding	Weighted Average Exercise Price
Balance, December 31, 2000	1,699,650	1.64	1,645,000	1.48
Granted	480,000	3.03	50,000	3.02
Canceled	(143,333)	1.63	—	—
Exercised	(26,000)	1.71	(50,000)	1.08
Balance, December 31, 2001	2,010,317	1.97	1,645,000	1.54
Granted	367,500	2.86	—	—
Canceled	(324,334)	2.78	(66,667)	2.61
Exercised	(315,683)	1.19	(33,333)	2.61
Balance, December 28, 2002	1,737,800	2.15	1,545,000	1.47
Granted	230,000	3.44	117,500	3.60
Canceled	(28,667)	3.03	—	—
Exercised	(782,633)	1.51	(580,000)	1.40
Balance, December 27, 2003	1,156,500	2.82	1,082,500	1.74

Tax benefits on options exercised are recorded as increases to additional paid-in capital and totaled $1.9 million in fiscal 2003.

The following table summarizes information about stock options outstanding and exercisable at December 27, 2003:

Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$1.00 - $1.8438	1,059,000	1.26	$1.40	1,059,000	$1.40
$2.10 - $2.995	587,500	3.08	$2.75	264,996	$2.77
$3.08 - $3.60	572,500	3.50	$3.36	220,001	$3.13
$4.50 - $4.94	20,000	4.79	$4.78	—	—
	2,239,000	2.34	$2.28	1,543,997	$1.88

The table below summarized the number of exercisable options outstanding and the weighted average exercise prices for each of the previous fiscal years:

	Plan Options		Non-Plan Options
	Exercisable Options Outstanding	Weighted Average Exercise Price	Exercisable Options Outstanding	Weighted Average Exercise Price
December 27, 2003	603,997	$2.51	940,000	$1.47
December 28, 2002	1,034,793	$1.60	1,019,999	$1.37
December 31, 2001	1,299,982	$1.56	1,044,999	$1.39

9.              Income Taxes:

The benefit (provision) for income taxes consisted of the following for the years ended December 27, 2003, December 28, 2002 and December 31, 2001:

	2003	2002	2001
Current:
Federal	$—	$—	$—
State	—	(98,593)	(43,000)
	$—	$(98,593)	$(43,000)
Deferred:
Federal	$(559,000)	$413,430	$—
State	(82,861)	(72,000)	—
	$(641,861)	$341,430	$—

Total (provision) benefit for income taxes	$(641,861)	$242,837	$(43,000)

The following table provides a reconciliation between the amount determined by applying the statutory federal income tax rate to the pretax income amount for the years ended December 27, 2003, December 28, 2002 and December 31, 2001:

	2003	2002	2001
Provision at statutory rate	$(575,900)	$(813,960)	$(370,010)
State income tax, net	(54,961)	(170,593)	(56,742)
Nondeductible expenses	(11,000)	(11,983)	(18,722)
Net operating loss utilized and reversal of valuation allowance	—	1,239,373	402,474
Income tax (provision) benefit	$(641,861)	$242,837	$(43,000)

The income tax effects of loss carryforwards and temporary differences between financial and income tax reporting that give rise to the deferred income tax asset and liability are as follows as of December 27, 2003 and December 28, 2002:

	2003	2002
Deferred Tax Asset - current
Net operating loss carryforward	$1,707,000	$—
Bad debt expense	134,000	160,000
Accrued liabilities	174,000	121,000
Other	240,000	141,000
	2,255,000	422,000
Deferred Tax Liability – noncurrent
Net operating loss carryforward	—	1,022,000
Depreciation and amortization	(1,732,000)	(966,570)
Deferred tax asset valuation allowance	—	(136,000)
	(1,732,000)	(80,570)
Net deferred tax assets	$523,000	$341,430

The Company experienced significant net losses in prior fiscal years resulting in a net operating loss carryforward (“NOLC”) for federal income tax purposes of approximately $4.7 million at December 27, 2003.  The Company’s NOLC will begin to expire in varying amounts between 2010 and 2018.

Generally accepted accounting principles require that a valuation allowance be established when it is more likely than not that all or a portion of a deferred tax asset will not be realized.  Changes in valuation allowances from period to period are included in the tax provision in the period of change.  In determining whether a valuation allowance is required, the Company takes into account all positive and negative evidence with regard to the utilization of a deferred tax asset including our past earnings history, expected future earnings, the character and jurisdiction of such earnings, unsettled circumstances that, if unfavorably resolved, would adversely affect utilization of a deferred tax asset, carryback and carryforward periods, and tax strategies that could potentially enhance the likelihood of realization of a deferred tax asset.  During the third quarter of 2002, the Company concluded that it was more likely than not that its deferred tax asset at the time would be realized, and also began providing for income taxes at a rate equal to the combined federal and state effective rates, which approximated 38% under current tax rates.  The $136,000 deferred tax valuation allowance at December 28, 2002 relates to certain state NOL carryforwards that expired unused at December 27, 2003.

10.       Business Segments and Significant Customers:

For the year ended December 27, 2003, Vistar, a national vending distributor,  and Wal*Mart (including its SAM’s Clubs) accounted for $8,751,000, or 13%, and $13,237,000, or 20%, respectively, of the Company’s consolidated net revenues.  For the years ended December 28, 2002 and December 31, 2001, Vistar and Wal*Mart accounted for $7,784,000, or 13% and $12,414,000, or 21%, respectively, and $6,886,000, or 12% and $9,353,000, or 16%, respectively, of the Company’s consolidated net revenues.

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

	Percent of Total Revenues
	2003	2002	2001
Branded products	91%	89%	84%
Private label products	4%	5%	7%
Total manufactured products segment revenues	94%	93%	91%

Distributed products segment revenues	6%	7%	9%

Total revenues	100%	100%	100%

In fiscal years 2003, 2002 and 2001, the T.G.I. Friday’s® brand salted snacks represented 61%, 60% and 41%, respectively, of the Company’s total net revenues.  Effective February 1, 2004, the Company has ceased distribution of Snyders’ pretzels which represented approximately 50% of distributed products segment revenues in 2003.

The accounting policies of the segments are the same as those described in the Summary of Significant Accounting Policies (Note 1).  The Company does not allocate assets, selling, general and administrative expenses, income taxes or other income and expense to segments and has no significant non-cash items other than depreciation and amortization.

	Manufactured Products	Distributed Products	Consolidated
2003
Revenues from external customers	$62,278,649	$4,139,187	$66,417,836
Depreciation and amortization included in segment gross profit	943,541	—	943,541
Segment gross profit	12,660,767	657,754	13,318,521

2002
Revenues from external customers	$55,321,985	$4,026,486	$59,348,471
Depreciation and amortization included in segment gross profit	936,499	—	936,499
Segment gross profit	10,797,357	514,652	11,312,009

2001
Revenues from external customers	$49,116,667	$4,788,149	$53,904,816
Depreciation and amortization included in segment gross profit	859,776	—	859,776
Segment gross profit	10,711,869	234,125	10,945,994

The following table reconciles reportable segment gross profit to the Company’s consolidated income before income tax provision for the years ended December 27, 2003, December 28, 2002 and December 31, 2001:

	2003	2002	2001
Segment gross profit	$13,318,521	$11,312,009	$10,945,994
Unallocated amounts:
Selling, general and administrative expenses	(13,290,660)	(8,637,652)	(8,816,627)
Insurance claim settlement income, net	1,918,784	259,376	4,014
Interest expense, net	(252,820)	(539,733)	(1,045,117)
Income before income taxes	$1,693,825	$2,394,000	$1,088,264

11.       Litigation:

The Company is periodically a party to various lawsuits arising in the ordinary course of business.  Management believes, based on discussions with legal counsel, that the resolution of any such lawsuits will not have a material effect on the financial statements taken as a whole.

12.       Related Party Transactions:

The land and building (140,000 square feet) occupied by the Company in Bluffton, Indiana is leased pursuant to a twenty year lease dated May 1, 1998 with American Pacific Financial Corporation, an affiliate of Pate Foods Corporation from whom the Company purchased Wabash in October 1999.  The lease extends through April 2018 and contains two additional five-year lease renewal periods at the option of the Company. Lease payments are approximately $20,000 per month, plus CPI adjustments, and the Company is responsible for all real estate taxes, utilities and insurance.  American Pacific Financial Corporation is an affiliate of Capital Foods, the single largest shareholder of the Company, currently holding approximately 23% of the outstanding shares of Common Stock (without giving effect to the possible exercise of warrants to purchase 250,000 shares of Common Stock also held by Capital Foods).

The results for any single quarter are not necessarily indicative of the Company’s results for any other quarter or the full year.

(in 000’s, except for share and per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
Fiscal 2003
Net revenues	$15,218	$18,581	$16,661	$15,958	$66,418
Gross profit	3,031	3,724	3,609	2,955	13,319
Operating income (loss)	558	1,294	516	(2,340)	28
Net income (loss)	$303	$1,971	$288	$(1,510)	$1,052

Earnings (loss) per common share:
Basic	$0.02	$0.12	$0.02	$(0.08)	$0.06
Diluted	$0.02	$0.11	$0.01	$(0.08)	$0.06

Weighted average number of common shares:
Basic	16,730,642	16,984,728	17,997,911	18,578,407	17,572,951
Diluted	18,025,514	18,343,696	19,369,977	18,578,407	18,476,486

Quarterly Financial Data (unaudited):

The sum of quarterly earnings per share information may not agree to the annual amount due to the use of the treasury stock method of calculating earnings per share.

Selling, general and administrative expenses increased to $5.3 million in the fourth quarter of 2003, resulting in an operating loss of $2.3 million, up from $2.3 million in 2002.  The increase was driven by the planned introductory consumer marketing programs and other costs associated with the launch of Crunch Toons®.

(in 000’s, except for share and per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
Fiscal 2002
Net revenues	$14,278	$15,358	$15,209	$14,503	$59,348
Gross profit	2,517	3,188	2,564	3,043	11,312
Operating income	552	819	550	753	2,674
Net income	$380	$640	$1,051	$565	$2,637

Earnings per common share:
Basic	$0.02	$0.04	$0.06	$0.03	$0.16
Diluted	$0.02	$0.04	$0.06	$0.03	$0.15

Weighted average number of common shares:
Basic	15,692,387	15,833,473	16,362,344	16,686,148	16,146,081
Diluted	17,439,210	18,079,446	17,961,882	18,049,958	17,826,953

The sum of quarterly earnings per share information may not agree to the annual amount due to the use of the treasury stock method of calculating earnings per share.

14.       Accounts Receivable Allowance

Changes to the allowance for doubtful accounts during the three years ended December 27, 2003 are summarized below:

	Balance at beginning of period	Charges to Expense	Write-offs	Balance at end of period
Allowance for Doubtful Accounts
Fiscal 2001	$246,000	332,000	359,000	$219,000
Fiscal 2002	$219,000	379,000	189,000	$409,000
Fiscal 2003	$409,000	24,000	86,000	$347,000

EXHIBIT INDEX

3.1 —	Certificate of Incorporation of the Company filed with the Secretary of State of Delaware on February 23, 1995

3.2 —	Certificate of Amendment to the Certificate of Incorporation of the Company filed with the Secretary of State of the State of Delaware on March 3, 1995

3.3 —	Certificate of Amendment to the Certificate of Incorporation of the Company filed with the Secretary of State of the State of Delaware on October 7, 1999

10.35 —	License Agreement, dated November 10, 2003, by and between the Company and Warner Bros. Consumer Products Inc.

10.36 —	Commercial Lease Agreement, dated May 22, 2003, by and between the Company and Westland Park LLC

10.37 —	Warehouse Services Agreement, dated June 30, 2003, by and between the Company and Customized Distribution Services, Inc.

21.1 —	List of subsidiaries of Poore Brothers, Inc.

23.1 —	Consent of Deloitte & Touche LLP

23.2 —	Notice Regarding Consent of Arthur Andersen LLP

31.1 —	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15(d)-14(a)

31.2—	Certification of Chief Financial Officer and Principal Accounting Officer pursuant to Rule 13a-14(a) or Rule 15(d)-14(a)

32.1—

Certification of Chief Executive Officer and Chief Financial Officer and Principal Accounting Officer pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002