Form 10-Q
period 2004-03-27
POORE BROTHERS INC
filed 2004-04-30
CIK 944508

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 27, 2004

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

Yes     ☐     No     ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  18,603,454 as of March 27, 2004.

PART I.                                                    FINANCIAL INFORMATION

Item 1.           Unaudited Financial Statements

POORE BROTHERS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(unaudited)

	March 27, 2004	December 27, 2003

ASSETS
Current assets:
Cash and cash equivalents	$4,044,078	$3,239,570
Accounts receivable, net of allowance of $255,000 in 2004 and $347,000 in 2003	6,565,389	5,714,106
Inventories	2,668,118	2,400,503
Deferred income tax asset	1,959,087	2,254,996
Other current assets	910,436	889,003
Total current assets	16,147,108	14,498,178

Property and equipment, net	11,576,522	11,755,096
Goodwill	5,986,252	5,986,252
Intangible assets	4,207,032	4,207,032
Other assets, net	125,938	133,762

Total assets	$38,042,852	$36,580,320

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,773,700	$3,012,059
Accrued liabilities	3,066,198	2,703,040
Current portion of long-term debt	933,061	932,155
Total current liabilities	7,772,959	6,647,254

Long-term debt, less current portion	2,886,189	3,139,801
Deferred income tax liability	1,731,625	1,731,625
Total liabilities	12,390,773	11,518,680

Commitments and contingencies (Note 4)

Shareholders’ equity:
Preferred stock, $100 par value; 50,000 shares authorized; no shares issued or outstanding at March 27, 2004 and December 27, 2003	—	—
Common stock, $.01 par value; 50,000,000 shares authorized; 18,603,454 and 18,581,788 shares issued and outstanding at March 27, 2004 and December 27, 2003, respectively	186,034	185,817
Additional paid-in capital	25,730,651	25,673,752
Accumulated deficit	(264,606)	(797,929)
Total shareholders’ equity	25,652,079	25,061,640

Total liabilities and shareholders’ equity	$38,042,852	$36,580,320

The accompanying notes are an integral part of these consolidated financial statements.

POORE BROTHERS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	Quarter Ended
	March 27, 2004	March 29, 2003

Net revenues	$17,718,493	$15,217,683

Cost of revenues	14,138,374	12,186,603

Gross profit	3,580,119	3,031,080

Selling, general and administrative expenses	2,664,055	2,473,446

Operating income	916,064	557,634

Interest expense, net	(45,741)	(71,628)

Income before income tax provision	870,323	486,006

Income tax provision	(337,000)	(183,000)

Net income	$533,323	$303,006

Earnings per common share:
Basic	$0.03	$0.02
Diluted	$0.03	$0.02

Weighted average number of common shares:
Basic	18,602,978	16,730,642
Diluted	19,317,706	18,025,514

The accompanying notes are an integral part of these consolidated financial statements.

POORE BROTHERS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Quarter Ended
	March 27, 2004	March 29, 2003

Cash flows from operating activities:
Net income	$533,323	$303,006
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	351,370	289,554
Amortization	7,824	7,766
Allowance for doubtful accounts	(91,789)	102,364
Deferred income taxes	295,909	60,900
Other asset amortization	6,120	52,999
Loss (gain) on disposition of fixed assets	16,121	(4,422)
Tax benefit from exercise of stock options	—	97,100
Change in operating assets and liabilities:
Accounts receivable	(759,494)	(543,285)
Inventories	(267,615)	147,858
Other assets and liabilities	(27,553)	(1,178,871)
Accounts payable and accrued liabilities	1,124,799	974,350
Net cash provided by operating activities	1,189,015	309,319

Cash flows from investing activities:
Purchase of equipment	(188,917)	(411,169)
Net cash used in investing activities	(188,917)	(411,169)

Cash flows from financing activities:
Proceeds from issuance of common stock	57,116	5,250
Payments made on long-term debt	(252,706)	(304,979)
Net cash used in financing activities	(195,590)	(299,729)
Net increase (decrease) in cash and cash equivalents	804,508	(401,579)
Cash and cash equivalents at beginning of period	3,239,570	1,395,187
Cash and cash equivalents at end of period	$4,044,078	$993,608

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$44,303	$66,982

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

In June 2003, the Company launched its Crunch Toons® brand potato snacks, initially featuring Looney Tunes™ characters pursuant to a license agreement with Warner Bros. Consumer Products.  In March 2004, the Company launched a Crunch Toons® brand potato snack featuring Scooby-Doo™ also pursuant to a license agreement with Warner Bros. Consumer Products.  The multi-year agreements grant the Company exclusive salted snack category brand licensing and promotional rights for Looney Tunes™ and Scooby-Doo™ characters.

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

Basis of Presentation

The consolidated financial statements include the accounts of Poore Brothers, Inc. and all of its wholly owned subsidiaries.  All significant intercompany amounts and transactions have been eliminated.  The financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all the information and footnotes required by accounting principles generally accepted in the United States of America.  In the opinion of management, the consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary in order to make the consolidated financial statements not misleading.  A description of the Company’s accounting policies and other financial information is included in the audited financial statements filed with the Form 10-K for the fiscal year ended December 27, 2003.  The results of operations for the quarter ended March 27, 2004 are not necessarily indicative of the results expected for the full year.

Earnings Per Common Share

Basic earnings per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period.  Exercises of outstanding stock options or warrants are assumed to occur for purposes of calculating diluted earnings per share for periods in which their effect would not be anti-dilutive.

	Quarter Ended
	March 27, 2004	March 29, 2003
Basic Earnings Per Share:
Net income	$533,323	$303,006

Weighted average number of common shares	18,602,978	16,730,642

Earnings per common share	$0.03	$0.02

Diluted Earnings Per Share:
Net income	$533,323	$303,006

Weighted average number of common shares	18,602,978	16,730,642
Incremental shares from assumed conversions-
Warrants	209,666	417,524
Stock options	505,062	877,348
Adjusted weighted average number of common shares	19,317,706	18,025,514

Earnings per common share	$0.03	$0.02

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

	March 27, 2004	March 29, 2003

Net income as reported	$533,323	$303,006
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(179,731)	(192,654)
Pro forma net income	$353,592	$110,352
Net income per share – basic – as reported	$0.03	$0.02
Pro forma net income per share – basic	$0.02	$0.01
Net income per share – diluted – as reported	$0.03	$0.02
Pro forma net income per share – diluted	$0.02	$0.01

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for options granted in 2003:  dividend yield of 0%; expected volatility of 57%; risk-free interest rate of 2.4%; and expected lives of 3 years.  Under this method, the weighted-average fair value of the options granted was $1.80 in 2003.  There were no option grants during the quarter ended March 27, 2004.

2.  Inventories

Inventories consisted of the following:

	March 27, 2004	December 27, 2003
Finished goods	$1,697,653	$1,610,776
Raw materials	970,465	789,727
	$2,668,118	$2,400,503

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

The U.S. Bancorp Credit Agreement consists of a $5.0 million line of credit, a $0.5 million capital expenditure line of credit (“CapEx Term Loan”) and a $5.8 million term loan (“Term Loan A”).  At March 27, 2004, there were no balances on either the line of credit or the CapEx Term Loan, and $2.0 million remained outstanding on Term Loan A.  In June 2002, the U.S. Bancorp Credit Agreement was amended to extend the U.S. Bancorp Line of Credit maturity date from October 31, 2003 to October 31, 2005 and modify certain financial covenants.

The U.S. Bancorp Credit Agreement is secured by accounts receivable, inventories, equipment and general intangibles.  Borrowings under the U.S. Bancorp Line of Credit are limited to 80% of eligible receivables and 60% of eligible inventories.  At March 27, 2004, the Company had a borrowing base of approximately $3,787,000 under the U.S. Bancorp Line of Credit.  The U.S. Bancorp Credit Agreement requires the Company to be in compliance with certain financial performance criteria, including minimum annual operating results, a minimum tangible capital base and a minimum fixed charge coverage ratio.  At March 27, 2004 the Company was in compliance with all of the financial covenants.  Management believes that the fulfillment of the Company’s plans and objectives will enable the Company to attain a sufficient level of profitability to remain in compliance with these financial covenants.    Any acceleration under the U.S. Bancorp Credit Agreement prior to the scheduled maturity of the U.S. Bancorp Line of Credit or the U.S. Bancorp Term Loans could have a material adverse effect upon the Company.

4.              Litigation

The Company is periodically a party to various lawsuits arising in the ordinary course of business.  Management believes, based on discussions with legal counsel, that the resolution of any such lawsuits will not have a material effect on the financial statements taken as a whole.

5.   Business Segments

The Company’s operations consist of two segments: manufactured products and distributed products.  The manufactured products segment consists primarily of potato chips, potato crisps, tortilla chips and extruded products.  These items are produced for (i) sale under brands owned or licensed by the Company, or (ii) sale under private label arrangements for third parties.  The distributed products segment consists of snack food products manufactured by other companies which are re-sold to the Company’s Arizona snack food distributors.  The Company’s reportable segments offer different products and services.  All of the Company’s revenues are attributable to external customers in the United States and all of its assets are located in the United States.  The Company does not allocate assets based on its reportable segments.

The accounting policies of the segments are the same as those described in the Summary of Accounting Policies included in Note 1 to the audited financial statements filed with the Form 10-K for the fiscal year ended December 27, 2003.  The Company does not allocate selling, general and administrative expenses, income taxes or unusual items to segments and has no significant non-cash items other than depreciation and amortization.

	Manufactured Products	Distributed Products	Consolidated
Quarter ended March 27, 2004
Revenues from external customers	$17,067,931	$650,562	$17,718,493
Depreciation and amortization in segment gross profit	268,322	—	268,322
Segment gross profit	3,476,012	104,107	3,580,119
Quarter ended March 29, 2003
Revenues from external customers	$14,038,831	$1,178,852	$15,217,683
Depreciation and amortization in segment gross profit	205,034	—	205,034
Segment gross profit	2,850,393	180,687	3,031,080

The following table reconciles reportable segment gross profit to the Company’s consolidated income before income tax provision.

	Quarter Ended
	March 27, 2004	March 29, 2003

Consolidated segment gross profit	$3,580,119	$3,031,080
Unallocated amounts:
Selling, general and administrative expenses	2,664,055	2,473,446
Interest expense, net	45,741	71,628
Income before income tax provision	$870,323	$486,006

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

THIS QUARTERLY REPORT ON FORM 10-Q, INCLUDING ALL DOCUMENTS INCORPORATED BY REFERENCE, INCLUDES “FORWARD-LOOKING” STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED (THE “SECURITIES ACT”) AND SECTION 12E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, AND THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995, AND POORE BROTHERS, INC. (THE “COMPANY”) DESIRES TO TAKE ADVANTAGE OF THE “SAFE HARBOR” PROVISIONS THEREOF.  THEREFORE, THE COMPANY IS INCLUDING THIS STATEMENT FOR THE EXPRESS PURPOSE OF AVAILING ITSELF OF THE PROTECTIONS OF THE SAFE HARBOR WITH RESPECT TO ALL OF SUCH FORWARD-LOOKING STATEMENTS. IN THIS QUARTERLY REPORT ON FORM 10-Q, THE WORDS “ANTICIPATES,” “BELIEVES,” “EXPECTS,” “INTENDS,” “ESTIMATES,” “PROJECTS,” “WILL LIKELY RESULT,” “WILL CONTINUE,” “FUTURE” AND SIMILAR TERMS AND EXPRESSIONS IDENTIFY FORWARD-LOOKING STATEMENTS. THE FORWARD-LOOKING STATEMENTS IN THIS QUARTERLY REPORT ON FORM 10-Q REFLECT THE COMPANY’S CURRENT VIEWS WITH RESPECT TO FUTURE EVENTS AND FINANCIAL PERFORMANCE. THESE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES, INCLUDING SPECIFICALLY THE COMPANY’S RELATIVELY BRIEF OPERATING HISTORY, HISTORICAL OPERATING LOSSES AND THE POSSIBILITY OF FUTURE OPERATING LOSSES, THE POSSIBILITY THAT THE COMPANY WILL NEED ADDITIONAL FINANCING DUE TO FUTURE OPERATING LOSSES OR IN ORDER TO IMPLEMENT THE COMPANY’S BUSINESS STRATEGY, THE POSSIBLE DIVERSION OF MANAGEMENT RESOURCES FROM THE DAY-TO-DAY OPERATIONS OF THE COMPANY AS A RESULT OF STRATEGIC ACQUISITIONS, POTENTIAL DIFFICULTIES RESULTING FROM THE INTEGRATION OF ACQUIRED BUSINESSES WITH THE COMPANY’S BUSINESS, OTHER ACQUISITION-RELATED RISKS, SIGNIFICANT COMPETITION, CUSTOMER ACCEPTANCE OF NEW PRODUCTS, DEPENDENCE UPON MAJOR CUSTOMERS, DEPENDENCE UPON LICENSE AGREEMENTS WITH THIRD PARTIES, RISKS RELATED TO THE FOOD PRODUCTS INDUSTRY, VOLATILITY OF THE MARKET PRICE OF THE COMPANY’S COMMON STOCK, THE POSSIBLE DE-LISTING OF THE COMMON STOCK FROM THE NASDAQ SMALLCAP MARKET IF THE COMPANY FAILS TO SATISFY THE APPLICABLE LISTING CRITERIA (INCLUDING A MINIMUM SHARE PRICE) IN THE FUTURE AND THOSE OTHER RISKS AND UNCERTAINTIES DISCUSSED HEREIN AND IN THE COMPANY’S OTHER PERIODIC REPORTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION, THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM HISTORICAL RESULTS OR THOSE ANTICIPATED.  IN LIGHT OF THESE RISKS AND UNCERTAINTIES, THERE CAN BE NO ASSURANCE THAT THE FORWARD-LOOKING INFORMATION CONTAINED IN THIS QUARTERLY REPORT ON FORM 10-Q WILL IN FACT TRANSPIRE OR PROVE TO BE ACCURATE.  READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THE FORWARD-LOOKING STATEMENTS CONTAINED HEREIN, WHICH SPEAK ONLY AS OF THE DATE HEREOF.  THE COMPANY UNDERTAKES NO OBLIGATION TO PUBLICLY REVISE THESE FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES THAT MAY ARISE AFTER THE DATE HEREOF. ALL SUBSEQUENT WRITTEN OR ORAL FORWARD-LOOKING STATEMENTS ATTRIBUTABLE TO THE COMPANY OR PERSONS ACTING ON ITS BEHALF ARE EXPRESSLY QUALIFIED IN THEIR ENTIRETY BY THIS SECTION.

Results of Operations

Quarter ended March 27, 2004 compared to the quarter ended March 29, 2003.

Net revenues for the quarter ended March 27, 2004 were $17.7 million, an increase of 16% from $15.2 million for the quarter ended March 29, 2003.  The Company’s revenue increase was driven by T.G.I. Friday’s® brand salted snacks growth of 31%, resulting in the brand accounting for approximately 70% of the Company’s net revenues in the quarter.  Strong growth occurred in the mass merchandiser channel due to expanded distribution, new product introductions, and a large promotional event.  The convenience store channel continued its strong growth, up 175%

compared to the same quarter in the previous year, while revenues for the T.G.I. Friday’s® brand were lower in the club channel.  In addition, revenues from the Company’s potato chip brands were flat, Tato Skins® brand snack revenues were lower, and distributed product revenues declined $0.5 million due principally to the previously announced product line discontinuance.  Sales of Crunch Toons® brand snacks contributed $0.4 million in net revenues during the quarter.  The Company’s plan for the first half of the year has been to test different consumer marketing variables for the brand to assist in assessing its future potential.  Consumer take-away continues to be far below expectations and thus the Company’s expectations for the brand remain low.

Gross profit for the quarter ended March 27, 2004 rose to $3.6 million, an increase of 18%, compared to $3.0 million in the first quarter of 2003.  Gross profit margin remained flat at 20% as improved manufacturing efficiencies were offset by higher trade promotion activity.

Selling, general and administrative expenses increased by 8% to $2.7 million for the quarter ended March 27, 2004 from $2.5 million for the quarter ended March 29, 2003; however, spending declined to 15% of net revenues compared to 16% in the prior year.  The increased spending was due primarily to increased commission payments associated with the significant increase in T.G.I. Friday’s® brand salted snack revenues and increased consumer research expenses related to new product development.

Net interest expense decreased in the first quarter of 2004 by 36% from the comparable period in 2003 due to lower long term debt.  Pre-tax income in the first quarter of 2004 rose to $0.9 million, an increase of 79% from $0.5 million in the prior year quarter.  The Company’s effective income tax rate increased slightly in the first quarter of 2004 to 38.7% from 37.7% in the comparable period in 2003.

Liquidity and Capital Resources

Net working capital was $8.4 million (a current ratio of 2.1:1) at March 27, 2004 and $7.9 million (a current ratio of 2.2:1) at December 27, 2003.  For the quarter ended March 27, 2004, the Company generated cash flow of  $1.2 million from operating activities, principally from operating results and an increase in accounts payable and accrued liabilities, and the Company invested a net amount of $0.2 million in new equipment, and made $0.3 million in payments on long-term debt.

The U.S. Bancorp Credit Agreement consists of a $5.0 million line of credit, a $0.5 million capital expenditure line of credit (“CapEx Term Loan”) and a $5.8 million term loan (“Term Loan A”).  At March 27, 2004, there were no balances on either the line of credit or the CapEx Term Loan, and $2.0 million remained outstanding on Term Loan A.  In June 2002, the U.S. Bancorp Credit Agreement was amended to extend the U.S. Bancorp Line of Credit maturity date from October 31, 2003 to October 31, 2005 and modify certain financial covenants.

The U.S. Bancorp Credit Agreement is secured by accounts receivable, inventories, equipment and general intangibles.  Borrowings under the U.S. Bancorp Line of Credit are limited to 80% of eligible receivables and 60% of eligible inventories.  At March 27, 2004, the Company had a borrowing base of approximately $3,787,000 under the U.S. Bancorp Line of Credit.  The U.S. Bancorp Credit Agreement requires the Company to be in compliance with certain financial performance criteria, including minimum annual operating results, a minimum tangible capital base and a minimum fixed charge coverage ratio.  At March 27, 2004 the Company was in compliance with all of the financial covenants.  Management believes that the fulfillment of the Company’s plans and objectives will enable the Company to attain a sufficient level of profitability to remain in compliance with these financial covenants.    Any acceleration under the U.S. Bancorp Credit Agreement prior to the scheduled maturity of the U.S. Bancorp Line of Credit or the U.S. Bancorp Term Loans could have a material adverse effect upon the Company.

Contractual Obligations

The Company’s future contractual obligations consist principally of long-term debt, operating leases, minimum commitments regarding third party warehouse operations services, and remaining minimum royalty payments due licensors pursuant to brand licensing agreements.  There have been no material changes to the Company’s contractual obligations since yearend other than scheduled payments.  The Company currently has no material marketing or  capital expenditure commitments.

Management’s Plans

In connection with the implementation of the Company’s business strategy, the Company may incur operating losses in the future and may require future debt or equity financings (particularly in connection with future strategic acquisitions, new brand introductions or capital expenditures).  Expenditures relating to acquisition-related integration costs, market and territory expansion and new product development and introduction may adversely affect promotional and operating expenses and consequently may adversely affect operating and net income.  These types of expenditures are expensed for accounting purposes as incurred, while revenue generated from the result of such expansion or new products may occur in future periods.  Management believes that the Company will generate positive cash flow from operations during the next twelve months, which, along with its existing working capital and borrowing facilities, will enable the Company to meet its operating cash requirements for the next twelve months.  The belief is based on current operating plans and certain assumptions, including   those   relating to the Company’s   future   revenue levels and expenditures, industry and general economic conditions and other conditions. If any of these factors change, the Company may require future debt or equity financings to meet its business requirements. There can be no assurance that any required financings will be available or, if available, on terms attractive to the Company.

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

Allowance for Doubtful Accounts.  The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments.  If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.  The allowance for doubtful accounts was $255,000 at March 27, 2004, and $347,000 at December 27, 2003, respectively.

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

Advertising and Promotional Expenses.  The Company expenses production costs of advertising the first time the advertising takes place, except for cooperative advertising costs, which are expensed when the related sales are recognized.  Costs associated with obtaining shelf space (i.e. “slotting fees”) are expensed in the period in which such costs are incurred by the Company.  Any time the Company offers consideration

(cash or credit) as trade advertising or promotional allowance to a purchaser of products at any point along the distribution chain, the amount is accrued and recorded as a reduction in revenue.  Any marketing programs that deal directly with the consumer are recorded in selling, general and administrative expenses.

Income Taxes.  The Company has been profitable since 1999; however, it experienced significant net losses in prior fiscal years resulting in a net operating loss carryforward (“NOLC”) for federal income tax purposes of approximately $4.7 million at December 27, 2003.  Generally accepted accounting principles require that a valuation allowance be established against the deferred tax asset associated with this NOLC when it is “more likely than not” that the Company will not be able to utilize it to offset future taxes.  During the third quarter of 2002, the Company concluded that it was more likely than not that its deferred tax asset at that time would be realized and also began providing for income taxes at a rate equal to the combined federal and state effective rates, which approximated 38% under current tax rates.  Subsequent revisions to the estimated net realizable value of the deferred tax asset could cause the provision for income taxes to vary significantly from period to period, although the cash tax payments will remain unaffected until the benefit of the NOLC is utilized.

The above listing is not intended to be a comprehensive list of all of the Company’s accounting policies.  In many cases the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles, with no need for management’s judgment in their application.  See the Company’s audited financial statements for the fiscal year ended December 27, 2003 and the notes thereto included in the Company’s Annual Report on Form 10-K with respect to such period, which contain a description of the Company’s accounting policies and other disclosures required by accounting standards generally accepted in the United States of America.

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

The Company also has interest rate risk with respect to interest expense on variable rate debt, with rates based upon changes in the prime rate.  Therefore, the Company has an exposure to changes in those rates.  As of  March 27, 2004 the Company had $2.1 million of variable rate debt outstanding.  A hypothetical 10% adverse change in weighted average interest rates during fiscal 2004 would have had an unfavorable impact of less than $0.01 million on both the Company’s net earnings and cash flows.

The Company’s primary concentration of credit risk is related to certain trade accounts receivable.  In the normal course of business, the Company extends unsecured credit to its customers.  Substantially all of the Company’s customers are distributors or retailers whose sales are concentrated in the grocery industry, throughout the United States.  The Company investigates a customer’s credit worthiness before extending credit.  Two customers accounted for approximately 37% of net revenues for the quarter ended March 27, 2004 and for approximately 34% of the Company’s accounts receivable balance at the end of the quarter.

Item 4.  Controls and Procedures

(a)                                  Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end fo the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of the end of the period covered by this report have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms.

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

(b)                                 Current Reports on Form 8-K:

(1)	Current Report on Form 8-K, announcing the Company’s earnings for the fiscal quarter and year ended December 27, 2003 (filed with the Commission on February 12, 2004).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POORE BROTHERS, INC.

	By:	/s/ Eric J. Kufel
Dated: April 30, 2004	Eric J. Kufel
President and Chief Executive Officer (principal executive officer)

	By:	/s/ Thomas W. Freeze
Dated: April 30, 2004	Thomas W. Freeze
Senior Vice President, Chief Financial Officer, Treasurer and Secretary (principal financial and accounting officer)

EXHIBIT INDEX

31.1 —	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15(d)-14(a)

31.2 —	Certification of Chief Financial Officer and Principal Accounting Officer pursuant to Rule 13a-14(a) or Rule 15(d)-14(a)

32.1 —

Certification of Chief Executive Officer and Chief Financial Officer and Principal Accounting Officer pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.