Form 10-Q
period 2004-06-26
POORE BROTHERS INC
filed 2004-08-02
CIK 944508

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 26, 2004

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

Yes     ☐       No     ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:   18,781,954 as of June 26, 2004.

PART I.                                                    FINANCIAL INFORMATION

Item 1.           Financial Statements

POORE BROTHERS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(unaudited)

	June 26, 2004	December 27, 2003
ASSETS
Current assets:
Cash and cash equivalents	$5,886,958	$3,239,570
Accounts receivable, net of allowance of $166,894 in 2004 and $347,147 in 2003	5,109,407	5,714,106
Inventories	2,110,664	2,400,503
Deferred income tax asset	1,958,240	2,254,996
Other current assets	363,943	889,003
Total current assets	15,429,212	14,498,178

Property and equipment, net	11,324,926	11,755,096
Goodwill	5,986,252	5,986,252
Intangible assets	4,207,032	4,207,032
Other assets	117,998	133,762

Total assets	$37,065,420	$36,580,320

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,220,649	$3,012,059
Accrued liabilities	2,747,447	2,703,040
Current portion of long-term debt	933,988	932,155
Current portion of costs related to brand discontinuance	521,055	—
Total current liabilities	6,423,139	6,647,254

Long-term debt, less current portion	2,652,338	3,139,801
Non-current portion of costs related to brand discontinuance	395,106	—
Deferred income tax liability	1,731,625	1,731,625
Total liabilities	11,202,208	11,518,680

Commitments and contingencies (Note 5)

Shareholders’ equity:
Preferred stock, $100 par value; 50,000 shares authorized; no shares issued or outstanding at June 26, 2004 and December 27, 2003	—	—
Common stock, $.01 par value; 50,000,000 shares authorized; 18,781,954 and 18,581,788 shares issued and outstanding at June 26, 2004 and December 27, 2003, respectively	187,819	185,817
Additional paid-in capital	25,938,508	25,673,752
Accumulated deficit	(263,115)	(797,929)
Total shareholders’ equity	25,863,212	25,061,640

Total liabilities and shareholders’ equity	$37,065,420	$36,580,320

The accompanying notes are an integral part of these consolidated financial statements.

POORE BROTHERS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	Quarter Ended		Six Months Ended
	June 26, 2004	June 28, 2003	June 26, 2004	June 28, 2003

Net revenues	$17,441,069	$18,580,943	$35,159,562	$33,798,626

Cost of revenues	13,339,194	13,845,782	27,477,568	26,032,385

Write-down of equipment	—	1,010,720	—	1,010,720

Costs related to brand discontinuance	1,414,759	—	1,414,759	—

Gross profit	2,687,116	3,724,441	6,267,235	6,755,521

Selling, general and administrative expenses	2,634,420	2,430,224	5,298,475	4,903,670

Operating income	52,696	1,294,217	968,760	1,851,851

Insurance claim settlement income, net	—	1,918,785	—	1,918,785
Interest expense, net	(50,205)	(64,401)	(95,946)	(136,029)

Income before income tax provision	2,491	3,148,601	872,814	3,634,607

Income tax provision	(1,000)	(1,178,000)	(338,000)	(1,361,000)

Net income	$1,491	$1,970,601	$534,814	$2,273,607

Earnings per common share:
Basic	$0.00	$0.12	$0.03	$0.13

Diluted	$0.00	$0.11	$0.03	$0.13

Weighted average number of common shares:
Basic	18,622,839	16,984,728	18,612,908	16,857,685
Diluted	19,164,767	18,343,696	19,205,655	18,042,137

The accompanying notes are an integral part of these consolidated financial statements.

POORE BROTHERS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended
	June 26, 2004	June 28, 2003
Cash flows from operating activities:
Net income	$534,814	$2,273,607
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	696,474	596,842
Amortization	15,764	15,532
Allowance for doubtful accounts	(180,253)	59,330
Other asset amortization	34,878	99,063
Deferred income taxes	296,756	536,873
Costs related to brand discontinuance	1,758,919	—
Loss on disposition of equipment	16,571	1,005,886
Tax benefit from exercise of stock options	—	97,100
Change in operating assets and liabilities:
Accounts receivable	784,952	(2,140,066)
Inventories	33,688	(1,114,957)
Other assets and liabilities	23,696	(228,335)
Accounts payable and accrued liabilities	(829,246)	1,724,825
Net cash provided by operating activities	3,187,013	2,925,700

Cash flows from investing activities:
Purchase of equipment	(320,753)	(727,051)
Proceeds from disposition of fixed assets	—	11,000
Net cash used in investing activities	(320,753)	(716,051)

Cash flows from financing activities:
Proceeds from issuance of common stock	266,758	519,813
Payments made on long-term debt	(485,630)	(570,074)
Net cash used in financing activities	(218,872)	(50,261)

Net increase in cash	2,647,388	2,159,388
Cash at beginning of period	3,239,570	1,395,187
Cash at end of period	$5,886,958	$3,554,575

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$95,143	$127,993

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

In June 2003, the Company launched its Crunch Toons® brand potato snacks, initially featuring characters pursuant to a multi-year license agreement with Warner Bros. Consumer Products.  The Company decided to discontinue the brand in June 2004, after testing of different consumer marketing variables did not significantly improve the consumer acceptance, and amended its license agreements with Warner Bros. Consumer Products to discontinue all manufacturing and marketing activities.

The Company is engaged in the development, production, marketing and distribution of innovative snack food products that are sold primarily through grocery retailers, mass merchandisers, club stores, convenience stores and vend distributors across the United States.  The Company currently manufactures and sells nationally (i) T.G.I. Friday’s® brand salted snacks under license from TGI Friday’s Inc.  The Company also currently (i) manufactures and sells regionally its own brands of salted snack food products, including Poore Brothers®, Bob’s Texas Style®, and Boulder Potato Company® brand batch-fried potato chips and Tato Skins® brand potato snacks, (ii) manufactures private label potato chips for grocery retail chains in the southwest, and (iii) distributes in Arizona snack food products that are manufactured by others.  The Company sells its T.G.I. Friday’s® brand salted snack products to grocery retailers, mass merchandisers and club stores directly and to convenience stores and vend operators through independent distributors.  The Company’s other brands are also sold through independent distributors.

Basis of Presentation

The consolidated financial statements include the accounts of Poore Brothers, Inc. and all of its wholly owned subsidiaries.  All significant intercompany amounts and transactions have been eliminated.  The financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all the information and footnotes required by accounting principles generally accepted in the United States of America.  In the opinion of management, the consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary in order to make the consolidated financial statements not misleading.  A description of the Company’s accounting policies and other financial information is included in the audited financial statements filed with the Form 10-K for the fiscal year ended December 27, 2003.  The results of operations for the six months and quarter ended June 26, 2004 are not necessarily indicative of the results expected for the full year.

Earnings Per Common Share

Basic earnings per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period.  Exercises of outstanding stock options or warrants are assumed to occur for purposes of calculating diluted earnings per share for periods in which their effect would not be anti-dilutive.

	Quarter Ended		Six Months Ended
	June 26, 2004	June 28, 2003	June 26, 2004	June 28, 2003
Basic Earnings Per Share:
Net income	$1,491	$1,970,601	$534,814	$2,273,607
Weighted average number of common shares	18,622,839	16,984,728	18,612,908	16,857,685
Earnings per common share	$0 .00	$0.12	$0.03	$0.13

Diluted Earnings Per Share:
Net Income	$1,491	$1,970,601	$534,814	$2,273,607

Weighted average number of common shares	18,622,839	16,984,728	18,612,908	16,857,685

Incremental shares from assumed conversions-Warrants	199,126	300,460	204,701	279,950
Stock options	342,802	1,058,508	388,046	904,502
Adjusted weighted average number of common shares	19,164,767	18,343,696	19,205,655	18,042,137
Earnings per common share	$0.00	$0.11	$0.03	$0.13

The Company’s stock-based compensation plan is accounted for under the recognition and measurement provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations.  The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure”.  Accordingly, no compensation cost has been recognized for stock option grants.  Awards under the plan vest over periods ranging from one to three years, depending on the type of award.  The following table illustrates the effect on net income and earnings per share if the fair value method had been applied to all outstanding and unvested awards in each period presented, using the Black-Scholes valuation model.

	Quarter Ended		Six Months Ended
	June 26, 2004	June 28, 2003	June 26, 2004	June 28, 2003
Net income as reported	$1,491	$1,970,601	$534,814	$2,273,607
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(175,647)	(156,255)	(355,378)	(312,694)
Pro forma net income	$(174,156)	$1,814,346	$179,436	$1,960,913

	Quarter Ended		Six Months Ended
	June 26, 2004	June 28, 2003	June 26, 2004	June 28, 2003
Net income per share – basic – as reported	$0.00	$0.12	$0.03	$0.13
Pro forma net income per share – basic	$(0.01)	$0.11	$0.01	$0.12
Net income per share – diluted – as reported	$0.00	$0.11	$0.03	$0.13
Pro forma net income per share – diluted	$(0.01)	$0.10	$0.01	$0.11

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for options granted in 2003 and 2004, respectively:  dividend yield of 0%; expected volatility of 53.5% and 62%; risk-free interest rate of 1.7% and 3.15%; and expected lives of 3 years.  Under this method, the weighted-average fair value of the options granted was $3.47 in 2003 and $1.37 in 2004.

2.  Inventories

Inventories consisted of the following:

	June 26, 2004	December 27, 2003
Finished goods	$1,297,347	$1,610,776
Raw materials	813,317	789,727
	$2,110,664	$2,400,503

3.              Long-Term Debt

The Company’s Goodyear, Arizona manufacturing, distribution and headquarters facility is subject to a $1.8 million mortgage loan from Morgan Guaranty Trust Company of New York, which bears interest at 9.03% per annum and is secured by the building and the land on which it is located.  The loan matures on July 1, 2012; however, monthly principal and interest installments of $16,825 are determined on a twenty-year amortization period.

The U.S. Bancorp Credit Agreement consists of a $5.0 million line of credit, a $0.5 million capital expenditure line of credit (“CapEx Term Loan”) and a $5.8 million term loan (“Term Loan A”).  At June 26, 2004, there were no balances on either the line of credit or the CapEx Term Loan, and $1.8 million outstanding on Term Loan A.  The U.S.Bancorp Line of Credit matures October 31, 2005.

The U.S. Bancorp Credit Agreement is secured by accounts receivable, inventories, equipment and general intangibles.  Borrowings under the U.S. Bancorp Line of Credit are limited to 80% of eligible receivables, 60% of eligible finished goods inventories and 50% of eligible raw materials inventories.  At June 26, 2004, the Company had a borrowing base of approximately $4,120,000 under the U.S. Bancorp Line of Credit.  The U.S. Bancorp Credit Agreement requires the Company to be in compliance with certain financial performance criteria, including minimum annual operating results, a minimum tangible capital base and a minimum fixed charge coverage ratio.  At June 26, 2004 the Company was in compliance with all of the financial covenants except for the minimum fixed charge coverage ratio.  U.S. Bancorp has waived the compliance shortfall on this ratio and has issued an amendment to the covenant calculations that will allow the Company to exclude one-time charges such as the discontinuance of the Crunch Toons® brand.  Excluding the Crunch Toons® discontinuance charge at June 26, 2004, the Company was in compliance with all the of the financial covenants.  Management believes that the fulfillment of the Company’s plans and objectives will enable the Company to attain a sufficient level of profitability to remain in compliance with these financial covenants.  Any acceleration under the U.S. Bancorp Credit Agreement prior to the scheduled maturity of the U.S. Bancorp Line of Credit or the U.S. Bancorp Term Loans could have a material adverse effect upon the Company.

4.              Special Events

On June 11, 2004, the Company discontinued its Crunch Toons® brand.  As a result of the discontinuance, the Company recorded expenses in the second quarter of approximately $1.8 million.  The charge covered approximately $1.1 million related to royalties under the license agreements and $0.4 million in inventories and capital equipment, which are shown in “Costs related to brand discontinuance” on the accompanying Consolidated Statement of Income for 2004.  In addition, a charge of $0.3 million in estimated allowances to sell-off remaining distributor and retailer inventories were recorded and are included in “Net revenues” on the accompanying Consolidated Statement of Income for 2004.

In connection with the brand discontinuation, and included in the $1.1 million charge above, the Company negotiated amendments to its license agreements with Warner Bros. Consumer Products pursuant to which the Agreements will remain in effect but become non-exclusive.  Therefore in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, the Company estimated the fair value of the remaining guaranteed future minimum payments under the agreements by computing the present value of the future cash flows.

The following table summarizes the activity of the costs related to brand discontinuance for the quarter ended June 26, 2004:

Description:	March 28, 2004 Balance	June 11, 2004 Accrual	Activity	June 26, 2004 Balance
Write-down of equipment and inventories	$—	$294,028	$(274,220)	$19,808	(1)
Write-down of prepaid royalties and present value of guaranteed minimum payments	—	1,119,991	(466,485)	653,506	(2,3)
Reclamation costs	—	344,900	(82,245)	262,655	(2)
Total	$—	$1,758,919	$(822,950)	$935,969

(1)           These amounts are reflected in the Consolidated Balance Sheets as “Inventories”.

(2)           These amounts are reflected in the Consolidated Balance Sheets as “Current and Non-current portions of costs related to brand discontinuance”.

(3)           In accordance with SFAS No. 146, interest accretion of $3,626 was recorded for the period and future royalty payments will be made in accordance with the amended agreements.

In June 2003, the Company received $2,000,000 from its insurance company as final settlement of outstanding claims, which is shown in “Insurance claim settlement income, net” on the accompanying Consolidated Statement of Income for 2003.  This includes (i) $1,100,000 as reimbursement for the additional capital equipment costs, and (ii) $900,000 as reimbursement for business interruption.  Additionally, the Company incurred expenses as a result of the mediation in the amount of approximately $82,000 which were netted against the proceeds.

Also in June 2003, the Company concluded that some of its packaging equipment that had recently been replaced by more technologically advanced machinery was no longer likely to be reinstalled and used.  Therefore, in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets,” the Company performed an assessment of the equipment’s fair value, which resulted in the need to write-down the equipment approximately $1,030,000.

5.              Litigation

The Company is periodically a party to various lawsuits arising in the ordinary course of business.  Management believes, based on discussions with legal counsel, that the resolution of any such lawsuits will not have a material effect on the financial statements taken as a whole.

6.              Business Segments

The Company’s operations consist of two segments: manufactured products and distributed products.  The manufactured products segment produces potato chips, potato crisps, tortilla chips and extruded products.  These items are produced for (i) sale under brands owned or licensed by the Company, or (ii) sale under private label arrangements for third parties. The distributed products segment consists of snack food products manufactured by other companies which are re-sold to the Company’s Arizona snack food distributors.  The Company’s reportable segments offer different products and services.  All of the Company’s revenues are attributable to external customers in the United States and all of its assets are located in the United States.  The Company does not allocate assets based on its reportable segments.

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

	Manufactured Products	Distributed Products	Consolidated
Quarter ended June 26, 2004
Net revenues from external customers	$16,987,210	$453,859	$17,441,069
Depreciation and amortization in segment gross profit	261,088	—	261,088

Costs related to brand discontinuance	1,414,759	—	1,414,759
Segment gross profit	2,616,738	70,378	2,687,116

Quarter ended June 28, 2003
Net revenues from external customers	$17,482,919	$1,098,024	$18,580,943
Depreciation and amortization in segment gross profit	221,722	—	221,722
Write-down of equipment	1,010,720	—	1,010,720
Segment gross profit	3,548,025	176,416	3,724,441

Six months ended June 26, 2004
Net revenues from external customers	$34,055,141	$1,104,421	$35,159,562
Depreciation and amortization in segment gross profit	529,410	—	529,410
Costs related to brand discontinuance	1,414,759	—	1,414,759
Segment gross profit	6,092,750	174,485	6,267,235

Six months ended June 28, 2003
Net revenues from external customers	$31,521,750	$2,276,876	$33,798,626
Depreciation and amortization in segment gross profit	426,755	—	426,755
Write-down of equipment	1,010,720	—	1,010,720
Segment gross profit	6,398,419	357,102	6,755,521

The following table reconciles reportable segment gross profit to the Company’s consolidated income before income tax provision.

	Quarter Ended		Six Months Ended
	June 26, 2004	June 28, 2003	June 26, 2004	June 28, 2003

Consolidated segment gross profit	$2,687,116	$3,724,441	$6,267,235	$6,755,521
Unallocated amounts:
Selling, general and administrative expenses	2,634,420	2,430,224	5,298,475	4,903,670
Insurance claim settlement income, net	—	(1,918,785)	—	(1,918,785)
Interest expense, net	50,205	64,401	95,946	136,029
Income before income tax provision	$2,491	$3,148,601	$872,814	$3,634,607

7.                    Income Taxes

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

BUSINESSES WITH THE COMPANY’S BUSINESS, OTHER ACQUISITION-RELATED RISKS, SIGNIFICANT COMPETITION, CUSTOMER ACCEPTANCE OF NEW PRODUCTS, DEPENDENCE UPON MAJOR CUSTOMERS AND KEY EMPLOYEES, DEPENDENCE UPON LICENSE AGREEMENTS WITH THIRD PARTIES, RISKS RELATED TO THE FOOD PRODUCTS INDUSTRY, VOLATILITY OF THE MARKET PRICE OF THE COMPANY’S COMMON STOCK, THE POSSIBLE DE-LISTING OF THE COMMON STOCK FROM THE NASDAQ SMALLCAP MARKET IF THE COMPANY FAILS TO SATISFY THE APPLICABLE LISTING CRITERIA (INCLUDING A MINIMUM SHARE PRICE) IN THE FUTURE AND THOSE OTHER RISKS AND UNCERTAINTIES DISCUSSED HEREIN AND IN THE COMPANY’S OTHER PERIODIC REPORTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION, THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM HISTORICAL RESULTS OR THOSE ANTICIPATED.  IN LIGHT OF THESE RISKS AND UNCERTAINTIES, THERE CAN BE NO ASSURANCE THAT THE FORWARD-LOOKING INFORMATION CONTAINED IN THIS QUARTERLY REPORT ON FORM 10-Q WILL IN FACT TRANSPIRE OR PROVE TO BE ACCURATE.  READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THE FORWARD-LOOKING STATEMENTS CONTAINED HEREIN, WHICH SPEAK ONLY AS OF THE DATE HEREOF.  THE COMPANY UNDERTAKES NO OBLIGATION TO PUBLICLY REVISE THESE FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES THAT MAY ARISE AFTER THE DATE HEREOF. ALL SUBSEQUENT WRITTEN OR ORAL FORWARD-LOOKING STATEMENTS ATTRIBUTABLE TO THE COMPANY OR PERSONS ACTING ON ITS BEHALF ARE EXPRESSLY QUALIFIED IN THEIR ENTIRETY BY THIS SECTION.

Results of Operations

Quarter ended June 26, 2004 compared to the quarter ended June 28, 2003.

Net revenues in the second quarter of 2004 were $17.4 million, an overall decrease of 6.5% compared to second quarter 2003 net revenues of $18.6 million.  Last year’s results included approximately $2 million in revenue from the Company’s recently discontinued Crunch Toons® brand.  Net income for the second quarter was $1,491, or $0.00 per basic and diluted share, and included the previously announced $1.8 million of pre-tax charges for expenses associated with the discontinuance of the Crunch Toons® brand.  Excluding this special item, net revenues would have been $17.8 million and net income would have been approximately $1.1 million, or $0.06 per basic and diluted share.

Revenues for the manufactured products segment accounted for 97% of total net revenues in 2004 and 94% in 2003, while revenue from distributed products accounted for 3% in 2004 and 6% in 2003.  The manufactured products segment revenue decrease of $.5 million, or 3% was driven by T.G.I. Friday’s® brand salted snacks growth of 24%, resulting in the brand accounting for approximately 73% of the Company’s total net revenues in the quarter compared to 57% in the second quarter of 2003.

Strong growth continued in the mass merchandiser channel due to expanded distribution and new product introductions. The convenience store channel continued its strong growth, up approximately 70% compared to the same quarter in the previous year.  In addition, the Poore Brothers® potato chip brand also grew 11% due to strong promotional activity, while net revenue from the Company’s other manufactured products declined $.6 million due primarily to lower promotional activity on those brands.  In addition, distributed products  revenue declined nearly $.6 million due to the previously announced discontinuance of a product line in early 2004.

Gross profit was $2.7 million, or 15% of net revenue, as a result of being negatively impacted by the $1.8 million charge associated with the brand discontinuance.  In addition, there was increased trade promotion activity on the T.G.I. Friday’s® brand which was offset by improved operating efficiencies.  This compares to $3.7 million, or 20% of net revenue, in the same quarter of 2003.  Excluding the brand discontinuance costs in 2004 and the $1.0 million packaging write-down in 2003, gross profit margins would have been 25% in both quarters, while second-quarter gross profits would have decreased slightly to $4.4 million in 2004, compared to $4.7 million in the second quarter of 2003 in line with the slightly lower revenue.

Selling, general and administrative expenses rose 8% to $2.6 million, or 15% of net revenue, from $2.4 million, or 13% of net revenue in 2003, due to increased sales personnel and marketing costs.  The Company’s income tax rate in 2004 of approximately 38.7% reflects higher state income taxes than the 37.4% rate used in 2003.

In 2003, net income for the second quarter was $1,970,601, or $0.12 per basic and $0.11 per diluted share, and included $1.9 million of pre-tax income from an insurance claim settlement, partially offset by $1.0 million pre-tax impairment write-down of idle packaging equipment.  Excluding these two special items, net income would have been approximately $1.4 million, or $0.8 per basic and diluted share.

Six months ended June 26, 2004 compared to the six months ended June 28, 2003

For the six months ended June 26, 2004, net revenue increased 4% to a record $35.2 million, compared with revenue of $33.8 million in the first half of the previous year.  Net income for the six months ended June 26, 2004 was $.5 million, or $0.03 per basic and diluted share, compared with net income of $2.3 million, or $0.13 per basic and diluted share, in the prior-year period.  Higher net revenue and lower net income for the six-month period were driven by the same business factors and special items affecting the second quarter results discussed above.

Gross profit for the six months ended June 26, 2004 was $6.3 million, or 18% of net revenues, as a result of being negatively impacted by the $1.8 million expenses associated with the brand discontinuance, compared to $6.8 million, or 20% of net revenues for the six months ended June 28, 2003.  Excluding the brand discontinuance costs in 2004 and the $1.0 million packaging write-down in 2003, gross profit margins would have been approximately 22% and 23%, respectively for the six months ended June 26, 2004 and June 28, 2003.

Selling, general and administrative expenses increased to $5.3 million, or 15% of net revenues for the six months ended June 26, 2004 from $4.9 million, or 15% of net revenues, for the six months ended

June 28, 2003.  The increase of $0.4 million, or 8%, was due to increased sales personnel, benefits and marketing costs.

Net interest expense decreased by 29% from the comparable period in 2003 due to lower long-term debt borrowings and prime rate reductions during the past year. The Company’s income tax rate in 2004 of approximately 38.7% reflects higher state income taxes than the 37.4% rate used in 2003.

Liquidity and Capital Resources

Net working capital was $9 million (a current ratio of 2.4:1) at June 26, 2004 and $7.9 million (a current ratio of 2.2:1) at December 27, 2003.  For the six months ended June 26, 2004, the Company generated cash flow of $3.2 million from operating activities, principally from operating results and lower receivables; invested $0.3 million in new equipment; and made $0.5 million in payments on long-term debt.

The U.S. Bancorp Credit Agreement consists of a $5.0 million line of credit, a $0.5 million capital expenditure line of credit (CapEx Term Loan”) and a $5.8 million term loan (“Term Loan A”).  At June 26, 2004, there were no balances on either the line of credit or the CapEx Term Loan, and $1.8 million outstanding on Term Loan A.  The  U.S.Bancorp Line of Credit matures October 31, 2005.

The U.S. Bancorp Credit Agreement is secured by accounts receivable, inventories, equipment and general intangibles.  Borrowings under the U.S. Bancorp Line of Credit are limited to 80% of eligible receivables, 60% of eligible finished goods inventories and 50% of eligible raw materials inventories.  At June 26, 2004, the Company had a borrowing base of approximately $4,120,000 under the U.S. Bancorp Line of Credit.  The U.S. Bancorp Credit Agreement requires the Company to be in compliance with certain financial performance criteria, including minimum annual operating results, a minimum tangible capital base and a minimum fixed charge coverage ratio.  At June 26, 2004 the Company was in compliance with all of the financial covenants except for the minimum fixed charge coverage ratio.  U.S. Bancorp has waived the compliance shortfall on this ratio and has issued an amendment to the covenant calculations that will allow the Company to exclude one-time charges such as the discontinuance of the Crunch Toons® brand. Excluding the Crunch Toons® discontinuance charge at June 26, 2004, the Company was in compliance with all of the financial covenants.  Management believes that the fulfillment of the Company’s plans and objectives will enable the Company to attain a sufficient level of profitability to remain in compliance with these financial covenants.    Any acceleration under the U.S. Bancorp Credit Agreement prior to the scheduled maturity of the U.S. Bancorp Line of Credit or the U.S. Bancorp Term Loans could have a material adverse effect upon the Company.

Contractual Obligations

The Company’s future contractual obligations consist principally of long-term debt, operating leases, minimum commitments regarding third party warehouse operations services, and remaining minimum royalty payments due licensors pursuant to brand licensing agreements.  There have been no material changes to the Company’s contractual obligations since year end other than scheduled payments.  Under the amendments to the license agreements with Warner Bros. Consumer Products, the remaining minimum royalty payments will continue to be due throughout the remaining term of the Agreements. The Company currently has no material marketing or capital expenditure commitments.

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

Allowance for Doubtful Accounts.  The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments.  If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.  The allowance for doubtful accounts was $166,894 at June 26, 2004 and $347,147 at December 27, 2003, respectively.

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

Income Taxes.  The Company has been profitable since 1999; however, it experienced significant net losses in prior fiscal years resulting in a net operating loss carryforward (“NOLC”)  for federal income tax purposes of approximately $4.7 million at December 27, 2003.  Generally accepted accounting principles require that the Company record a valuation allowance against the deferred tax asset associated with this NOLC if it is “more likely than not” that the Company will not be able to utilize it to offset future taxes.  Subsequent revisions to the estimated net realizable value of the deferred tax asset could cause the provision for income taxes to vary significantly from period to period, although the cash tax payments will remain unaffected until the benefit of the NOLC is utilized.

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

The Company also has interest rate risk with respect to interest expense on variable rate debt, with rates based upon changes in the prime rate.  Therefore, the Company has an exposure to changes in those rates.  At June 26, 2004 the Company had $1.8 million of variable rate debt outstanding.  A hypothetical 10% adverse change in weighted average interest rates during fiscal 2004 would have had an unfavorable impact of less than $0.01 million on both the Company’s net earnings and cash flows.

The Company’s primary concentration of credit risk is related to certain trade accounts receivable.  In the normal course of business, the Company extends unsecured credit to its customers.  Substantially all of the Company’s customers are distributors or retailers whose sales are concentrated in the grocery industry, throughout the United States.  The Company investigates a customer’s credit worthiness before extending credit.  Two customers accounted for approximately 30% of net revenues for the six months ended June 26, 2004 and for approximately 19% of the Company’s accounts receivable balance at the end of the quarter.

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

None.

Item 3.           Defaults Upon Senior Securities

None.

Item 4.           Submission of Matters to a Vote of Security Holders

(a)                                  The annual Meeting of Shareholders of the Company (the “Meeting”) was held on May 18, 2004.

(b)                                 Proxies for the Meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.  There was no solicitation in opposition to the management’s nominees as listed in the proxy statement and all of such nominees were elected.

(c)                                  At the Meeting, the Company’s shareholders voted upon the election of seven directors of the Company.  Management’s nominees were Messrs. Thomas W. Freeze, F. Phillips Giltner, III, Mark S. Howells, Eric J. Kufel, James W. Myers, Robert C. Pearson and Aaron M. Shenkman.  There were no other nominees.  The following are the respective numbers of votes cast “for” and “withheld” with respect to each nominee.

Name of Nominee	Votes Cast For	Votes Withheld
Thomas W. Freeze	17,735,556	57,200
F. Phillips Giltner, III	17,613,137	179,619
Mark S. Howells	17,020,556	772,200
Eric J. Kufel	17,745,556	47,200
James W. Myers	17,020,556	772,200
Robert C. Pearson	17,745,556	47,200
Aaron M. Shenkman	17,020,556	772,200

(d)                                 At the Meeting, the Company’s shareholders voted to approve an amendment to the Poore Brothers, Inc. 1995 Stock Option Plan to increase the number of shares of Common Stock reserved for issuance by 500,000 shares, from 2,500,000 to 3,000,000 shares.  The following are the respective number of votes cast “for”, “against” and “abstaining”:

Votes for:	11,952,395
Votes against:	1,217,499
Votes abstaining:	150,263

Item 5.           Other Information

In connection with the Company’s discontinuance of the Crunch Toons Brand product line of salted snacks it amended its license agreements with Warner Bros. Consumer Products.  Copies of the amended agreements are filed as exhibits to this Form 10-Q.

Item 6.           Exhibits and Reports on Form 8-K

(a)                                  Exhibits:

31.1. —	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15(d)-14(a) *

31.2 —	Certification of Chief Financial Officer and Principal Accounting Officer pursuant to Rule 13a-14(a) or Rule 15(d)-14(a) *

32.1 —

Certification of Chief Executive Officer and Chief Financial Officer and Principal Accounting Officer pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

99.1 —

Warner Bros. Consumer Products Inc. License Agreement – #13770-WBLT–Amendment #1 (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 17, 2004.)

99.2 —	Warner Bros. Consumer Products Inc. License Agreement – #14559-SCOO–Amendment #1
(Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 17, 2004.)

* - Filed Herewith

(b)                                 Current Reports on Form 8-K:

(1)	Current Report on Form 8-K – Items 7 and 9, announcing the Company’s first quarter earnings for the fiscal quarter ended March 27, 2004 (filed with the Commission on April 22, 2004).

(2)

Current Report on Form 8-K – Item 5, announcing the discontinuance of the Crunch Toons® brand salted snacks and the amendment of its Warner Bros. Consumer Products License Agreements (filed with the Commission on June 17, 2004).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POORE BROTHERS, INC.

	By:	/s/ Eric J. Kufel
Dated: August 2, 2004		Eric J. Kufel
President and Chief Executive Officer
(principal executive officer)

	By:	/s/ Thomas W. Freeze
Dated: August 2, 2004		Thomas W. Freeze
Senior Vice President, Chief Financial Officer,
Treasurer and Secretary
(principal financial and accounting officer)