Form 10-Q
period 2004-09-25
POORE BROTHERS INC
filed 2004-11-09
CIK 944508

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 25, 2004

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

Yes  ☐     No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:   18,831,954 as of September 25, 2004.

PART I.         FINANCIAL INFORMATION

Item 1.    Financial Statements

POORE BROTHERS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(unaudited)

	September 25, 2004	December 27, 2003

ASSETS
Current assets:
Cash and cash equivalents	$8,600,923	$3,239,570
Accounts receivable, net of allowance of $167,334 in 2004 and $347,147 in 2003	5,030,812	5,714,106
Inventories	1,878,791	2,400,503
Deferred income tax asset	1,427,768	2,254,996
Other current assets	330,417	889,003
Total current assets	17,268,711	14,498,178

Property and equipment, net	11,117,542	11,755,096
Goodwill	5,986,252	5,986,252
Intangible assets	4,207,032	4,207,032
Other assets	110,057	133,762

Total assets	$38,689,594	$36,580,320

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,220,549	$3,012,059
Accrued liabilities	2,842,731	2,703,040
Current portion of long-term debt	934,936	932,155
Current portion of accrued costs related to brand discontinuance	396,105	—
Total current liabilities	7,394,321	6,647,254

Long-term debt, less current portion	2,418,242	3,139,801
Non-current portion of accrued costs related to brand discontinuance	325,983	—
Deferred income tax liabilitiesDeferred income tax liabilities	1,731,625	1,731,625
Total liabilities	11,870,171	11,518,680

Commitments and contingencies (Note 5)

Shareholders’ equity:
Preferred stock, $100 par value; 50,000 shares authorized; no shares issued or outstanding at September 25, 2004 and December 27, 2003	—	—
Common stock, $.01 par value; 50,000,000 shares authorized; 18,831,954 and 18,581,788 shares issued and outstanding at September 25, 2004 and December 27, 2003, respectively	188,319	185,817
Additional paid-in capital	25,938,008	25,673,752
Accumulated earnings (deficit)	693,096	(797,929)
Total shareholders’ equity	26,819,423	25,061,640

Total liabilities and shareholders’ equity	$38,689,594	$36,580,320

The accompanying notes are an integral part of these consolidated financial statements.

POORE BROTHERS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	Quarter Ended		Nine Months Ended
	Sept. 25, 2004	Sept. 27, 2003	Sept. 25, 2004	Sept. 27, 2003

Net revenues	$17,176,201	$16,661,499	$52,335,763	$50,460,125

Cost of revenues	12,871,232	13,016,505	40,348,800	39,048,891

Write-down of equipment	—	35,882	—	1,046,602

Costs related to brand discontinuance	—	—	1,414,759	—

Gross profit	4,304,969	3,609,112	10,572,204	10,364,632

Selling, general and administrative expenses	2,695,000	3,093,271	7,993,475	7,996,941

Operating income	1,609,969	515,841	2,578,729	2,367,691

Insurance claim settlement income, net	—	—	—	1,918,784
Interest expense, net	(49,758)	(55,542)	(145,704)	(191,570)

Income before income tax provision	1,560,211	460,299	2,433,025	4,094,905

Income tax provision	(604,000)	(172,000)	(942,000)	(1,533,000)

Net income	$956,211	$288,299	$1,491,025	$2,561,905

Earnings per common share:
Basic	$0.05	$0.02	$0.08	$0.15
Diluted	$0.05	$0.01	$0.08	$0.14

Weighted average number of common shares:
Basic	18,831,954	17,997,911	18,685,191	17,237,799
Diluted	19,202,074	19,369,977	19,321,246	18,153,174

The accompanying notes are an integral part of these consolidated financial statements.

POORE BROTHERS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended
	Sept. 25, 2004	Sept. 27, 2003
Cash flows from operating activities:
Net income	$1,491,025	$2,561,905
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,030,631	911,147
Amortization	23,704	23,297
Provision for bad debts	(56,073)	180,397
Other asset amortization	44,066	110,991
Deferred income taxes	827,228	536,873
Costs related to brand discontinuance	1,758,919	—
Loss on disposition of equipment	16,571	1,041,768
Tax benefit from exercise of stock options	—	492,107
Change in operating assets and liabilities:
Accounts receivable	739,367	(814,437)
Inventories	265,561	(559,240)
Other assets and liabilities	(21,088)	(34,661)
Accounts payable and accrued liabilities	140,988	538,269
Net cash provided by operating activities	6,260,899	4,988,416

Cash flows from investing activities:
Increase in restricted cash	—	(2,497,004)
Purchase of equipment	(447,526)	(782,951)
Proceeds from disposition of fixed assets	—	41,000
Net cash used in investing activities	(447,526)	(3,238,955)

Cash flows from financing activities:
Proceeds from issuance of common stock	266,758	2,021,065
Payments made on long-term debt	(718,778)	(835,445)
Net cash (used in) provided by financing activities	(452,020)	1,185,620

Net increase in cash	5,361,353	2,935,081
Cash and cash equivalents at beginning of period	3,239,570	1,395,187
Cash and cash equivalents at end of period	$8,600,923	$4,330,268

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$168,562	$184,800
Summary of non-cash investing and financing activities:
Common stock issued for acquisition earnout payment	—	420,565

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

As part of the Boulder acquisition, the Company agreed to a provision that it may be required to issue additional unregistered shares of common stock to the seller on each of the first, second and third anniversaries of the closing of the acquisition.  Any such issuances are dependent upon, and are calculated based upon, increases in sales of Boulder products as compared to previous periods.  In 2003, the Company was required to issue 93,728 shares pursuant to this provision, which were valued at $420,565 and increased the goodwill recorded from this acquisition.

In October 2000, the Company launched its T.G.I. Friday’s® brand salted snacks pursuant to a license agreement with TGI Friday’s Inc., which expires in 2014.  In June 2003, the Company launched its Crunch Toons® brand potato snacks, initially featuring characters pursuant to a multi-year license agreement with Warner Bros. Consumer Products.  The Company decided to discontinue the brand in June 2004 after testing of different consumer marketing variables did not significantly improve the consumer acceptance, and amended its license agreements with Warner Bros. Consumer Products to discontinue all manufacturing and marketing activities.  In September 2004 the Company signed a multi-year license agreement with Cinnabon®, Inc. pursuant to which the Company plans to develop and test a variety of snack products.

The Company is engaged in the development, production, marketing and distribution of innovative snack food products that are sold primarily through grocery retailers, mass merchandisers, club stores, convenience stores and vend distributors across the United States.  The Company currently manufactures and sells nationally T.G.I. Friday’s® brand salted snacks under license from TGI Friday’s Inc.  The Company also currently (i) manufactures and sells regionally its own brands of salted snack food products, including Poore Brothers®, Bob’s Texas Style®, and Boulder Potato Company® brand batch-fried potato chips and Tato Skins® brand potato snacks, (ii) manufactures private label potato chips for grocery retail chains in the southwest, and (iii) distributes in Arizona snack food products that are manufactured by others.  The Company sells its T.G.I. Friday’s® brand salted snack products to grocery retailers, mass merchandisers and club stores directly and to convenience stores and vend operators through independent distributors.  The Company’s other brands are also sold through independent distributors.

Basis of Presentation

The consolidated financial statements include the accounts of Poore Brothers, Inc. and all of its wholly owned subsidiaries.  All significant intercompany amounts and transactions have been eliminated.  The financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all the information and footnotes required by accounting principles generally accepted in the United States of America.  In the opinion of management, the consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary in order to make the consolidated financial statements not misleading.  A description of the Company’s accounting policies and other financial information is included in the audited financial statements filed with the Form 10-K for the fiscal year ended December 27, 2003.  The results of operations for the nine months and quarter ended September 25, 2004 are not necessarily indicative of the results expected for the full year.

Earnings Per Common Share

Basic earnings per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period.  Exercises of outstanding stock options or warrants are assumed to occur for purposes of calculating diluted earnings per share for periods in which their effect would not be anti-dilutive.

	Quarter Ended		Nine Months Ended
	Sept. 25, 2004	Sept. 27, 2003	Sept. 25, 2004	Sept. 27, 2003
Basic Earnings Per Share:
Net income	$956,211	$288,299	$1,491,025	$2,561,905
Weighted average number of common shares	18,831,954	17,997,911	18,685,191	17,237,799
Earning per common share	$0 .05	$0.02	$0.08	$0.15

Diluted Earnings Per Share:
Net income	$956,211	$288,299	$1,491,025	$2,561,905

Weighted average number of common shares	18,831,954	17,997,911	18,685,191	17,237,799
Incremental shares from assumed conversions-
Warrants	143,707	237,402	163,495	207,721
Stock options	226,413	1,134,664	472,560	707,654
Adjusted weighted average number of common shares	19,202,074	19,369,977	19,321,246	18,153,174
Earnings per common share	$0.05	$0.01	$0.08	$0.14

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

	Quarter Ended		Nine Months Ended
	Sept. 25, 2004	Sept. 27, 2003	Sept. 25, 2004	Sept. 27, 2003
Net income as reported	$956,211	$288,299	$1,491,025	$2,561,905
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	141,655	135,073	497,032	324,715
Pro forma net income.	$814,556	$153,226	$993,993	$2,237,190

Net income per share – basic – as reported	$0.05	$0.02	$0.08	$0.15
Pro forma net income per share – basic	$0.04	$0.01	$0.05	$0.13
Net income per share – diluted – as reported	$0.05	$0.01	$0.08	$0.14
Pro forma net income per share – diluted.	$0.04	$0.01	$0.05	$0.12

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for options granted in 2003 and 2004, respectively:  dividend yield of 0%; expected volatility of 58.5% and 62%; risk-free interest rate of 2.1% and 2.74%; and expected lives of 3 years.  Under this method, the weighted-average fair value of the options granted was $3.66 in 2003 and $0.90 in 2004.

2.     Inventories

Inventories consisted of the following:

	Sept. 25, 2004	Dec. 27, 2003
Finished goods	$1,183,283	$1,610,776
Raw materials	695,508	789,727
	$1,878,791	$2,400,503

3.     Long-Term Debt

The Company’s Goodyear, Arizona manufacturing, distribution and headquarters facility is collateral for a $1.8 million mortgage loan from Morgan Guaranty Trust Company of New York, which bears interest at 9.03% per annum and is secured by the building and the land on which it is located.  The loan matures on July 1, 2012; however, monthly principal and interest installments of $16,825 are determined on a twenty-year amortization period.

The U.S. Bancorp Credit Agreement consists of a $5.0 million Line of Credit, a $0.5 million capital expenditure line of credit (“CapEx Term Loan”) and a $5.8 million term loan (“Term Loan A”).  At September 25, 2004, there were no balances on either the Line of Credit or the CapEx Term Loan, and $1.6 million outstanding on Term Loan A.  The U.S. Bancorp Line of Credit matures October 31, 2005.  The Company is evaluating its options to either payoff the Term Loan A and/or negotiate a new credit facility with a bank.  In July 2004, the U.S. Bancorp Credit Agreement was amended to modify certain financial covenants that allow the Company to exclude one-time extraordinary, non-operating gains/losses during the applicable period.

The U.S. Bancorp Credit Agreement is secured by accounts receivable, inventories, equipment and general intangibles.  Borrowings under the U.S. Bancorp Line of Credit are limited to 80% of eligible receivables, 60% of eligible finished goods inventories and 50% of eligible raw materials inventories.  At September 25, 2004, the Company had a borrowing base of approximately $3.9 million under the U.S. Bancorp Line of Credit.  The U.S. Bancorp Credit Agreement requires the Company to be in compliance with certain financial performance criteria, including minimum annual operating results, a minimum tangible capital base and a minimum fixed charge coverage ratio.  At September 25, 2004 the Company was in compliance with all of the financial covenants. Management believes that the fulfillment of the Company’s plans and objectives will enable the Company to attain a sufficient level of profitability to remain in compliance with these financial covenants.

4.     Special Items

On June 11, 2004, the Company discontinued its Crunch Toons® brand.  As a result of the discontinuance, the Company recorded expenses in the second quarter of approximately $1.8 million.  The charge covered approximately $1.1 million related to minimum royalties under the license agreements and $0.3 million in inventories and capital equipment, which are shown in “Costs related to brand discontinuance” on the accompanying Consolidated Statement of Income for 2004.  In addition, a charge of $0.3 million in estimated allowances given to our customers to sell-off remaining distributor and retailer inventories were recorded and are included in “Net revenues” on the accompanying Consolidated Statement of Income for the nine months ended September 25, 2004.

In connection with the brand discontinuation, and included in the $1.1 million charge above, the Company negotiated amendments to its license agreements with Warner Bros. Consumer Products pursuant to which the Agreements will remain in effect but become non-exclusive.  Therefore in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, the Company estimated the fair value of the remaining guaranteed future minimum payments under the agreements by computing the present value of the future cash payments.

The following table summarizes the activity of the accrued costs related to brand discontinuance for the quarter ended September 25, 2004:

	June 26, 2004 Balance	Activity	Sept. 25, 2004 Balance
Inventory reserves	$19,808	$(19,808)	$0
Present value of guaranteed minimum royalty payments	653,506	(69,123)	584,383	(1),(2)
Reclamation costs	262,655	(124,950)	137,705	(1)
Total accrued costs	$935,969	$(213,881)	$722,088

(1)           These amounts are reflected in the Consolidated Balance Sheets as “Current and Non-current portions of accrued costs related to brand discontinuance”.

(2)           In accordance with SFAS No. 146, interest accretion of $10,877 was recorded for the period and future royalty payments will be made in accordance with the amended agreements.

In June 2003, the Company received $2,000,000 from its insurance company as final settlement of outstanding claims related to a fire that occurred at the Company’s Arizona facility in October, 2000, which is shown in “Insurance claim settlement income, net” on the accompanying Consolidated Statements of Income for the nine months ended September 27, 2003.  This includes (i) $1,100,000 as reimbursement for the additional capital equipment costs, and (ii) $900,000 as reimbursement for business interruption.  Additionally, the Company incurred expenses as a result of the mediation in the amount of approximately $82,000 which were netted against the proceeds.

Also in June 2003, the Company concluded that some of its packaging equipment that had recently been replaced by more technologically advanced machinery was no longer likely to be reinstalled and used.  Therefore, in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets,” the Company performed an assessment of the equipment’s fair value, which resulted in the need to write-down the equipment $1,046,602.

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

	Manufactured Products	Distributed Products	Consolidated
Quarter ended September 25, 2004
Net revenues from external customers	$16,667,270	$508,931	$17,176,201
Depreciation and amortization in segment gross profit	247,797	—	247,797
Segment gross profit	4,237,710	67,259	4,304,969

Quarter ended September 27, 2003
Net revenues from external customers	$15,729,565	$931,934	$16,661,499
Depreciation and amortization in segment gross profit	228,013	—	228,013
Segment gross profit	3,459,195	149,917	3,609,112

Nine months ended September 25, 2004
Net revenues from external customers	$50,722,411	$1,613,352	$52,335,763
Depreciation and amortization in segment gross profit	777,207	—	777,207
Segment gross profit	10,330,460	241,744	10,572,204

Nine months ended September 27, 2003
Net revenues from external customers	$47,251,315	$3,208,810	$50,460,125
Depreciation and amortization in segment gross profit	654,769	—	654,769
Segment gross profit	9,857,613	507,019	10,364,632

The following table reconciles reportable segment gross profit to the Company’s consolidated income before income tax provision:

	Quarter Ended		Nine Months Ended
	Sept. 25, 2004	Sept. 27, 2003	Sept. 25, 2004	Sept. 27, 2003

Consolidated segment gross profit	$4,304,969	$3,609,112	$10,572,204	$10,364,632
Unallocated amounts:
Selling, general and administrative expenses	(2,695,000)	(3,093,271)	(7,993,475)	(7,996,941)
Insurance claim settlement income, net	—	—	—	1,918,784
Interest expense, net	(49,758)	(55,542)	(145,704)	(191,570)
Income before income tax provision	$1,560,211	$460,299	$2,433,025	$4,094,905

7.       Income Taxes

The Company accounts for income taxes using a balance sheet approach whereby deferred tax assets and liabilities are determined based on the differences in financial reporting and income tax basis of assets and liabilities.  The differences are measured using the income tax rate in effect at the balance sheet date.

The Company experienced significant net losses in prior fiscal years resulting in a net operating loss carryforward (“NOLC”) for federal income tax purposes of approximately $4.2 million at December 27, 2003.  The Company’s NOLC will begin to expire in varying amounts between 2010 and 2018.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

THIS QUARTERLY REPORT ON FORM 10-Q, INCLUDING ALL DOCUMENTS INCORPORATED BY REFERENCE, INCLUDES “FORWARD-LOOKING” STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED (THE “SECURITIES ACT”) AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, AND THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995, AND POORE BROTHERS, INC. (THE “COMPANY”) DESIRES TO TAKE ADVANTAGE OF THE “SAFE HARBOR” PROVISIONS THEREOF.  THEREFORE, THE COMPANY IS INCLUDING THIS STATEMENT FOR THE EXPRESS PURPOSE OF AVAILING ITSELF OF THE PROTECTIONS OF THE SAFE HARBOR WITH RESPECT TO ALL OF SUCH FORWARD-LOOKING STATEMENTS. IN THIS QUARTERLY REPORT ON FORM 10-Q, THE WORDS “ANTICIPATES,” “BELIEVES,” “EXPECTS,” “INTENDS,” “ESTIMATES,” “PROJECTS,” “WILL LIKELY RESULT,” “WILL CONTINUE,” “FUTURE” AND SIMILAR TERMS AND EXPRESSIONS IDENTIFY FORWARD-LOOKING STATEMENTS. THE FORWARD-LOOKING STATEMENTS IN THIS QUARTERLY REPORT ON FORM 10-Q REFLECT THE COMPANY’S CURRENT VIEWS WITH RESPECT TO FUTURE EVENTS AND FINANCIAL PERFORMANCE. THESE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES, INCLUDING SPECIFICALLY THE COMPANY’S RELATIVELY BRIEF OPERATING HISTORY, HISTORICAL OPERATING LOSSES AND THE POSSIBILITY OF FUTURE OPERATING LOSSES, THE POSSIBILITY THAT THE COMPANY WILL NEED ADDITIONAL FINANCING DUE TO FUTURE OPERATING LOSSES OR IN ORDER TO IMPLEMENT THE COMPANY’S BUSINESS STRATEGY, THE POSSIBLE DIVERSION OF MANAGEMENT RESOURCES FROM THE DAY-TO-DAY OPERATIONS OF THE COMPANY AS A RESULT OF STRATEGIC ACQUISITIONS, POTENTIAL DIFFICULTIES RESULTING FROM THE INTEGRATION OF ACQUIRED BUSINESSES WITH THE COMPANY’S BUSINESS, OTHER ACQUISITION-RELATED RISKS, SIGNIFICANT COMPETITION, CUSTOMER ACCEPTANCE OF NEW PRODUCTS, DEPENDENCE UPON MAJOR CUSTOMERS AND KEY EMPLOYEES, DEPENDENCE UPON LICENSE AGREEMENTS WITH THIRD PARTIES, RISKS RELATED TO THE FOOD PRODUCTS INDUSTRY (INCLUDING CONSUMER NUTRITIONAL CONCERNS, DIET TRENDS AND FOOD LABELING REQUIREMENTS), VOLATILITY OF THE MARKET PRICE OF THE COMPANY’S COMMON STOCK, THE POSSIBLE DE-LISTING OF THE COMMON STOCK FROM THE NASDAQ SMALLCAP MARKET IF THE COMPANY FAILS TO SATISFY THE APPLICABLE LISTING CRITERIA (INCLUDING A MINIMUM SHARE PRICE) IN THE FUTURE AND THOSE OTHER RISKS AND UNCERTAINTIES DISCUSSED HEREIN AND IN THE COMPANY’S OTHER PERIODIC REPORTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION, THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM HISTORICAL RESULTS OR THOSE ANTICIPATED.  IN LIGHT OF THESE RISKS AND UNCERTAINTIES, THERE CAN BE NO ASSURANCE THAT THE FORWARD-LOOKING INFORMATION CONTAINED IN THIS QUARTERLY REPORT ON FORM 10-Q WILL IN FACT TRANSPIRE OR PROVE TO BE ACCURATE.  READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THE FORWARD-LOOKING STATEMENTS CONTAINED HEREIN, WHICH SPEAK ONLY AS OF THE DATE HEREOF.  THE COMPANY UNDERTAKES NO OBLIGATION TO PUBLICLY REVISE THESE FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES THAT MAY ARISE AFTER THE DATE HEREOF. ALL SUBSEQUENT WRITTEN OR ORAL FORWARD-LOOKING STATEMENTS ATTRIBUTABLE TO THE COMPANY OR PERSONS ACTING ON ITS BEHALF ARE EXPRESSLY QUALIFIED IN THEIR ENTIRETY BY THIS SECTION.

Results of Operations

Quarter ended September 25, 2004 compared to the quarter ended September 27, 2003.

Net revenues increased 3% to $17.2 million compared to third-quarter 2003 net revenues of $16.7 million.  The Company’s revenue increase was driven by continued strong growth of T.G.I. Friday’s® brand salted snacks, principally in the convenience store and grocery channels.  Overall, T.G.I. Friday’s® brand salted snacks revenue was 15% higher than in the third quarter of 2003 and accounted for approximately 72% of the Company’s net revenue in the quarter.  The Company’s other brands rose modestly.  Last year’s results included approximately $1.2 million in revenues from Crunch Toons® and a distributed product line that have since been discontinued.

Net income for the third quarter was $1.0 million, or $0.05 per basic and diluted share, a 232% increase compared to third-quarter 2003 net income of $0.3 million, or $0.02 per basic and $0.01 per diluted share.  The improved profitability resulted from higher revenues, improved manufacturing efficiencies and strong spending management across the Company.

Gross profit in the third quarter increased 19% to $4.3 million, or 25% of net revenue, compared to $3.6 million, or 22% of net revenue, in the same quarter of 2003. The increase in gross profit percentage was attributable to improved manufacturing efficiencies and lower overall trade promotion spending.  Operating costs decreased to $2.7 million in the third quarter of 2004, down from $3.1 million in 2003, or 16% versus 19% of net revenue.  The higher level of spending in 2003 was driven principally by consumer marketing programs and other costs associated with the launch of Crunch Toons®.

Net interest expense was essentially flat in the third quarter of 2004 versus the comparable period in 2003.  Pre-tax income rose 239% to $1.6 million compared to $0.5 million in the same quarter of 2003.  The Company’s income tax rate in 2004 of approximately 38.7% is up slightly from last year’s rate of 37.4% reflecting higher state income taxes.

Nine months ended September 25, 2004 compared to the nine months ended September 27, 2003

For the nine months ended September 25, 2004, net revenue increased 4% to $52.3 million, compared with revenue of $50.5 million in the first nine months of the previous year.  Increased revenue was the result of the same factors affecting third-quarter results discussed above.  Net income for the nine months ended September 25, 2004 decreased 42% to $1.5 million, or $0.08 per basic and diluted share, compared with net income of $2.6 million, or $0.15 per basic and $0.14 per diluted share, in the prior-year period due to the impact of certain special items discussed below.

Net income for the nine-months ended September 27, 2003 included $1.2 million of after-tax income from an insurance claim settlement, partially offset by a $0.7 million in after-tax charges from the write-down of idle packaging equipment.  Net income for the nine-months ended September 25, 2004 included $1.1 million in after-tax charges for expenses associated with the discontinuance of the Crunch Toons® brand.  Excluding these special items, net revenues for the nine-months ended September 25, 2004 would have been $52.7 million and net income for the period would have been approximately $2.6 million, or $0.14 per basic and $0.13 per diluted share. Similarly, net income for the nine-months ended September 27, 2003 would have been approximately $2.0 million, or $0.12 per basic and $0.11 per diluted share.  Accordingly, net income would have reflected a 27% increase in 2004 over 2003 instead of the 42% decrease mentioned above.

Gross profit for the nine months ended September 25, 2004 was $10.6 million, or 20% of net revenues, as a result of being negatively impacted by the $1.8 million expenses associated with the Crunch Toons® brand discontinuance, compared to $10.4 million, or 21% of net revenues for the nine months ended September 27, 2003.  Excluding the brand discontinuance costs in 2004 and the $1.0 million packaging write-down in 2003, gross profit margins would have been approximately 24% and 23%, respectively, for the nine months ended September 25, 2004 and September 27, 2003.

Selling, general and administrative expenses remained flat at $8.0 million, but decreased as a percentage of net revenues to 15% for the nine months ended September 25, 2004 and 16% of net revenues for the nine months ended September 27, 2003.  The percentage decrease relates principally to increased net revenues.

Net interest expense decreased by 24% from the comparable period in 2003 due to lower long-term debt and interest rate reductions during the past year.  The Company’s income tax rate in 2004 of approximately 38.7% reflects higher state income taxes than the 37.5% rate used in 2003.

Liquidity and Capital Resources

Net working capital was $9.9 million (a current ratio of 2.3:1) at September 25, 2004 and $7.9 million (a current ratio of 2.2:1) at December 27, 2003.  For the nine months ended September 25, 2004, the Company generated cash flow of $6.3 million from operating activities, principally from lower receivables; invested $0.4 million in new equipment; and made $0.7 million in payments on long-term debt.

The U.S. Bancorp Credit Agreement consists of a $5.0 million Line of Credit, a $0.5 million capital expenditure line of credit (“CapEx Term Loan”) and a $5.8 million term loan (“Term Loan A”).  At September 25, 2004, there were no balances on either the Line of Credit or the CapEx Term Loan, and $1.6 million outstanding on Term Loan A.  The U.S.Bancorp Line of Credit matures October 31, 2005. The Company is evaluating its options to either payoff the Term Loan A and/or negotiate a new credit facility with a bank.  In July 2004, the U.S. Bancorp Credit Agreement was amended to modify certain financial covenants that allow the Company to exclude one-time extraordinary, non-operating gains/losses during the applicable period.

The U.S. Bancorp Credit Agreement is secured by accounts receivable, inventories, equipment and general intangibles.  Borrowings under the U.S. Bancorp Line of Credit are limited to 80% of eligible receivables, 60% of eligible finished goods inventories and 50% of eligible raw materials inventories.  At September 25, 2004, the Company had a borrowing base of approximately $3.9 million under the U.S. Bancorp Line of Credit.  The U.S. Bancorp Credit Agreement requires the Company to be in compliance with certain financial performance criteria, including minimum annual operating results, a minimum tangible capital base and a minimum fixed charge coverage ratio.  At September 25, 2004 the Company was in compliance with all of the financial covenants. Management believes that the fulfillment of the Company’s plans and objectives will enable the Company to attain a sufficient level of profitability to remain in compliance with these financial covenants.

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

Allowance for Doubtful Accounts.  The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments.  If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.  The allowance for doubtful accounts was $167,334 at September 25, 2004 and $347,147 at December 27, 2003, respectively.

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

Goodwill and Trademarks.  Goodwill and trademarks are reviewed for impairment annually, or more frequently, if impairment indicators arise.  Goodwill is required to be tested for impairment between the annual tests if an event occurs or circumstances change that more-likely-than-not reduce the fair value of a reporting unit below its carrying value.  Intangible assets with indefinite lives are required to be tested for impairment between the annual tests if an event occurs or circumstances change indicating that the asset might be impaired.  The Company believes at this time that the carrying values continue to be appropriate.

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

Income Taxes.  The Company has been profitable since 1999; however, it experienced significant net losses in prior fiscal years resulting in a net operating loss carryforward (“NOLC”) for federal income tax purposes of approximately $4.2 million at December 27, 2003.  Generally accepted accounting principles require that the Company record a valuation allowance against the deferred tax asset associated with this NOLC if it is “more likely than not” that the Company will not be able to utilize it to offset future taxes.  Subsequent revisions to the estimated net realizable value of the deferred tax asset could cause the provision for income taxes to vary significantly from period to period, although the cash tax payments will remain unaffected until the benefit of the NOLC is utilized.

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

Raw materials used by the Company are exposed to the impact of changing commodity prices.  The Company’s most significant raw material requirements include potatoes, potato flakes, wheat flour, corn and oil.  The Company attempts to minimize the effect of future price fluctuations related to the purchase of raw materials primarily through forward purchasing to cover future manufacturing requirements, generally for periods from one to 12 months.  Futures contracts are not used in combination with the forward purchasing of these raw materials.  The Company’s procurement practices are intended to reduce the risk of future price increases, but also may potentially limit the ability to benefit from possible price decreases.  Inflation and changing prices have not had a material impact on the Company’s net revenues and net income.  Increased transportation costs, driven by higher fuel prices, could result in higher commodity costs in the future.

The Company also has interest rate risk with respect to interest expense on variable rate debt, with rates based upon changes in the prime rate.  Therefore, the Company has an exposure to changes in those rates.  At September 25, 2004 the Company had $1.6 million of variable rate debt outstanding.  A hypothetical 10% adverse change in weighted average interest rates during fiscal 2004 would have had an unfavorable impact of less than $0.01 million on both the Company’s net earnings and cash flows.

The Company’s primary concentration of credit risk is related to certain trade accounts receivable.  In the normal course of business, the Company extends unsecured credit to its customers.  Substantially all of the Company’s customers are distributors or retailers whose sales are concentrated in the grocery industry, throughout the United States.  The Company investigates a customer’s credit worthiness before extending credit.  Two customers accounted for approximately 27% of net revenues for the nine months ended September 25, 2004 and for approximately 19% of the Company’s accounts receivable balance at the end of the quarter.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

On June 30, 2004, the Company issued 31,685 shares of unregistered common stock to a financial institution following the net exercise of a warrant previously issued to such institution in a private placement exempt from registration pursuant to Section 4(2) under the Securities Act of 1933 (as amended, the “Securities Act”), of which 18,315 shares were withheld by the issuer in payment of the exercise price of $1.00 per share.  In issuing the shares, the Company relied upon an exemption from registration pursuant to Section 4(2) on the basis that the transaction did not involve a public offering.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Submission of Matters to a Vote of Security Holders

None.

Item 5.    Other Information

As of July 19, 2004 the Company entered into an employment agreement with David Greenberg, the Company’s Senior Vice President - Marketing.  A copy of the employment agreement is filed as an exhibit to this Form 10-Q.

Item 6.    Exhibits

(a)           Exhibits:

10 —                    Executive Employment Agreement entered into as of July 19, 2004, by and between Poore Brothers, Inc. and David Greenberg. *

31 —                    Certification of Chief Executive Officer and Chief Financial Officer and Principal Accounting Officer pursuant to Rule 13a-14(a) or Rule 15(d)-14(a) *

32 —                    Certification of Chief Executive Officer and Chief Financial Officer and Principal Accounting Officer pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

*- Filed Herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POORE BROTHERS, INC.

	By:	/s/ Thomas W. Freeze
Dated: November 9, 2004		Thomas W. Freeze
President and Chief Executive Officer,
Chief Financial Officer,
Treasurer and Secretary
(principal financial and accounting officer)