Form 10-K
period 2004-12-25
POORE BROTHERS INC
filed 2005-03-22
CIK 944508

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 25, 2004

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

The aggregate market value of the voting stock (Common Stock, $.01 par value) held by non-affiliates of the Registrant was $26,187,413 based upon the closing market price on June 25, 2004, the last business day of the Registrant’s most recently completed second fiscal quarter.

The number of issued and outstanding shares of Common Stock, $.01 par value, as of March 11, 2005 was 19,647,561.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Registrant’s Annual Meeting of Shareholders to be held on May 17, 2005 are incorporated by reference into Part III of this Form 10-K.

EXCHANGE ACT REPORTS AVAILABLE ON COMPANY WEBSITE

Under “SEC Filings” on the “Investors” page of the Company’s website located at www.poorebrothers.com, the following filings are made available as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission: the Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statement on Schedule 14A related to the Company’s Annual Shareholders Meeting, and any amendments to those reports or statements filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, including all documents incorporated by reference, includes “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, and Poore Brothers, Inc. (the “Company”) desires to take advantage of the “safe harbor” provisions thereof.  Therefore, the Company is including this statement for the express purpose of availing itself of the protections of the safe harbor with respect to all of such forward-looking statements. In this Annual Report on Form 10-K, the words “anticipates,” “believes,” “expects,” “intends,” “estimates,” “projects,” “will likely result,” “will continue,” “future” and similar terms and expressions identify forward-looking statements. The forward-looking statements in this Annual Report on Form 10-K reflect the Company’s current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, including specifically the possibility that the Company will need additional financing due to future operating losses or in order to implement the Company’s business strategy, the possible diversion of management resources from the day-to-day operations of the Company as a result of strategic acquisitions, potential difficulties resulting from the integration of acquired businesses with the Company’s business, other acquisition-related risks, lack of consumer acceptance of existing and future products, dependence upon key license agreements, dependence upon major customers, significant competition, risks related to the food products industry, volatility of the market price of the Company’s common stock, par value $.01 per share (the “Common Stock”), the possible de-listing of the Common Stock from the Nasdaq SmallCap Market if the Company fails to satisfy the applicable listing criteria (including a minimum share price) in the future and those other risks and uncertainties discussed herein, that could cause actual results to differ materially from historical results or those anticipated.  In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this Annual Report on Form 10-K will in fact transpire or prove to be accurate.  Readers are cautioned to consider the specific risk factors described herein and in “Risk Factors,” and not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that may arise after the date hereof. All subsequent written or oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by this section.

Item 1.  Business

Description of Business

Poore Brothers, Inc. (the “Company”) is engaged in the development, production, marketing and distribution of innovative snack food products that are sold primarily through grocery retailers, mass merchandisers, club stores, convenience stores and vend distributors across the United States.  The Company currently manufactures and sells nationally T.G.I. Friday’s® brand salted snacks under license from TGI Friday’s Inc.  The Company also currently (i) manufactures and sells regionally its own brands of salted snack food products, including Poore Brothers®, Bob’s Texas Style®, and Boulder Potato Company® brand batch-fried potato chips and Tato Skins® brand potato snacks, (ii) manufactures private label potato chips for grocery retail chains in the southwest, and (iii) distributes in Arizona snack food products that are manufactured by others.  The Company sells its T.G.I. Friday’s® brand salted snack products to mass merchandisers, grocery, club and drug stores directly and to primarily convenience stores and vend operators through independent distributors.  The Company’s other brands are also sold through independent distributors.  For the fiscal years 2004, 2003 and 2002, net revenues totaled $68,734,763, $66,417,836 and $59,348,471, respectively, and T.G.I. Friday’s® brand salted snacks represented 72%, 61% and 60%, respectively, of the Company’s total net revenues.  See Note 11 “Business Segments and Significant Customers” to the financial statements included in Item 8.

	Percent of Total Revenues
	2004	2003	2002
Branded products	94%	91%	90%
Private label products	3%	3%	3%
Total manufactured products segment revenues	97%	94%	93%

Distributed products segment revenues	3%	6%	7%

Total revenues	100%	100%	100%

The Company produces T.G.I. Friday’s® brand salted snacks and Tato Skins® brand potato snacks utilizing a sheeting and frying process that includes patented technology.  T.G.I. Friday’s® brand salted snacks and Tato Skins® brand potato snacks are offered in several different flavors and formulations.  All of these products are manufactured at the Company’s leased facility in Bluffton, Indiana, except for Mozzarella Snack Sticks, Onion Rings and Hot Pepper Jack Cheese Fries products which are produced by contract manufacturers on behalf of the Company and sold under the T.G.I. Friday’s® brand name.

Poore Brothers®, Bob’s Texas Style® and Boulder Potato Company® brand potato chips are manufactured with a batch-frying process that the Company believes produces potato chips with enhanced crispness and flavor. Poore Brothers® potato chips are currently offered in ten flavors, Bob’s Texas Style® and Boulder Potato Company® potato chips are each offered in seven flavors.  The Company also manufactures potato chips for sale on a private label basis using a continuous frying process.  The Company’s potato chips are manufactured at a Company-owned facility in Goodyear, Arizona.  See “Products” and “Marketing and Distribution.”

The Company’s business objective is to build a diverse portfolio of national niche food brands that provide high quality products at competitive prices that are superior in taste, texture, flavor variety and brand personality to comparable products. A significant element of the Company’s growth strategy is to develop, acquire or license innovative snack food brands that provide strategic fit and possess strong national brand equity in order to expand, complement or diversify the Company’s existing business.  The Company also plans to increase sales of its existing brands and continue to improve profit margins through increased operating efficiencies and manufacturing capacity utilization.  See “Business Strategy.”

The Company’s executive offices are located at 3500 South La Cometa Drive, Goodyear, Arizona 85338, and its telephone number is (623) 932-6200.

Company History

The Company, a Delaware corporation, was formed in 1995 as a holding company to acquire a potato chip manufacturing and distribution business which had been founded by Donald and James Poore in 1986.

In December 1996, the Company completed an initial public offering of its Common Stock.  In November 1998, the Company acquired the business and certain assets (including the Bob’s Texas Style® potato chip brand) of Tejas Snacks, L.P. (“Tejas”), a Texas-based potato chip manufacturer.  In October 1999, the Company acquired Wabash Foods, LLC (“Wabash”) including the Tato Skins®, O’Boisies®, and Pizzarias® trademarks, the Bluffton, Indiana manufacturing operation and assumed all of Wabash Foods’ liabilities.  In June 2000, the Company acquired Boulder Natural Foods, Inc. (“Boulder”) and the Boulder Potato Company® brand of totally natural potato chips.  As part of the Boulder acquisition, the Company was required to issue additional unregistered shares of Common Stock to the seller on each of the first three anniversaries of the closing of the acquisition.  The issuance of such shares was dependent upon increases in sales of Boulder product as compared to previous periods.  In 2003, 2002 and 2001, the Company was required to issue 93,728 shares valued at $420,566, 88,864 shares valued at $210,786 and 57,898 shares valued at $185,274, respectively.  With each issuance of shares the Company increased the goodwill recorded from this acquisition.

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

In June 2003, the Company launched its Crunch Toons® brand potato snacks, initially featuring characters pursuant to a multi-year license agreement with Warner Bros. Consumer Products.  The Company decided to discontinue the brand in June 2004 and amended its license agreements with Warner Bros. Consumer Products.  See “Note 7.  Brand Discontinuance.”

In September 2004, the Company signed a multi-year license agreement with Cinnabon, Inc. pursuant to which the Company plans to develop and sell a variety of snack products, to include cookies and bars under the Cinnabon® brand.

Business Strategy

The Company has recently developed a more aggressive strategic plan to achieve a new long-term vision of being a $200 million marketer of Intensely DifferentTM food brands.  The Company’s business strategy is to continue building a diverse portfolio of national niche food brands with annualized revenues of $20 million to $50 million each through licensing, acquisition or development.  This represents a broadening of the Company’s strategy which previously was focused exclusively on salted snack foods.  The goals of this new strategy are to (i) capitalize on national niche market opportunities, (ii) deliver incremental category growth for retailers, (iii) provide product innovation targeted to a defined consumer segment, (iv) complement, rather than compete directly against, large national competitors with leading national brands, and (v) build relationships with major retailers in all channels of distribution by providing them higher margins, excellent customer service and constant innovation.  The primary elements of the Company’s long-term business strategy are as follows:

Develop, Acquire or License Innovative Food Brands.  A significant element of the Company’s business strategy is to develop, acquire or license new innovative food brands that provide strategic fit and possess strong national brand equity in order to expand, complement or diversify the Company’s existing business.  In October 2000 the Company initiated this element of its strategy by launching its first national niche brand, T.G.I. Friday’s® brand salted snacks, under an exclusive license from TGI Friday’s Inc.  In June 2003 the Company launched its second national niche brand, Crunch Toons®, featuring Looney Tunes™ characters, under a multi-year agreement with Warner Bros. Consumer Products.  This brand launch was unsuccessful and the brand was discontinued in June 2004.  The Company signed a license agreement in September 2004 to develop and sell Cinnabon® brand salted snacks, shelf-stable cookies and breakfast/snack bars under an exclusive license from Cinnabon, Inc.  These products are expected to commence initial shipments in the second quarter of 2005.  The Company plans to continue developing, acquiring or licensing additional national niche brands.

Broaden Distribution of Existing Brands.  The Company plans to increase distribution and build the market share of its existing branded products through selected trade activity in various existing or new markets and channels.  For example, the Company plans to expand sales to Canadian customers that it commenced in 2004 and is exploring other international market opportunities for its brands.  Marketing efforts may include, among other things, trade advertising and promotional programs with distributors and retailers, in-store advertisements, in-store displays and limited consumer advertising, public relations and coupon programs.

Develop New Products for Existing Brands.  In addition, the Company plans to continue its innovation activities to identify and develop (i) new line extensions for its brands, such as new flavors or products, and (ii) new food segments in which to expand the brand’s presence.  For example, in the second quarter of 2005 the Company plans to commence initial shipments of a new line of tender meat snacks under the T.G.I. Friday’s® brand.  In June 2000 the Company acquired the Boulder Potato Company® brand natural potato chips and plans in 2005 to re-position this brand.  This would allow the Company to identify potential additional food segments besides salted snacks in which to develop and launch new products.

Leverage Infrastructure and Capacity.  The Company’s Indiana and Arizona facilities are currently operating at approximately 40% and 50% of their respective manufacturing capacities.  The Company currently has arrangements with several grocery chains for the manufacture and distribution by the Company of their respective private label potato chips and believes that additional contract manufacturing opportunities exist.  While they are extremely price competitive and can be short in duration, the Company believes that they may provide a profitable opportunity for the Company to improve the capacity utilization of its facilities.  The Company intends to seek additional private label and contract manufacturing customers located near its facilities who demand superior product quality at a reasonable price.

The Company also utilizes contract manufacturers’ excess capacity to produce items that the Company does not have the equipment or know-how to manufacture.

Improve Profit Margins.  The Company plans to increase gross profit margins through increased revenues, improved operating efficiencies, and higher margin new products.  It believes that additional improvements to its manufactured products’ gross profit margins are possible with the achievement of the business strategies discussed above.  Depending on product mix, the Company believes that the existing manufacturing facilities could produce, in the aggregate, up to $150 million in annual revenue volume and thereby further reduce manufacturing product costs as a percentage of net revenue.

Products

Manufactured Snack Food Products.  The Company produces T.G.I. Friday’s® brand Potato Skins salted snacks and Tato Skins® brand potato crisps utilizing a sheeting and frying process.  T.G.I. Friday’s® brand salted snacks and Tato Skins® brand potato crisps are offered in several different flavors and formulations. All of these products are manufactured at the Company’s leased facility in Bluffton, Indiana, except for Mozzarella Snack Sticks, Onion Rings and Hot Pepper Jack Cheese Fries products which are produced by contract manufacturers on behalf of the Company and sold under the T.G.I. Friday’s® brand name.  The Company expects that its licensed Cinnabon® brand salted snacks, packaged cookies and breakfast/snack bars will be produced by contract manufacturers and sold under the Cinnabon® name.

Poore Brothers®, Bob’s Texas Style®, and Boulder Potato Company® brand potato chips are produced utilizing a batch-frying process and are marketed by the Company as premium products based on their distinctive combination of cooking method and variety of distinctive flavors.  Poore Brothers® potato chips are currently offered in ten flavors, Bob’s Texas Style® and Boulder Potato Company® potato chips are each offered in seven flavors.. The Company currently has agreements with several grocery chains pursuant to which the Company produces their respective private label potato chips in the styles and flavors specified by each grocery chain.

Distributed Snack Food Products.  The Company purchases and resells throughout Arizona snack food products manufactured by others.  Such products include pretzels, popcorn, dips, and meat snacks.  Effective February 1, 2004, the Company ceased distribution of Snyders’ pretzels which represented approximately 50%, or $2 million, of the distributed products segment revenues in 2003.  This revenue loss did not have a material adverse effect on the Company’s overall profitability in 2004.

Manufacturing

The Company’s manufacturing facility in Bluffton, Indiana includes three fryer lines that can produce an aggregate of up to approximately 9,000 pounds per hour of T.G.I. Friday’s® and Tato Skins® brand products.  The Indiana facility is currently operating at approximately 40% of capacity.  Certain T.G.I. Friday’s® and Tato Skins® brand products are produced utilizing a sheeting and frying process that includes some patented technology.  Some T.G.I. Friday’s® brand salted snack products are produced by contract manufacturers on behalf of the Company.  See “Patents, Trademarks and Licenses.”

The Company believes that a key element of the success to date of the Poore Brothers®, Bob’s Texas Style® and Boulder Potato Company® brand potato chips has been the Company’s use of certain cooking techniques and key ingredients in the manufacturing process to produce potato chips with improved flavor.  These techniques currently involve two elements: the Company’s use of a batch-frying process, as opposed to the conventional continuous line cooking method, and the Company’s use of distinctive seasonings to produce potato chips in a variety of flavors.  The Company believes that although the batch- frying process produces less volume, it is superior to conventional continuous line cooking methods because it enhances crispness and flavor through greater control over temperature and other cooking conditions.

The Arizona facility has the capacity to produce up to approximately 3,500 pounds of potato chips per hour, including 1,400 pounds of batch-fried branded potato chips per hour and 2,100 pounds of continuous fried private label potato chips per hour.  The Company owns additional batch-frying equipment which, if needed, could be installed without significant time or cost, and which would result in increased capacity to produce the batch-fried potato chips.  The Arizona facility is currently operating at approximately 50% of capacity.

There can be no assurance that the Company will obtain sufficient business to recoup the Company’s investments in its manufacturing facilities or to increase the utilization rates of such facilities.  See “Item 2. Properties.”

Marketing and Distribution

The Company’s T.G.I. Friday’s® brand snack food products have achieved significant market presence across a number of sales channels.  The Company attributes the success of its products in these markets to consumer loyalty.  The Company believes this loyalty results from the products’ differentiated taste, texture and flavor variety which result from its manufacturing processes.  The Company has retained Acosta, Inc., a leading national sales and marketing agency with employees and offices nationwide to represent T.G.I. Friday’s® brand salted snacks on behalf of the Company in the grocery and convenience store channels.  T.G.I. Friday’s® brand salted snacks are now sold in nearly 50% of U.S. grocery stores nationwide and in over 75% of the top 50 convenience store chains.  The Company’s own sales organization sells T.G.I. Friday’s® brand salted snacks in the mass, club and drug channels.  The Company also obtains significant sales on T.G.I. Friday’s® brand salted snacks in the vending channel nationwide through an independent network of brokers and distributors.  The Company expects to use these same selling and distribution methods to achieve a strong retail presence on its line of Cinnabon® branded products, which it expects to begin shipping in the second quarter of 2005.

The Company’s potato chip brands are distributed to grocery and other retailers primarily by a select group of independent distributors.  Poore Brothers® brand potato chip products have achieved significant market presence in the southwest United States.  The Company’s Bob’s Texas Style® brand potato chip products have achieved significant market presence in south/central Texas.  The Company’s Boulder Potato Company® brand potato chip products have achieved significant market presence in Colorado and in natural food stores nationwide.  The Company selects brokers and distributors for its branded products primarily on the basis of quality of service, call frequency on customers, financial capability and relationships they have with supermarkets and vending distributors, including access to shelf space for snack food.

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

The Company commenced selling internationally to Canadian customers during the fourth quarter of 2004 and is seeking opportunities to selectively expand its growth in other countries.

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

The Company’s marketing programs are designed to increase product trial and build brand awareness in core markets.  Most of the Company’s marketing spending has traditionally been focused on trade advertising and trade promotions designed to attract new consumers to the products at a reduced retail price, except in 2003, when the Company conducted national television advertising and coupon programs in connection with the launch of the Crunch Toons® brand.  The Company’s marketing programs also include selective event sponsorship designed to increase brand awareness and to provide opportunities to mass sample branded products.  Sponsorship of the Arizona Diamondbacks typifies the Company’s efforts to reach targeted consumers and provide them with a sample of the Company’s products to encourage new and repeat purchases.

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

Customers

Two customers of the Company, Wal*Mart (including its SAM’s Clubs) and Vistar, formerly Vending Services of America, a national vending distributor accounted for 21% and 14%, respectively, of the Company’s 2004 net revenues.  The remainder of the Company’s revenues were derived from sales to a limited number of additional customers, either grocery chains, club stores or regional distributors, none of which individually accounted for more than 10% of the Company’s revenues in 2004.  A decision by any of the Company’s major customers to cease or substantially reduce their purchases could have a material adverse effect on the Company’s business.

The majority of the Company’s revenues are attributable to external customers in the United States, however, the Company started selling product to Canadian customers in October, 2004.  All of the Company’s assets are located in the United States.

Market Overview and Competition

According to the Snack Food Association (“SFA”), the U.S. market for salted snack foods reached $23.5 billion at retail in 2003 (the latest year for which data is available) with potato chips, tortilla chips and potato crisps, accounting for nearly 50% of the market, and corn snacks, popcorn, pretzels, nuts, meat snacks and other products accounting for the balance.  Total salted snack sales, in dollar terms, increased in each of the last ten years, ranging from an increase of 8.5% (in 1997) to 0.3% (in 1995), with a 2003 increase of 4.5%.  Potato chip, tortilla chips and potato crisps combined sales in 2003 were $10.6 billion, a 0.2% increase over 2002 sales of $10.4 billion.

The Company expects to test-market new Cinnabon® branded products, such as bars and cookies, in the first half of 2005.

According to the Snack Food Association (“SFA”), the U.S. market for bakery foods reached $34.7 billion at retail in 2003 (the latest year for which data is available) with snack bars and cookies & crackers, accounting for nearly 40% of the market, and bread, baked sweet goods, refrigerated & frozen baked goods and other products accounting for the balance.

The Company’s products compete generally against other snack foods, including potato chips, tortilla chips, cookies, etc.  The snack food industry is large and highly competitive and is dominated by large food companies, including Frito-Lay, Inc., a subsidiary of PepsiCo, Inc., Nabisco, Keebler and Kraft.  These Companies possess substantially greater financial, production, marketing, distribution and other resources than the Company and brands that are more widely recognized than the Company’s products.  Numerous other companies that are actual or potential competitors of the Company, many with greater financial and other resources (including more employees and more extensive facilities) than the Company, offer products similar to those of the Company.  In addition, many of such competitors offer a wider range of products than offered by the Company.  Local or regional markets often have significant smaller competitors, many of whom offer products similar to those of the Company.  Expansion of the Company’s operations into new markets has and will continue to encounter significant competition from national, regional and local competitors that may be greater than that encountered by the Company in its existing markets.  In addition, such competitors may challenge the Company’s position in its existing markets.  While the Company believes that it has innovative products and methods of operation that will enable it to compete successfully, there can be no assurance of its ability to do so.

The principal competitive factors affecting the market of the Company’s products include product quality and taste, brand awareness among consumers, access to shelf space, price, advertising and promotion, variety of snacks offered, nutritional content, product packaging and package design.  The Company competes in the market principally on the basis of product quality and taste.  While products produced at the Company’s Bluffton, Indiana facility involve the use of certain licensed technology and unique manufacturing processes, the taste and quality of products produced at the Company’s Goodyear, Arizona facility is largely due to two elements of the Company’s manufacturing process: its use of batch-frying and its use of distinctive seasonings to produce a variety of flavors.  The Company does not have exclusive rights to the use of either element; consequently, competitors may incorporate such elements into their own processes.

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

As a direct result of the September 11, 2001 terrorism attack, the FDA issued the Bioterrorism Act of 2002 (“the Act”) to protect the U.S. food supply.  While there are four parts to the Act, only two of the provisions impact the Company.  One requirement for the Company was registration with the FDA as a U.S. Food Manufacturing Company, which the Company completed prior to the required date of December 12, 2003.  The second of the Act’s provisions pertaining to the Company relates to record retention.  The Company is required to retain records pertaining to its raw materials’ immediate previous sources (“one back”) as well as its finished goods’ subsequent recipients (“one up”) for twelve months.  The Act is effective January 1, 2005, and the Company believes it is currently compliant with this provision.

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

Employees

As of December 25, 2004, the Company had 271 full-time employees, including 225 in manufacturing and distribution, 21 in sales and marketing and 25 in administration and finance.  The Company’s employees are not represented by any collective bargaining organization and the Company has never experienced a work stoppage.  The Company believes that its relations with its employees are good.

Patents, Trademarks and Licenses

The Company produces T.G.I. Friday’s® brand salted snacks and Tato Skins® brand potato crisps utilizing a sheeting and frying process that includes patented technology that the Company licenses from Miles Willard Technologies, LLC, an Idaho limited liability company (“Miles Willard”).  Pursuant to the license agreement between the Company and Miles Willard, the Company has an exclusive right to use the patented technology within North America until the patents expire between 2004 and 2008.  In consideration for the use of these patents, the Company is required to make royalty payments to Miles Willard on sales of products manufactured utilizing the patented technology.  The Company does not believe that the expiration of these patents will have an adverse effect on the Company.

The Company licenses the T.G.I. Friday’s® brand salted snacks trademark from TGI Friday’s Inc. under a license agreement with a term expiring in 2014.  Pursuant to the license agreement, the Company is required to make royalty payments on sales of T.G.I. Friday’s® brand salted snack products and is required to achieve certain minimum sales levels by certain dates during the contract term.

The Company licenses the Cinnabon® brand for salted snacks, shelf-stable packaged cookies and breakfast/snack bars from Cinnabon Inc. under a license agreement with terms and options extending through 2015.  Pursuant to the license agreement, the Company is required to make royalty payments on sales of Cinnabon® brand products and is required to achieve certain minimum sales levels by certain dates during the contract term.

The Company continues to evaluate new licensing opportunities to broaden its product offering and to complement the growth of its existing T.G.I. Friday’s® and Cinnabon® product lines through the introduction of new products in salted snacks as well as other food categories.

The Company owns the following trademarks in the United States: Poore Brothers®, An Intensely Different Taste®, Texas Style®, Boulder Potato Company®, Tato Skins®, O’Boisies®, Pizzarias®, Braids® and Knots®.

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

Risk Factors

The following factors could affect operating results and should be considered in evaluating the Company.

Significant Future Expenses due to Implementation of Business Strategy. The Company has recently developed a more aggressive strategic plan to achieve a new long-term vision of being a $200 million marketer of Intensely DifferentTM food brands.  Such action is subject to the substantial risks, expenses and difficulties frequently encountered in the implementation of a new business strategy.  Even if the Company is successful in developing, acquiring and/or licensing new brands, and increasing distribution and sales volume of the Company’s existing products, it may require the Company to incur substantial additional expenses, including advertising and promotional costs, “slotting” expenses (i.e., the cost of obtaining shelf space in certain grocery stores), and integration costs of any future acquisitions. Accordingly, the Company may incur additional losses in the future as a result of the implementation of the Company’s business strategy, even if revenues increase significantly. There can be no assurance that the Company will be able to implement its new strategic plan, that its business strategy will prove successful or that it will be able to maintain profitability during such implementation.

Need for Additional Financing.  A significant element of the Company’s business strategy is the development, acquisition and/or licensing of innovative food brands, for the purpose of expanding, complementing and/or diversifying the Company’s business. In connection with each of the Company’s previous brand acquisitions, the Company borrowed funds or assumed additional indebtedness in order to satisfy a substantial portion of the consideration required to be paid by the Company.  The Company may, in the future, require additional third party financing (debt or equity) as a result of any future operating losses, in connection with the expansion of the Company’s business through non-acquisition means, in connection with any additional acquisitions completed by the Company, or to provide working capital for general corporate purposes.  There can be no assurance that any such required financing will be available or, if available, on terms attractive to the Company.  Any third party financing obtained by the Company may result in dilution of the equity interests of the Company’s shareholders.

Acquisition-Related Risks. A significant element of the Company’s business strategy is the pursuit of selected strategic acquisition opportunities for the purpose of expanding, complementing and/or diversifying the Company’s business.   However, no assurance can be given that the Company will be able to identify, finance and complete additional suitable acquisitions on acceptable terms, or that future acquisitions, if completed, will be successful.  Any future acquisitions could divert management’s attention from the daily operations of the Company and otherwise require additional management, operational and financial resources.  Moreover, there can be no assurance that the Company will be able to successfully integrate acquired companies or their management teams into the Company’s operating structure, retain management teams of acquired companies on a long-term basis, or operate acquired companies profitably. Acquisitions may also involve a number of other risks, including adverse short-term effects on the Company’s operating results, dependence on retaining key personnel and customers, and risks associated with unanticipated liabilities or contingencies.

Financial Covenants Pursuant to U.S. Bancorp Credit Agreement; Possible Acceleration of Indebtedness.  At December 25, 2004, the Company had outstanding indebtedness under a credit agreement with U.S. Bancorp (the “U.S. Bancorp Credit Agreement”) in the aggregate principal amount of $1,347,069. The indebtedness under the U.S. Bancorp Credit Agreement is secured by substantially all of the Company’s assets. The Company is required to comply with certain financial covenants pursuant to the U.S. Bancorp Credit Agreement so long as borrowings from U.S. Bancorp remain outstanding. Should the Company be in default under any of such covenants, U.S. Bancorp shall have the right, upon written notice and after the expiration of any applicable period during which such default may be cured, to demand immediate payment of all of the then unpaid principal and accrued but unpaid interest under the U.S. Bancorp Credit Agreement.  At December 25, 2004, the Company was in compliance with all financial covenants under the U.S. Bancorp Credit Agreement (including minimum annual operating results, minimum fixed charge coverage and minimum tangible capital requirements).  As the Company implements its business strategy, there can be no assurance that the Company will remain in compliance with the financial covenants in the future. Any acceleration of the borrowings under the U.S. Bancorp Credit Agreement prior to the applicable maturity dates could have a material adverse effect upon the Company. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

Volatility of Market Price of Common Stock. The market price of the Common Stock has experienced a high level of volatility since the completion of the Company’s initial public offering in December 1996. Commencing with an offering price of $3.50 per share in the initial public offering, the market price of the Common Stock experienced a substantial decline, reaching a low of $0.50 per share (based on last reported sale price of the Common Stock on the Nasdaq SmallCap Market) on December 22, 1998. During fiscal 2004, the market price of the Common Stock (based on last reported sale price of the Common Stock on the Nasdaq SmallCap Market) ranged from a high of $4.05 per share to a low of $2.07 per share.  The last reported sales price of the Common Stock on the Nasdaq SmallCap Market on March 11, 2005 was $3.25 per share. There can be no assurance as to the future market price of the Common Stock.  See “Compliance with Nasdaq Listing Maintenance Requirements.”

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

Competition.  The market for snack foods, such as those sold by the Company, including potato chips, cookies and meat snacks, is large and intensely competitive. Competitive factors in the snack food industry include product quality and taste, brand awareness among consumers, access to supermarket shelf space, price, advertising and promotion, variety of snacks offered, nutritional content, product packaging and package design. The Company competes in that market principally on the basis of product taste and quality.

The snack food industry is dominated by large food companies, including Frito-Lay, Inc., Nabisco and others which have substantially greater financial and other resources than the Company and sells brands that are more widely recognized than are the Company’s products. Numerous other companies that are actual or potential competitors of the Company, many with greater financial and other resources (including more employees and more extensive facilities) than the Company, offer products similar to those of the Company. In addition, many of such competitors offer a wider range of products than that offered by the Company. Local or regional markets often have significant smaller competitors, many of whom offer products similar to those of the Company. Expansion of Company operations into new markets has and will continue to encounter significant competition from national, regional and local competitors that may be greater than that encountered by the Company in its existing markets. In addition, such competitors may challenge the Company’s position in its existing markets. While the Company believes that its innovative products and methods of operation will enable it to compete successfully, there can be no assurance of its ability to do so.

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

No Assurance of Consumer Acceptance of Company’s Existing and Future Products.  Consumer preferences for snack foods are continually changing and are extremely difficult to predict. The ability of the Company to generate revenues in new markets will depend upon customer acceptance of the Company’s products. In the first half of 2005, the Company plans to test-market new Cinnabon® branded products, such as cookies and bars, as well as a new product category, meat snacks, several new salted snack products under the T.G.I. Friday’s® brand, and intends to introduce more new product lines in the future.  The success of new products will be key to the success of the Company’s business plan and there can be no assurance that the Company will succeed in the development of any new products or that any new products developed by the Company will achieve market acceptance or generate meaningful revenue for the Company.

Risks from International Expansion.  The Company plans to expand sales to Canadian customers that it commenced in 2004 and is exploring other international market opportunities for its brands.  Such expansion may require significant management attention and financial resources and may not produce desired levels of revenue.  International business is subject to inherent risks, including longer accounts receivable collection cycles, difficulties in managing operations across disparate geographical areas, difficulties enforcing agreements and intellectual property rights, fluctuations in local economic, market and political conditions, compliance requirements with U.S. and foreign export regulations, potential adverse tax consequences and currency exchange rate fluctuations.

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

Lack of Proprietary Manufacturing Methods for Certain Products.  The Company licenses patented technology from a third party in connection with the manufacture of its T.G.I. Friday’s® and Tato Skins® brand products and has an exclusive right to use such technology within North America until the patents expire between 2004 and 2008.  Competitors of the Company, certain of which may have significantly greater resources than the Company, may utilize different technology in the manufacture of products that are similar to those currently manufactured, or that may in the future be manufactured, by the Company.  The entry of any such products into the marketplace could have a material adverse effect on sales of T.G.I. Friday’s ® and Tato Skins® brand products, as well as any such future products, by the Company.

The taste and quality of Poore Brothers®, Bob’s Texas Style®, and Boulder Potato Company® brand potato chips is largely due to two elements of the Company’s manufacturing process: its use of batch-frying and its use of distinctive seasonings to produce a variety of flavors.  The Company does not have exclusive rights to the use of either element; consequently, competitors may incorporate such elements into their own processes.

Dependence Upon Key Snack Food Brands; Dependence Upon T.G.I. Friday’s® and Cinnabon® License Agreements and Future License Agreements.  The Company derives a substantial portion of its revenue from a limited number of snack food brands.  For the year ended December 25, 2004, over 70% of the Company’s net revenues were attributable to the T.G.I. Friday’s® brand products and the Poore Brothers® brand products.  A decrease in the popularity of a particular snack food brand during any year could have a material adverse effect on the Company’s business, financial condition and results of operations.  There can be no assurance that any of the Company’s snack food brands will retain their historical levels of popularity or increase in popularity.  Any impact to a licensed brand’s reputation could also lead to an impact on the Company’s snack food products associated with that brand.  Decreased sales from any one of the key snack food brands without a corresponding increase in sales from other existing or newly introduced products would have a material adverse effect on the Company’s financial condition and results of operations.  Furthermore, the T.G.I. Friday’s® brand products are manufactured and sold by the Company pursuant to a license agreement by and between the Company and TGI Friday’s Inc. which expires in 2014.  Pursuant to the license agreement, the Company is subject to various requirements and conditions (including, without limitation, minimum sales targets).  The failure of the Company to comply with certain of such requirements and conditions could result in the early termination of the license agreement by TGI Friday’s Inc.  Any termination of the license agreement, whether at the expiration of its term or prior thereto, could have a material adverse effect on the Company’s financial condition and results of operations.

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

Dependence Upon Major Customers.  Two customers of the Company, Wal*Mart (including its SAM’s Clubs), and Vistar, formerly Vending Services of America, a national vending distributor accounted for 21% and 14%, respectively, of the Company’s 2004 net revenues, with the remainder of the Company’s net revenues being derived from sales to a limited number of additional customers, either grocery chains or regional distributors, none of which individually accounted for more than 10% of the Company’s revenues for 2004.  A decision by any major customer to cease or substantially reduce its purchases could have a material adverse effect on the Company’s business.

Reliance on Key Employees.  The Company’s success is dependent in large part upon the abilities of its executive officers, including Thomas W. Freeze, President and Chief Executive Officer, Glen E. Flook, Executive Vice President of Innovation, Thomas F. Tierney, Senior Vice President of Sales and Richard M. Finkbeiner, Senior Vice President and Chief Financial Officer.  The Company’s refocused business strategy will challenge its executive officers, and the inability of such officers to perform their duties or the inability of the Company to attract and retain other highly qualified personnel could have a material adverse effect upon the Company’s business and prospects.

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

As a direct result of the September 11, 2001 terrorism attack, the FDA issued the Bioterrorism Act of 2002 (“the Act”) to protect the U.S. food supply.  While there are four parts to the Act, only two of the provisions impact the Company.  One requirement for the Company was registration with the FDA as a U.S. Food Manufacturing Company, which the Company completed prior to the required date of December 12, 2003.  The second of the Act’s provisions pertaining to the Company relates to record retention.  The Company is required to retain records pertaining to its raw materials’ immediate previous sources (“one back”) as well as its finished goods’ subsequent recipients (“one up”) for twelve months. The Act is effective January 1, 2005, and the Company believes it is currently compliant with this provision.

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

Significant Shareholders; Possible Change in Control.  As a result of the Wabash Foods acquisition, Capital Foods, LLC (“Capital Foods”) (an affiliate of the former owner of Wabash Foods) became the single largest shareholder of the Company, currently holding approximately 23% of the outstanding shares of Common Stock based on Capital Foods’ Schedule 13G filing.  Accordingly, Capital Foods is in a position to exercise substantial influence on the business and affairs of the Company.  In addition, Renaissance Capital Group, Inc. manages three funds, Renaissance Capital Growth & Income Fund III, Inc., Renaissance U.S. Growth & Income Trust PLC, and BFS US Special Opportunities Trust PLC, which, based on their Schedule 13G filings, are currently the beneficial owners of approximately 7%, 4% and 4%, respectively, of the outstanding shares of Common Stock of the Company.  Capital Foods, Renaissance Capital Growth & Income Fund III, Inc., Renaissance U.S. Growth & Income Trust PLC, and BFS US Special Opportunities Trust PLC are hereinafter referred to collectively as the “Significant Shareholders”.  Although the Company is not aware of any plans or proposals on the part of any Significant Shareholder to recommend or undertake any material change in the management or business of the Company, there is no assurance that a Significant Shareholder will not adopt or support any such plans or proposals in the future.

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

Approximately 5,699,900 shares of outstanding Common Stock issued by the Company are subject to “piggyback” registration rights granted by the Company, pursuant to which such shares of Common Stock may be registered under the Securities Act and, as a result, become freely tradable in the future.  All or a portion of such shares may, at the election of the holders thereof, be included in the BFS Registration Statement and, upon the effectiveness thereof, may be sold in the public markets.

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

Item 2.  Properties

The Company leases a 140,000 square foot facility located on 15 acres of land in Bluffton, Indiana, approximately 20 miles south of Ft. Wayne, Indiana.  The Company has entered into a lease expiring in April 2018 with respect to the facility and the lease has two five-year renewal options.  Current lease payments are approximately $22,000 per month.  The lease payments are subject to an annual CPI-based increase.  The Company produces its T.G.I. Friday’s® brand snacks and Tato Skins® brand potato snacks at the Bluffton, Indiana facility.

The Company also leases one-half of a 200,000 square foot facility in Bluffton, Indiana which is used as a distribution center.  The Company has entered into a lease expiring in November 2006 with respect to the facility and the lease has two three-year renewal options.  Current lease payments are approximately $31,500 per month.

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

Item 4.  Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s Common Stock is traded on the Nasdaq SmallCap Market tier of the Nasdaq Stock Market under the symbol “SNAK”.  There were approximately 4,000 shareholders of record on March 20, 2005.  The Company has never declared or paid any dividends on the shares of Common Stock.  Management intends to retain any future earnings for the operation and expansion of the Company’s business and does not anticipate paying any dividends at any time in the foreseeable future.  Additionally, certain debt agreements of the Company limit the Company’s ability to declare and pay dividends.

The following table sets forth the range of high and low sale prices of the Company’s Common Stock as reported on the Nasdaq SmallCap Market for each quarter of the fiscal years ended December 25, 2004 and December 27, 2003.

	Sales Prices
Period of Quotation	High	Low
Fiscal 2003:
First Quarter	$2.55	$1.90
Second Quarter	$4.15	$1.99
Third Quarter	$5.60	$3.91
Fourth Quarter	$5.28	$3.30

Fiscal 2004:
First Quarter	$4.05	$2.83
Second Quarter	$3.45	$2.38
Third Quarter	$2.89	$2.07
Fourth Quarter	$3.34	$2.53

Item 6.  Selected Financial Data

FIVE YEAR FINANCIAL SUMMARY

(In millions except share and per share data)

	2004	2003	2002	2001	2000
Statements of Earnings Data
Net revenues	$68.7	$66.4	$59.3	$53.9	$39.1
Gross profit	14.3	13.3	11.3	10.9	7.7
Operating income	3.7	0.0	2.7	2.1	1.9
Net income	2.1	1.1	2.6	1.0	0.7

Net income per share – diluted	$0.11	$0.06	$0.15	$0.06	$0.05
Weighted average common shares	18,947,533	18,476,486	17,826,953	17,198,648	15,129,593

Balance Sheet Data
Net working capital	$11.7	$7.9	$2.0	$2.0	$0.8
Total assets	40.1	36.6	31.8	31.7	30.3
Long-term debt	1.7	3.1	4.1	8.7	9.0
Shareholders’ equity	28.8	25.1	20.7	16.8	14.3

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

Overview

Poore Brothers, Inc. (the “Company”) is engaged in the development, production, marketing and distribution of innovative snack food products that are sold primarily through grocery retailers, mass merchandisers, club stores, convenience stores and vend distributors across the United States.  The Company currently manufactures and sells nationally T.G.I. Friday’s® brand salted snacks under license from TGI Friday’s Inc. The Company also currently (i) manufactures and sells regionally its own brands of salted snack food products, including Poore Brothers®, Bob’s Texas Style®, and Boulder Potato Company® brand batch-fried potato chips and Tato Skins® brand potato snacks, (ii) manufactures private label potato chips for grocery retail chains in the southwest, and (iii) distributes in Arizona snack food products that are manufactured by others.

Fiscal 2004 results were the sixth straight year of profitability and increased revenue for the Company.  The Company’s net revenue grew 3% in fiscal 2004.  T.G.I. Friday’s®, which comprised 72% of total net revenue, grew 21%.  Our batch-fried chips growth rate was flat.  Tato Skins® brand declined, mostly because of the cannibalization of T.G.I. Friday’s® brand.  Excluding discontinued products, our growth rate was 12%.  The introduction of the Crunch Toons® brand during fiscal 2003 did not meet expectations and was discontinued in June 2004.  Net revenue from Crunch Toons® was $0.3 million and $3.4 million in fiscal 2004 and 2003, respectively.  Also, a distributed product was discontinued in early 2004 which represented a $2.0 million decline in net revenue in fiscal 2004.  The table below highlights the changes between years:

Net Revenue Comparison

($ in millions)

	2004	2003	% Change
T.G.I. Friday’s®	$49.1	$40.5	+21%
Potato Chips and Other	19.3	20.5	-6
Subtotal	68.4	61.0	+12
Discontinued Products	0.3	5.4	-94
Total	$68.7	$66.4	+3%

The market for snack foods, such as potato chips, tortilla chips, meat snacks and cookies, is large and intensely competitive.  The industry is dominated by several significant competitors and include many other competitors with greater financial and other resources than the Company.  However, the Company’s growth has exceeded the industry average over the last few years primarily due to its growth from T.G.I. Friday’s® branded products.  This growth has been due to penetration into new and existing accounts, primarily in vend, mass, grocery and convenience stores.  However, this growth will slow unless the

Company continues to add new products to stimulate consumer purchases.  In addition, the Company needs to diversify and expand into other food categories in an effort to reduce its reliance on a single brand.

The Company has been profitable for six straight years.  This has been accomplished through sales growth, operating efficiency gains and tight controls over spending.  The Company generally has kept spending in line with revenue growth, except with respect to our national advertising for Crunch Toons® in 2003.

In late 2004 the Company developed a more aggressive strategic plan to achieve a new vision of being a $200 million marketer of Intensely Different™ food brands.  Our plans include continuing to identify new licensing opportunities, such as Cinnabon®, to broaden our product offering and to complement the growth of our existing T.G.I. Friday’s® products through the introduction of new products in snacks as well as other food categories.  The Company commenced selling internationally to Canadian customers during the fourth quarter of fiscal 2004 and it will continue to seek opportunities to selectively expand its growth in other countries.  In addition, we have activated an acquisition strategy to help us accelerate our growth in order to leverage our existing competencies or gain new ones.  Specifically, in the first half of 2005, we will be test-marketing our new Cinnabon® branded products, such as cookies and bars, as well as a new product category, meat snacks, and several new salted snack products under our T.G.I. Friday’s® brand.

In connection with the implementation of the Company’s new business strategy, the Company is likely to require future debt or equity financings (particularly in connection with future strategic acquisitions).  Expenditures stemming from acquisition-related integration costs, trade and consumer marketing programs and new product development may adversely affect operating expenses and consequently may adversely affect operating and net income.

Results of Operations

The following discussion summarizes the significant factors affecting the consolidated operating results, financial condition, liquidity and capital resources of the Company.  This discussion should be read in conjunction with Item 8: “Financial Statements and Supplementary Data” and the “Cautionary Statement on Forward-Looking Statements” on page 4.

Year ended December 25, 2004 compared to the year ended December 27, 2003

	2004		2003		Difference
(dollars in millions)	$	% of Rev	$	% of Rev	$	%
Net revenues	$68.7	100.0%	$66.4	100.0%	$2.3	3.5%
Cost of revenues	52.7	76.7	52.1	78.4	0.6	1.3
Write-down of equipment/brand discontinuance	1.7	2.5	1.0	1.5	0.7	67.3
Gross profit	14.3	20.8	13.3	20.1	1.0	7.1
Selling, general and administrative expenses	10.6	15.4	13.3	20.0	(2.8)	(20.6)
Operating income	3.7	5.4	0.0	0.0	3.7	3700
Insurance claim settlement income, net	—	0.0	1.9	2.9	(1.9)	(100.0)
Interest expense, net	(0.2)	(0.3)	(0.2)	(0.4)	0.0	0.0
Income before income taxes	3.5	5.1	1.7	2.6	1.8	109.1
Income tax (provision)	(1.4)	(2.0)	(0.6)	(1.0)	0.8	119.2
Net income	$2.1	3.1%	$1.1	1.6%	$1.0	102.9%

For the fiscal year ended December 25, 2004, net revenue increased 3% to $68.7 million, compared with net revenue of $66.4 million for the previous fiscal year. T.G.I. Friday’s® brand snacks net revenue increased 21% over fiscal 2003, accounting for 72% of the Company’s total net revenue for fiscal 2004.  The Company’s batch-fried kettle chip brands were flat in comparison to fiscal 2003 and the Tato Skin® brand declined in fiscal 2004.  The Company’s discontinued Crunch Toons® brand snacks declined $3.1 million in net revenue versus last year and distributed products segment revenue declined $2.0 million due to the discontinuance of a product line.

Gross profit for 2004 increased to $14.3 million, or 21% of net revenue, compared to $13.3 million, or 20% of net revenue, in 2003.  Cost of revenues decreased from 78.4% of net revenue last year to 76.7% this year.  The improvement was due to efficiency gains in manufacturing and supply chain partially offset by an increase in freight costs.  Due to some idled packaging equipment, there were $0.3 million and $1.0 million of equipment write-downs in 2004 and 2003, respectively.  Also included in 2004 cost of revenues was $1.4 million of Crunch Toons® brand discontinuance costs.

Selling, general and administrative expenses decreased to $10.6 million in fiscal 2004, down from $13.3 million in 2003, or 15% versus 20% of net revenue.  The decrease was primarily due to $3.5 million of consumer marketing costs associated with the Crunch Toons® brand launch in 2003.

In fiscal 2003, other income and expense included $1.9 million of pre-tax income from an insurance claim settlement.

The provision for income taxes increased to 39.7% of income before income taxes in fiscal 2004 from 37.9% in fiscal 2003 primarily due to an increase in state taxes.

Net income for 2004 increased 103% to $2.1 million, or $0.11 per basic and diluted share, compared with net income of $1.1 million, or $0.06 per basic and diluted share, in the prior year period.

Year ended December 27, 2003 compared to the year ended December 28, 2002

	2003		2002		Difference
	$	% of Rev	$	% of Rev	$	%
Net revenues	$66.4	100.0%	$59.3	100.0%	$7.1	11.9%
Cost of revenues	52.1	78.3	48.0	80.9	4.1	8.4
Write-down of equipment/brand discontinuance	1.0	1.6	0.0	0.0	1.0	100.0
Gross profit	13.3	20.1	11.3	19.1	2.0	17.7
Selling, general and administrative expenses	13.3	20.0	8.6	14.6	4.7	53.9
Operating income	0.0	0.0	2.7	4.5	(2.7)	(99.0)
Insurance claim settlement income, net	1.9	2.9	0.3	0.4	1.6	639.8
Interest expense, net	(0.2)	(0.4)	(0.5)	(0.9)	0.3	53.2
Income before income taxes	1.7	2.6	2.4	4.0	(0.7)	(29.2)
Income tax benefit (provision)	(0.6)	(1.0)	0.2	0.4	(0.8)	(364.3)
Net income	$1.1	1.6%	$2.6	4.4%	$(1.5)	(60.1)%

For the fiscal year ended December 27, 2003, net revenue increased 12% to $66.4 million, compared with revenue of $59.3 million for the previous fiscal year.  The Company’s net revenue increased in the manufactured products segment as a result of growth in the T.G.I. Friday’s® brand snacks.  Overall, T.G.I. Friday’s® brand snacks revenue was 13% higher than in 2002, accounting for approximately 61% of the Company’s net revenue for the year.  The Company’s Crunch Toons® brand snacks contributed $3.4 million in net revenue during the year.  The growth from these brands was partially offset by anticipated lower shipments of Tato Skins® brand snacks in the vending channel which resulted from our deliberate efforts to cannibalize the brand with T.G.I. Friday’s® brand snacks, and by slightly lower revenue from private label potato chips.  The Company’s batch-fried kettle chip brands were flat versus 2002 and the distributed products segment rose modestly.

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

Other income and expense included $1.9 million and $0.3 million of pre-tax income from an insurance claim settlement in fiscal years 2003 and 2002, respectively.

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

Liquidity and Capital Resources

Net working capital was $11.7 million (a current ratio of 2.6:1) and $7.9 million (a current ratio of 2.2:1) at December 25, 2004 and December 27, 2003, respectively.  For the fiscal year ended December 25, 2004, the Company generated cash flow of $6.5 million from operating activities, invested $0.5 million in new equipment, made $1.0 million in payments on long-term debt and received $1.3 million in proceeds from the issuance of Common Stock.  For the fiscal year ended December 27, 2003, the Company generated cash flow of $2.0 million from operating activities, invested $1.1 million in new equipment, made $1.1 million in payments on long-term debt and received $2.0 million in proceeds from issuance of Common Stock pursuant to the exercise of stock options.  For the fiscal year ended December 28, 2002, the Company generated cash flow of $5.8 million from operating activities, invested $0.6 million in new equipment, and made $5.4 million in net payments on long-term debt.

The U.S. Bancorp Credit Agreement consists of a $5.0 million Line of Credit, a $0.5 million capital expenditure line of credit (CapEx Term Loan”) and a $5.8 million term loan (“Term Loan A”).  The Company is evaluating its options to either payoff the Term Loan A and/or negotiate a new credit facility with a bank.  In July 2004, the U.S. Bancorp Credit Agreement was amended again to modify certain financial covenants that allow the Company to exclude one-time extraordinary, non-operating gains/losses during the applicable period.

The U.S. Bancorp Credit Agreement is secured by accounts receivable, inventories, equipment and general intangibles.  Borrowings under the line of credit are limited to 80% of eligible receivables 60% of eligible finished goods inventories and 50% of eligible raw materials inventories.  At December 25, 2004, the Company had a borrowing base of approximately $4.2 million under the U.S. Bancorp Line of Credit.  The U.S. Bancorp Credit Agreement requires the Company to be in compliance with certain financial performance criteria, including minimum annual operating results, a minimum tangible capital base and a minimum fixed charge coverage ratio.  At December 25, 2004, the Company was in compliance with all of the financial covenants.  Management believes that the fulfillment of the Company’s plans and objectives will enable the Company to attain a sufficient level of profitability to remain in compliance with these financial covenants. There can be no assurance, however, that the Company will attain any such profitability and remain in compliance.  As of December 25, 2004, there was no outstanding balance on the U.S. Bancorp Line of Credit and $1.3 million on the U.S. Bancorp Term Loan A.

The Company’s Goodyear, Arizona manufacturing, distribution and headquarters facility is subject to a $1.8 million mortgage loan from Morgan Guaranty Trust Company of New York, bears interest at 9.03% per annum and is secured by the building and the land on which it is located.  The loan matures on July 1, 2012; however monthly principal and interest installments of $16,825 are determined based on a twenty-year amortization period.

During 2004, 2003 and 2002, the Company received $1.3 million, $2.0 million and $0.6 million of proceeds from the issuance of Common Stock.  Proceeds in 2004 and 2003 were primarily due to the exercise of stock options.

At December 25, 2004, the Company had a net operating loss carryforward available for federal income taxes of approximately $1.9 million.  The Company’s accumulated net operating loss carryforward will begin to expire in varying amounts between 2010 and 2018.

Off-Balance Sheet Arrangements

Under SEC regulations, in certain circumstances, we are required to make certain disclosures regarding the following off-balance sheet arrangements, if material:

•      Any obligation under certain guarantee contracts;

•      Any retained or contingent interest in assets transferred to an unconsolidated entity or similar arrangement that serves as credit, liquidity or market risk support to that entity for such assets;

•      Any obligation under certain derivative instruments;

•      Any obligation arising out of a material variable interest held by us in an unconsolidated entity that provides financing, liquidity, market risk or credit risk support to us, or engages in leasing, hedging or research and development services with us.

We do not have any off-balance sheet arrangements that we are required to disclose pursuant to these regulations, other than those described in the Notes to Consolidated Financial Statements.  We do not have, nor do we engage in, transactions with any special purpose entities.  We are not engaged in hedging activities and had no forward exchange contracts or other derivatives outstanding at December 25, 2004.  In the ordinary course of business, we enter into operating lease commitments, purchase commitments and other contractual obligations.  These transactions are recognized in our financial statements in accordance with generally accepted accounting principles in the United States, and are more fully discussed below.

Contractual Obligations

The following table outlines the Company’s future contractual financial obligations as of December 25, 2004, due by period:

	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
Long-term debt	$3,119,801	$1,390,667	$99,894	$119,585	$1,509,655
Operating leases	6,879,564	1,419,066	2,297,894	892,922	2,269,682
Outside Warehouse Minimum Monthly Usage Charges	4,752,000	1,188,000	2,376,000	1,188,000	—
Royalty payments (i)	633,600	258,400	276,800	98,400	—
Lease payments on machine (ii)	326,904	163,452	163,452	—	—
Total contractual cash obligations	$15,711,869	$4,419,585	$5,214,040	$2,298,907	$3,779,337

For information regarding the Company’s long-term debt, please read “Liquidity and Capital Resources” above and Note 6 in Item 8.

The Company has entered into a variety of operating leases for equipment and facilities.  For information regarding the Company’s facility leases, please read “Item 2:  Properties” and Note 8 in Item 8.

(i) remaining minimum royalty payments due licensors pursuant to brand licensing agreements discussed in “Item 1: Business” under the “Patents, Trademarks and Licenses” section and (ii) remaining lease payments relating to a machine the Company determined as not to be used in the future discussed in “Item 7: Brand Discontinuance.”

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

Allowance for Doubtful Accounts.  The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments.  If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.  The allowance for doubtful accounts was $89,000 and $347,000 at December 25, 2004 and December 27, 2003, respectively.

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

Income Taxes.  The Company has been profitable since 1999; however, it experienced significant net losses in prior fiscal years resulting in a net operating loss (“NOL”) carryforward for federal income tax purposes of approximately $1.9 million at December 25, 2004.  Generally accepted accounting principles require that the Company record a valuation allowance against the deferred tax asset associated with this NOL if it is “more likely than not” that the Company will not be able to utilize it to offset future taxes.

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

New Accounting Pronouncements

In January 2003, the FASB issued interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities – An Interpretation of Accounting Research Bulletin (“ARB”) No. 51.”  This interpretation was subsequently revised by FIN 46 (Revised 2003) in December 2003.  This revised interpretation states that consolidation of variable interest entities will be required by the primary beneficiary if the entities do not effectively disperse risks among the parties involved.  The requirements are effective for fiscal years ending after December 15, 2003 for special-purpose entities and for all other types of entities for periods ending after March 31, 2004.  The Company has no variable interest entities and the adoption of FIN No. 46 (R) did not impact our operations or financial position.

On December 16, 2004, the FASB issued SFAS No. 123R, “Share-Based Payment,” requiring all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense in the consolidated financial statements based on their fair values. This standard is effective for periods beginning after June 15, 2005 and includes two transition methods. Upon adoption, we will be required to use either the modified prospective or the modified retrospective transition method. Under the modified prospective method, awards that are granted, modified, or settled after the date of adoption should be measured and accounted for in accordance with SFAS 123R. Unvested equity-classified awards that were granted prior to the effective date should continue to be accounted for in accordance with SFAS 123 except that amounts must be recognized in the income statement. Under the modified retrospective approach, the previously-reported amounts are restated (either to the beginning of the year of adoption or for all periods presented) to reflect the SFAS 123 amounts in the income statement. We are currently evaluating the impact of this standard and its transitional alternatives.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs”.  This statement clarifies the accounting for the abnormal amount of idle facilities expense, freight, handling costs and wasted material.  This statement requires that those items be recognized as current-period expense.  In addition, the statement requires that allocation of fixed overhead to the cost of conversion be based on the normal capacity of the production facilities.  This statement is effective for inventory costs incurred after December 31, 2005.  Adoption of this statement will not have a material effect on the financial statements of the Company.

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

The Company has interest rate risk with respect to interest expense on variable rate debt, with rates based upon changes in the prime rate.  Therefore, the Company has an exposure to changes in those rates.  At December 25, 2004 and December 27, 2003, the Company had $1.3 million and $2.3 million of variable rate debt outstanding.  A hypothetical 10% adverse change in weighted average interest rates during fiscal 2004 and 2003 would have had minimal impact on both the Company’s net earnings and cash flows.

The Company’s primary concentration of credit risk is related to certain trade accounts receivable.  In the normal course of business, the Company extends unsecured credit to its customers.  In 2004 and 2003, substantially all of the Company’s customers were distributors or retailers whose sales were concentrated in the grocery industry, throughout the United States.  The Company investigates a customer’s credit worthiness before extending credit.  At December 25, 2004, two customers accounted for approximately 32% of the Company’s accounts receivable.

Item 8.  Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
Consolidated balance sheets as of December 25, 2004 and December 27, 2003
Consolidated statements of income for the years ended December 25, 2004, December 27, 2003 and December 28, 2002
Consolidated statements of shareholders’ equity for the years ended December 25, 2004, December 27, 2003 and December 28, 2002
Consolidated statements of cash flows for the years ended December 25, 2004, December 27, 2003 and December 28, 2002
Notes to consolidated financial statements

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

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

(b)     Change in Internal Control over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors and Executive Officers of the Registrant

Code of Ethics.

Each of the Company’s directors, officers and employees are required to comply with the Poore Brothers, Inc. Code of Business Conduct and Ethics adopted by the Company. The Code of Business Conduct and Ethics sets forth policies covering a broad range of subjects and requires strict adherence to laws and regulations applicable to the Company’s business. The Company has also adopted a Financial Code of Ethics for its Chief Executive Officer, Chief Financial Officer and all other finance managers. The Financial Code of Ethics supplements the Code of Business Conduct and Ethics and is intended to emphasize the importance of honest and ethical conduct in connection with the Company’s financial reporting obligations.  The Code of Business Conduct and Ethics and the Financial Code of Ethics are available on the Company’s website at www.poorebrothers.com, under the “Investors-Governance” captions. Copies of these Codes may also be obtained, without charge, by any shareholder upon written request directed to the Secretary of the Company at 3500 South La Cometa Drive, Goodyear, Arizona 85338. The Company will post to its website any amendments to these Codes, or waiver from the provisions thereof, applicable to the Company’s directors or any principal executive officer, principal financial officer, principal accounting officer or controller, or any person performing similar functions under the “Investor-Governance-Code of Business Conduct-Waivers” caption.

The information regarding Directors and Executive Officers appearing under the headings “Proposal 1: Election of Directors,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” of the Company’s 2005 Proxy Statement is incorporated by reference in this section.

Item 11.  Executive Compensation

The information appearing under the headings “Compensation of Directors,” “Employment Agreements,” “Compensation Committee Report on Executive Compensation,” and “Executive Compensation” of the Company’s 2005 Proxy Statement is incorporated by reference.

Item 12.  Security Ownership of Beneficial Owners and Management and Related Stockholder Matters

The information appearing in the Company’s 2005 Proxy Statement under the heading “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance Under Equity Compensation Plans” is incorporated by reference.

Item 13.  Certain Relationships and Related Transactions

The information appearing in the Company’s 2005 Proxy Statement under the heading “Certain Relationships and Related Transactions” is incorporated by reference.

Item 14.  Principal Accountant Fees and Services

Information appearing in the Company’s 2005 Proxy Statement under the heading “Independent Auditors” is incorporated by reference.

PART IV

Item 15.  Exhibits and Financial Statement Schedules:

The following documents are filed as part of this Annual Report on Form 10-K:

(a)1.	Financial Statements

Report of Independent Registered Public Accounting Firm
Consolidated balance sheets as of December 25, 2004 and December 27, 2003
Consolidated statements of income for the years ended December 25, 2004, December 27, 2003 and December 28, 2002
Consolidated statements of shareholders’ equity for the years ended December 25, 2004, December 27, 2003 and December 28, 2002
Consolidated statements of cash flows for the years ended December 25, 2004, December 27, 2003 and December 28, 2002
Notes to consolidated financial statements

(a)2.	Financial Schedules

Schedules have been omitted because of the absence of conditions under which they are required or because information required is included in the Company’s financial statements or notes thereto.

(a)3.	Exhibits required by Item 601 of Regulation S-K:

Exhibit Number	Description

3.1 —	Certificate of Incorporation of the Company filed with the Secretary of State of the State of Delaware on February 23, 1995. (14)
3.2 —	Certificate of Amendment to the Certificate of Incorporation of the Company filed with the Secretary of State of the State of Delaware on March 3, 1995. (14)
3.3 —	Certificate of Amendment to the Certificate of Incorporation of the Company filed with the Secretary of State of the State of Delaware on October 7, 1999. (14)
3.4 —	By-Laws of the Company. (17)
4.1 —	Specimen Certificate for shares of Common Stock. (1)
4.2 —	Convertible Debenture Loan Agreement dated May 31, 1995 by and among the Company (and certain of its subsidiaries), Renaissance Capital and Wells Fargo. (1)
4.3 —	9.00% Convertible Debenture dated May 31, 1995, issued by the Company to Renaissance Capital. (1)
4.4 —	Warrant to purchase 400,000 shares of Common Stock, issued by the Company to Wabash Foods on October 7, 1999. (2)
4.5 —	Form of Revolving Note, Term Note A and Term Note B issued by the Company to U.S. Bancorp Republic Commercial Finance, Inc. on October 7, 1999. (4)
4.6 —	Warrant to purchase 50,000 shares of Common Stock, issued by the Company to U.S. Bancorp Republic Commercial Finance, Inc. on October 7, 1999. (4)
10.1*—	Non-Qualified Stock Option Agreements dated August 1, 1995, August 31, 1995 and February 29, 1996, by and between the Company and Mark S. Howells. (1)
10.2*—	Non-Qualified Stock Option Agreements dated August 1, 1995, August 31, 1995 and February 29, 1996, by and between the Company and Jeffrey J. Puglisi. (1)

10.3*—	Letter Agreement dated November 5, 1996, amending the Non-Qualified Stock Option Agreement dated February 29, 1996, by and between the Company and Mark S. Howells. (1)
10.4*—	Letter Agreement dated November 5, 1996, amending the Non-Qualified Stock Option Agreement dated February 29, 1996, by and between the Company and Jeffrey J. Puglisi. (1)
10.5*—	Non-Qualified Stock Option Agreement dated as of October 22, 1996, by and between the Company and Mark S. Howells. (1)
10.6*—	Letter Agreement dated as of November 5, 1996, by and between the Company and Jeffrey J. Puglisi. (1)
10.7*—	Letter Agreement dated November 1, 1996, by and among the Company, Mark S. Howells, Jeffrey J. Puglisi, David J. Brennan and Parris H. Holmes, Jr. (1)
10.8*—	Letter Agreement dated December 4, 1996, by and between the Company and Jeffrey J. Puglisi, relating to stock options. (1)
10.9*—	Letter Agreement dated December 4, 1996, by and between the Company and Mark S. Howells, relating to stock options. (1)
10.10 —	Fixed Rate Note dated June 4, 1997, by and between La Cometa Properties, Inc. and Morgan Guaranty Trust Company of New York. (3)
10.11 —	Deed of Trust and Security Agreement dated June 4, 1997, by and between La Cometa Properties, Inc. and Morgan Guaranty Trust Company of New York. (3)
10.12 —	Guaranty Agreement dated June 4, 1997, by and between the Company and Morgan Guaranty Trust Company of New York. (3)
10.13 —	Agreement for Purchase and Sale of Limited Liability Company Membership Interests dated as of August 16, 1999, by and between Pate Foods Corporation, Wabash Foods and the Company. (2)
10.14 —	Letter Agreement dated July 30, 1999 by and between the Company and Stifel, Nicolaus & Company, Incorporated. (5)
10.15*—	Poore Brothers, Inc. 1995 Stock Option Plan, as amended. (4)
10.16 —	Credit Agreement, dated as of October 3, 1999, by and between the Company and U.S. Bancorp Republic Commercial Finance, Inc. (4)
10.17 —	Security Agreement, dated as of October 3, 1999, by and between the Company and U.S. Bancorp Republic Commercial Finance, Inc. (4)
10.18 —	Commercial Lease, dated May 1, 1998, by and between Wabash Foods, LLC and American Pacific Financial Corporation. (4)
10.19 —	Agreement for the Purchase and Sale of Assets of Boulder Potato Company dated as of June 8, 2000, by and among the Company, the shareholders of Boulder Potato Company, and Boulder Potato Company. (6)
10.20 —	Registration Rights Agreement dated as of June 8, 2000, by and between Boulder Potato Company and the Company. (6)
10.21 —	First Amendment, dated as of June 30, 2000, to Credit Agreement, dated as of October 3, 1999, by and between the Company and U.S. Bancorp. (6)
10.22 —	Second Amendment to Credit Agreement (dated March 2, 2001), by and between the Company and U.S. Bank National Association. (7)
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

10.31*—	Executive Employment Agreement entered into as of January 5, 2003, by and between Poore Brothers, Inc. and Eric J. Kufel (12)
10.32*—	Executive Employment Agreement entered into as of August 15, 2004 by and between Poore Brothers, Inc. and Thomas W. Freeze (16)
10.33*—	Executive Employment Agreement entered into as of January 5, 2003, by and between Poore Brothers, Inc. and Glen E. Flook (12)
10.34 —	Fifth Amendment to Credit Agreement (dated as of September 27, 2003) by and between the Company and U.S. Bank National Association (13)
10.35 —

License Agreement, dated November 10, 2003, by and between the Company and Warner Bros. Consumer Products Inc. (Certain portions of this exhibit have been omitted pursuant to a confidential treatment request filed with the Securities and Exchange Commission.) (14)

10.36 —	Commercial Lease Agreement, dated May 22, 2003, by and between the Company and Westland Park LLC (14)
10.37 —	Warehouse Services Agreement, dated June 30, 2003, by and between the Company and Customized Distribution Services, Inc. (14)
10.38 —	License Agreement - #13770-WBLT-Amendment 1, dated June 14, 2004, by and between the Company and Warner Bros. Consumer Products, Inc. (15)
10.39 —	License Agreement - #14559-SCOO-Amendment 1, dated June 14, 2004, by and between the Company and Warner Bros. Consumer Products, Inc. (15)
10.40* —	Executive Employment Agreement entered into as of July 19, 2004 by and between Poore Brothers, Inc. and David Greenberg (16)
10.41* —	Executive Employment Agreement entered into as of December 6, 2004 by and between Poore Brothers, Inc. and Richard M. Finkbeiner (18)
10.42* —	Form of Officer Nonstatutory Stock Option Agreement (19)
21.1 —	List of Subsidiaries of the Company. (19)
23.1 —	Consent of Deloitte & Touche, LLP. (19)
31.1 —	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15(d)-14(a). (19)
31.2 —	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15(d)-14(a). (19)
32 —

Certification of Chief Financial Officer and Principal Accounting Officer pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (19)

*	Management compensatory plan or arrangement.
(1)	Incorporated by reference to the Company’s Registration Statement on Form SB-2, Registration No. 333-5594-LA.
(2)	Incorporated by reference to the Company’s definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on September 15, 1999.
(3)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 1997.
(4)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999.
(5)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 1999.
(6)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2000.
(7)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2001.
(8)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2001.
(9)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2001.
(10)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 28, 2002.
(11)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2002.
(12)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2003.
(13)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2003.
(14)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 27, 2003.
(15)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 26, 2004.
(16)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 25, 2004.
(17)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 12, 2005.
(18)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on December 23, 2004.
(19)	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 22, 2005	POORE BROTHERS, INC.

	By:	/s/ Thomas W. Freeze
Thomas W. Freeze
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas W. Freeze	President, Chief Executive Officer, and Director	March 22, 2005
Thomas W. Freeze	(Principal Executive Officer)

/s/ Richard M. Finkbeiner	Senior Vice President and Chief Financial Officer,	March 22, 2005
Richard M. Finkbeiner	(Principal Financial Officer and
Principal Accounting Officer)

/s/ Eric J. Kufel	Chairman, Director	March 22, 2005
Eric J. Kufel

/s/ Mark S. Howells	Director	March 22, 2005
Mark S. Howells

/s/ F. Phillips Giltner, III	Director	March 22, 2005
F. Phillips Giltner, III

/s/ James W. Myers	Director	March 22, 2005
James W. Myers

/s/ Larry R. Polhill	Director	March 22, 2005
Larry R. Polhill

/s/ Shannon Bard	Director	March 22, 2005
Shannon Bard

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Poore Brothers, Inc.
Goodyear, Arizona

We have audited the accompanying consolidated balance sheets of Poore Brothers, Inc. and subsidiaries (the “Company”) as of December 25, 2004 and December 27, 2003, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 25, 2004.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Poore Brothers, Inc. and subsidiaries as of December 25, 2004 and December 27, 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 25, 2004, in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP

Phoenix, Arizona
March 21, 2005

POORE BROTHERS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 25,	December 27,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$9,675,490	$3,239,570
Accounts receivable, net of allowance of $89,000 in 2004 and $347,000 in 2003	5,379,362	5,714,106
Inventories	2,145,742	2,400,503
Deferred income tax asset	1,341,723	2,254,996
Other current assets	471,051	889,003
Total current assets	19,013,368	14,498,178

Property and equipment, net	10,815,963	11,755,096
Goodwill	5,986,252	5,986,252
Trademarks	4,207,032	4,207,032
Other assets	94,672	133,762
Total assets	$40,117,287	$36,580,320

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,809,187	$3,012,059
Accrued liabilities	2,656,887	2,703,040
Current portion of long-term debt	1,390,667	932,155
Current portion of accrued costs related to brand discontinuance and other current liabilities	442,533	—
Total current liabilities	7,299,274	6,647,254

Long-term debt, less current portion	1,729,134	3,139,801
Non-current portion of accrued costs related to brand discontinuance and other liabilities	492,541	—
Deferred income tax liability	1,788,252	1,731,625
Total liabilities	11,309,201	11,518,680

Commitments and contingencies (Note 8)

Shareholders’ equity:
Preferred stock, $100 par value; 50,000 shares authorized; no shares issued or outstanding at December 25, 2004 and December 27, 2003	—	—
Common stock, $.01 par value; 50,000,000 shares authorized; 19,647,561 and 18,581,788 shares issued and outstanding at December 25, 2004 and December 27, 2003, respectively	196,476	185,817
Additional paid-in capital	27,274,825	25,673,752
Retained earnings (deficit)	1,336,785	(797,929)
Total shareholders’ equity	28,808,086	25,061,640
Total liabilities and shareholders’ equity	$40,117,287	$36,580,320

The accompanying notes are an integral part of these consolidated financial statements.

POORE BROTHERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended
	December 25,	December 27,	December 28,
	2004	2003	2002

Net revenues	$68,734,763	$66,417,836	$59,348,471

Cost of revenues	52,747,106	52,068,963	48,036,462

Write-down of equipment	308,104	1,030,352	—

Costs related to brand discontinuance	1,414,759	—	—

Gross profit	14,264,794	13,318,521	11,312,009

Selling, general and administrative expenses	10,558,544	13,290,660	8,637,652

Operating income	3,706,250	27,861	2,674,357

Insurance claim settlement income, net	—	1,918,784	259,376

Interest expense, net	(164,797)	(252,820)	(539,733)

Total other (expense) income	(164,797)	1,665,964	(280,357)

Income before income tax (provision) benefit	3,541,453	1,693,825	2,394,000

Income tax (provision) benefit	(1,406,739)	(641,861)	242,837

Net income	$2,134,714	$1,051,964	$2,636,837

Earnings per common share:
Basic	$0.11	$0.06	$0.16
Diluted	$0.11	$0.06	$0.15

Weighted average number of common shares:
Basic	18,794,977	17,572,951	16,146,081
Diluted	18,947,553	18,476,486	17,826,953

The accompanying notes are an integral part of these consolidated financial statements.

POORE BROTHERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock		Additional Paid-in	Retained Earnings
	Shares	Amount	Capital	(Deficit)	Total

Balance, December 31, 2001	15,687,518	$156,875	$21,175,485	$(4,486,729)	$16,845,631
Exercise of common stock options	349,016	3,490	508,304	—	511,794
Other issuances of common stock	693,377	6,934	721,044	—	727,978
Net income	—	—	—	2,636,837	2,636,837
Balance, December 28, 2002	16,729,911	167,299	22,404,835	(1,849,893)	20,722,241
Exercise of common stock options, including related tax benefit	1,362,633	13,626	2,810,606	—	2,824,232
Other issuances of common stock	489,244	4,892	458,311	—	463,203
Net income	—	—	—	1,051,964	1,051,964
Balance, December 27, 2003	18,581,788	185,817	25,673,752	(797,929)	25,061,640
Exercise of common stock options, including related tax benefit	878,499	8,785	1,602,947	—	1,611,732
Other issuances of common stock	187,274	1,874	(1,874)	—	—
Net income	—	—	—	2,134,714	2,134,714
Balance, December 25, 2004	19,647,561	$196,476	$27,274,825	$1,336,785	$28,808,086

The accompanying notes are an integral part of these consolidated financial statements.

POORE BROTHERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended
	December 25, 2004	December 27, 2003	December 28, 2002
Cash flows provided by (used in) operating activities:
Net income	$2,134,714	$1,051,964	$2,636,837
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,340,453	1,285,221	1,288,333
Amortization	25,163	31,064	33,939
Provision for bad debts	(111,623)	23,822	379,000
Other asset amortization	44,066	121,413	423,088
Deferred income taxes	969,899	641,861	(341,430)
Costs related to brand discontinuance	1,758,919	—	—
Tax benefit from exercise of stock options	315,017	830,371	—
Write-down of equipment and accrual of lease costs	308,104	1,030,352	—
(Gain) loss on disposition of fixed assets	16,571	(926)	7,073
Change in operating assets and liabilities:
Accounts receivable	446,367	(1,225,065)	316,778
Inventories, net of brand discontinuance write-offs	(1,390)	(725,434)	(13,045)
Other assets and liabilities	(139,705)	(1,030,146)	(794,934)
Accounts payable and accrued liabilities	(559,426)	(28,652)	1,906,049

Net cash provided by operating activities	6,547,129	2,005,845	5,841,688
Cash flows provided by (used in) investing activities:
Purchase of property and equipment	(455,769)	(1,120,795)	(581,087)
Proceeds from disposition of property and equipment	—	61,000	6,006
Net cash (used in) investing activities	(455,769)	(1,059,795)	(575,081)
Cash flows provided by (used in) financing activities:
Proceeds from issuance of common stock	1,296,715	2,036,499	627,494
Payments made on long-term debt	(952,155)	(1,138,166)	(1,954,844)
Net increase (decrease) in working capital line of credit	—	—	(3,438,268)
Net cash provided by (used in) financing activities	344,560	898,333	(4,765,618)
Net increase in cash and cash equivalents	6,435,920	1,844,383	500,989
Cash and cash equivalents at beginning of year	3,239,570	1,395,187	894,198
Cash and cash equivalents at end of year	$9,675,490	$3,239,570	$1,395,187

Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$293,908	$248,587	$521,420
Summary of non-cash investing and financing activities:
Common Stock issued for acquisition earnout	—	420,566	210,786
Conversion of Convertible Debenture into Common Stock	—	—	401,497

The accompanying notes are an integral part of these consolidated financial statements.

POORE BROTHERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization, Business and Summary of Significant Accounting Policies:

Poore Brothers, Inc., (“the Company”, a Delaware corporation, was formed in 1995 as a holding company to acquire a potato chip manufacturing and distribution business which had been founded by Donald and James Poore in 1986.

In December 1996, the Company completed an initial public offering of its Common Stock.  In November 1998, the Company acquired the business and certain assets (including the Bob’s Texas Style® potato chip brand) of Tejas Snacks, L.P. (“Tejas”), a Texas-based potato chip manufacturer.  In October 1999, the Company acquired Wabash Foods, LLC (“Wabash”) including the Tato Skins®, O’Boisies®, and Pizzarias® trademarks, the Bluffton, Indiana manufacturing operation and assumed all of Wabash Foods’ liabilities.  In June 2000, the Company acquired Boulder Natural Foods, Inc. (“Boulder”) and the Boulder Potato Company® brand of totally natural potato chips.

As part of the Boulder acquisition, the Company was required to issue additional unregistered shares of Common Stock to the seller on each of the first three anniversaries of the closing of the acquisition.  The issuance of such shares was dependent upon increases in sales of Boulder product as compared to previous periods.  In 2003, 2002 and 2001, the Company was required to issue 93,728 shares valued at $420,566, 88,864 shares valued at $210,786 and 57,898 shares valued at $185,274, respectively.  With each issuance of shares the Company increased the goodwill recorded from this acquisition.

In October 2000, the Company launched its T.G.I. Friday’s® brand salted snacks pursuant to a license agreement with TGI Friday’s Inc., which expires in 2014.

In June 2003, the Company launched its Crunch Toons® brand potato snacks, initially featuring characters pursuant to a multi-year license agreement with Warner Bros. Consumer Products.  The Company decided to discontinue the brand in June 2004, and amended its license agreements with Warner Bros. Consumer Products.

In September 2004, the Company signed a multi-year license agreement with Cinnabon, Inc. pursuant to which the Company plans to develop and sell a variety of snack products, to include cookies and bars under the Cinnabon® brand.

The Company’s fiscal year ends on the last Saturday occurring in the month of December of each calendar year.  Accordingly, fiscal 2004 commenced December 28, 2003 and ended December 25, 2004.

Business

The Company is engaged in the development, production, marketing and distribution of innovative snack food products that are sold primarily through grocery retailers, mass merchandisers, club stores, convenience stores and vend distributors across the United States.  The Company currently manufactures and sells nationally T.G.I. Friday’s® brand snacks under license from TGI Friday’s Inc.  The Company also currently (i) manufactures and sells regionally its own brands of salted snack food products, including Poore Brothers®, Bob’s Texas Style®, and Boulder Potato Company® brand batch-fried potato chips and Tato Skins® brand potato snacks, (ii) manufactures private label potato chips for grocery retail chains in the southwest, and (iii) distributes in Arizona snack food products that are manufactured by others.  The Company sells its T.G.I. Friday’s® brand snack products to mass merchandisers, grocer, club and drug stores directly and to primarily convenience stores and vend operators through independent distributors.  The Company’s other brands are also sold through independent distributors.

Principles of Consolidation

The consolidated financial statements include the accounts of Poore Brothers, Inc. and all of its wholly owned subsidiaries.  All significant intercompany amounts and transactions have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  The Company routinely evaluates its estimates, including those related to accruals for customer programs and incentives, product returns, brand discontinuance costs, bad debts, income taxes, long-lived assets, inventories and contingencies.  The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances.  Actual results could differ from those estimates.

Fair Value of Financial Instruments

At December 25, 2004 and December 27, 2003, the carrying value of cash, accounts receivable, accounts payable, and accrued liabilities approximate fair values since they are short-term in nature.  The carrying value of the long-term debt approximates fair-value based on the borrowing rates currently available to the Company for long-term borrowings with similar terms, except for the mortgage loan with interest at 9.03%, which has a fair value of approximately $1.4 million at December 25, 2004.  The Company estimates fair values of financial instruments by using available market information.  Considerable judgment is required in interpreting market data to develop the estimates of fair value.  Accordingly, the estimates may not be indicative of the amounts that the Company could realize in a current market exchange.  The use of different market assumptions or valuation methodologies could have a material effect on the estimated fair value amounts.

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

Intangible Assets

In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets”.  SFAS No. 142 changes the method by which companies recognize intangible assets in purchase business combinations and generally requires identifiable intangible assets to be recognized separately from goodwill.  In addition, it eliminates the amortization of all existing and newly acquired goodwill on a prospective basis and requires companies to assess goodwill for impairment, at least annually, based on the fair value of the reporting unit.

Upon adoption on January 1, 2002, the Company ceased the amortization of goodwill and other intangible assets with indefinite lives in accordance with SFAS No. 142.

Goodwill and trademarks are reviewed for impairment annually, or more frequently, if impairment indicators arise.  Goodwill is required to be tested for impairment between the annual tests if an event occurs or circumstances change that more-likely-than-not reduce the fair value of a reporting unit below its carrying value.  Trademarks with indefinite lives, are required to be tested for impairment between the annual tests if an event occurs or circumstances change indicating that the asset might be impaired.  The Company believes at this time that the carrying values continue to be appropriate.  See Note 2.

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

Advertising and Promotion

The Company expenses production costs of advertising the first time the advertising takes place, except for cooperative advertising costs which are expensed when the related sales are recognized.  Costs associated with obtaining shelf space (i.e., “slotting fees”) are expensed in the period in which such costs are incurred by the Company.  Anytime the Company offers consideration (cash or credit) as trade advertising or promotional allowance to a purchaser of products at any point along the distribution chain, the amount is accrued and recorded as a reduction in revenue.  Any marketing programs that deal directly with the consumer are recorded in selling, general and administrative expenses.  Accrued advertising and promotion, which is included in the current liabilities section of the accompanying consolidated balance sheet, was $547,000 and $1,157,000 on December 25, 2004 and December 27, 2003, respectively.  The 2003 balance included amounts related to our Crunch Toons® brand, which we discontinued during 2004.

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

Stock Options and Stock-Based Compensation

The Company’s stock-based compensation plan, described in Note 9, is accounted for under the recognition and measurement provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations.

The Company has adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure”.  Accordingly, no compensation cost has been recognized for the stock option plan.  Awards under the plan vest over periods ranging from one to three years, depending on the type of award.  The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all option grants, using the Black-Scholes valuation model, for the years ended December 25, 2004, December 27, 2003 and December 28, 2002:

	2004	2003	2002
Net income as reported	$2,134,714	$1,051,964	$2,636,837
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(518,950)	(382,380)	(1,010,139)
Pro forma net income	$1,615,764	$669,584	$1,626,698

Net income per share – basic – as reported	$0.11	$0.06	$0.16
Pro forma net income per share – basic	$0.09	$0.04	$0.10
Net income per share – diluted – as reported	$0.11	$0.06	$0.15
Pro forma net income per share – diluted	$0.09	$0.04	$0.09

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: dividend yield of 0%; expected volatility of 62%, 57% and 44%; risk-free interest rate of 3.15%, 2.4% and 3.8%; and expected lives of 3 years for 2004, 2003 and 2002, respectively.

Earnings Per Common Share

Basic earnings per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period.  Exercises of outstanding stock options or warrants and conversion of convertible debentures are assumed to occur for purposes of calculating diluted earnings per share for periods in which their effect would not be anti-dilutive.  Earnings per common share was computed as follows for the years ended December 25, 2004, December 27, 2003 and December 28, 2002:

	2004	2003	2002
Basic Earnings Per Common Share:
Net income	$2,134,714	$1,051,964	$2,636,837

Weighted average number of common shares	18,794,977	17,572,951	16,146,081

Earnings per common share	$0.11	$0.06	$0.16

Diluted Earnings Per Common Share:
Net income	$2,134,714	$1,051,964	$2,636,837

Weighted average number of common shares	18,794,977	17,572,951	16,146,081
Incremental shares from assumed conversions -
Debentures	—	—	120,279
Warrants	—	325,496	476,019
Stock options	152,576	578,039	1,084,574
Adjusted weighted average number of common shares	18,947,553	18,476,486	17,826,953

Earnings per common share	$0.11	$0.06	$0.15

New Accounting Pronouncements

In January 2003, the FASB issued interpretation FIN No. 46, “Consolidation of Variable Interest Entities – An Interpretation of Accounting Research Bulletin (“ARB”) No. 51.”  This interpretation was subsequently revised by FIN 46 (Revised 2003) in December 2003.  This revised interpretation states that consolidation of variable interest entities will be required by the primary beneficiary if the entities do not effectively disperse risks among the parties involved.  The requirements are effective for fiscal years ending after December 15, 2003 for special-purpose entities and for all other types of entities for periods ending after March 31, 2004.  The Company has no variable interest entities and the adoption of FIN No. 46 (R) did not impact our operations or financial position.

On December 16, 2004, the FASB issued SFAS No. 123R, “Share-Based Payment,” requiring all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense in the consolidated financial statements based on their fair values. This standard is effective for periods beginning after June 15, 2005 and includes two transition methods. Upon adoption, we will be required to use either the modified prospective or the modified retrospective transition method. Under the modified prospective method, awards that are granted, modified, or settled after the date of adoption should be measured and accounted for in accordance with SFAS 123R. Unvested equity-classified awards that were granted prior to the effective date should continue to be accounted for in accordance with SFAS 123 except that amounts must be recognized in the income statement. Under the modified retrospective approach, the previously-reported amounts are restated (either to the beginning of the year of adoption or for all periods presented) to reflect the SFAS 123 amounts in the income statement. We are currently evaluating the impact of this standard and its transitional alternatives.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs”.  This statement clarifies the accounting for the abnormal amount of idle facilities expense, freight, handling costs and wasted material.  This statement requires that those items be recognized as current-period expense.  In addition, the statement requires that allocation of fixed overhead to the cost of conversion be based on the normal capacity of the production facilities.  This statement is effective for inventory costs incurred after December 31, 2005.  Adoption of this statement will not have a material effect on the financial statements of the Company.

2.     Goodwill and Trademarks:

Goodwill and trademarks relate to the 1998, 1999 and 2000 acquisitions described in Note 1.  Intangibles not subject to amortization consisted of the following as of December 25, 2004 and December 27, 2003:

	2004	2003

Goodwill	$5,986,252	$5,986,252

Trademarks	4,207,032	4,207,032
	$10,193,284	$10,193,284

3.     Concentrations of Credit Risk:

The Company’s cash is placed with major banks.  The Company, in the normal course of business, maintains balances in excess of Federal insurance limits.

The Company’s primary concentration of credit risk is related to certain trade accounts receivable.  In the normal course of business, the Company extends unsecured credit to its customers.  In 2004 and 2003, substantially all of the Company’s customers were distributors or retailers whose sales were concentrated in the grocery industry, throughout the United States.  The Company investigates a customer’s credit worthiness before extending credit.  At December 25, 2004, two customers accounted for approximately 32% of accounts receivable in the accompanying Consolidated Balance Sheets.

4.     Inventories:

Inventories consisted of the following as of December 25, 2004 and December 27, 2003:

	2004	2003
Finished goods	$1,537,488	$1,610,776
Raw materials	608,254	789,727
	$2,145,742	$2,400,503

5.     Property and Equipment:

Property and equipment consisted of the following as of December 25, 2004 and December 27, 2003:

	Useful Lives	2004	2003
Buildings and improvements	20 – 30 years	$5,364,778	$5,313,578
Equipment	7 – 15 years	10,768,784	10,700,679
Land	—	272,006	272,006
Vehicles	5 years	16,825	34,893
Furniture and office equipment	2 – 5 years	1,547,608	1,447,145
		17,970,001	17,768,301
Less accumulated depreciation and amortization		(7,154,038)	(6,013,205)
		$10,815,963	$11,755,096

On October 28, 2000, the Company experienced a fire at the Goodyear, Arizona manufacturing plant.  In 2002 and 2003, the Company recorded income of $259,376 and $1,918,784, respectively, for net proceeds from the insurance company for final settlement of outstanding claims related to the fire.

In June 2003, the Company concluded that some of its packaging equipment that had recently been replaced by more technologically advanced machinery was no longer likely to be reinstalled and used.  Therefore, in accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-lived Assets,” the Company performed an assessment of the equipment’s fair value, which resulted in the need to write-down the equipment by $1,030,352.  In addition, in December, 2004, the Company concluded that a packaging machine in its Indiana plant was no longer likely to be used.

6.     Long-Term Debt:

Long-term debt consisted of the following as of December 25, 2004 and December 27, 2003:

	2004	2003
Term loan due in monthly installments through July 1, 2006; interest at prime rate (4.0% at December 25, 2004); collateralized by accounts receivable, inventories, equipment and general intangibles	$1,347,069	$2,259,377
Mortgage loan due in monthly installments through July 2012; interest at 9.03%; collateralized by land and building	1,772,732	1,812,579
	3,119,801	4,071,956
Less current portion	(1,390,667)	(932,155)
	$1,729,134	$3,139,801

Annual maturities of long-term debt as of December 25, 2004 are as follows:

Year
2005	$1,390,667
2006	47,702
2007	52,192
2008	57,105
2009	62,480
Thereafter	1,509,655
$3,119,801

Interest expense consisted of the following at December 25, 2004, December 27, 2003 and December 28, 2002:

	2004	2003	2002
Interest expense	$221,258	$275,619	$541,754
Interest income	(56,461)	(22,799)	(2,021)
Interest expense, net	$164,797	$252,820	$539,733

The Company’s Goodyear, Arizona manufacturing, distribution and headquarters facility is subject to a $1.8 million mortgage loan from Morgan Guaranty Trust Company of New York, bears interest at 9.03% per annum and is secured by the building and the land on which it is located.  The loan matures on July 1, 2012; however monthly principal and interest installments of $16,825 are determined based on a twenty-year amortization period.

During 2002, the Company’s remaining outstanding 9% Convertible Debenture due July 1, 2002 in the principal amount of $401,497 held by Wells Fargo Small Business Investment Company, Inc. (“Wells Fargo SBIC”) was converted into 401,497 shares of the Company’s Common stock.

The U.S. Bancorp Credit Agreement consists of a $5.0 million line of credit, a $0.5 million capital expenditure line of credit (“CapEx Term Loan”) and a $5.8 million Term Loan A.  At December 25, 2004, there were no balances on either the line of credit or the CapEx Term Loan, and $1.3 million outstanding on Term Loan A.  Borrowings under the line of credit are limited to 80% of eligible receivables 60% of eligible finished goods inventories and 50% of eligible raw materials inventories.  At December 25, 2004, the Company had a borrowing base of approximately $4.2 million under the U.S. Bancorp Line of Credit.  The U.S. Bancorp Credit Agreement requires the Company to be in compliance with certain financial performance criteria, including minimum annual operating results, a minimum tangible capital base and a minimum fixed charge coverage ratio.  In July 2004, the U.S. Bancorp Credit Agreement was amended to modify certain financial covenants that allow the Company to exclude one-time extraordinary, non-operating gains/losses during the applicable period.  At December 25, 2004, the Company was in compliance with all of the financial covenants.

7.     Brand Discontinuance:

On June 11, 2004, the Company discontinued its Crunch Toons® brand.  As a result of the discontinuance, the Company recorded expenses in the second quarter of approximately $1.8 million.  The charge covered approximately $1.1 million related to minimum royalties under the license agreements and $0.3 million in inventories, which are shown in “Costs related to brand discontinuance” on the accompanying Consolidated Statement of Income for 2004.  In addition, a charge of $0.3 million in estimated allowances given to the Company’s customers to sell-off remaining distributor and retailer inventories were recorded and are included in “Net revenues” on the accompanying Consolidated Statement of Income for 2004.

In connection with the brand discontinuation, and included in the $1.1 million charge above, the Company negotiated amendments to its license agreements with Warner Bros. Consumer Products pursuant to which the Agreements will remain in effect but become non-exclusive.  However, because the Company has ceased using the Crunch Toons® brand in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, the Company estimated the fair value of the remaining guaranteed future minimum payments under the agreements by computing the present value of the future cash payments.

The following table summarizes the activity of the accrued costs related to brand discontinuance and other for the year ended December 25, 2004:

	June 11, 2004 Balance	Write-offs and Payments	Dec. 25, 2004 Balance

Inventory and equipment write-offs	$294,768	$(294,768)	$—
Write-down of prepaid royalties and present value of guaranteed minimum royalty payments	1,119,991	(527,519)	592,472	(1,2)
Reclamation costs	344,160	(309,662)	34,498	(1)
Present value of remaining lease payments on equipment	—	308,104	308,104	(1,3)
	$1,758,919	$(823,845)	$935,074

(1)           These amounts are reflected in the Consolidated Balance Sheets as “Current and Non-current portions of accrued costs related to brand discontinuance and other liabilities”.

(2)           In accordance with SFAS No. 146, interest accretion was recorded for the year and future royalty payments will be made in accordance with the amended agreements.

(3)           In accordance with SFAS No. 146, the fair value of remaining operating lease payments were recorded relating to a machine the Company determined as not to be used in the future.  Future operating lease payments will be made in accordance with the existing lease agreement.

8.     Commitments and Contingencies:

The Company is periodically a party to various lawsuits arising in the ordinary course of business.  Management believes, based on discussions with legal counsel, that the resolution of such lawsuits, individually and in the aggregate, will not have a material adverse effect on the Company’s financial position or results of operations.

The Company leases a 140,000 square foot facility located on 15 acres of land in Bluffton, Indiana, approximately 20 miles south of Ft. Wayne, Indiana.  The Company has entered into a lease expiring in April 2018 with respect to the facility and the lease has two five-year renewal options.  Current lease payments are approximately $22,000 per month.  The lease payments are subject to an annual CPI-based increase.  The Company produces its T.G.I. Friday’s® brand snacks and Tato Skins® brand potato snacks at the Bluffton, Indiana facility.

The Company also leases one-half of a 200,000 square foot facility in Bluffton, Indiana which is used as a distribution center.  The Company has entered into a lease expiring in November 2006 with respect to the facility and the lease has two three-year renewal options.  Current lease payments are approximately $31,500 per month.  The Company also has entered into a service agreement expiring in December 2008 with a third party for warehousing services.  The service agreement includes certain minimum monthly usage commitments.  See “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations - Contractual Obligations.”

In addition to the Company’s facility leases, the Company has entered into a variety of operating leases for equipment and vehicles.

Rental expense under all operating leases was $1,666,000, $1,158,000 and $956,000 for each of fiscal 2004, 2003 and 2002, respectively.  Minimum future rental commitments under non-cancelable leases as of December 25, 2004 are as follows:

Year	Operating Leases
2005	$1,419,066
2006	1,336,307
2007	961,587
2008	518,403
2009	374,519
Thereafter	2,269,682
Total	$6,879,564

The Company licenses patented technology from Miles Willard in connection with the manufacture of its T.G.I. Friday’s® and Tato Skins® brand products.  Pursuant to the license agreement between the Company and Miles Willard, the Company has an exclusive right to use the patented technology within North America until the patents expire between 2004 and 2008.  In consideration for the use of these patents, the Company is required to make royalty payments to Miles Willard on sales of products manufactured utilizing the patented technology.

The Company licenses the T.G.I. Friday’s® brand snacks trademark from TGI Friday’s Inc. under a license agreement with a term expiring in 2014.  Pursuant to the license agreement, the Company is required to make royalty payments on sales of T.G.I. Friday’s® brand snack products and is required to achieve certain minimum sales levels by certain dates during the contract term.

The Company licenses the Cinnabon® brand for salted snacks, shelf-stable packaged cookies and breakfast/snack bars from Cinnabon Inc. under a license agreement with terms and options extending through 2015.  Pursuant to the license agreement, the Company is required to make royalty payments on sales of Cinnabon® brand products and is required to achieve certain minimum sales levels by certain dates during the contract term.

9.     Shareholders’ Equity:

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

Approximately 5,699,900 shares of outstanding Common Stock issued by the Company are subject to “piggyback” registration rights granted by the Company, pursuant to which such shares of Common Stock may be registered under the Securities Act and, as a result, become freely tradable in the future.  All or a portion of such shares may, at the election of the holders thereof, be included in the BFS Registration Statement and, upon the effectiveness thereof, may be sold in the public markets.

Preferred Stock

The Company has authorized 50,000 shares of $100 par value Preferred Stock, none of which was outstanding at December 25, 2004 or December 27, 2003.  The Company may issue such shares of Preferred Stock in the future without shareholder approval.

Warrants

During the fiscal years 2002, 2003 and 2004 warrant activity was as follows:

	Warrants Outstanding	Weighted Average Exercise Price
Balance, December 31, 2001	1,283,298	$1.11
Exercised	(269,505)	1.00
Balance, December 28, 2002	1,013,793	1.11
Exercised	(395,516)	1.16
Cancelled	(160,277)	1.26
Balance, December 27, 2003	458,000	1.02
Exercised	(187,274)	1.00
Cancelled	(270,726)	1.05
Balance, December 25, 2004	0	$0.00

Warrants had been issued in connection with prior financings and the acquisition of Wabash.  At December 25, 2004 there were no longer any outstanding warrants.

As of July 30, 1999, the Company agreed to the assignment of a five-year warrant from Everen Securities, Inc. to Stifel, Nicolaus & Company Incorporated (the Company’s acquisitions and financial advisor) representing the right to purchase 296,155 unregistered shares of Common Stock at an exercise price of $.875 per share.  The warrant provided the holder thereof certain anti-dilution and piggyback registration rights.  The warrant was exercisable as to 50% of the shares when the Company’s pro forma annual sales reached $30 million, which it did when the Company completed the Wabash acquisition in October 1999.  The remaining 50% of the warrant was exercisable if the Company’s pro forma annual sales reached $100 million.  This warrant expired during 2004.

Stock Options

The Company’s 1995 Stock Option Plan (the “Plan”), as amended, provides for the issuance of options to purchase 3,000,000 shares of Common Stock.  The options granted pursuant to the Plan expire over a five-year period and generally vest over three years.  In addition to options granted under the Plan, the Company also issued non-qualified options (non-plan options) to purchase Common Stock to certain Directors and Officers which are exercisable and expire either five or ten years from date of grant.  All options are issued at an exercise price of fair market value at the date of grant and are non-compensatory.

During fiscal years 2002, 2003 and 2004, stock option activity was as follows:

	Plan Options		Non-Plan Options
	Options Outstanding	Weighted Average Exercise Price	Options Outstanding	Weighted Average Exercise Price
Balance, December 31, 2001	2,010,317	$1.97	1,645,000	$1.54
Granted	367,500	2.86	—	—
Canceled	(324,334)	2.78	(66,667)	2.61
Exercised	(315,683)	1.19	(33,333)	2.61
Balance, December 28, 2002	1,737,800	2.15	1,545,000	1.47
Granted	230,000	3.44	117,500	3.60
Canceled	(28,667)	3.03	—	—
Exercised	(782,633)	1.51	(580,000)	1.40
Balance, December 27, 2003	1,156,500	2.82	1,082,500	1.74
Granted	625,000	2.69	—	—
Canceled	(335,001)	2.96	(10,000)	3.60
Exercised	(145,166)	1.66	(725,000)	1.42
Balance, December 25, 2004	1,301,333	$2.85	347,500	$2.35

Tax benefits on stock options exercised are recorded as increases to additional paid-in capital and totaled $315,017, $830,371 and $0 for each of fiscal 2004, 2003 and 2002, respectively.

The following table summarizes information about stock options outstanding and exercisable at December 25, 2004:

Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$1.0819-$1.8438	170,500	0.48	$1.17	170,500	$1.17
$2.10 - $2.99	855,833	3.25	$2.57	353,055	$2.69
$3.08 - $3.60	592,500	3.21	$3.26	289,167	$3.23
$4.20 - $4.94	30,000	3.72	$4.59	16,666	$4.43
	1,648,833	2.96	$2.68	829,388	$2.60

The table below summarized the number of exercisable options outstanding and the weighted average exercise prices for each of the previous fiscal years:

	Plan Options		Non-Plan Options
	Exercisable Options Outstanding	Weighted Average Exercise Price	Exercisable Options Outstanding	Weighted Average Exercise Price
December 25, 2004	553,555	$2.89	275,833	$2.02
December 27, 2003	603,997	$2.51	940,000	$1.47
December 28, 2002	1,034,793	$1.60	1,019,999	$1.37

10.  Income Taxes:

The (provision) benefit for income taxes consisted of the following for the years ended December 25, 2004, December 27, 2003 and December 28, 2002:

	2004	2003	2002
Current:
Federal	$—	$—	$—
State	(83,855)	—	(98,593)
	$(83,855)	$—	$(98,593)
Deferred:
Federal	$(1,220,220)	$(559,000)	$413,430
State	(102,664)	(82,861)	(72,000)
	$(1,322,884)	$(641,861)	$341,430

Total (provision) benefit for income taxes	$(1,406,739)	$(641,861)	$242,837

The following table provides a reconciliation between the amount determined by applying the statutory federal income tax rate to the pretax income amount for the years ended December 25, 2004, December 27, 2003 and December 28, 2002:

	2004	2003	2002
Provision at statutory rate	$(1,204,094)	$(575,900)	$(813,960)
State income tax, net	(173,530)	(54,961)	(170,593)
Nondeductible expenses	(29,115)	(11,000)	(11,983)
Net operating loss utilized and reversal of valuation allowance	—	—	1,239,373
Income tax (provision) benefit	$(1,406,739)	$(641,861)	$242,837

The income tax effects of loss carryforwards and temporary differences between financial and income tax reporting that give rise to the deferred income tax asset and liability are as follows as of December 25, 2004 and December 27, 2003:

	2004	2003
Deferred Tax Asset – current
Net operating loss carryforward	$639,000	$1,707,000
Allowance for doubtful accounts	35,000	134,000
Accrued liabilities	292,000	174,000
Other	375,723	239,996
	1,341,723	2,254,996
Deferred Tax Liability – noncurrent
Depreciation and amortization	(1,829,252)	(1,731,625)
AMT minimum tax credit carryforward	41,000	—
	(1,788,252)	(1,731,625)
Net deferred tax (liability) asset	$(446,529)	$523,371

The Company experienced significant net losses in prior fiscal years resulting in a net operating loss (“NOL”) carryforward for federal income tax purposes of approximately $1.9 million at December 25, 2004.  The Company’s NOL will begin to expire in varying amounts between 2010 and 2018.  The Company also has an alternative minimum tax (“AMT”) credit carryforward for federal income tax purposes of $41,000 at December 25, 2004.

Generally accepted accounting principles require that a valuation allowance be established when it is more-likely-than-not that all or a portion of a deferred tax asset will not be realized.  Changes in valuation allowances from period to period are included in the tax provision in the period of change.  In determining whether a valuation allowance is required, the Company takes into account all positive and negative evidence with regard to the utilization of a deferred tax asset including our past earnings history, expected future earnings, the character and jurisdiction of such earnings, unsettled circumstances that, if unfavorably resolved, would adversely affect utilization of a deferred tax asset, carryback and carryforward periods, and tax strategies that could potentially enhance the likelihood of realization of a deferred tax asset.  The Company provides for income taxes at a rate equal to the combined federal and state effective rates, which approximated 39% under current tax rates.

11.  Business Segments and Significant Customers:

For the year ended December 25, 2004, Wal*Mart (including its SAM’s Clubs) and Vistar, a national vending distributor, were the only two customers with revenues over 10% of total Company revenue.  Wal*Mart accounted for $14,211,000, or 21%, $13,237,000, or 20%, and $12,414,000, or 21%, for fiscal years 2004, 2003 and 2002, respectively.  Vistar accounted for $9,373,000, or 14%, $8,751,000, or 13%, and $7,784,000, or 13%, for fiscal years 2004, 2003 and 2002, respectively.

The Company’s operations consist of two segments: manufactured products and distributed products.  The manufactured products segment produces potato chips, potato crisps, and potato skins for sale primarily to snack food distributors and retailers.  The distributed products segment sells snack food products manufactured by other companies to the Company’s Arizona snack food distributors.  The Company’s reportable segments offer different products and services.  All of the Company’s revenues are attributable to external customers in the United States and Canada and all of its assets are located in the United States.

	Percent of Total Revenues
	2004	2003	2002
Branded products	94%	91%	90%

Private label products.	3%	3%	3%

Total manufactured products segment revenues	97%	94%	93%

Distributed products segment revenues	3%	6%	7%

Total revenues	100%	100%	100%

In fiscal years 2004, 2003 and 2002, the T.G.I. Friday’s® brand snacks represented 72%, 61% and 60%, respectively, of the Company’s total net revenues.  Effective February 1, 2004, the Company ceased distribution of Snyders’ pretzels which represented approximately 50%, or $2 million, of distributed products segment revenues in 2003.

The accounting policies of the segments are the same as those described in the Summary of Significant Accounting Policies (Note 1).  The Company does not allocate assets, selling, general and administrative expenses, income taxes or other income and expense to segments.

	Manufactured Products	Distributed Products	Consolidated
2004
Revenues from external customers	$66,629,008	$2,105,755	$68,734,763
Depreciation and amortization included in segment gross profit	998,415	—	998,415
Segment gross profit	13,958,782	306,012	14,264,794

2003
Revenues from external customers	$62,278,649	$4,139,187	$66,417,836
Depreciation and amortization included in segment gross profit	943,541	—	943,541
Segment gross profit	12,660,767	657,754	13,318,521

2002
Revenues from external customers	$55,321,985	$4,026,486	$59,348,471
Depreciation and amortization included in segment gross profit	936,499	—	936,499
Segment gross profit	10,797,357	514,652	11,312,009

The following table reconciles reportable segment gross profit to the Company’s consolidated income before income tax provision for the years ended December 25, 2004, December 27, 2003 and December 28, 2002:

	2004	2003	2002
Segment gross profit	$14,264,794	$13,318,521	$11,312,009
Unallocated amounts:
Selling, general and administrative expenses	(10,558,544)	(13,290,660)	(8,637,652)
Insurance claim settlement income, net	—	1,918,784	259,376
Interest expense, net	(164,797)	(252,820)	(539,733)
Income before income taxes	$3,541,453	$1,693,825	$2,394,000

12.  Litigation:

The Company is periodically a party to various lawsuits arising in the ordinary course of business.  Management believes, based on discussions with legal counsel, that the resolution of any such lawsuits will not have a material effect on the financial statements taken as a whole.

13.  Related Party Transactions:

The land and building (140,000 square feet) occupied by the Company in Bluffton, Indiana is leased pursuant to a twenty year lease dated May 1, 1998 with American Pacific Financial Corporation, an affiliate of Pate Foods Corporation from whom the Company purchased Wabash in October 1999.  The lease extends through April 2018 and contains two additional five-year lease renewal periods at the option of the Company. Lease payments are approximately $22,000 per month, plus CPI adjustments, and the Company is responsible for all real estate taxes, utilities and insurance.  American Pacific Financial Corporation is an affiliate of Capital Foods, LLC the single largest shareholder of the Company, currently holding approximately 23% of the outstanding shares of Common Stock.

The results for any single quarter are not necessarily indicative of the Company’s results for any other quarter or the full year.

14.   Quarterly Financial Data (unaudited):

(in 000’s, except for share and per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year

Fiscal 2004
Net revenues	$17,719	$17,441	$17,176	$16,399	$68,735
Gross profit	3,580	2,687	4,305	3,693	14,265
Operating income	916	53	1,610	1,127	3,706
Net income	$534	$1	$956	$644	$2,135

Earnings per common share:
Basic	$0.03	$0.00	$0.05	$0.03	$0.11
Diluted	$0.03	$0.00	$0.05	$0.03	$0.11

Weighted average number of common shares:
Basic	18,602,978	18,622,839	18,831,954	19,141,844	18,794,977
Diluted	19,317,706	19,164,767	19,202,074	19,319,000	18,947,553

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

Selling, general and administrative expenses increased to $5.3 million in the fourth quarter of 2003, resulting in an operating loss of $2.3 million.  The increase was driven by the planned introductory consumer marketing programs and other costs associated with the launch of Crunch Toons®.

15.  Accounts Receivable Allowance

Changes to the allowance for doubtful accounts during the three years ended December 25, 2004 are summarized below:

	Balance at beginning of period	Charges (Reductions) to Expense	Write-offs (Collections)	Balance at end of period
Fiscal 2002	$219,000	379,000	189,000	$409,000
Fiscal 2003	$409,000	24,000	86,000	$347,000
Fiscal 2004	$347,000	(112,000)	(146,000)	$89,000

EXHIBIT INDEX

10.42*—	Form of Officer Nonstatutory Stock Option Agreement

21.1 —	List of subsidiaries of Poore Brothers, Inc.

23.1 —	Consent of Deloitte & Touche LLP

31.1 —	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15(d)-14(a)

31.2 —	Certification of Chief Financial Officer and Principal Accounting Officer pursuant to Rule 13a-14(a) or Rule 15(d)-14(a)

32 —

Certification of Chief Executive Officer and Chief Financial Officer and Principal Accounting Officer pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* - Management compensatory plan or arrangement