Form 10-Q
period 2005-03-26
POORE BROTHERS INC
filed 2005-05-04
CIK 944508

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 26, 2005

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

Yes  ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  19,647,561 as of March 26, 2005.

PART I.          FINANCIAL INFORMATION

Item 1.           Financial Statements

POORE BROTHERS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(unaudited)

	March 26, 2005	December 25, 2004
ASSETS
Current assets:
Cash and cash equivalents	$10,474,289	$9,675,490
Accounts receivable, net of allowance of $97,000 in 2005 and $89,000 in 2004	5,099,329	5,379,362
Inventories	2,689,856	2,145,742
Deferred income tax asset	1,226,664	1,341,723
Other current assets	494,000	471,051
Total current assets	19,984,138	19,013,368

Property and equipment, net	10,697,938	10,815,963
Goodwill	5,986,252	5,986,252
Trademarks	4,207,032	4,207,032
Other assets	93,213	94,672
Total assets	$40,968,573	$40,117,287

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,952,750	$2,809,187
Accrued liabilities	2,630,165	2,656,887
Current portion of long-term debt	1,168,581	1,390,667
Current portion of accrued costs related to brand discontinuance and other current liabilities	405,513	442,533
Total current liabilities	8,157,009	7,299,274

Long-term debt, less current portion	1,717,608	1,729,134
Non-current portion of accrued costs related to brand discontinuance and other liabilities	289,267	492,541
Deferred income tax liability	1,788,252	1,788,252
Total liabilities	11,952,136	11,309,201

Commitments and contingencies (Note 5)

Shareholders’ equity:
Preferred stock, $100 par value; 50,000 shares authorized; no shares issued or outstanding at March 26, 2005 and December 25, 2004	—	—
Common stock, $.01 par value; 50,000,000 shares authorized; 19,647,561 shares issued and outstanding at March 26, 2005 and December 25, 2004	196,476	196,476
Additional paid-in capital	27,274,825	27,274,825
Retained earnings	1,545,136	1,336,785
Total shareholders’ equity	29,016,437	28,808,086
Total liabilities and shareholders’ equity	$40,968,573	$40,117,287

The accompanying notes are an integral part of these consolidated financial statements.

POORE BROTHERS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	Quarter Ended
	March 26, 2005	March 27, 2004

Net revenues	$16,556,875	$17,718,493

Cost of revenues	13,169,025	14,138,374

Gross profit	3,387,850	3,580,119

Selling, general and administrative expenses	3,047,797	2,664,055

Operating income	340,053	916,064

Interest (income) expense, net	(1,299)	45,741

Income before income tax provision	341,352	870,323

Income tax provision	133,000	337,000

Net income	$208,352	$533,323

Earnings per common share:
Basic	$0.01	$0.03
Diluted	$0.01	$0.03

Weighted average number of common shares:
Basic	19,647,561	18,602,978
Diluted	19,854,440	19,317,706

The accompanying notes are an integral part of these consolidated financial statements.

POORE BROTHERS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Quarter Ended
	March 26, 2005	March 27, 2004

Cash flows provided by (used in) operating activities:
Net income	$208,352	$533,323
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	301,724	351,370
Amortization	1,459	13,944
Provision for bad debts	14,731	(91,789)
Deferred income taxes	115,059	295,909
Loss on disposition of fixed assets	—	16,121
Change in operating assets and liabilities:
Accounts receivable	265,302	(759,494)
Inventories	(544,114)	(267,615)
Other assets and liabilities	(263,243)	(27,553)
Accounts payable and accrued liabilities	1,116,840	1,124,799
Net cash provided by operating activities	1,216,110	1,189,015
Cash flows provided by (used in) investing activities:
Purchase of property and equipment	(183,700)	(188,917)
Net cash used in investing activities	(183,700)	(188,917)
Cash flows provided by (used in) financing activities:
Proceeds from issuance of common stock	—	57,116
Payments made on long-term debt	(233,611)	(252,706)
Net cash used in financing activities	(233,611)	(195,590)
Net increase in cash	798,799	804,508
Cash and cash equivalents at beginning of period	9,675,490	3,239,570
Cash and cash equivalents at end of period	$10,474,289	$4,044,078

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$64,345	$44,303

The accompanying notes are an integral part of these consolidated financial statements.

POORE BROTHERS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.              Organization and Summary of Significant Accounting Policies:

Poore Brothers, Inc., (“the Company”) a Delaware corporation, was formed in 1995 as a holding company to acquire a potato chip manufacturing and distribution business which had been founded by Donald and James Poore in 1986.

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

In September 2004, the Company signed a multi-year license agreement with Cinnabon®, Inc. pursuant to which the Company plans to develop and sell a variety of snack products, to include cookies and bars under the Cinnabon® brand.  The Company began shipping the Cinnabon® snack products in April 2005.

The Company is engaged in the development, production, marketing and distribution of innovative snack food products that are sold primarily through grocery retailers, mass merchandisers, club stores, convenience stores and vend distributors across the United States.  The Company currently manufactures and sells nationally T.G.I. Friday’s® brand snacks under license from TGI Friday’s Inc. and sells nationally Cinnabon® brand snacks under license from Cinnabon®, Inc.  The Company also currently (i) manufactures and sells regionally its own brands of snack food products, including Poore Brothers®, Bob’s Texas Style®, and Boulder Potato Company® brand batch-fried potato chips and Tato Skins® brand potato snacks, (ii) manufactures private label potato chips for grocery retail chains in the southwest, and (iii) distributes in Arizona snack food products that are manufactured by others.  The Company sells its T.G.I. Friday’s® brand snack products to mass merchandisers, grocer, club and drug stores directly and to primarily convenience stores and vend operators through independent distributors.  The Company’s other brands are also sold through independent distributors.

Basis of Presentation

The consolidated financial statements include the accounts of Poore Brothers, Inc. and all of its wholly owned subsidiaries.  All significant intercompany amounts and transactions have been eliminated.  The financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all the information and footnotes required by accounting principles generally accepted in the United States of America.  In the opinion of management, the consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary in order to make the consolidated financial statements not misleading.  A description of the Company’s accounting policies and other financial information is included in the audited financial statements filed with Form 10-K for the fiscal year ended December 25, 2004.  The results of operations for the quarter ended March 26, 2005 are not necessarily indicative of the results expected for the full year.

Earnings Per Common Share

Basic earnings per common share is computed by dividing net income by the weighted average number of shares of Common Stock outstanding during the period.  Exercises of outstanding stock options or warrants are assumed to occur for purposes of calculating diluted earnings per share for periods in which their effect would not be anti-dilutive.

	Quarter Ended
	March 26, 2005	March 27, 2004
Basic Earnings Per Share:
Net income	$208,352	$533,323

Weighted average number of common shares	19,647,561	18,602,978

Earnings per common share.	$0.01	$0.03
Diluted Earnings Per Share:
Net income	$208,352	$533,323

Weighted average number of common shares	19,647,561	18,602,978
Incremental shares from assumed conversions-
Warrants	—	209,666
Stock options.	206,879	505,062
Adjusted weighted average number of common shares	19,854,440	19,317,706

Earnings per common share	$0.01	$0.03

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

	March 26, 2005	March 27, 2004

Net income as reported	$208,352	$533,323
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(102,793)	(179,731)
Pro forma net income	$105,559	$353,592
Net income per share – basic – as reported	$0.01	$0.03
Pro forma net income per share – basic	$0.01	$0.02
Net income per share – diluted – as reported.	$0.01	$0.03
Pro forma net income per share – diluted	$0.01	$0.02

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for options granted in 2004:  dividend yield of 0%; expected volatility of 62%; risk-free interest rate of 3.15%; and expected lives of 3 years.  There were no option grants during the quarters ended March 27, 2004 and March 26, 2005.

2.              Inventories

Inventories consisted of the following:

	March 26, 2005	December 25, 2004
Finished goods	$2,055,105	$1,537,488
Raw materials	634,751	608,254
	$2,689,856	$2,145,742

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

The U.S. Bancorp Credit Agreement consists of a $5.0 million Line of Credit, a $0.5 million capital expenditure line of credit (“CapEx Term Loan”) and a $5.8 million term loan (“Term Loan A”).  At March 26, 2005, there were no balances on either the Line of Credit or the CapEx Term Loan, and $1.1 million outstanding on Term Loan A.

The U.S. Bancorp Credit Agreement is secured by accounts receivable, inventories, equipment and general intangibles.  Borrowings under the U.S. Bancorp Line of Credit are limited to 80% of eligible receivables, 60% of eligible finished goods inventories and 50% of eligible raw materials inventories.  At March 26, 2005, the Company had a borrowing base of approximately $3,890,000 under the U.S. Bancorp Line of Credit.  The U.S. Bancorp Credit Agreement requires the Company to be in compliance with certain financial performance criteria, including minimum annual operating results, a minimum tangible capital base and a minimum fixed charge coverage ratio.  In July 2004, the U.S. Bancorp Credit Agreement was amended to modify certain financial covenants that allow the Company to exclude one-time extraordinary, non-operating gains/losses during the applicable period.  At March 26, 2005 the Company was in compliance with all of the financial covenants.

4.              Brand Discontinuance

On June 11, 2004, the Company discontinued its Crunch Toons® brand.  The Company negotiated amendments to its license agreements with Warner Bros. Consumer Products pursuant to which the Agreements will remain in effect but become non-exclusive.  However, because the Company ceased using the Crunch Toons® brand in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, the Company recorded a liability for the estimated fair value of the remaining guaranteed future minimum payments under the agreements by computing the present value of the future cash payments.

In 2004, the Company concluded that a leased packaging machine, primarily associated with Crunch Toons®, was no longer likely to be used.

The following table summarizes the activity of the accrued costs related to the brand discontinuance and other liabilities for the quarter ended March 26, 2005:

	Dec. 25, 2004 Balance	Payments	Mar. 26, 2005 Balance
Present value of guaranteed minimum royalty payments	$592,472	$(170,310)	$422,162	(1), (2)
Reclamation costs	34,498	(33,375)	1,123	(1)
Present value of remaining lease payments on equipment	308,104	(36,608)	271,496	(1), (3)
	$935,074	$(240,293)	$694,781

(1)                                  These amounts are reflected in the Consolidated Balance Sheets as “Current and Non-current portions of accrued costs related to brand discontinuance and other liabilities”.

(2)                                  In accordance with SFAS No. 146, interest accretion was recorded for the period and future royalty payments will be made in accordance with the amended agreements.

(3)                                  In accordance with SFAS No. 146, the fair value of remaining operating lease payments was recorded relating to a machine the Company determined will no longer be used.  Future operating lease payments will be made in accordance with the existing lease agreement.

5.              Litigation

            The Company is periodically a party to various lawsuits arising in the ordinary course of business.  Management believes, based on discussions with legal counsel, that the resolution of any such lawsuits will not have a material effect on the financial statements taken as a whole.

6.   Business Segments

The Company’s operations consist of two segments: manufactured products and distributed products.  The manufactured products segment produces potato chips, potato crisps and potato skins, for sale primarily to snack food distributors and retailers.  The distributed products segment sells snack food products manufactured by other companies to the Company’s Arizona snack food distributors.  The Company’s reportable segments offer different products and services.  All of the Company’s revenues are attributable to external customers in the United States and  Canada and all of its assets are located in the United States.

            The accounting policies of the segments are the same as those described in the Summary of Significant Accounting Policies included in Note 1 to the audited financial statements filed with the Form 10-K for the fiscal year ended December 25, 2004.  The Company does not allocate assets, selling, general and administrative expenses, income taxes or other income and expense to segments.

	Manufactured Products	Distributed Products	Consolidated
Quarter ended March 26, 2005
Revenues from external customers	$15,798,936	$757,939	$16,556,875
Depreciation and amortization included in segment gross profit	211,381	—	211,381
Segment gross profit	3,283,066	104,784	3,387,850
Quarter ended March 27, 2004
Revenues from external customers	$17,067,931	$650,562	$17,718,493
Depreciation and amortization included in segment gross profit	268,322	—	268,322
Segment gross profit	3,476,012	104,107	3,580,119

The following table reconciles reportable segment gross profit to the Company’s consolidated income before income tax provision.

	Quarter Ended
	March 26, 2005	March 27, 2004

Segment gross profit	$3,387,850	$3,580,119
Unallocated amounts:
Selling, general and administrative expenses	3,047,797	2,664,055
Interest (income) expense, net	(1,299)	45,741
Income before income taxes	$341,352	$870,323

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

Results of Operations

Quarter ended March 26, 2005 compared to the quarter ended March 27, 2004.

Net revenues for the quarter ended March 26, 2005 were $16.6 million, 7% below last year’s first quarter of $17.7 million.  The Company’s net revenue decrease was principally caused by changes to the timing of promotional events with several large retailers and a decline in sales in the vending channel.  Strong 31% growth of  T.G.I. Friday’s® brand salted snacks in the first quarter last year was due primarily to new distribution and large promotional events at mass retailers in the quarter.  Similar large promotional events did not occur in this year’s first quarter, but are expected to occur later this fiscal year.  The brand continued its strong growth performance in grocery and convenience stores.  As a result, overall T.G.I. Friday’s® brand salted snack revenue declined 9% versus the first quarter of 2004 to $11.3 million, or 68% of total revenue. The Company’s potato chip brands rose 6% and distributed products grew 17% over the prior year.  In addition, the Crunch Toons® brand contributed sales of $0.4 million in last year’s first quarter but was discontinued in June 2004.

Gross profit for the quarter ended March 26, 2005 was $3.4 million, or 20.5% of net revenue, compared to $3.6 million, or 20.2% of net revenue, in the same quarter of 2004.  The improvement in gross profit percentage was attributable to increased manufacturing and supply chain efficiencies, substantially offset by higher freight costs.

Selling, general and administrative expenses increased to $3.0 million in the first quarter of 2005 as compared to $2.7 million in 2004, or 18.4% versus 15.0% of net revenue, respectively.  The higher level of spending was due primarily to increased payroll costs due to planned growth and separation costs, and an increase in new product development and consumer testing expenses.

Net interest income was $1,299 in the first quarter of 2005 compared to interest expense of $45,741 in the first quarter of 2004 due to higher interest income earned on investments.  The Company’s effective income tax rate increased slightly in the first quarter of 2005 to 39.0% from 38.7% in the comparable period in 2004.

Net income was $0.2 million, or $0.01 per basic and diluted share, as compared to $0.5 million, or $0.03 per basic and diluted share last year.

Liquidity and Capital Resources

Net working capital was $11.8 million (a current ratio of 2.5:1) at March 26, 2005 and $11.7 million (a current ratio of 2.6:1) at December 25, 2004.  For the quarter ended March 26, 2005, the Company generated cash flow of  $1.2 million from operating activities, invested $0.2 million in equipment, and made $0.2 million in payments on long-term debt.

The U.S. Bancorp Credit Agreement consists of a $5.0 million Line of Credit, a $0.5 million capital expenditure line of credit (“CapEx Term Loan”) and a $5.8 million term loan (“Term Loan A”).  At March 26, 2005, there were no balances on either the Line of Credit or the CapEx Term Loan, and $1.1 million outstanding on Term Loan A.  The Company is evaluating its options to payoff Term Loan A and/or negotiate a new credit facility with a bank.

The U.S. Bancorp Credit Agreement is secured by accounts receivable, inventories, equipment and general intangibles.  Borrowings under the U.S. Bancorp Line of Credit are limited to 80% of eligible receivables, 60% of eligible finished goods inventories and 50% of eligible raw materials inventories.  At March 26, 2005, the Company had a borrowing base of approximately $3.9 million under the U.S. Bancorp Line of Credit.  The U.S. Bancorp Credit Agreement requires the Company to be in compliance with certain financial performance criteria, including minimum annual operating results, a minimum tangible capital base and a minimum fixed charge coverage ratio.  In July 2004, the U.S. Bancorp Credit Agreement was amended to modify certain financial covenants that allow the Company to exclude one-time extraordinary, non-operating gains/losses during the applicable period.  At March 26, 2005 the Company was in compliance with all of the financial covenants.

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

Allowance for Doubtful Accounts.  The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments.  If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.  The allowance for doubtful accounts was $97,000 at March 25, 2005 and $89,000 at December 25, 2004, respectively.

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

The above listing is not intended to be a comprehensive list of all of the Company’s accounting policies.  In many cases the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles, with no need for management’s judgment in their application.  See the Company’s audited financial statements for the fiscal year ended December 25, 2004 and the notes thereto included in the Company’s Annual Report on Form 10-K with respect to such period, which contain a description of the Company’s accounting policies and other disclosures required by accounting standards generally accepted in the United States of America.

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

The Company also has interest rate risk with respect to interest expense on variable rate debt, with rates based upon changes in the prime rate.  Therefore, the Company has an exposure to changes in those rates.  At March 26, 2005, the Company had $1.1 million of variable rate debt outstanding.  A hypothetical 10% adverse change in weighted average interest rates during fiscal 2005 would have had minimal impact on both the Company’s net earnings and cash flows.

The Company’s primary concentration of credit risk is related to certain trade accounts receivable.  In the normal course of business, the Company extends unsecured credit to its customers.  Substantially all of the Company’s customers are distributors or retailers whose sales are concentrated in the grocery industry, throughout the United States.  The Company investigates a customer’s credit worthiness before extending credit.  Two customers accounted for approximately 32% of the Company’s net revenues for the quarter ended March 26, 2005 and for approximately 26% of the Company’s accounts receivable balance at the end of the quarter.

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

None.

Item 3.           Defaults Upon Senior Securities

None.

Item 4.           Submission of Matters to a Vote of Security Holders

None.

Item 5.           Other Information

None.

Item 6.           Exhibits

(a)	Exhibits:

	31.1 —	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15(d)-14(a)
	31.2 —	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15(d)-14(a)
	32.1 —	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POORE BROTHERS, INC.

		By:	/s/ Thomas W. Freeze
Dated:	May 4, 2005		Thomas W. Freeze
President and Chief Executive Officer
(principal executive officer)

		By:	/s/ Richard M. Finkbeiner
Dated:	May 4, 2005		Richard M. Finkbeiner
Senior Vice President, Chief Financial Officer,
Treasurer and Secretary
(principal financial and accounting officer)

EXHIBIT INDEX

31.1 —	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15(d)-14(a)

31.2 —	Certification of Chief Financial Officer and Principal Accounting Officer pursuant to Rule 13a-14(a) or Rule 15(d)-14(a)

32.1 —

Certification of Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.