Form 10-Q
period 2005-06-25
POORE BROTHERS INC
filed 2005-08-08
CIK 944508

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 25, 2005

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

Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  19,772,561 as of June 25, 2005.

PART I.                 FINANCIAL INFORMATION

Item 1.    Financial Statements

POORE BROTHERS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(unaudited)

	June 25, 2005	December 25, 2004
ASSETS
Current assets:
Cash and cash equivalents	$12,419,504	$9,675,490
Accounts receivable, net of allowance of $136,000 in 2005 and $89,000 in 2004	7,848,966	5,379,362
Inventories	2,417,157	2,145,742
Deferred income tax asset	485,860	1,341,723
Other current assets	440,177	471,051
Total current assets	23,611,664	19,013,368

Property and equipment, net	10,478,724	10,815,963
Goodwill	5,986,252	5,986,252
Trademarks	4,207,032	4,207,032
Other assets	91,754	94,672

Total assets	$44,375,426	$40,117,287

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,152,802	$2,809,187
Accrued liabilities	3,308,187	2,656,887
Current portion of long-term debt	946,518	1,390,667
Current portion of costs related to brand discontinuance and other current liabilities	444,104	442,533
Total current liabilities	9,851,611	7,299,274

Long-term debt, less current portion	1,705,820	1,729,134
Non-current portion of accrued costs related to brand discontinuance and other liabilities	253,287	492,541
Deferred income tax liability	1,788,252	1,788,252
Total liabilities	13,598,970	11,309,201

Commitments and contingencies (Note 5)

Shareholders’ equity:
Preferred stock, $100 par value; 50,000 shares authorized; no shares issued or outstanding at June 25, 2005 and December 25, 2004	—	—
Common stock, $.01 par value; 50,000,000 shares authorized; 19,772,561 and 19,647,561 shares issued and outstanding at June 25, 2005 and December 25, 2004, respectively	197,726	196,476
Additional paid-in capital	27,513,046	27,274,825
Retained earnings	3,065,684	1,336,785
Total shareholders’ equity	30,776,456	28,808,086

Total liabilities and shareholders’ equity	$44,375,426	$40,117,287

The accompanying notes are an integral part of these consolidated financial statements.

POORE BROTHERS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	Quarter Ended		Six Months Ended
	June 25, 2005	June 26, 2004	June 25, 2005	June 26, 2004

Net revenues	$23,331,522	$17,441,069	$39,888,397	$35,159,562

Cost of revenues	17,270,415	13,339,194	30,439,440	27,477,568

Costs related to brand discontinuance	—	1,414,759	—	1,414,759

Gross profit	6,061,107	2,687,116	9,448,957	6,267,235

Selling, general and administrative expenses	3,600,141	2,634,420	6,647,938	5,298,475

Operating income	2,460,966	52,696	2,801,019	968,760
Interest income (expense), net	24,431	(50,205)	25,730	(95,946)

Income before income tax provision	2,485,397	2,491	2,826,749	872,814

Income tax provision	(964,850)	(1,000)	(1,097,850)	(338,000)

Net income	$1,520,547	$1,491	$1,728,899	$534,814

Earnings per common share:
Basic	$0.08	$0.00	$0.09	$0.03
Diluted	$0.08	$0.00	$0.09	$0.03

Weighted average number of common shares:
Basic	19,681,902	18,622,839	19,664,731	18,612,908
Diluted	19,841,862	19,164,767	19,824,190	19,205,655

The accompanying notes are an integral part of these consolidated financial statements.

POORE BROTHERS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended
	June 25, 2005	June 26, 2004
Cash flows provided by operating activities:
Net income	$1,728,899	$534,814
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	604,525	696,474
Amortization	2,918	15,764
Provision for bad debts	42,056	(180,253)
Other asset amortization	—	34,878
Deferred income taxes	855,863	296,756
Costs related to brand discontinuance	—	1,758,919
Loss on disposition of equipment	5,699	16,571
Tax benefit from exercise of stock options	104,232	—
Change in operating assets and liabilities:
Accounts receivable	(2,511,660)	784,952
Inventories	(271,415)	33,688
Other assets and liabilities	(206,809)	23,696
Accounts payable and accrued liabilities	2,994,915	(829,246)
Net cash provided by operating activities	3,349,223	3,187,013

Cash flows used in investing activities:
Purchase of equipment	(278,035)	(320,753)
Proceeds from disposition of fixed assets	5,050	—
Net cash used in investing activities	(272,985)	(320,753)

Cash flows used in financing activities:
Proceeds from issuance of common stock	135,238	266,758
Payments made on long-term debt	(467,462)	(485,630)
Net cash used in financing activities	(332,224)	(218,872)

Net increase in cash	2,744,014	2,647,388
Cash at beginning of period	9,675,490	3,239,570
Cash at end of period	$12,419,504	$5,886,958

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$97,519	$95,143

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

In April 2005, the Company launched its Cinnabon® brand pursuant to a license agreement with Cinnabon, Inc, the initial term of which expires in 2011.  A renewal term for an additional five years exists at the end of the initial term.  The Company plans to develop and sell a variety of snack products, to include cookies, under the Cinnabon® brand.

The Company is engaged in the development, production, marketing and distribution of innovative snack food products that are sold primarily through grocery retailers, mass merchandisers, club stores, convenience stores and vend distributors across the United States.  The Company currently manufactures and sells nationally T.G.I. Friday’s® brand snacks under license from TGI Friday’s Inc. and sells nationally Cinnabon® brand snacks under license from Cinnabon, Inc.  The Company also currently (i) manufactures and sells regionally its own brands of snack food products, including Poore Brothers®, Bob’s Texas Style®, and Boulder Canyon Natural FoodsTM brand batch-fried potato chips and Tato Skins® brand potato snacks, (ii) manufactures private label potato chips for grocery retail chains in the southwest, and (iii) distributes in Arizona snack food products that are manufactured by others.  The Company sells its T.G.I. Friday’s® brand snack products to mass merchandisers, grocery, club and drug stores directly and to convenience stores and vend operators through independent distributors.  The Company’s other brands are also sold through independent distributors.

Basis of Presentation

The consolidated financial statements include the accounts of Poore Brothers, Inc. and all of its wholly owned subsidiaries.  All significant intercompany amounts and transactions have been eliminated.  The financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all the information and footnotes required by accounting principles generally accepted in the United States of America.  In the opinion of management, the consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary in order to make the consolidated financial statements not misleading.  A description of the Company’s accounting policies and other financial information is included in the audited financial statements filed with Form 10-K for the fiscal year ended December 25, 2004.  The results of operations for the quarter ended June 25, 2005 are not necessarily indicative of the results expected for the full year.

Earnings Per Common Share

Basic earnings per common share is computed by dividing net income by the weighted average number of shares of Common Stock outstanding during the period.  Exercises of outstanding stock options or warrants are assumed to occur for purposes of calculating diluted earnings per share for periods in which their effect would not be anti-dilutive.

	Quarter Ended		Six Months Ended
	June 25, 2005	June 26, 2004	June 25, 2005	June 26, 2004
Basic Earnings Per Share:
Net income	$1,520,547	$1,491	$1,728,899	$534,814
Weighted average number of common shares	19,681,902	18,622,839	19,664,731	18,612,908
Earnings per common share	$0 .08	$0 .00	$0.09	$0.03

Diluted Earnings Per Share:
Net Income	$1,520,547	$1,491	$1,728,899	$534,814

Weighted average number of common shares	19,681,902	18,622,839	19,664,731	18,612,908

Incremental shares from assumed conversions-
Warrants	—	199,126	—	204,701
Stock options	159,960	342,802	159,459	388,046
Adjusted weighted average number of common shares	19,841,862	19,164,767	19,824,190	19,205,655
Earnings per common share	$0.08	$0.00	$0.09	$0.03

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

	Quarter Ended		Six Months Ended
	June 25, 2005	June 26, 2004	June 25, 2005	June 26, 2004
Net income as reported	$1,520,547	$1,491	$1,728,899	$534,814
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(58,764)	(175,647)	(123,466)	(355,378)
Pro forma net income (loss)	$1,461,783	$(174,156)	$1,605,433	$179,436

	Quarter Ended		Six Months Ended
	June 25, 2005	June 26, 2004	June 25, 2005	June 26, 2004
Net income per share – basic – as reported	$0.08	$0.00	$0.09	$0.03
Pro forma net income (loss) per share – basic	$0.07	$(0.01)	$0.08	$0.01
Net income per share – diluted – as reported	$0.08	$0.00	$0.09	$0.03
Pro forma net income (loss) per share – diluted	$0.07	$(0.01)	$0.08	$0.01

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for options granted in 2004:  dividend yield of 0%; expected volatility of 62%; risk-free interest rate of 3.15% and expected lives of 3 years.  Under this method, the weighted-average fair value of the options granted was $1.37 in 2004, with no options yet being granted in 2005.

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

2.                                      Inventories

Inventories consisted of the following:

	June 25, 2005	December 25, 2004
Finished goods	$1,685,788	$1,537,488
Raw materials	731,369	608,254
	$2,417,157	$2,145,742

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

The U.S. Bancorp Credit Agreement consists of a $5.0 million Line of Credit, a $0.5 million capital expenditure line of credit (“CapEx Term Loan”) and a $5.8 million term loan (“Term Loan A”).  At June 25, 2005, there were no balances on either the Line of Credit or the CapEx Term Loan, and $901,000 outstanding on Term Loan A.

The U.S. Bancorp Credit Agreement is secured by accounts receivable, inventories, equipment and general intangibles.  Borrowings under the U.S. Bancorp Line of Credit are limited to 80% of eligible receivables, 60% of eligible finished goods inventories and 50% of eligible raw materials inventories.  At June 25, 2005, the Company had a borrowing base of approximately $6.5 million under the U.S. Bancorp Line of Credit.  The U.S. Bancorp Credit Agreement requires the Company to be in compliance with certain financial performance criteria, including minimum annual operating results, a minimum tangible capital base and a minimum fixed charge coverage ratio.  In July 2004, the U.S. Bancorp Credit Agreement was amended to modify certain financial covenants that allow the Company to exclude one-time extraordinary, non-operating gains/losses during the applicable period.  At June 25, 2005 the Company was in compliance with all of the financial covenants.

4.                                      Brand Discontinuance

On June 11, 2004, the Company discontinued its Crunch Toons® brand.  The Company negotiated amendments to its license agreements with Warner Bros. Consumer Products pursuant to which the Agreements will remain in effect but become non-exclusive.  However, because the Company ceased using the Crunch Toons® brand in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, the Company recorded a liability for the estimated fair value of the remaining guaranteed future minimum payments under the agreements by computing the present value of the future cash payments.  Also in 2004, the Company concluded that a leased packaging machine, primarily associated with Crunch Toons®, was no longer likely to be used.

The following table summarizes the activity of the accrued costs related to the brand discontinuance and other liabilities for the quarter ended June 25, 2005:

Description:	March 26, 2005 Balance	Activity	June 25, 2005 Balance

Present value of guaranteed minimum royalty payments	$422,162	$5,276	$427,438	(1),(2)
Reclamation costs	1,123	34,471	35,594	(1)
Present value of remaining lease payments on equipment	271,496	(37,137)	234,359	(1),(3)
Total	$694,781	$2,611	$697,391

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

(3)                                  In accordance with SFAS No. 146, the fair value of remaining operating lease payments was recorded relating to a machine the Company determined will no longer be used.  This machine lease was completely paid off in July 2005 and sold to an unrelated party.

5.                                      Litigation

The Company is periodically a party to various lawsuits arising in the ordinary course of business.  Management believes, based on discussions with legal counsel, that the resolution of any such lawsuits will not have a material effect on the financial statements taken as a whole.

6.                                      Business Segments

The Company’s operations consist of two segments: manufactured products and distributed products.  The manufactured products segment produces potato chips, potato crisps and potato skins, for sale primarily to snack food distributors and retailers.  The distributed products segment sells snack food products manufactured by other companies to the Company’s Arizona snack food distributors.  The Company’s reportable segments offer different products and services.  All of the Company’s revenues are attributable to external customers in the United States and Canada, and all of its assets are located in the United States.

The accounting policies of the segments are the same as those described in the Summary of Significant Accounting Policies included in Note 1 to the audited financial statements filed with the Form 10-K for the fiscal year ended December 25, 2004.  The Company does not allocate assets, selling, general and administrative expenses, income taxes or other income and expense to segments.

	Manufactured Products	Distributed Products	Consolidated
Quarter ended June 25, 2005
Net revenues from external customers	$22,516,110	$815,412	$23,331,522
Depreciation and amortization in segment gross profit	211,831	—	211,831
Segment gross profit	5,940,610	120,497	6,061,107

Quarter ended June 26, 2004
Net revenues from external customers	$16,987,210	$453,859	$17,441,069
Depreciation and amortization in segment gross profit	261,088	—	261,088
Cost related to brand discontinuance	1,414,759	—	1,414,759
Segment gross profit	2,616,738	70,378	2,687,116

Six months ended June 25, 2005
Net revenues from external customers	$38,315,046	$1,573,351	$39,888,397
Depreciation and amortization in segment gross profit	423,212	—	423,212
Segment gross profit	9,223,676	225,281	9,448,957

Six months ended June 26, 2004
Net revenues from external customers	$34,055,141	$1,104,421	$35,159,562
Depreciation and amortization in segment gross profit	529,410	—	529,410
Costs related to brand discontinuance	1,414,759	—	1,414,759
Segment gross profit	6,092,750	174,485	6,267,235

The following table reconciles reportable segment gross profit to the Company’s consolidated income before income tax provision.

	Quarter Ended		Six Months Ended
	June 25, 2005	June 26, 2004	June 25, 2005	June 26, 2004

Consolidated segment gross profit	$6,061,107	$2,687,116	$9,448,957	$6,267,235
Unallocated amounts:
Selling, general and administrative expenses	3,600,141	2,634,420	6,647,938	5,298,475
Interest income (expense), net	24,431	(50,205)	25,730	(95,946)
Income before income tax provision	$2,485,397	$2,491	$2,826,749	$872,814

7.                                      Income Taxes

The Company accounts for income taxes using a balance sheet approach whereby deferred tax assets and liabilities are determined based on the differences in financial reporting and income tax basis of assets and liabilities.  The differences are measured using the income tax rate in effect during the year of measurement.

The Company experienced significant net losses in prior fiscal years resulting in a net operating loss carryforward (“NOL”) for federal income tax purposes of approximately $1.9 million at December 25, 2004.  The Company’s NOL will begin to expire in varying amounts between 2010 and 2018.

Generally accepted accounting principles require that a valuation allowance be established when it is more likely than not that all or a portion of a deferred tax asset will not be realized.  Changes in valuation allowances from period to period are included in the tax provision in the period of change.  In determining whether a valuation allowance is required, the Company takes into account all positive and negative evidence with regard to the utilization of a deferred tax asset including our past earnings history, expected future earnings, the character and jurisdiction of such earnings, unsettled circumstances that, if unfavorably resolved, would adversely affect utilization of a deferred tax asset, carryback and carryforward periods, and tax strategies that could potentially enhance the likelihood of realization of a deferred tax asset.  The Company provides for income taxes at a rate equal to the combined federal and state effective rates, which approximate 39% under current tax rates.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q, including all documents incorporated by reference, includes “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, and Poore Brothers, Inc. (the “Company”) desires to take advantage of the “safe harbor” provisions thereof.  Therefore, the Company is including this statement for the express purpose of availing itself of the protections of the safe harbor with respect to all of such forward-looking statements.  In this Quarterly Report on Form 10-Q, the words “anticipates,” “believes,” “expects,” “intends,” “estimates,” “projects,” “will likely result,” “will continue,” “future” and similar terms and expressions identify forward-looking statements.  The forward-looking statements in this Quarterly Report on Form 10-Q reflect the Company’s current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, including specifically the possibility that the Company will need additional financing due to future operating losses or in order to implement the Company’s business strategy, the possible diversion of management resources from the day-to-day operations of the Company as a result of strategic acquisitions, potential difficulties resulting from the integration of acquired businesses with the Company’s business, other acquisition-related risks, lack of consumer acceptance of existing and future products, dependence upon key license agreements, dependence upon major customers, significant competition, risks related to the food products industry, volatility of the market price of the Company’s common stock, par value $.01 per share (the “Common Stock”), the possible de-listing of the Common Stock from the Nasdaq SmallCap Market if the Company fails to satisfy the applicable listing criteria (including a minimum share price) in the future and those other risks and uncertainties discussed herein and in the Company’s other periodic reports filed with the Securities and Exchange Commission, that could cause actual results to differ materially from historical results or those anticipated.  In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this Quarterly Report on Form 10-Q will in fact transpire or prove to be accurate.  Readers are cautioned to consider the specific risk factors described herein and under the caption “Risk Factors” in our Annual Report on Form 10-K for our fiscal year ended December 25, 2004,  and not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that may arise after the date hereof. All subsequent written or oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by this section.

Results of Operations

Quarter ended June 25, 2005 compared to the quarter ended June 26, 2004.

Net revenues in the second quarter of 2005 were $23.3 million, an increase of 34% compared to second quarter 2004 net revenues of $17.4 million.  The Company’s strong second-quarter revenue growth versus last year was the result of across the board gains for all of the Company’s brands.  T.G.I. Friday’s® brand salted snacks increased 7.5% to $13.7 million, buoyed modestly by initial shipments of the new meat snacks products. As the Company continues to diversify its portfolio of products, T.G.I. Friday’s® brand salted snacks will become a smaller percentage of total net revenue.  The brand represented 59% of total net revenue compared to over 70% of total net revenue in the same quarter of 2004, while continuing to show solid growth in the high single digits.  The Cinnabon® brand cookie introduction generated $2.5 million in revenues driven by large introductory promotional orders from a large mass merchandiser.  The Company’s potato chip brands rose 35% mostly due to very strong promotional activity, particularly on the Company’s repositioned Boulder Canyon Natural Foods™ brand.  Distributed products also grew 79% over the prior year due to increased product lines.

Gross profit was $6.1 million, or 26.0% of net revenue compared to $2.7 million, or 15.4% of net revenue, in the same quarter of 2004.  In last year’s second quarter the Company discontinued the Crunch Toons® brand and recorded a $1.8 million charge.  Excluding this charge, last year’s gross profit would have been $4.4 million, or 25.0% of net revenue. The improvement in this year’s gross profit percentage was attributable primarily to efficiency gains in manufacturing and supply chain and Cinnabon® brand revenues, which were partially offset by higher freight costs.

Selling, General and Administrative expenses increased to $3.6 million in the second quarter of 2005 as compared to $2.6 million in 2004, or 15.4% versus 15.1% of net revenue, respectively.  The higher level of spending in 2005 was due to increases in marketing costs for new product development, consumer testing programs, as well as commission expenses associated with the higher revenues.

Net interest income was $24,431 in the second quarter of 2005 compared to net interest expense of $50,205 in the second quarter of 2004 due to higher interest rates on investments and increased operating cash.  The Company’s effective income tax rate decreased slightly in the second quarter of 2005 to 39% from 40% in the comparable period in 2004 due to some higher state taxes in 2004.

Net income for the second quarter of 2005 was $1.5 million, or $0.08 per basic and diluted share, as compared to break-even in 2004.  Without the Crunch Toons® brand discontinuance charge in 2004, net income would have been $1.1 million, or $0.06 per basic and diluted share.

Six months ended June 25, 2005 compared to the six months ended June 26, 2004

For the six months ended June 25, 2005, net revenue increased 13% to $39.9 million, compared with net revenue of $35.2 million in the first half of the previous year.  Most of the increase came from the Cinnabon® launch, with the potato chip products increasing 20%, and distributed products up 43%.  T.G.I. Friday’s® net revenues are now equal to last year through six months and are expected to show solid growth for the remainder of the year.

Gross profit for the six months ended June 25, 2005 was $9.4 million, or 23.7% of net revenues, compared to $6.3 million, or 17.8% of net revenues for the six months ended June 26, 2004.  Excluding the brand discontinuance costs in 2004, gross profit margins would have been approximately 22.6% for the six months ended June 26, 2004.

Selling, General and Administrative expenses increased to $6.6 million, or 16.7% of net revenues for the six months ended June 25, 2005 from $5.3 million, or 15.1% of net revenues, for the six months ended June 26, 2004.  The higher level of spending in 2005 was due to increases in marketing costs for new product development, consumer testing programs, as well as commission expenses associated with the higher revenues.

Net interest income was $25,730 in the first half of 2005 compared to net interest expense of $95,946 in the first half of 2004 due to higher interest rates and more operating cash.  The Company’s effective income tax rate was 39% in 2005 and 2004.

Net income for the six months ended June 25, 2005 was $1.7 million, or $0.09 per basic and diluted share, compared with net income of $0.5 million, or $0.03 per basic and diluted share, in the prior-year period.

Liquidity and Capital Resources

Net working capital was $13.8 million (a current ratio of 2.4:1) at June 25, 2005 and $11.7 million (a current ratio of 2.6:1) at December 25, 2004.  For the six months ended June 25, 2005, the Company generated cash flow of $3.3 million from operating activities, principally from operating results; invested $0.3 million in new equipment;  made $0.5 million in payments on long-term debt and received $0.1 million in issuance of common stock.

The U.S. Bancorp Credit Agreement consists of a $5.0 million line of credit, a $0.5 million capital expenditure line of credit (CapEx Term Loan”) and a $5.8 million term loan (“Term Loan A”).  At June 25, 2005, there were no balances on either the line of credit or the CapEx Term Loan, and $901,000 outstanding on Term Loan A.  The Company is in the process of negotiating a new credit facility with U.S. Bancorp.

The U.S. Bancorp Credit Agreement is secured by accounts receivable, inventories, equipment and general intangibles.  Borrowings under the U.S. Bancorp Line of Credit are limited to 80% of eligible receivables, 60% of eligible finished goods inventories and 50% of eligible raw materials inventories.  At June 25, 2005, the Company had a borrowing base of approximately $6.5 million under the U.S. Bancorp Line of Credit.  The U.S. Bancorp Credit Agreement requires the Company to be in compliance with certain financial performance criteria, including minimum annual operating results, a minimum tangible capital base and a minimum fixed charge coverage ratio.  In July 2004, the U.S. Bancorp Credit Agreement was amended to modify certain financial covenants that allow the Company to exclude one-time extraordinary, non-operating gains/losses during the applicable period.  At June 25, 2005 the Company was in compliance with all of the financial covenants.

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

Management’s Plans

In connection with the implementation of the Company’s business strategy, the Company may incur operating losses in the future and may require future debt or equity financings (particularly in connection with future strategic acquisitions, new brand introductions or capital expenditures).  Expenditures relating to acquisition-related integration costs, market and territory expansion and new product development and introduction may adversely affect promotional and operating expenses and consequently may adversely affect operating and net income.  These types of expenditures are expensed for accounting purposes as incurred, while revenue generated from the result of such expansion or new products may benefit future periods.  Management believes that the Company will generate positive cash flow from operations during the next twelve months, which, along with its existing working capital and borrowing facilities, will enable the Company to meet its operating cash requirements for the next twelve months.  The belief is based on current operating plans and certain assumptions, including those relating to the Company’s future revenue levels and expenditures, industry and general economic conditions and other conditions. If any of these factors change, the Company may require future debt or equity financings to meet its business requirements. There can be no assurance that any required financings will be available or, if available, will be on terms attractive to the Company.

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

Allowance for Doubtful Accounts.  The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments.  If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.  The allowance for doubtful accounts was $136,000 at June 25, 2005 and $89,000 at December 25, 2004, respectively.

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

Income Taxes.  The Company has been profitable since 1999; however, it experienced significant net losses in prior fiscal years resulting in a net operating loss carryforward (“NOL”)  for federal income tax purposes of approximately $1.9 million at December 25, 2004.  Generally accepted accounting principles require that the Company record a valuation allowance against the deferred tax asset associated with this NOL if it is “more likely than not” that the Company will not be able to utilize it to offset future taxes.  The Company does not have a valuation allowance as of June 25, 2005.

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

The Company also has interest rate risk with respect to interest expense on variable rate debt, with rates based upon changes in the prime rate.  Therefore, the Company has an exposure to changes in those rates.  At June 25, 2005 the Company had $901,000 of variable rate debt outstanding.  A hypothetical 10% adverse change in weighted average interest rates during fiscal 2005 would have had minimal impact on both the Company’s net earnings and cash flows.

The Company’s primary concentration of credit risk is related to certain trade accounts receivable.  In the normal course of business, the Company extends unsecured credit to its customers.  Substantially all of the Company’s customers are distributors or retailers whose sales are concentrated in the grocery industry, throughout the United States.  The Company investigates a customer’s credit worthiness before extending credit.  Two customers accounted for approximately 33% of net revenues for the six months ended June 25, 2005 and for approximately 30% of the Company’s accounts receivable balance at the end of the quarter.

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

None.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Submission of Matters to a Vote of Security Holders

(a)                                  The annual Meeting of Shareholders of the Company (the “Meeting”) was held on May 17, 2005.

(b)                                 Proxies for the Meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.  There was no solicitation in opposition to the management’s nominees as listed in the proxy statement and all of such nominees were elected.

(c)                                  At the Meeting, the Company’s shareholders voted upon the election of seven directors of the Company.  Management’s nominees were Messrs. Thomas W. Freeze, F. Phillips Giltner, III, Mark S. Howells, Eric J. Kufel, James W. Myers, Shannon Bard and Larry R. Polhill.  There were no other nominees.  The following are the respective numbers of votes cast “for” and “withheld” with respect to each nominee.

Name of Nominee	Votes Cast For	Votes Withheld
Shannon Bard	16,287,294	100,575
Thomas W. Freeze	16,140,444	247,425
F. Phillips Giltner, III	16,208,835	179,034
Mark S. Howells	16,264,094	123,775
Eric J. Kufel	16,134,244	253,625
James W. Myers	16,289,294	98,575
Larry R. Polhill	16,137,394	250,475

(d)                                 At the Meeting, the Company’s shareholders voted to approve the Poore Brothers, Inc. 2005 Equity Incentive Plan. The purpose of the plan is to enable the Company to motivate, attract and retain employees and to align the personal interests of employees with the interests of stockholders of the Company through equity participation.  The following are the respective number of votes cast “for”, “against” and “abstaining”:

Votes for:	9,112,761
Votes against:	1,432,048
Votes abstaining:	29,075

(e)                                  At the Meeting, there was a shareholder proposal to recommend changing the Company’s proxy cards distributed to shareholders in connection with the annual meeting to use the terminology “against” rather than “withheld” in relation to voting on the Election of Directors. The following are the respective number of votes cast “for”, “against” and “abstaining”:

Votes for:	186,612
Votes against:	10,315,609
Votes abstaining:	71,663

Item 5.    Other Information

None.

Item 6.    Exhibits

(a)                                  Exhibits:

10.1 –                 Summary of Director Compensation, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 4, 2005

10.2 -                    Agreement between Poore Brothers, Inc. and Cinnabon, Inc. entered into September 10, 2004, but becoming material in the reporting period of June 25, 2005* (certain portions of this exhibit have been omitted pursuant to a confidential treatment request filed with the Securities and Exchange Commission)

31.1. —      Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15(d)-14(a) *

31.2 —         Certification of Chief Financial Officer and Principal Accounting Officer pursuant to Rule 13a-14(a) or Rule 15(d)-14(a) *

32.1 —         Certification of Chief Executive Officer and Chief Financial Officer and Principal Accounting Officer pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

*                 - Filed Herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POORE BROTHERS, INC.

	By:	/s/ Thomas W. Freeze
Dated: August 8, 2005		Thomas W. Freeze
President and Chief Executive Officer
(principal executive officer)

	By:	/s/ Richard M. Finkbeiner
Dated: August 8, 2005		Richard M. Finkbeiner
Senior Vice President, Chief Financial Officer,
Treasurer and Secretary
(principal financial and accounting officer)