Form 10-Q/A
period 2005-06-25
POORE BROTHERS INC
filed 2005-12-01
CIK 944508

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

Yes         ☐            No           ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes         ☐            No           ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  19,772,561 as of June 25, 2005.

POORE BROTHERS, INC. AND SUBSIDIARIES

Explanatory Note

RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS:  The Company is filing this Form 10-Q/A to amend its Form 10-Q for the quarterly period ended June 25, 2005 (“June 25, 2005 Form 10-Q”) to restate its condensed consolidated balance sheet, statements of income and statement of cash flows to reflect the effects of accounting errors identified by the Company in connection with its review of internal controls over financial reporting and accounting policies and estimates, principally with respect to trade spending, which was conducted in connection with the filing of the Company’s Form 10-Q for the quarterly period ended October 1, 2005.  See Note 8 to the condensed consolidated financial statements for additional discussion of the effects of the restatement.  As a result of that review, the Company is also revising the discussion under the heading “Item 4: Controls and Procedures.”  Except for Part I, Items 1, 2 and 4 and Part II, Item 6, no other information in the June 25, 2005 Form 10-Q is amended by the 10-Q/A.

With respect to the quarter ended June 25, 2005, an accounting error occurred in the Company’s trade spending accrual process, which resulted in the failure to accrue for approximately $198,000 of promotional and $15,000 of advertising expenses relating to a promotional program for the Company’s Boulder Canyon Natural Foods™ brand. These expenses were incurred in the second quarter of 2005 but originally not recorded in the Company’s financial statements until the third quarter of 2005

In addition, the Company’s financial statements for the quarters ended June 25, 2005 included a $27,000 accrual for employee sick pay benefits that should not have been accrued at June 25, 2005 because the benefit had not been earned by employees at June 25, 2005.

The impact on the Company’s results of operation for the quarter ended June 25, 2005, as a result of correcting for these errors, is to reduce net revenues by $198,000 or 0.8% from $23.3 million to $23.1 million, and to reduce net income by $113,000, or 7.5% from $1.5 million to $1.4 million with a corresponding change in basic and fully diluted earnings per share by $0.006, from $0.08 to $0.07.

PART I.                                                    FINANCIAL INFORMATION

Item 1.    Financial Statements

POORE BROTHERS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	June 25,	December 25,
	2005	2004
	(Restated, See Note 8)
ASSETS
Current assets:
Cash and cash equivalents	$12,419,504	$9,675,490
Accounts receivable, net of allowance of $136,000 in 2005 and $89,000 in 2004	7,848,966	5,379,362
Inventories	2,417,157	2,145,742
Deferred income tax asset	549,100	1,341,723
Other current assets	440,177	471,051
Total current assets	23,674,904	19,013,368

Property and equipment, net	10,478,724	10,815,963
Goodwill	5,986,252	5,986,252
Trademarks	4,207,032	4,207,032
Other assets	91,754	94,672

Total assets	$44,438,666	$40,117,287

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,152,802	$2,809,187
Accrued liabilities	3,484,887	2,656,887
Current portion of long-term debt	946,518	1,390,667
Current portion of costs related to brand discontinuance and other current liabilities	444,104	442,533
Total current liabilities	10,028,311	7,299,274

Long-term debt, less current portion	1,705,820	1,729,134
Non-current portion of accrued costs related to brand discontinuance and other liabilities	253,287	492,541
Deferred income tax liability	1,788,252	1,788,252
Total liabilities	13,775,670	11,309,201

Commitments and contingencies (Note 5)

Shareholders’ equity:
Preferred stock, $100 par value; 50,000 shares authorized; no shares issued or outstanding at June 25, 2005 and December 25, 2004	—	—
Common stock, $.01 par value; 50,000,000 shares authorized; 19,772,561 and 19,647,561 shares issued and outstanding at June 25, 2005 and December 25, 2004, respectively	197,726	196,476
Additional paid-in capital	27,513,046	27,274,825
Retained earnings	2,952,224	1,336,785
Total shareholders’ equity	30,662,996	28,808,086

Total liabilities and shareholders’ equity	$44,438,666	$40,117,287

The accompanying notes are an integral part of these condensed consolidated financial statements.

POORE BROTHERS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	Quarter Ended		Six Months Ended
	June 25,	June 26,	June 25,	June 26,
	2005	2004	2005	2004
	(Restated, See Note 8)		(Restated, See Note 8)

Net revenues	$23,133,522	$17,441,069	$39,690,397	$35,159,562

Cost of revenues	17,263,665	13,339,194	30,432,690	27,477,568

Costs related to brand discontinuance	—	1,414,759	—	1,414,759

Gross profit	5,869,857	2,687,116	9,257,707	6,267,235

Selling, general and administrative expenses	3,594,891	2,634,420	6,642,688	5,298,475

Operating income	2,274,966	52,696	2,615,019	968,760
Interest income (expense), net	24,431	(50,205)	25,730	(95,946)

Income before income tax provision	2,299,397	2,491	2,640,749	872,814

Income tax provision	(892,310)	(1,000)	(1,025,310)	(338,000)

Net income	$1,407,087	$1,491	$1,615,439	$534,814

Earnings per common share:
Basic	$0.07	$0.00	$0.08	$0.03
Diluted	$0.07	$0.00	$0.08	$0.03

Weighted average number of common shares:
Basic	19,681,902	18,622,839	19,664,731	18,612,908
Diluted	19,841,862	19,164,767	19,824,190	19,205,655

The accompanying notes are an integral part of these condensed consolidated financial statements.

POORE BROTHERS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended
	June 25, 2005	June 26, 2004
	(Restated, See Note 8)
Cash flows provided by operating activities:
Net income	$1,615,439	$534,814
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	604,525	696,474
Amortization	2,918	15,764
Provision for bad debts	42,056	(180,253)
Other asset amortization	—	34,878
Deferred income taxes	792,623	296,756
Costs related to brand discontinuance	—	1,758,919
Loss on disposition of equipment	5,699	16,571
Tax benefit from exercise of stock options	104,232	—
Change in operating assets and liabilities:
Accounts receivable	(2,511,660)	784,952
Inventories	(271,415)	33,688
Other assets and liabilities	(206,809)	23,696
Accounts payable and accrued liabilities	3,171,615	(829,246)
Net cash provided by operating activities	3,349,223	3,187,013

Cash flows used in investing activities:
Purchase of equipment	(278,035)	(320,753)
Proceeds from sale of fixed assets	5,050	—
Net cash used in investing activities	(272,985)	(320,753)

Cash flows used in financing activities:
Proceeds from issuance of common stock	135,238	266,758
Payments made on long-term debt	(467,462)	(485,630)
Net cash used in financing activities	(332,224)	(218,872)

Net increase in cash	2,744,014	2,647,388
Cash at beginning of period	9,675,490	3,239,570
Cash at end of period	$12,419,504	$5,886,958

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$97,519	$95,143
Cash paid during the period for taxes	—	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

POORE BROTHERS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Basis of Presentation

The condensed consolidated financial statements include the accounts of Poore Brothers, Inc. and all of its wholly owned subsidiaries.  All significant intercompany amounts and transactions have been eliminated.  The financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all the information and footnotes required by accounting principles generally accepted in the United States of America.  In the opinion of management, the condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary in order to make the condensed consolidated financial statements not misleading.  A description of the Company’s accounting policies and other financial information is included in the audited financial statements filed with Form 10-K for the fiscal year ended December 25, 2004.  The results of operations for the quarter ended June 25, 2005 are not necessarily indicative of the results expected for the full year.

Earnings Per Common Share

Basic earnings per common share is computed by dividing net income by the weighted average number of shares of Common Stock outstanding during the period.  Exercises of outstanding stock options or warrants are assumed to occur for purposes of calculating diluted earnings per share for periods in which their effect would not be anti-dilutive.

	Quarter Ended		Six Months Ended
	June 25, 2005	June 26, 2004	June 25, 2005	June 26, 2004

Basic Earnings Per Share:
Net income	$1,407,087	$1,491	$1,615,439	$534,814
Weighted average number of common shares	19,681,902	18,622,839	19,664,731	18,612,908
Earnings per common share	$0.07	$0.00	$0.08	$0.03

Diluted Earnings Per Share:
Net Income	$1,407,087	$1,491	$1,615,439	$534,814

Weighted average number of common shares	19,681,902	18,622,839	19,664,731	18,612,908
Incremental shares from assumed conversions-
Warrants	—	199,126	—	204,701
Stock options	159,960	342,802	159,459	388,046
Adjusted weighted average number of common shares	19,841,862	19,164,767	19,824,190	19,205,655
Earnings per common share	$0.07	$0.00	$0.08	$0.03

The Company’s stock-based compensation plan is accounted for under the recognition and measurement provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations.  The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure”.  Accordingly, no compensation cost has been recognized for stock option grants where the strike price on the grant date is greater than or equal to the fair market value on such date.  Awards under the plan vest over periods ranging from one to three years, depending on the type of award.  The following table illustrates the effect on net income and earnings per share if the fair value method had been applied to all outstanding and unvested awards in each period presented, using the Black-Scholes valuation model.

	Quarter Ended		Six Months Ended
	June 25, 2005	June 26, 2004	June 25, 2005	June 26, 2004

Net income as reported	$1,407,087	$1,491	$1,615,439	$534,814
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(58,764)	(175,647)	(123,466)	(355,378)
Pro forma net income (loss)	$1,348,323	$(174,156)	$1,491,973	$179,436

	Quarter Ended		Six Months Ended
	June 25, 2005	June 26, 2004	June 25, 2005	June 26, 2004

Net income per share – basic – as reported	$0.07	$0.00	$0.08	$0.03
Pro forma net income (loss) per share – basic	$0.07	$(0.01)	$0.08	$0.01
Net income per share – diluted – as reported	$0.07	$0.00	$0.08	$0.03
Pro forma net income (loss) per share – diluted	$0.07	$(0.01)	$0.08	$0.01

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

4.             Brand Discontinuance

On June 11, 2004, the Company discontinued its Crunch Toons® brand.  The Company negotiated amendments to its license agreements with Warner Bros. Consumer Products pursuant to which the Agreements will remain in effect but become non-exclusive.  However, because the Company ceased using the Crunch Toons® brand in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, the Company recorded a liability for the estimated fair value of the remaining guaranteed future minimum payments under the agreements by computing the present value of the future cash payments.  Also in December 2004, the Company concluded that a leased packaging machine, primarily associated with Crunch Toons®, was no longer likely to be used and was taken out of service.

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

(1)           These amounts are reflected in the Condensed Consolidated Balance Sheets as “Current and Non-current portions of accrued costs related to brand discontinuance and other liabilities”.

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

	Manufactured Products	Distributed Products	Consolidated
Quarter ended June 25, 2005
Net revenues from external customers	$22,318,110	$815,412	$23,133,522
Depreciation and amortization in segment gross profit	211,831	—	211,831
Segment gross profit	5,749,360	120,497	5,869,857

Quarter ended June 26, 2004
Net revenues from external customers	$16,987,210	$453,859	$17,441,069
Depreciation and amortization in segment gross profit	261,088	—	261,088
Cost related to brand discontinuance	1,414,759	—	1,414,759
Segment gross profit	2,616,738	70,378	2,687,116

Six months ended June 25, 2005
Net revenues from external customers	$38,117,046	$1,573,351	$39,690,397
Depreciation and amortization in segment gross profit	423,212	—	423,212
Segment gross profit	9,032,426	225,281	9,257,707

Six months ended June 26, 2004
Net revenues from external customers	$34,055,141	$1,104,421	$35,159,562
Depreciation and amortization in segment gross profit	529,410	—	529,410
Costs related to brand discontinuance	1,414,759	—	1,414,759
Segment gross profit	6,092,750	174,485	6,267,235

The following table reconciles reportable segment gross profit to the Company’s consolidated income before income tax provision.

	Quarter Ended		Six Months Ended
	June 25, 2005	June 26, 2004	June 25, 2005	June 26, 2004

Consolidated segment gross profit	$5,869,857	$2,687,116	$9,257,707	$6,267,235
Unallocated amounts:
Selling, general and administrative expenses	3,594,891	2,634,420	6,642,688	5,298,475
Interest income (expense), net	24,431	(50,205)	25,730	(95,946)
Income before income tax provision	$2,299,397	$2,491	$2,640,749	$872,814

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

Generally accepted accounting principles require that a valuation allowance be established when it is more likely than not that all or a portion of a deferred tax asset will not be realized.  Changes in valuation allowances from period to period are included in the tax provision in the period of change.  In determining whether a valuation allowance is required, the Company takes into account all positive and negative evidence with regard to the utilization of a deferred tax asset including our past earnings history, expected future earnings, the character and jurisdiction of such earnings, unsettled circumstances that, if unfavorably resolved, would adversely affect utilization of a deferred tax asset, carryback and carryforward periods, and tax strategies that could potentially enhance the likelihood of realization of a deferred tax asset.  The Company does not have a valuation allowance for the periods reported.  The Company provides for income taxes at a rate equal to the combined federal and state effective rates, which approximate 39% under current tax rates.

8.             Restatement/Subsequent Events

Subsequent to the issuance of the Company’s condensed consolidated financial statements as of and for the three and six months ended June 25, 2005, management determined that an accounting error occurred in the Company’s trade spending accrual process, which resulted in the failure to accrue for approximately $198,000 of promotional and $15,000 of advertising expenses relating to a promotional program for the Company’s Boulder Canyon Natural Foods™ brand. These expenses were incurred in the second quarter of 2005 but originally not recorded in the Company’s financial statements until the third quarter of 2005.

In addition, the Company’s financial statements for the quarter ended June 25, 2005 included a $27,000 accrual for employee sick pay benefits that should not have been accrued at June 25, 2005 because the benefit had not been earned by employees at June 25, 2005.

The following summarizes the significant effects of the restatement to correct for these errors on the accompanying financial statements:

Effects on Balance Sheet Data:

	As of:
	June 25,	June 25,
	2005	2005
	As Previously Reported	As Restated

Cash and cash equivalents	$12,419,504	$12,419,504
Deferred tax asset	485,860	549,100
Total current assets	23,611,664	23,674,904
Total assets	44,375,426	44,438,666

Accrued liabilities	3,308,187	3,484,887
Total current liabilities	9,851,611	10,028,311
Total liabilities	13,598,970	13,775,670
Total shareholders’ equity	$30,776,456	$30,662,996

Effects on Statements of Operations:

	Quarter Ended		Six Months Ended
	As Previously Reported	As Restated	As Previously Reported	As Restated
	June 25,	June 25,	June 25,	June 25,
	2005	2005	2005	2005

Net revenues	$23,331,522	$23,133,522	$39,888,397	$39,690,397

Cost of revenues	17,270,415	17,263,665	30,439,440	30,432,690

Gross profit	6,061,107	5,869,857	9,448,957	9,257,707

Selling, general and administrative expenses	3,600,141	3,594,891	6,647,938	6,642,688

Operating income	2,460,966	2,274,966	2,801,019	2,615,019
Interest income (expense), net	24,431	24,431	25,730	25,730

Income before income tax provision	2,485,397	2,299,397	2,826,749	2,640,749

Income tax provision	(964,850)	(892,310)	(1,097,850)	(1,025,310)

Net income	$1,520,547	$1,407,087	$1,728,899	$1,615,439

Earnings per common share:
Basic	$0.08	$0.07	$0.09	$0.08
Diluted	$0.08	$0.07	$0.09	$0.08

Weighted average number of common shares:
Basic	19,681,902	19,681,902	19,664,731	19,664,731
Diluted	19,841,862	19,841,862	19,824,190	19,824,190

Effects on Statement of Cash Flows Data:

	Six Months Ended June 25, 2005
	As Previously Reported	As Restated

Cash flows provided by operating activities:
Net income	$1,728,899	$1,615,439
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	604,525	604,525
Amortization	2,918	2,918
Provision for bad debts	42,056	42,056
Other asset amortization	—	—
Deferred income taxes	855,863	792,623
Costs related to brand discontinuance	—
Loss on disposition of equipment	5,699	5,699
Tax benefit from exercise of stock options	104,232	104,232
Change in operating assets and liabilities:
Accounts receivable	(2,511,660)	(2,511,660)
Inventories	(271,415)	(271,415)
Other assets and liabilities	(206,809)	(206,809)
Accounts payable and accrued liabilities	2,994,915	3,171,615
Net cash provided by operating activities	3,349,223	3,349,223

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q/A, including all documents incorporated by reference, includes “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, and Poore Brothers, Inc. (the “Company”) desires to take advantage of the “safe harbor” provisions thereof.  Therefore, the Company is including this statement for the express purpose of availing itself of the protections of the safe harbor with respect to all of such forward-looking statements.  In this Quarterly Report on Form 10-Q/A, the words “anticipates,” “believes,” “expects,” “intends,” “estimates,” “projects,” “will likely result,” “will continue,” “future” and similar terms and expressions identify forward-looking statements.  The forward-looking statements in this Quarterly Report on Form 10-Q/A reflect the Company’s current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, including specifically the possibility that the Company will need additional financing due to future operating losses or in order to implement the Company’s business strategy, the possible diversion of management resources from the day-to-day operations of the Company as a result of strategic acquisitions, potential difficulties resulting from the integration of acquired businesses with the Company’s business, other acquisition-related risks, lack of consumer acceptance of existing and future products, dependence upon key license agreements, dependence upon major customers, significant competition, risks related to the food products industry, volatility of the market price of the Company’s common stock, par value $.01 per share (the “Common Stock”), the possible de-listing of the Common Stock from the Nasdaq SmallCap Market if the Company fails to satisfy the applicable listing criteria (including a minimum share price) in the future and those other risks and uncertainties discussed herein and in the Company’s other periodic reports filed with the Securities and Exchange Commission, that could cause actual results to differ materially from historical results or those anticipated.  In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this Quarterly Report on Form 10-Q/A will in fact transpire or prove to be accurate.  Readers are cautioned to consider the specific risk factors described herein and under the caption “Risk Factors” in our Annual Report on Form 10-K for our fiscal year ended December 25, 2004, and not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that may arise after the date hereof. All subsequent written or oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by this section.

RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS:

The accompanying MD&A gives effect to the restatement of the Company’s Condensed Consolidated Financial Statements for the period covered by this report that is discussed in Note 8 to the Condensed Consolidated Financial Statements.

Results of Operations

Quarter ended June 25, 2005 (as restated) compared to the quarter ended June 26, 2004.

Net revenues in the second quarter of 2005 were $23.1 million, an increase of 33% compared to second quarter 2004 net revenues of $17.4 million.  The Company’s strong second-quarter revenue growth versus last year was the result of across the board gains for all of the Company’s brands.  T.G.I. Friday’s® brand salted snacks increased 7.5% to $13.7 million, buoyed modestly by initial shipments of the new meat snacks products. As the Company continues to diversify its portfolio of products, T.G.I. Friday’s® brand salted snacks will become a smaller percentage of total net revenue.  The brand represented 59% of total net revenue compared to over 70% of total net revenue in the same quarter of 2004, while continuing to show solid growth in the high single digits.  The Cinnabon® brand cookie introduction generated $2.5 million in revenues driven by large introductory promotional orders from a large mass merchandiser.  The Company’s potato chip brands rose 29% mostly due to very strong promotional activity, particularly on the Company’s repositioned Boulder Canyon Natural Foods™ brand.  Distributed products also grew 79% over the prior year due to increased product lines.

Gross profit was $5.9 million, or 25.4% of net revenue compared to $2.7 million, or 15.4% of net revenue, in the same quarter of 2004.  In last year’s second quarter the Company discontinued the Crunch Toons® brand and recorded a $1.8 million charge.  Excluding this charge, last year’s gross profit would have been $4.4 million, or 25.0% of net revenue. The improvement in this year’s gross profit percentage was attributable primarily to efficiency gains in manufacturing and supply chain and Cinnabon® brand revenues, which were partially offset by higher freight costs.

Selling, General and Administrative expenses increased to $3.6 million in the second quarter of 2005 as compared to $2.6 million in 2004, or 15.5% versus 15.1% of net revenue, respectively.  The higher level of spending in 2005 was due to increases in marketing costs for new product development, consumer testing programs, as well as commission expenses associated with the higher revenues.

Net interest income was $24,431 in the second quarter of 2005 compared to net interest expense of $50,205 in the second quarter of 2004 due to higher interest rates on investments and increased operating cash.  The Company’s effective income tax rate decreased slightly in the second quarter of 2005 to 39% from 40% in the comparable period in 2004 due to some higher state taxes in 2004.

Net income for the second quarter of 2005 was $1.4 million, or $0.07 per basic and diluted share, as compared to break-even in 2004.  Without the Crunch Toons® brand discontinuance charge in 2004, net income would have been $1.1 million, or $0.06 per basic and diluted share.

Six months ended June 25, 2005 (as restated) compared to the six months ended June 26, 2004

For the six months ended June 25, 2005, net revenue increased 13% to $39.7 million, compared with net revenue of $35.2 million in the first half of the previous year.  Most of the increase came from the Cinnabon® launch, with the potato chip products increasing 18%, and distributed products up 43%.  T.G.I. Friday’s® net revenues are now equal to last year through six months and are expected to show solid growth for the remainder of the year.

Gross profit for the six months ended June 25, 2005 was $9.3 million, or 23.3% of net revenues, compared to $6.3 million, or 17.8% of net revenues for the six months ended June 26, 2004.  Excluding the brand discontinuance costs in 2004, gross profit margins would have been approximately 22.6% for the six months ended June 26, 2004.

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

Net income for the six months ended June 25, 2005 was $1.6 million, or $0.08 per basic and diluted share, compared with net income of $0.5 million, or $0.03 per basic and diluted share, in the prior-year period.

Liquidity and Capital Resources

Net working capital was $13.6 million (a current ratio of 2.4:1) at June 25, 2005 and $11.7 million (a current ratio of 2.6:1) at December 25, 2004.  For the six months ended June 25, 2005, the Company generated cash flow of $3.3 million from operating activities, principally from operating results; invested $0.3 million in new equipment;  made $0.5 million in payments on long-term debt and received $0.1 million in issuance of common stock.

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

Item 4.  Controls and Procedures (restated)

An evaluation was performed under the supervision and with the participation of the Company’s principal executive officer and principal financial officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 25, 2005.  Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were not effective as of June 25, 2005.

During this evaluation, the Company also identified two accounting errors relating to the period covered by this report.  With respect to the quarter ended June 25, 2005, an accounting error occurred in the Company’s trade spending accrual process, which resulted in the failure to accrue for approximately $198,000 of promotional and $15,000 of advertising expenses relating to a promotional program for the Company’s Boulder Canyon Natural Foods™ brand. These expenses were incurred in the second quarter of 2005 but originally not recorded in the Company’s financial statements until the third quarter of 2005. In addition, the Company’s financial statements for the quarter ended June 25, 2005 included a $27,000 accrual for employee sick pay benefits that should not have been accrued at June 25, 2005 because the benefit had not been earned by employees at June 25, 2005. The impact on the Company’s results of operation for the quarter ended June 25, 2005, as a result of correcting for these errors, is to reduce net revenues by $198,000 or 0.8% from $23.3 million to $23.1 million, and to reduce net income by $113,000, or 7.5% from $1.5 million to $1.4 million with a corresponding change in basic and fully diluted earnings per share by $0.006, from $0.08 to $0.07.

The conclusion that the Company’s disclosure controls and procedures were not effective as of June 25, 2005, was based on the identification of a material weakness in the Company’s internal controls over financial reporting.  The material weakness relates to deficiencies or inadequacies in the following specific areas:  (1) execution of selected aspects of the Company’s processes and controls environment over trade spending programs to ensure prompt notification and recording of the transactions, and (2) inadequate monitoring of product inventory levels at a single large customer.  This conclusion was made by management with the input of an independent consultant engaged by the Company’s audit committee.

There was no change in the Company’s internal control over financial reporting during the quarter ended June 25, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. However, subsequent to June 25, 2005, the Company implemented the remedial actions described below.

As reported in the Company’s Quarterly Report on Form 10-Q for the third quarter ended October 1, 2005, which is being filed at the time of filing this report, the Company took steps during the third quarter and additional steps since then to improve its internal control structure to remediate its material weakness, including (1) hiring of additional qualified and experienced people, (2) improved documentation and reporting of trade spending programs, (3) increased reporting frequency and monitoring of trade spending and the large customer’s inventory levels, and (4) enhancements to its trade spending accrual preparation and review process.  The Company intends to continue to monitor and make improvements to its policies, procedures, systems and staff who have significant roles in disclosure controls and internal controls over financial reporting, to address the identified deficiencies.

The Company’s principal executive officer and principal financial officer do not expect that the Company’s internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of internal controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that internal controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

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

Item 5.    Other Information

None.

Item 6.    Exhibits

(a)                                  Exhibits:

10.1 —  Summary of Director Compensation, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 4, 2005

10.2 —  Agreement between Poore Brothers, Inc. and Cinnabon, Inc. entered into September 10, 2004, but becoming material in the reporting period of June 25, 2005, incorporated by reference to Exhibit 10.2 to the Company’s 10-Q filed August 8, 2005 (certain portions of this exhibit have been omitted pursuant to a confidential treatment request filed with the Securities and Exchange Commission).

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

POORE BROTHERS, INC.

	By:	/s/	Thomas W. Freeze
Dated: December 1, 2005			Thomas W. Freeze
President and Chief Executive Officer
(principal executive officer)

	By:	/s/	Richard M. Finkbeiner
Dated: December 1, 2005			Richard M. Finkbeiner
Senior Vice President, Chief Financial Officer,
Treasurer and Secretary
(principal financial and accounting officer)