Form 10-Q
period 2005-10-01
POORE BROTHERS INC
filed 2005-12-01
CIK 944508

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended October 1, 2005

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

Yes         ☐            No           ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  19,872,081 as of October 1, 2005.

PART I.                 FINANCIAL INFORMATION

Item 1.    Financial Statements

POORE BROTHERS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	October 1,	December 25,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$11,046,999	$9,675,490
Accounts receivable, net of allowance of $166,000 in 2005 and $89,000 in 2004	5,971,821	5,379,362
Inventories	2,971,667	2,145,742
Deferred income tax asset	1,082,156	1,341,723
Other current assets	485,997	471,051
Total current assets	21,558,640	19,013,368

Property and equipment, net	10,271,553	10,815,963
Goodwill	5,986,252	5,986,252
Trademarks	4,207,032	4,207,032
Other assets	90,295	94,672

Total assets	$42,113,772	$40,117,287

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,991,476	$2,809,187
Accrued liabilities	3,963,603	2,656,887
Current portion of long-term debt	734,461	1,390,667
Current portion of costs related to brand discontinuance and other current liabilities	176,449	442,533
Total current liabilities	7,865,989	7,299,274

Long-term debt, less current portion	1,693,763	1,729,134
Non-current portion of accrued costs related to brand discontinuance and other liabilities	176,266	492,541
Deferred income tax liability	1,788,252	1,788,252
Total liabilities	11,524,270	11,309,201

Commitments and contingencies (Note 5)

Shareholders’ equity:
Preferred stock, $100 par value; 50,000 shares authorized; no shares issued or outstanding at October 1, 2005 and December 25, 2004	—	—
Common stock, $.01 par value; 50,000,000 shares authorized; 19,872,081 and 19,647,561 shares issued and outstanding at October 1, 2005 and December 25, 2004, respectively	198,721	196,476
Additional paid-in capital	27,707,093	27,274,825
Retained earnings	2,683,688	1,336,785
Total shareholders’ equity	30,589,502	28,808,086

Total liabilities and shareholders’ equity	$42,113,772	$40,117,287

The accompanying notes are an integral part of these condensed consolidated financial statements.

POORE BROTHERS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(unaudited)

	Quarter Ended		Nine Months Ended
	October 1,	September 25,	October 1,	September 25,
	2005	2004	2005	2004

Net revenues	$18,625,985	$17,176,201	$58,316,381	$52,335,763

Cost of revenues	16,095,991	12,871,232	46,528,681	40,348,800

Gain on sale of equipment	(194,359)	—	(194,359)	—

Costs related to brand discontinuance	—	—	—	1,414,759

Gross profit	2,724,353	4,304,969	11,982,059	10,572,204

Selling, general and administrative expenses	3,233,188	2,695,000	9,875,876	7,993,475

Operating income (loss)	(508,835)	1,609,969	2,106,183	2,578,729
Interest income (expense), net	68,998	(49,758)	94,728	(145,704)

Income (loss) before income tax benefit (provision)	(439,837)	1,560,211	2,200,911	2,433,025

Income tax benefit (provision)	171,302	(604,000)	(854,008)	(942,000)

Net income (loss)	$(268,535)	$956,211	$1,346,903	$1,491,025

Earnings (loss) per common share:
Basic	$(0.01)	$0.05	$0.07	$0.08
Diluted	$(0.01)	$0.05	$0.07	$0.08

Weighted average number of common shares:
Basic	19,842,862	18,831,954	19,728,863	18,685,191
Diluted	19,842,862	19,202,074	20,018,528	19,321,246

The accompanying notes are an integral part of these condensed consolidated financial statements.

POORE BROTHERS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended
	October 1, 2005	September 25, 2004
Cash flows provided by operating activities:
Net income	$1,346,903	$1,491,025
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	906,296	1,030,631
Amortization	4,377	23,704
Provision for bad debts	55,277	(56,073)
Other asset amortization	—	44,066
Deferred income taxes	259,567	827,228
Amortization of deferred compensation expense	4,851	—
Costs related to brand discontinuance	—	1,758,919
(Gain) loss on disposition of equipment	(174,476)	16,571
Tax benefit from exercise of stock options	175,928	—
Change in operating assets and liabilities:
Accounts receivable	(647,736)	739,367
Inventories	(825,925)	265,561
Other assets and liabilities	(597,305)	(21,088)
Accounts payable and accrued liabilities	1,489,005	140,988
Net cash provided by operating activities	1,996,762	6,260,899

Cash flows used in investing activities:
Purchase of equipment	(386,819)	(447,526)
Proceeds from disposition of equipment	280,050	—
Net cash used in investing activities	(106,769)	(447,526)

Cash flows used in financing activities:
Proceeds from issuance of common stock	253,734	266,758
Payments made on long-term debt	(772,218)	(718,778)
Net cash used in financing activities	(518,484)	(452,020)

Net increase in cash	1,371,509	5,361,353
Cash at beginning of period	9,675,490	3,239,570
Cash at end of period	$11,046,999	$8,600,923

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$130,047	$168,562
Cash paid during the period for taxes	317,863	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

POORE BROTHERS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.             Organization and Summary of Significant Accounting Policies

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

In September 2005, the Company signed a licensing agreement with Panda Restaurant Group, Inc. for the development, manufacture and sale of snack food products under the Panda Express® brand name.  The Company expects to begin shipping the Panda Express® snack products in 2006.

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

Basis of Presentation

The condensed consolidated financial statements include the accounts of Poore Brothers, Inc. and all of its wholly owned subsidiaries.  All significant intercompany amounts and transactions have been eliminated.  The financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all the information and footnotes required by accounting principles generally accepted in the United States of America.  In the opinion of management, the condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary in order to make the condensed consolidated financial statements not misleading.  A description of the Company’s accounting policies and other financial information is included in the audited financial statements filed with Form 10-K for the fiscal year ended December 25, 2004.  The results of operations for the quarter and nine months ended October 1, 2005 are not necessarily indicative of the results expected for the full year.

Earnings (Loss) Per Common Share

Basic earnings (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of Common Stock outstanding during the period.  Exercises of outstanding stock options or warrants are assumed to occur for purposes of calculating diluted earnings per share for periods in which their effect would not be anti-dilutive.

	Quarter Ended		Nine Months Ended
	October 1, 2005	Sept. 25, 2004	October 1, 2005	Sept. 25, 2004
Basic Earnings (Loss) Per Share:
Net income (loss)	$(268,535)	$956,211	$1,346,903	$1,491,025
Weighted average number of common shares	19,842,862	18,831,954	19,728,863	18,685,191
Earnings (loss) per common share	$(0.01)	$0.05	$0.07	$0.08

Diluted Earnings (Loss) Per Share:
Net income (loss)	$(268,535)	$956,211	$1,346,903	$1,491,025
Weighted average number of common shares	19,842,862	18,831,954	19,728,863	18,685,191
Incremental shares from assumed conversions-
Warrants	—	143,707	—	163,495
Stock options	—	226,413	289,665	472,560
Adjusted weighted average number of common shares	19,842,862	19,202,074	20,018,528	19,321,246
Earnings (loss) per common share	$(0.01)	$0.05	$0.07	$0.08

The Company’s stock-based compensation plan is accounted for under the recognition and measurement provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations.  The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure”.  Accordingly, no compensation cost has been recognized for stock option grants.  Awards under the plan vest over periods ranging from one to three years, depending on the type of award.  The following table illustrates the effect on net income (loss) and earnings (loss) per share if the fair value method had been applied to all outstanding and unvested awards in each period presented, using the Black-Scholes valuation model.

	Quarter Ended		Nine Months Ended
	October 1, 2005	Sept. 25, 2004	October 1, 2005	Sept. 25, 2004
Net income (loss) as reported	$(268,535)	$956,211	$1,346,903	$1,491,025
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(51,733)	(141,655)	(172,982)	(497,032)
Pro forma net income (loss)	$(320,268)	$814,556	$1,173,921	$993,993

	Quarter Ended		Nine Months Ended
	October 1, 2005	Sept. 25, 2004	October 1, 2005	Sept. 25, 2004
Net income (loss) per share – basic – as reported	$(0.01)	$0.05	$0.07	$0.08
Pro forma net income (loss) per share – basic	$(0.02)	$0.04	$0.06	$0.05
Net income (loss) per share – diluted – as reported	$(0.01)	$0.05	$0.07	$0.08
Pro forma net income (loss) per share – diluted	$(0.02)	$0.04	$0.06	$0.05

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for options granted in 2004 and 2005:  dividend yield of 0%; expected volatility of 62%; risk-free interest rate of 3.15% and expected lives of 3 years.  Under this method, the weighted-average fair value of the options granted was $0.90 in 2004 and $2.18 in 2005.

On August 1, 2005, the Company issued to its Senior Vice President of Marketing 35,353 shares of restricted stock under the Company’s 2005 Equity Incentive Plan, subject to vesting in equal annual installments over three years.  The restricted stock was valued at the fair market value of the Company’s common stock on the date of grant, and the resulting deferred compensation expense of $175,000 was included in additional paid-in capital and is being amortized over the vesting period.  During the period ended October 1, 2005, amortization expense of $4,851 related to this grant is included in selling, general and administrative expenses.

New Accounting Pronouncements

On December 16, 2004, the FASB issued SFAS No. 123R, “Share-Based Payment,” requiring all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense in the consolidated financial statements based on their fair values.  This standard is effective for periods beginning after December 15, 2005 and includes two transition methods.  Upon adoption, we will be required to use either the modified prospective or the modified retrospective transition method.  Under the modified prospective method, awards that are granted, modified, or settled after the date of adoption should be measured and accounted for in accordance with SFAS 123R.  Unvested equity-classified awards that were granted prior to the effective date should continue to be accounted for in accordance with SFAS 123 except that amounts must be recognized in the income statement.  Under the modified retrospective approach, the previously-reported amounts are restated (either to the beginning of the year of adoption or for all periods presented) to reflect the SFAS 123 amounts in the income statement.  We are currently evaluating the impact of this standard and its transitional alternatives.

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

2.             Inventories

Inventories consisted of the following:

	October 1, 2005	December 25, 2004
Finished goods	$2,159,401	$1,537,488
Raw materials	812,266	608,254
	$2,971,667	$2,145,742

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

On August 19, 2005, the Company refinanced its U.S. Bancorp Credit Agreement into a new $5.0 million Line of Credit and a $756,603 Term Loan (collectively, the “New Credit Agreement”) with the same bank.  The original credit facility consisted of: (i) a $5.0 million line of credit with a borrowing limit calculated based on specified percentages of eligible receivables and inventories; (ii) a $0.5 million capital expenditures line of credit; and (iii) a $5.8 million term loan with a remaining balance of $756,603 at the time of the refinancing.

The Line of Credit bears interest at the prime rate less 0.5% (6.25% at October 1, 2005) and matures on June 30, 2007.  Interest is due monthly, with the outstanding principal balance due in full at the maturity date.  The Term Loan bears interest at the prime rate (6.75% at October 1, 2005) and matures on July 1, 2006.  Monthly principal payments of $68,782 plus interest are due under the Term Loan.  At October 1, 2005, there was no outstanding balance on the Line of Credit and $688,000 outstanding on the Term Loan.

The New Credit Agreement is secured by substantially all assets of the Company.  The Company’s obligations under the New Credit Agreement are guaranteed by each of its subsidiaries.  The agreement requires the Company to maintain compliance with certain financial covenants, including a minimum tangible net worth, a minimum fixed charge coverage ratio and a minimum current ratio.  At October 1, 2005, the Company was in compliance with all covenants of the New Credit Agreement.

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

The following table summarizes the activity of the accrued costs related to the brand discontinuance and other liabilities for the quarter ended October 1, 2005:

Description:	June 25, 2005 Balance	Activity	October 1, 2005 Balance
Present value of guaranteed minimum royalty payments	$427,438	$(74,723)	$352,715	(1),(2)
Reclamation costs	35,594	(35,594)	—	(1)
Present value of remaining lease payments on equipment	234,359	(234,359)	—	(1),(3)
Total	$697,391	$(344,676)	$352,715

The following table summarizes the activity of the accrued costs related to the brand discontinuance and other liabilities for the nine months ended October 1, 2005:

Description:	Dec. 25, 2004 Balance	Activity	October 1, 2005 Balance
Present value of guaranteed minimum royalty payments	$592,472	$(239,757)	$352,715	(1),(2)
Reclamation costs	34,498	(34,498)	—	(1)
Present value of remaining lease payments on equipment.	308,104	(308,104)	—	(1),(3)
Total	$935,074	$(582,359)	$352,715

(1)           These amounts are reflected in the Condensed Consolidated Balance Sheets as “Current and Non-current portions of accrued costs related to brand discontinuance and other liabilities.”

(2)           In accordance with SFAS No. 146, interest accretion was recorded for the period and future royalty payments will be made in accordance with the amended agreements.

(3)           In accordance with SFAS No. 146, the fair value of remaining operating lease payments was recorded relating to a machine the Company determined would no longer be used.  This machine lease was completely paid off in July 2005.

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

	Manufactured Products	Distributed Products	Consolidated
Quarter ended October 1, 2005
Net revenues from external customers	$17,716,891	$909,094	$18,625,985
Depreciation and amortization in segment gross profit	208,229	—	208,229
Gain on sale of equipment	194,359	—	194,359
Segment gross profit	2,571,843	152,510	2,724,353

Quarter ended September 25, 2004
Net revenues from external customers	$16,667,270	$508,931	$17,176,201
Depreciation and amortization in segment gross profit	247,797	—	247,797
Segment gross profit	4,237,710	67,259	4,304,969

Nine months ended October 1, 2005
Net revenues from external customers	$55,833,936	$2,482,445	$58,316,381
Depreciation and amortization in segment gross profit	631,441	—	631,441
Gain on sale of equipment	194,359	—	194,359
Segment gross profit	11,604,268	377,791	11,982,059

Nine months ended September 25, 2004
Net revenues from external customers	$50,722,411	$1,613,352	$52,335,763
Depreciation and amortization in segment gross profit	777,207	—	777,207
Costs related to brand discontinuance	1,414,759	—	1,414,759
Segment gross profit	10,330,460	241,744	10,572,204

The following table reconciles reportable segment gross profit to the Company’s consolidated income before income tax provision.

	Quarter Ended		Nine Months Ended
	October 1, 2005	Sept. 25, 2004	October 1, 2005	Sept. 25, 2004

Consolidated segment gross profit	$2,724,353	$4,304,969	$11,982,059	$10,572,204
Unallocated amounts:
Selling, general and administrative expenses	(3,233,188)	(2,695,000)	(9,875,876)	(7,993,475)
Interest income (expense), net	68,998	(49,758)	94,728	(145,704)
Income (loss) before income tax provision	$(439,837)	$1,560,211	$2,200,911	$2,433,025

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

8.             Subsequent Event

On October 27, 2005, the Company entered into a non-binding letter of intent to acquire certain assets and liabilities of Shadewell Grove Foods, Inc., and Shadewell Grove IP, LLC.  The letter of intent is for the purchase of agreed upon assets and liabilities, including licenses to produce and sell Mrs. Fields® brand ready-to-eat cookies, baking chips, brownies and toppings through grocery, drug, club, mass merchandiser and convenience store channels and certain tangible assets consisting principally of inventory and accounts receivable and minimal fixed assets.  The purchase price consists of $3 million at closing and a note for $22 million.  The principal amount of the note is subject to reduction to the extent the acquired business’ gross revenue levels in 2005 are less than $44 million and working capital at the closing date is less than $2 million.  The Company’s obligation to pay the note is entirely contingent on a satisfactory resolution of pending legal matters relating to the Mrs. Fields® licenses, which could come after closing.  Completion of the acquisition is subject to the signing of a definitive purchase agreement, completion of the financing for the transaction and fulfillment of other closing conditions to be contained in the definitive purchase agreement.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q, including all documents incorporated by reference, includes “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, and Poore Brothers, Inc. (the “Company”) desires to take advantage of the “safe harbor” provisions thereof.  Therefore, the Company is including this statement for the express purpose of availing itself of the protections of the safe harbor with respect to all of such forward-looking statements.  In this Quarterly Report on Form 10-Q, the words “anticipates,” “believes,” “expects,” “intends,” “estimates,” “projects,” “will likely result,” “will continue,” “future” and similar terms and expressions identify forward-looking statements.  The forward-looking statements in this Quarterly Report on Form 10-Q reflect the Company’s current views with respect to future events, trends and financial performance. These forward-looking statements are subject to certain risks and uncertainties, including specifically the possibility that the Company will need additional financing due to future operating losses or in order to implement the Company’s business strategy, the possible diversion of management resources from the day-to-day operations of the Company as a result of strategic acquisitions, potential difficulties resulting from the integration of acquired businesses with the Company’s business, other acquisition-related risks, lack of consumer acceptance of existing and future products, dependence upon key license agreements, dependence upon major customers, significant competition, risks related to the food products industry, volatility of the market price of the Company’s common stock, par value $.01 per share (the “Common Stock”), the possible de-listing of the Common Stock from the Nasdaq SmallCap Market if the Company fails to satisfy the applicable listing criteria (including a minimum share price) in the future and those other risks and uncertainties discussed herein and in the Company’s other periodic reports filed with the Securities and Exchange Commission, that could cause actual results to differ materially from historical results or those anticipated.  In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this Quarterly Report on
Form 10-Q will in fact transpire or prove to be accurate.  Readers are cautioned to consider the specific risk factors described herein and under the caption “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 25, 2004, and not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that may arise after the date hereof. All subsequent written or oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by this section.

Results of Operations

Quarter ended October 1, 2005 compared to the quarter ended September 25, 2004.

Net revenues in the third quarter of 2005 were $18.6 million, an increase of 8.4% compared to third quarter 2004 net revenues of $17.2 million.  Gross revenue shipments, before deductions for trade spending, grew 24% in this year’s third quarter versus the third quarter of 2004.  The reason for net revenue growing much less than gross revenue was $2.5 million of additional trade spending programs initiated to aggressively grow revenue in T.G.I. Friday’s®, Boulder Canyon Natural Foods™ and Cinnabon® brands, which did not generate sufficient sales volume to offset costs.

T.G.I Friday’s® brand salted snacks net revenue grew 1% to $12.4 million in the third quarter of 2005 as the higher trade spending programs in grocery, convenience store and mass merchandiser channels offset the 12% gross revenue growth.  Overall, the T.G.I. Friday’s® brand represented 67% of total net revenue in the third quarter of 2005.  The Cinnabon® brand cookie market test continued in the third quarter of 2005 and generated $1.2 million in gross revenue from a variety of new customers in the grocery and convenience store channels.  An overestimate of sell through consumption in connection with the large initial promotional order from a mass merchandiser resulted in a charge of $0.7 million during the third quarter of 2005 to mark-down and dispose of estimated excess Cinnabon® inventory.  The Company’s potato chip brands’ net revenues grew 19% due to strong promotional activity, particularly on the Boulder Canyon Natural Foods™ brand.  Distributed products net revenue also grew 73% over the prior year due to increased product lines.

Gross profit was $2.7 million, or 14.6% of net revenue, compared to $4.3 million, or 25.1% of net revenue, in the same quarter of 2004.  The decline in gross profit dollars and percentage during the third quarter of 2005 was attributable to significantly higher trade spending and freight costs, partially offset by modest improvement in manufacturing efficiencies.

Selling, General and Administrative expenses increased to $3.2 million in the third quarter of 2005 as compared to $2.7 million in 2004, or 17.4% versus 15.7% of net revenue, respectively.  The higher level of spending in the third quarter of 2005 was due to increases in marketing costs for new products, consumer testing programs, as well as commission expenses associated with higher revenues.

Net interest income was $68,998 in the third quarter of 2005 compared to net interest expense of $49,758 in the third quarter of 2004 due to higher interest rates on investments and increased operating cash.

The Company’s effective income tax rate was 39% in both the third quarter of 2005 and 2004.

Net loss for the third quarter of 2005 was ($269,000), or ($0.01) per basic and diluted share, as compared to net income of $956,000, or $0.05 per basic and diluted share, in the third quarter of 2004.

Nine months ended October 1, 2005 compared to the nine months ended September 25, 2004

For the nine months ended October 1, 2005, net revenue increased 11.4% to $58.3 million, compared with net revenue of $52.3 million in the first nine months of the previous year.  Most of the increase came from Cinnabon®, with the potato chip products increasing 18%, primarily from the re-launch of the Boulder Canyon Natural Food™ brand, and distributed products up 52%.   T.G.I. Friday’s® net revenues were flat with last year through nine months.

Gross profit for the nine months ended October 1, 2005 was $12.0 million, or 20.5% of net revenues, compared to $10.6 million, or 20.2% of net revenues for the nine months ended September 25, 2004.  Excluding the brand discontinuance costs of $1.8 million in 2004, gross profit margins would have been approximately 23% for the nine months ended September 25, 2004.  The decline in the gross profit percent is primarily due to the higher trade spending in this year’s third quarter.

Selling, General and Administrative expenses increased to $9.9 million, or 16.9% of net revenues for the nine months ended October 1, 2005 from $8.0 million, or 15.3% of net revenues, for the nine months ended September 25, 2004.  The higher level of spending in 2005 was due to increases in marketing costs for new products,, consumer testing programs, commission expenses and personnel costs associated with higher revenues.

Net interest income was $94,728 in the first nine months of 2005 compared to net interest expense of $145,704 in the first nine months of 2004 due to higher interest rates and increased operating cash.

The Company’s effective income tax rate was 39% in both 2005 and 2004.

Net income for the nine months ended October 1, 2005 was $1.3 million, or $0.07 per basic and diluted share, compared with net income of $1.5 million, or $0.08 per basic and diluted share, in the prior-year period.  Without the Crunch Toons® brand discontinuance charge of $1.8 million in 2004, net income would have been $2.6 million, or $0.14 per basic share and $0.13 per diluted share.

Liquidity and Capital Resources

Net working capital was $13.7 million (a current ratio of 2.7:1) at October 1, 2005 and $11.7 million (a current ratio of 2.6:1) at December 25, 2004.  For the nine months ended October 1, 2005, the Company generated cash flow of $2.0 million from operating activities, principally from operating results; invested $0.4 million in new equipment; made $0.8 million in payments on long-term debt and received $0.3 million from the issuance of common stock.

On August 19, 2005, the Company refinanced its U.S. Bancorp Credit Agreement into a new $5.0 million Line of Credit and a $756,603 Term Loan (collectively, the “New Credit Agreement”) with the same bank.  The original credit facility consisted of: (i) a $5.0 million line of credit with a borrowing limit calculated based on specified percentages of eligible receivables and inventories; (ii) a $0.5 million capital expenditures line of credit; and (iii) a $5.8 million term loan with a remaining balance of $756,603 at the time of the refinancing.

The Line of Credit bears interest at the prime rate less 0.5% (6.25% at October 1, 2005) and matures on June 30, 2007.  Interest is due monthly, with the outstanding principal balance due in full at the maturity date.  The Term Loan bears interest at the prime rate (6.75% at October 1, 2005) and matures on July 1, 2006.  Monthly principal payments of $68,782 plus interest are due under the Term Loan.  At October 1, 2005, there was no outstanding balance on the Line of Credit and $688,000 outstanding on the Term Loan.

The New Credit Agreement is secured by substantially all assets of the Company.  The Company’s obligations under the New Credit Agreement are guaranteed by each of its subsidiaries.  The agreement requires the Company to maintain compliance with certain financial covenants, including a minimum tangible net worth, a minimum fixed charge coverage ratio and a minimum current ratio.  At October 1, 2005, the Company was in compliance with all covenants of the New Credit Agreement.

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

On October 27, 2005, the Company entered into a non-binding letter of intent to acquire certain assets and liabilities of Shadewell Grove Foods, Inc., and Shadewell Grove IP, LLC, including licenses to produce and sell the Mrs. Field’s® brand ready-to-eat cookies, baking chips, brownies and toppings through grocery, drug, club, mass merchandiser and convenience store channels and certain tangible assets consisting principally of inventory and accounts receivable and minimal fixed assets.  The purchase price consists of $3 million at closing and a note for $22 million.  The principal amount of the note is subject to reduction to the extent the acquired business’ gross revenue levels in 2005 are less than $44 million and working capital at the closing date is less than $2 million.  The Company’s obligation to pay the note is entirely contingent on a satisfactory resolution of pending legal matters relating to two important Mrs. Fields® licenses, which could come after closing.  The Company plans to finance this acquisition with existing cash and new bank debt.  The letter of intent is non-binding, and there can be no assurance that the acquisition will be completed or that it will be completed on the terms and conditions contained in the letter of intent.  Completion of the acquisition is also subject to the signing of a definitive purchase agreement, completion of the financing for the transaction and fulfillment of other closing conditions to be contained in the definitive purchase agreement.

The pending legal matters involving the Mrs. Fields® licenses concern Shadewell’s action against Mrs. Fields Franchising, LLC, filed on October 5, 2005, in the Delaware Court of Chancery seeking, among other things, injunctive relief and a declaratory judgment that the Mrs. Fields® licenses remain in full force and effect and that Mrs. Fields Franchising’s effort to terminate the Mrs. Fields® licenses for Shadewell’s alleged failure to make timely payments was improper and ineffective.  Mrs. Fields Franchising has disputed Shadwell’s position in the litigation and asserted that it had the right to terminate the Mrs. Fields® licenses.  The Company is monitoring the status of this litigation while it continues to work with Shadewell towards definitive purchase documentation.  A hearing on Shadewell’s request for declaratory and injunctive relief is currently set to begin on November 29, 2005.  To the extent the litigation is not resolved prior to closing this acquisition the Company may close the acquisition and rely on the contingencies set forth in the note for protection against an adverse result in the litigation, attempt to negotiate with Shadewell for an extension of the period prior to closing or abandon the acquisition.

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

Allowance for Doubtful Accounts.  The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments.  If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.  The allowance for doubtful accounts was $166,000 at October 1, 2005 and $89,000 at December 25, 2004.

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

Income Taxes.  The Company has been profitable since 1999; however, it experienced significant net losses in prior fiscal years resulting in a net operating loss carryforward (“NOL”)  for federal income tax purposes of approximately $1.9 million at December 25, 2004.  Generally accepted accounting principles require that the Company record a valuation allowance against the deferred tax asset associated with this NOL if it is “more likely than not” that the Company will not be able to utilize it to offset future taxes.  The Company does not have a valuation allowance as of October 1, 2005.

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

The Company also has interest rate risk with respect to interest expense on variable rate debt, with rates based upon changes in the prime rate.  Therefore, the Company has an exposure to changes in those rates.  At October 1, 2005 the Company had $688,000 of variable rate debt outstanding.  A hypothetical 10% adverse change in weighted average interest rates during fiscal 2005 would have had minimal impact on both the Company’s net earnings and cash flows.

The Company’s primary concentration of credit risk is related to certain trade accounts receivable.  In the normal course of business, the Company extends unsecured credit to its customers.  Substantially all of the Company’s customers are distributors or retailers whose sales are concentrated in the grocery industry, throughout the United States.  The Company investigates a customer’s credit worthiness before extending credit.  Two customers accounted for approximately 30% of net revenues for the nine months ended October 1, 2005 and for approximately 19% of the Company’s accounts receivable balance at the end of the quarter.

Item 4.  Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s principal executive officer and principal financial officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of October 1, 2005.  Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were not effective as of October 1, 2005.

During this evaluation, the Company identified accounting errors related to product promotion obligations that were incurred in the second quarter of 2005 but not recorded in the Company’s financial statements until the third quarter of 2005. In addition, subsequent to the issuance of the Company’s third quarter earnings press release the Company became aware of a potential sales return related to product shipped in the third quarter of 2005.  Also in the second and third quarters of 2005, the Company incorrectly accrued for employee sick pay benefits that had not been earned by employees.

With respect to the quarter ended June 25, 2005, an accounting error occurred in the Company’s trade spending accrual process, which resulted in the failure to accrue for promotional and advertising expenses relating to a promotional program for the Company’s Boulder Canyon Natural Foods™ brand.  In addition, the Company’s financial statements for the quarters ended June 25, 2005 and October 1, 2005 both included an accrual for sick pay that should not have been accrued.  With respect to the quarter ended October 1, 2005, the Company learned in early November that one of its distributors had requested to return an overstock of Cinnabon® brand product it purchased in the third quarter.  The Company has agreed to accept the return, expects to re-sell such inventory and this adjustment is reflected in the third quarter results.

The impact of (i) the accounting errors mentioned above on the second quarter ended June 25, 2005 is a decrease of approximately $100,000 in net income, or approximately $0.01 per diluted share, and (ii) the accounting errors and the adjustment discussed above on the third quarter ended October 1, 2005 is a decrease of approximately $100,000 in the net loss, or approximately $0.01 per diluted share.  For the nine months ended October 1, 2005 the aggregate impact of these items substantially offset and thus has no significant impact on net income or earnings per diluted share.  The Company restated its previously issued financial statements for the quarter ended June 25, 2005 to more accurately reflect the results for that period.

The conclusion that the Company’s disclosure controls and procedures were not effective as of October 1, 2005, was based on the identification of a material weakness in the Company’s internal controls over financial reporting as of June 25, 2005 that continued into the third quarter ended October 1, 2005.  The material weakness relates to deficiencies or inadequacies in the following specific areas:  (1) execution of selected aspects of the Company’s processes and controls environment over trade spending programs to ensure prompt notification and recording of the transactions, and (2) inadequate monitoring of product inventory levels at a single large customer.  This conclusion was made by management with the input of an independent consultant engaged by the Company’s audit committee.

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

These were the only changes in the Company’s internal control over financial reporting during the quarter ended October 1, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1.A.  Risk Factors

The risk factors described under the caption “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 25, 2004, are hereby supplemented by the addition of the following risk factor.

Material weakness in our internal controls could cause investors to lose confidence in our financial reporting, which would cause our stock price to decline.

However well designed and operated, any system of controls and procedures is based in part on certain assumptions and can provide only reasonable, and not absolute, assurances that the objectives of the system are met.  If we fail to maintain an effective system of disclosure controls and procedures and internal controls over financial reporting, we may not be able to accurately report our financial results or prevent fraud.  As a result, our business, results of operations and financial condition could be harmed and investors could lose confidence in our financial reporting, which could cause our stock price to decline.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Submission of Matters to a Vote of Security Holders

None.

Item 5.    Other Information

None.

Item 6.    Exhibits

10.1         Loan Agreement (Revolving Line of Credit Loan and Term Loan) dated August 19, 2005 between the Company and U.S. Bank National Association.  *

10.2         Security Agreement relating to the Loan Agreement dated August 19, 2005 between the Company and U.S. Bank National Association.  *

10.3         $5 Million Promissory Note (Facility 1 - Revolving Line of Credit Loan) dated August 19, 2005 between the Company and U.S. Bank National Association.  *

10.4         $756,603 Promissory Note (Facility 2 – Term Loan) dated August 19, 2005 between the Company and U.S. Bank National Association.  *

10.5         Executive Employment Agreement dated August 1, 2005 between the Company and Steven Sklar.  *

10.6         Restricted Stock Agreement dated August 1, 2005 between the Company and Steven Sklar.  *

31.1         Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15(d)-14(a)  *

31.2         Certification of Chief Financial Officer and Principal Accounting Officer pursuant to Rule 13a-14(a) or
Rule 15(d)-14(a)  *

32.1         Certification of Chief Executive Officer and Chief Financial Officer and Principal Accounting Officer pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of
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