Form 10-K
period 2005-12-31
POORE BROTHERS INC
filed 2006-03-30
CIK 944508

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒                                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐  No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                                        Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.                                                                                      ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Act).

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

The aggregate market value of the voting stock (Common Stock, $.01 par value) held by non-affiliates of the Registrant was approximately $52.5 million based upon the closing market price on June 25, 2005, the last business day of the Registrant’s most recently completed second fiscal quarter.

The number of issued and outstanding shares of Common Stock, $.01 par value, as of March 24, 2006 was 20,115,413.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Registrant’s Annual Meeting of Shareholders to be held on May 23, 2006 are incorporated by reference into Part III of this Form 10-K.

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

TABLE OF CONTENTS

PART I

Item 1.	Business
Item 1A.	Risk Factors
Item 2.	Properties
Item 3.	Legal Proceedings
Item 4.	Submission of Matters to a Vote of Security Holders

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Item 6.	Selected Financial Data
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7A.	Quantitative and Qualitative Disclosures about Market Risk
Item 8.	Financial Statements and Supplementary Data
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 9A.	Controls and Procedures
Item 9B.	Other Information

PART III

Item 10.	Directors and Executive Officers of the Registrant
Item 11.	Executive Compensation
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13.	Certain Relationships and Related Transactions
Item 14.	Principal Accounting Fees and Services

PART IV

Item 15.	Exhibits and Financial Statement Schedules

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, including all documents incorporated by reference, includes “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, and Poore Brothers, Inc. (the “Company”) desires to take advantage of the “safe harbor” provisions thereof. Therefore, the Company is including this statement for the express purpose of availing itself of the protections of the safe harbor with respect to all of such forward-looking statements. In this Annual Report on Form 10-K, the words “anticipates,” “believes,” “expects,” “intends,” “estimates,” “projects,” “will likely result,” “will continue,” “future” and similar terms and expressions identify forward-looking statements. The forward-looking statements in this Annual Report on Form 10-K reflect the Company’s current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, including specifically the possibility that the Company will need additional financing due to future operating losses or in order to implement the Company’s business strategy, the possible diversion of management resources from the day-to-day operations of the Company as a result of strategic acquisitions, potential difficulties resulting from the integration of acquired businesses with the Company’s business, other acquisition-related risks, lack of consumer acceptance of existing and future products, dependence upon key license agreements, dependence upon major customers, significant competition, risks related to the food products industry, volatility of the market price of the Company’s common stock, par value $.01 per share (the “Common Stock”), the possible de-listing of the Common Stock from the Nasdaq SmallCap Market if the Company fails to satisfy the applicable listing criteria (including a minimum share price) in the future and those other risks and uncertainties discussed herein, that could cause actual results to differ materially from historical results or those anticipated. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this Annual Report on Form 10-K will in fact transpire or prove to be accurate. Readers are cautioned to consider the specific risk factors described herein and in “Risk Factors,” and not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that may arise after the date hereof. All subsequent written or oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by this section.

Item 1. Business

Description of Business

Poore Brothers, Inc. (the “Company”) is engaged in the development, production, marketing and distribution of innovative consumer products that are sold primarily through grocery retailers, mass merchandisers, club stores, convenience stores and vend distributors across the United States. The Company currently manufactures and sells nationally T.G.I. Friday’s® brand salted snacks under license from TGI Friday’s Inc. and sells nationally Cinnabon® brand snacks under license from Cinnabon, Inc. The Company also currently (i) manufactures and sells regionally its own brands of salted snack food products, including Poore Brothers®, Bob’s Texas Style®, and Boulder Canyon Natural FoodsTM brand batch-fried potato chips and Tato Skins® brand potato snacks, (ii) manufactures private label potato chips for grocery retail chains in the southwest, and (iii) distributes in Arizona snack food products that are manufactured by others. The Company sells its T.G.I. Friday’s® brand salted snack products to mass merchandisers, grocery, club and drug stores directly and to primarily convenience stores and vend operators through independent distributors. The Company’s other brands are also sold through independent distributors. For the fiscal years 2005, 2004 and 2003, net revenues totaled $75,332,541, $68,734,763 and $66,417,836, respectively, and T.G.I. Friday’s® brand salted snacks represented 65%, 72% and 61%, respectively, of the Company’s total net revenues. See Note 11 “Business Segments and Significant Customers” to the financial statements included in Item 8.

	Percent of Total Net Revenues
	2005	2004	2003
Branded products	93%	94%	91%
Private label products	3%	3%	3%
Total manufactured products segment revenues	96%	97%	94%

Distributed products segment revenues	4%	3%	6%

Total revenues	100%	100%	100%

The Company produces T.G.I. Friday’s® brand salted snacks and Tato Skins® brand potato snacks utilizing a sheeting and frying process that includes patented technology. T.G.I. Friday’s® brand salted snacks and Tato Skins® brand potato snacks are offered in several different flavors and formulations. All of these products are manufactured at the Company’s leased facility in Bluffton, Indiana, except for Mozzarella Snack Sticks, Onion Rings and Hot Pepper Jack Cheese Fries products which are produced by contract manufacturers on behalf of the Company and sold under the T.G.I. Friday’s® brand name. Cinnabon® brand snacks are also produced by contract manufacturers on behalf of the Company and sold under the Cinnabon® brand name. The Cinnabon® brand has not met consumer demand expectations in many channels during its 2005 introduction and the Company is evaluating future prospects for the brand.

Poore Brothers®, Bob’s Texas Style® and Boulder Canyon Natural FoodsTM brand potato chips are manufactured with a batch-frying process that the Company believes produces potato chips with enhanced crispness and flavor. Poore Brothers®, Bob’s Texas Style® and Boulder Canyon Natural FoodsTM potato chips are each offered in a variety of flavors. The Company also manufactures potato chips for sale on a private label basis using a continuous frying process. The Company’s potato chips are manufactured at a Company-owned facility in Goodyear, Arizona. See “Products” and “Marketing and Distribution”

The Company’s business objective is to build a diverse portfolio of national niche food brands that provide high quality products at competitive prices that are superior in taste, texture, flavor variety and brand personality to comparable products. A significant element of the Company’s growth strategy is to develop, acquire or license innovative consumer brands. We may broaden our focus for new opportunities beyond snack foods, and perhaps even beyond food brands. The Company also plans to increase sales of its existing brands and continue to improve profit margins through increased operating efficiencies and manufacturing capacity utilization. See “Business Strategy.”

The Company’s executive offices are located at 3500 South La Cometa Drive, Goodyear, Arizona 85338, and its telephone number is (623) 932-6200.

Company History

The Company, a Delaware corporation, was formed in 1995 as a holding company to acquire a potato chip manufacturing and distribution business which had been founded by Donald and James Poore in 1986.

In December 1996, the Company completed an initial public offering of its Common Stock. In November 1998, the Company acquired the business and certain assets (including the Bob’s Texas Style® potato chip brand) of Tejas Snacks, L.P. (“Tejas”), a Texas-based potato chip manufacturer. In October 1999, the Company acquired Wabash Foods, LLC (“Wabash”) including the Tato Skins®, O’Boisies®, and Pizzarias® trademarks and the Bluffton, Indiana manufacturing operation and assumed all of Wabash Foods’ liabilities. In June 2000, the Company acquired Boulder Natural Foods, Inc. (“Boulder”) and the Boulder Canyon Natural FoodsTM brand of totally natural potato chips. As part of the Boulder acquisition, the Company was required to issue additional unregistered shares of Common Stock to the seller on each of the first three anniversaries of the closing of the acquisition. The issuance of such shares was dependent upon increases in sales of Boulder product as compared to previous periods. In 2003, 2002 and 2001, the Company was required to issue 93,728 shares valued at $420,566, 88,864 shares valued at $210,786 and 57,898 shares valued at $185,274, respectively. With each issuance of shares the Company increased the goodwill recorded from this acquisition.

In October 2000, the Company launched its T.G.I. Friday’s® brand salted snacks pursuant to a license agreement with TGI Friday’s Inc., which expires in 2014.

In June 2003, the Company launched its Crunch Toons® brand potato snacks, initially featuring characters pursuant to a multi-year license agreement with Warner Bros. Consumer Products. The Company decided to discontinue the brand in June 2004 and ceased using its license agreements with Warner Bros. Consumer Products. See “Note 7. Brand Discontinuance.”

In April 2005, the Company launched its Cinnabon® brand pursuant to a multi-year license agreement with Cinnabon, Inc, the initial term of which expires in 2011. A renewal term for an additional five years exists at the end of the initial term.

In September 2005, the Company signed a licensing agreement with Panda Restaurant Group, Inc. for the development, manufacture and sale of snack food products under the Panda Express® brand name. The Company is currently determining the viability of test marketing products under the Panda Express® brand name.

Business Strategy

The Company is engaged in the development, production, marketing and distribution of innovative snack food products that are sold primarily through grocery retailers, mass merchandisers, club stores, convenience stores and vend distributors across the United States. The Company currently manufactures and sells nationally T.G.I. Friday’s® brand snacks under license from TGI Friday’s Inc. and sells nationally Cinnabon® brand snacks under license from Cinnabon, Inc., however, the Company is currently evaluating the Cinnabon® licensed products to determine their future prospects. The Company also currently (i) manufactures and sells regionally its own brands of snack food products, including Poore Brothers®, Bob’s Texas Style®, and Boulder Canyon Natural FoodsTM brand batch-fried potato chips and Tato Skins® brand potato snacks, (ii) manufactures private label potato chips for grocery retail chains in the southwest, and (iii) distributes in Arizona snack food products that are manufactured by others. The Company sells its T.G.I. Friday’s® brand snack products to mass merchandisers, grocery, club and drug stores directly and to convenience stores and vend operators through independent distributors. The Company’s other brands are also sold through independent distributors.

The Company has an aggressive strategic plan to achieve its long-term vision of being a significant marketer of consumer brands. The Company’s business strategy is to continue building a diverse portfolio of national niche brands with annualized revenues of $20 million to $50 million each through licensing, acquisition or development. This represents a broadening of the Company’s strategy beyond snack foods and may include opportunities other than food brands. The goals of our strategy are to (i) capitalize on national niche market opportunities, (ii) deliver incremental category growth for retailers, (iii) provide product innovation targeted to a defined consumer segment, (iv) complement, rather than compete directly against, large national competitors with leading national brands, and (v) build relationships with major retailers in all channels of distribution by providing them higher margins, excellent customer service and constant innovation. The primary elements of the Company’s long-term business strategy are as follows:

Develop, Acquire or License Innovative Consumer Brands. A significant element of the Company’s business strategy is to develop, acquire or license new innovative consumer brands that provide strategic fit with our existing business and possess strong national brand equity in order to expand, complement or diversify the Company’s existing business. In October 2000 the Company initiated this element of its strategy by launching its first national niche brand, T.G.I. Friday’s® brand salted snacks, under an exclusive license from TGI Friday’s Inc. In June 2003 the Company launched its second national niche brand, Crunch Toons®, featuring Looney Tunes™ characters, under a multi-year agreement with Warner Bros. Consumer Products. This brand launch was unsuccessful and the brand was discontinued in June 2004. The Company signed a license agreement in September 2004 to develop and sell Cinnabon® brand salted snacks, shelf-stable cookies and breakfast/snack bars under an exclusive license from Cinnabon, Inc., which commenced initial shipments in the second quarter of 2005. However, the Cinnabon® brand has not met consumer demand expectations in many channels during its 2005 introduction and the Company is evaluating future prospects for the brand. The Company plans to continue developing, acquiring or licensing additional national niche brands, though it intends to mitigate the financial impact of launching new brands by introducing new licensed products in small-scale test markets rather than large scale regional or national introductions.

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

Develop New Products for Existing Brands. In addition, the Company plans to continue its innovation activities to identify and develop (i) new line extensions for its brands, such as new flavors or products, and (ii) new food segments in which to expand the brand’s presence. For example, in the second quarter of 2005 the Company commenced initial shipments of a new line of tender meat snacks under the T.G.I. Friday’s® brand. Similar projects would allow the Company to identify potential additional food segments besides salted snacks in which to develop and launch new products.

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

Improve Profit Margins. The Company plans to increase gross profit margins through increased long-term revenue growth, improved operating efficiencies, and higher margin new products. It believes that additional improvements to its manufactured products’ gross profit margins are possible with the achievement of the business strategies discussed above. Depending on product mix, the Company believes that the existing manufacturing facilities could produce, in the aggregate, up to $150 million in annual revenue volume and thereby further reduce manufacturing product costs as a percentage of net revenue.

Products

Manufactured Snack Food Products. The Company produces T.G.I. Friday’s® brand Potato Skins salted snacks and Tato Skins® brand potato crisps utilizing a sheeting and frying process. T.G.I. Friday’s® brand salted snacks and Tato Skins® brand potato crisps are offered in several different flavors and formulations. All of these products are manufactured at the Company’s leased facility in Bluffton, Indiana, except for Mozzarella Snack Sticks, Onion Rings and Hot Pepper Jack Cheese Fries products which are produced by contract manufacturers on behalf of the Company and sold under the T.G.I. Friday’s® brand name. The licensed Cinnabon® brand packaged cookies are produced by contract manufacturers and sold under the Cinnabon® name.

Poore Brothers®, Bob’s Texas Style®, and Boulder Canyon Natural FoodsTM brand potato chips are produced utilizing a batch-frying process and are marketed by the Company as premium products based on their distinctive combination of cooking method and variety of distinctive flavors. Poore Brothers®, Bob’s Texas Style® and Boulder Canyon Natural FoodsTM potato chips are each offered in a variety of flavors. The Company currently has agreements with several grocery chains pursuant to which the Company produces their respective private label potato chips in the styles and flavors specified by each grocery chain.

Distributed Snack Food Products. The Company purchases and resells throughout Arizona snack food products manufactured by others. Such products include pretzels, popcorn, dips and meat snacks.

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

The Company believes that a key element of the success to date of the Poore Brothers®, Bob’s Texas Style® and Boulder Canyon Natural FoodsTM brand potato chips has been the Company’s use of certain cooking techniques and key ingredients in the manufacturing process to produce potato chips with improved flavor. These techniques currently involve two elements: the Company’s use of a batch-frying process, as opposed to the conventional continuous line cooking method, and the Company’s use of distinctive seasonings to produce potato chips in a variety of flavors. The Company believes that although the batch- frying process produces less volume, it is superior to conventional continuous line cooking methods because it enhances crispness and flavor through greater control over temperature and other cooking conditions.

The Arizona facility has the capacity to produce up to approximately 3,500 pounds of potato chips per hour, including 1,400 pounds of batch-fried branded potato chips per hour and 2,100 pounds of continuous-fried private label potato chips per hour. The Company owns additional batch-frying equipment which, if needed, could be installed without significant time or cost, and which would result in increased capacity to produce the batch-fried potato chips. The Arizona facility is currently operating at approximately 50% of capacity.

There can be no assurance that the Company will obtain sufficient business to recoup the Company’s investments in its manufacturing facilities or to increase the utilization rates of such facilities. See “Item 2. Properties.”

Marketing and Distribution

The Company’s T.G.I. Friday’s® brand snack food products have achieved significant market presence across a number of sales channels. The Company attributes the success of its products in these markets to consumer loyalty. The Company believes this loyalty results from the products’ differentiated taste, texture and flavor variety which result from its manufacturing processes. The Company has retained Acosta, Inc., a leading national sales and marketing agency with employees and offices nationwide to represent T.G.I. Friday’s® brand salted snacks on behalf of the Company in the grocery and convenience store channels. T.G.I. Friday’s® brand salted snacks are now sold in approximately 50% of U.S. grocery stores and in over 88% of the top 100 convenience store chains. The Company’s own sales organization sells T.G.I. Friday’s® brand salted snacks in the mass, club and drug channels. The Company also obtains significant sales on T.G.I. Friday’s® brand salted snacks in the vending channel nationwide through an independent network of brokers and distributors. The Company uses these same selling and distribution methods to sell its line of Cinnabon® branded products.

The Company’s potato chip brands are distributed to grocery and other retailers primarily by a select group of independent distributors. Poore Brothers® brand potato chip products have achieved significant market presence in the southwest United States. The Company’s Bob’s Texas Style® brand potato chip products have achieved significant market presence in south/central Texas. The Company’s Boulder Canyon Natural FoodsTM brand potato chip products have achieved significant market presence in Colorado and in natural food stores nationwide. The Company selects brokers and distributors for its branded products primarily on the basis of quality of service, call frequency on customers, financial capability and relationships they have with supermarkets and vending distributors, including access to shelf space for snack food.

The Company’s distribution throughout Arizona includes approximately 50 independently operated service routes. Each route is operated by an independent distributor who purchases from the Company and merchandises to major grocery store chains in Arizona, such as Albertson’s, Basha’s, Fry’s and Safeway stores. In addition to servicing major supermarket chains, the Company’s distributors service many independent grocery stores, club stores, and military facilities throughout Arizona. In addition to Poore Brothers® brand products, the Company distributes throughout Arizona a wide variety of snack food items manufactured by other companies, including pretzels, popcorn, dips, and meat snacks.

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

The Company chooses its suppliers based primarily on price, availability and quality. Although the Company believes that its required products and ingredients are readily available, and that its business success is not dependent on any single supplier, the failure of certain suppliers to meet the Company’s performance specifications, quality standards or delivery schedules could have a material adverse effect on the Company’s operations. In particular, a sudden scarcity, a substantial price increase, or an unavailability of product ingredients could materially adversely affect the Company’s operations. There can be no assurance that alternative ingredients would be available when needed and on commercially attractive terms, if at all.

Customers

Two customers of the Company, Wal*Mart (including its SAM’s Clubs) and Vistar, formerly Vending Services of America, a national vending distributor accounted for 19% and 11%, respectively, of the Company’s 2005 net revenues. The remainder of the Company’s revenues was derived from sales to a limited number of additional customers, either grocery chains, club stores or regional distributors, none of which individually accounted for more than 10% of the Company’s net revenues in 2005. A decision by any of the Company’s major customers to cease or substantially reduce their purchases could have a material adverse effect on the Company’s business.

The majority of the Company’s revenues are attributable to external customers in the United States; however, the Company started selling product to Canadian customers in October, 2004. All of the Company’s assets are located in the United States.

Market Overview and Competition

According to the Snack Food Association (“SFA”), the U.S. market for salted snack foods reached $24.3 billion at retail in 2004 (the latest year for which data is available) with potato chips, tortilla chips and potato crisps, accounting for nearly 45% of the market, and corn snacks, popcorn, pretzels, nuts, meat snacks and other products accounting for the balance. Total salted snack sales, in dollar terms, increased in each of the last ten years, ranging from an increase of 8.5% (in 1997) to 0.3% (in 1995), with a 2004 increase of 3.5%. Potato chip, tortilla chips and potato crisps combined sales in 2004 were $10.8 billion, a 2.2% increase over 2003 sales of $10.6 billion.

According to the SFA, the U.S. market for bakery foods reached $35.0 billion at retail in 2004 (the latest year for which data is available) with snack bars and cookies & crackers, accounting for approximately 40% of the market, and bread, baked sweet goods, refrigerated & frozen baked goods and other products accounting for the balance.

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

The principal competitive factors affecting the market of the Company’s products include product quality and taste, brand awareness among consumers, access to shelf space, price, advertising and promotion, variety of snacks offered, nutritional content, product packaging and package design. The Company competes in the market principally on the basis of product quality and taste. While products produced at the Company’s Bluffton, Indiana facility involve the use of certain licensed technology and unique manufacturing processes, the taste and quality of products produced at the Company’s Goodyear, Arizona facility are largely due to two elements of the Company’s manufacturing process: its use of batch-frying and its use of distinctive seasonings to produce a variety of flavors. The Company does not have exclusive rights to the use of either element; consequently, competitors may incorporate such elements into their own processes.

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

As a direct result of the September 11, 2001 terrorism attack, the FDA issued the Bioterrorism Act of 2002 (“the Act”) to protect the U.S. food supply. While there are four parts to the Act, only two of the provisions impact the Company. One requirement for the Company was registration with the FDA as a U.S. Food Manufacturing Company, which the Company completed prior to the required date of December 12, 2003. The second of the Act’s provisions pertaining to the Company relates to record retention. The Company is required to retain records pertaining to its raw materials’ immediate previous sources (“one back”) as well as its finished goods’ subsequent recipients (“one up”) for twelve months. The Act was effective January 1, 2005, and the Company believes it is currently compliant with this provision.

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

Employees

As of December 31, 2005, the Company had 270 full-time employees, including 215 in manufacturing and distribution, 35 in sales and marketing and 20 in administration and finance. The Company’s employees are not represented by any collective bargaining organization and the Company has never experienced a work stoppage. The Company believes that its relations with its employees are good.

Patents, Trademarks and Licenses

The Company produces T.G.I. Friday’s® brand salted snacks and Tato Skins® brand potato crisps utilizing a sheeting and frying process that includes patented technology that the Company licenses from Miles Willard Technologies, LLC, an Idaho limited liability company (“Miles Willard”). Pursuant to the license agreement between the Company and Miles Willard, the Company has an exclusive right to use the patented technology within North America until the patents expire on December 26, 2006. In consideration for the use of these patents, the Company is required to make royalty payments to Miles Willard on sales of products manufactured utilizing the patented technology until the expiration date. Once these patents expire, the Company will no longer have exclusive rights to this technology and may face additional competition.

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

The Company continues to evaluate new licensing opportunities to broaden its product offering and to complement the growth of its existing T.G.I. Friday’s® and Cinnabon® product lines through the introduction of new products in salted snacks as well as other consumer product categories.

The Company owns the following trademarks in the United States: Poore Brothers®, An Intensely Different Taste®, Texas Style®, Boulder Canyon®, Tato Skins®, O’Boisies®, Pizzarias®, Braids® and Knots®.

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

Seasonality

The food products industry is seasonal. Consumers tend to purchase our products at higher levels during the major summer holidays and also at times surrounding major sporting events throughout the year. Additionally, we may face seasonal price increases for raw materials.

Item 1A. Risk Factors

Any one of the following factors could affect operating results. You should read and carefully consider these risk factors, and the entirety of this report, before you invest in our securities.

Risks Related to Our Business

We may incur significant future expenses due to the implementation of our business strategy.

The Company has an aggressive strategic plan to achieve its long-term vision of being a significant marketer of consumer brands. Such action is subject to the substantial risks, expenses and difficulties frequently encountered in the implementation of a new business strategy. Even if the Company is successful in developing, acquiring and/or licensing new brands, and increasing distribution and sales volume of the Company’s existing products, it may require the Company to incur substantial additional expenses, including advertising and promotional costs, “slotting” expenses (i.e., the cost of obtaining shelf space in certain grocery stores), and integration costs of any future acquisitions. Accordingly, the Company may incur additional losses in the future as a result of the implementation of the Company’s business strategy, even if revenues increase significantly. There can be no assurance that the Company will be able to implement its new strategic plan, that its business strategy will prove successful or that it will be able to maintain profitability during such implementation.

We may not be able to obtain the additional financing we need to implement our business strategy.

A significant element of the Company’s business strategy is the development, acquisition and/or licensing of innovative food brands, for the purpose of expanding, complementing and/or diversifying the Company’s business. In connection with each of the Company’s previous brand acquisitions, the Company borrowed funds or assumed additional indebtedness in order to satisfy a substantial portion of the consideration required to be paid by the Company. The Company may, in the future, require additional third party financing (debt or equity) as a result of any future operating losses, in connection with the expansion of the Company’s business through non-acquisition means, in connection with any additional acquisitions completed by the Company, or to provide working capital for general corporate purposes. There can be no assurance that any such required financing will be available or, if available, be on terms attractive to the Company. Any third party financing obtained by the Company may result in dilution of the equity interests of the Company’s shareholders.

We expect our future growth to be derived in significant part, from acquisitions, but our acquisition strategy may not be successful or we may not be successful integrating acquisitions.

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

We are subject to ongoing financial covenants under our main credit facility, and if we fail to meet those covenants or otherwise default on our credit facility, our lender may accelerate our borrowings.

At December 31, 2005, the Company had outstanding indebtedness under a credit agreement with U.S. Bancorp (the “U.S. Bancorp Credit Agreement”) in the aggregate principal amount of $0.5 million. The indebtedness under the U.S. Bancorp Credit Agreement is secured by substantially all of the Company’s assets. The Company is required to comply with certain financial covenants pursuant to the U.S. Bancorp Credit Agreement so long as borrowings from U.S. Bancorp remain outstanding. Should the Company be in default under any of such covenants, U.S. Bancorp shall have the right, upon written notice and after the expiration of any applicable period during which such default may be cured, to demand immediate payment of all of the then unpaid principal and accrued but unpaid interest under the U.S. Bancorp Credit Agreement. At December 31, 2005, the Company was in compliance with all financial covenants under the U.S. Bancorp Credit Agreement (including a minimum tangible net worth, a minimum fixed charge coverage ratio and a minimum current ratio). As the Company implements its business strategy, there can be no assurance that the Company will remain in compliance with the financial covenants in the future. Any acceleration of the borrowings under the U.S. Bancorp Credit Agreement prior to the applicable maturity dates could have a material adverse effect upon the Company. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

We may not be able to successfully implement our strategy to expand our business internationally.

The Company plans to expand sales to Canadian customers and is exploring other international market opportunities for its brands. Such expansion may require significant management attention and financial resources and may not produce desired levels of revenue. International business is subject to inherent risks, including longer accounts receivable collection cycles, difficulties in managing operations across disparate geographical areas, difficulties enforcing agreements and intellectual property rights, fluctuations in local economic, market and political conditions, compliance requirements with U.S. and foreign export regulations, potential adverse tax consequences and currency exchange rate fluctuations.

We may incur material losses and costs as a result of product liability claims that may be brought against us or any product recalls we have to make.

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

We are subject to numerous governmental regulations, and our failure to comply with those regulations could result in fines or penalties being imposed on us.

The packaged food industry is subject to numerous federal, state and local governmental regulations, including those relating to the preparation, labeling and marketing of food products. The Company is particularly affected by the Nutrition Labeling and Education Act of 1990 (“NLEA”), which requires specified nutritional information to be disclosed on all packaged foods.

Additionally, as a direct result of the September 11, 2001 terrorism attack, the FDA issued the Bioterrorism Act of 2002 (“the Act”) to protect the U.S. food supply. While there are four parts to the Act, only two of the provisions impact the Company. One requirement for the Company was registration with the FDA as a U.S. Food Manufacturing Company, which the Company completed prior to the required date of December 12, 2003. The second of the Act’s provisions pertaining to the Company relates to record retention. The Company is required to retain records pertaining to its raw materials’ immediate previous sources (“one back”) as well as its finished goods’ subsequent recipients (“one up”) for twelve months. The Act was effective January 1, 2005.

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

We cannot assure you that we will not face fines or penalties if our efforts to comply with these regulations are determined to be inadequate.

Newly adopted governmental regulations could increase our costs or liabilities or impact the sale of our products.

The food industry is highly regulated. We cannot assure you that new laws or regulations will not be passed that could require the Company to alter the taste or composition of its products or impose other obligations on the Company. Such changes could affect sales of the Company’s products and have a material adverse effect on the Company.

Unavailability of our necessary supplies, at reasonable prices, could materially adversely affect our operations.

The Company’s manufacturing costs are subject to fluctuations in the prices of potatoes, potato flakes, wheat flour, corn and oil, as well as other ingredients of the Company’s products. Potatoes, potato flakes, wheat flour and corn are widely available year-round, and the Company uses a variety of oils in the production of its products. Nonetheless, the Company is dependent on its suppliers to provide the Company with products and ingredients in adequate supply and on a timely basis. The failure of certain suppliers to meet the Company’s performance specifications, quality standards or delivery schedules could have a material adverse effect on the Company’s operations. In particular, a sudden scarcity, a substantial price increase, or an unavailability of product ingredients could materially adversely affect the Company’s operations. There can be no assurance that alternative ingredients would be available when needed and on commercially attractive terms, if at all.

We do not own the patents for the technology we use to manufacture our T.G.I. Friday’s® and Tato Skins® brand products.

The Company licenses patented technology from a third party in connection with the manufacture of its T.G.I. Friday’s® and Tato Skins® brand products and has an exclusive right to use such technology within North America until the patents expire on December 26, 2006. Once these patents expire, we will no longer have exclusive rights to this technology and may face additional competition that could adversely affect our revenues. Moreover, competitors of the Company, certain of which may have significantly greater resources than the Company, may utilize different technology in the manufacture of products that are similar to those currently manufactured, or that may in the future be manufactured, by the Company. The entry of any such products into the marketplace could have a material adverse effect on sales of T.G.I. Friday’s® and Tato Skins® brand products, as well as any such future products, by the Company.

The taste and quality of Poore Brothers®, Bob’s Texas Style® and Boulder Canyon Natural FoodsTM brand potato chips is largely due to two elements of the Company’s manufacturing process: its use of batch-frying and its use of distinctive seasonings to produce a variety of flavors. The Company does not have exclusive rights to the use of either element; consequently, competitors may incorporate such elements into their own processes.

The majority of revenues are derived from a limited number of snack food brands.

The Company derives a substantial portion of its revenue from a limited number of snack food brands. For the year ended December 31, 2005, over 74% of the Company’s net revenues were attributable to the T.G.I. Friday’s® brand products and the Poore Brothers® brand products. A decrease in the popularity of a particular snack food brand during any year could have a material adverse effect on the Company’s business, financial condition and results of operations. There can be no assurance that any of the Company’s snack food brands will retain their historical levels of popularity or increase in popularity. Any impact to a licensed brand’s reputation could also lead to an impact on the Company’s other snack food products associated with that brand. Decreased sales from any one of our key snack food brands without a corresponding increase in sales from other existing or newly introduced products would have a material adverse effect on the Company’s financial condition and results of operations.

We depend on a license agreement for the right to sell our T.G.I. Friday’s® brand products and other products, and we may rely on similar license agreements in the future.

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

The loss of one of our major customers could have a material adverse effect on our business.

Two customers of the Company, Wal*Mart (including its SAM’s Clubs), and Vistar, formerly Vending Services of America, a national vending distributor accounted for 19% and 11%, respectively, of the Company’s 2005 net revenues, with the remainder of the Company’s net revenues being derived from sales to a limited number of additional customers, either grocery chains or regional distributors, none of which individually accounted for more than 10% of the Company’s revenues for 2005. A decision by any major customer to cease or substantially reduce its purchases could have a material adverse effect on the Company’s business.

The loss of certain key employees could adversely affect our business.

The Company’s success is dependent in large part upon the abilities of its executive officers, including Eric Kufel, President and Chief Executive Officer, Steve Sklar, Senior Vice President of Marketing and Thomas F. Tierney, Senior Vice President of Sales. The Company’s refocused business strategy will challenge its executive officers, and the inability of such officers to perform their duties or the inability of the Company to attract and retain other highly qualified personnel could have a material adverse effect upon the Company’s business and prospects.

Risks Related to Our Industry

We may not be able to compete successfully in our highly competitive industry.

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

The snack food industry is dominated by large food companies, including Frito-Lay, Inc., Nabisco and others which have substantially greater financial and other resources than the Company and sells brands that are more widely recognized than are the Company’s products. Numerous other companies that are actual or potential competitors of the Company, many with greater financial and other resources (including more employees and more extensive facilities) than the Company, offer products similar to those of the Company. In addition, many of such competitors offer a wider range of products than that offered by the Company. Local or regional markets often have significant smaller competitors, many of whom offer products similar to those of the Company. With expansion of Company operations into new markets the Company has and will continue to encounter significant competition from national, regional and local competitors that may be greater than that encountered by the Company in its existing markets. In addition, such competitors may challenge the Company’s position in its existing markets. There can be no assurance of the Company’s ability to compete successfully.

We may incur substantial costs in order to market our products.

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

Our business may be adversely affected by oversupply of food products at the wholesale and retail levels and seasonal fluctuations.

Profitability in the food product industry is subject to oversupply of certain food products at the wholesale and retail levels, which can result in our products going out of date before they are sold. The food products industry is also seasonal. Consumers tend to purchase our products at higher levels during the major summer holidays and also at times surrounding the major sporting events throughout the year.

We may not be able to respond successfully to shifting consumer tastes.

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

Diet trends may adversely affect our revenues.

Increased consumer concerns about nutrition and healthy diets and the risk that sales of our food product may decline due to perceived health concerns, changes in consumer tastes or other reasons beyond the control of the Company may adversely affect our revenues.

Risks Related to Our Securities

The market price of our Common Stock is volatile.

The market price of the Common Stock has experienced a high level of volatility since the completion of the Company’s initial public offering in December 1996. Commencing with an offering price of $3.50 per share in the initial public offering, the market price of the Common Stock experienced a substantial decline, reaching a low of $0.50 per share (based on last reported sale price of the Common Stock on the Nasdaq SmallCap Market) on December 22, 1998. During fiscal 2005, the market price of the Common Stock (based on last reported sale price of the Common Stock on the Nasdaq SmallCap Market) ranged from a high of $6.77 per share to a low of $2.57 per share. The last reported sales price of the Common Stock on the Nasdaq SmallCap Market on March 24, 2006 was $2.93 per share. There can be no assurance as to the future market price of the Common Stock. See “Our Common Stock may not continue to trade at a market price sufficient to prevent our de-listing from the NASDAQ SmallCap Market.”

Our Common Stock may not continue to trade at a market price sufficient to prevent our de-listing from the NASDAQ SmallCap Market.

In order for the Company’s Common Stock to continue to be listed on the Nasdaq SmallCap Market, the Company is required to be in compliance with certain continued listing standards. One of such requirements is that the bid price of listed securities be equal to or greater than $1.00. If, in the future, the Company’s Common Stock fails to be in compliance with the minimum closing bid price requirement for at least thirty consecutive trading days or the Company fails to be in compliance with any other Nasdaq continued listing requirements, then the Common Stock could be de-listed from the Nasdaq SmallCap Market. Upon any such de-listing, trading, if any, in the Common Stock would thereafter be conducted in the over-the-counter market on the so-called “pink sheets” or the “Electronic Bulletin Board” of the National Association of Securities Dealers, Inc. (“NASD”). As a consequence of any such de-listing, an investor could find it more difficult to dispose of, or to obtain accurate quotations as to the price of, the Company’s Common Stock. See “The market price of our Common Stock is volatile.”

A significant amount of our Common Stock is controlled by individuals, and the interests of such individuals may conflict with those of other shareholders.

As a result of the Wabash Foods acquisition, Capital Foods, LLC (“Capital Foods”) (an affiliate of the former owner of Wabash Foods) became the single largest shareholder of the Company, currently holding approximately 21% of the outstanding shares of Common Stock based on Capital Foods’ Schedule 13G filing. Accordingly, Capital Foods is in a position to exercise substantial influence on the business and affairs of the Company. In addition, Heartland Advisors, Inc. (“Heartland”), Eagle Rock Capital Management, LLC (“Eagle Rock”) and Gruber and McBaine Capital Management, LLC (“Gruber”), which, based on their Schedule 13G filings, are currently the beneficial owners of approximately 10%, 9% and 7%, respectively, of the outstanding shares of Common Stock. Capital Foods, Heartland, Eagle Rock and Gruber are hereinafter referred to collectively as the “Significant Shareholders.”  There can be no assurance that one or more of those Significant Shareholder will not adopt or support a plan to undertake a material change in the management or business of the Company.

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

A significant amount of our Common Stock is subject to registration rights, and the registration and sale of such shares could negatively affect the market price of our Common Stock and impair our ability to obtain financing.

Approximately 4.3 million shares of outstanding Common Stock issued by the Company are subject to “piggyback” registration rights granted by the Company, pursuant to which such shares of Common Stock may be registered under the Securities Act and, as a result, become freely tradable in the future. The Company will be required to pay all expenses relating to any such registration, other than underwriting discounts, selling commissions and stock transfer taxes applicable to the shares, and any other fees and expenses incurred by the holder(s) of the shares (including, without limitation, legal fees and expenses) in connection with the registration. All or a portion of such shares may, at the election of the holders thereof, be included in a future registration statement of the Company and, upon the effectiveness thereof, may be sold in the public markets.

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

Our Certificate of Incorporation authorizes us to issue preferred stock, and the rights of holders of Common Stock may be adversely affected by the rights of holders of any such preferred stock.

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

Item 2.           Properties

The Company leases a 140,000 square foot facility located on 15 acres of land in Bluffton, Indiana, approximately 20 miles south of Ft. Wayne, Indiana. The Company has entered into a lease expiring in April 2018 with respect to the facility and the lease has two five-year renewal options. The land and building are leased from American Pacific Financial Corporation, an affiliate of Capital Foods LLC, a shareholder of the Company. See “Securities Ownership of Certain Beneficial Owners and Management.”  Current lease payments are approximately $23,000 per month. The lease payments are subject to an annual CPI-based increase. The Company produces its T.G.I. Friday’s® brand snacks and Tato Skins® brand potato snacks at the Bluffton, Indiana facility.

The Company also leases one-half of a 200,000 square foot facility in Bluffton, Indiana which is used as a distribution center. The Company has entered into a lease expiring in November 2006 with respect to the facility and the lease has two three-year renewal options. Current lease payments are approximately $31,500 per month.

The Company owns a 60,000 square foot facility located on 7.7 acres of land in Goodyear, Arizona, approximately 15 miles west of Phoenix, Arizona. The facility is financed by a mortgage with Morgan Guaranty Trust Company of New York that matures in June 2012. The Company produces its Poore Brothers®, Bob’s Texas Style® and Boulder Canyon Natural FoodsTM brand potato chips, as well as its private label potato chips, at the Goodyear, Arizona facility.

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

Item 4.           Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.           Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s Common Stock is traded on the Nasdaq SmallCap Market tier of the Nasdaq Stock Market under the symbol “SNAK”. There were approximately 264 shareholders of record on March 24, 2006. The Company believes the number of beneficial owners is substantially greater than the number of record holders because a large portion of the Common Stock is held of record in broker “street names.”

The Company has never declared or paid any dividends on the shares of Common Stock. Management intends to retain any future earnings for the operation and expansion of the Company’s business and does not anticipate paying any dividends at any time in the foreseeable future. Additionally, certain debt agreements of the Company limit the Company’s ability to declare and pay dividends.

The following table sets forth the range of high and low sale prices of the Company’s Common Stock as reported on the Nasdaq SmallCap Market for each quarter of the fiscal years ended December 31, 2005 and December 25, 2004.

	Sales Prices
Period of Quotation	High	Low
Fiscal 2004:
First Quarter	$4.05	$2.83
Second Quarter	$3.45	$2.38
Third Quarter	$2.89	$2.07
Fourth Quarter	$3.34	$2.53

Fiscal 2005:
First Quarter	$3.49	$2.81
Second Quarter	$4.08	$2.91
Third Quarter	$6.77	$4.25
Fourth Quarter	$5.17	$2.57

Item 6. Selected Financial Data

FIVE YEAR FINANCIAL SUMMARY

(In millions except share and per share data)

	2005	2004	2003	2002	2001
Statements of Earnings Data
Net revenues	$75.3	$68.7	$66.4	$59.3	$53.9
Gross profit	14.1	14.3	13.3	11.3	10.9
Operating income	0.5	3.7	0.0	2.7	2.1
Net income	0.3	2.1	1.1	2.6	1.0

Net income per share – diluted	$0.01	$0.11	$0.06	$0.15	$0.06
Weighted average common shares	19,946,941	18,947,533	18,476,486	17,826,953	17,198,648

Balance Sheet Data
Net working capital	$13.9	$11.7	$7.9	$2.0	$2.0
Total assets	41.8	40.1	36.6	31.8	31.7
Long-term debt	1.7	1.7	3.1	4.1	8.7
Shareholders’ equity	30.2	28.8	25.1	20.7	16.8

Item 7.           Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the other sections of this Annual Report on Form 10-K, including “Item 1:  Business;” “Item 6:  Selected Financial Data;” and “Item 8:  Financial Statements and Supplementary Data.”  The various sections of this MD&A contain a number of forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this filing and particularly in “Item 1A. Risk Factors.”  Accordingly, the Company’s actual future results may differ materially from historical results or those currently anticipated.

Overview

Poore Brothers, Inc. (the “Company”) is engaged in the development, production, marketing and distribution of innovative snack food products that are sold primarily through grocery retailers, mass merchandisers, club stores, convenience stores and vend distributors across the United States. The Company currently manufactures and sells nationally T.G.I. Friday’s® brand salted snacks under license from TGI Friday’s Inc. The Company also currently (i) manufactures and sells regionally its own brands of salted snack food products, including Poore Brothers®, Bob’s Texas Style®, and Boulder Canyon Natural FoodsTM brand batch-fried potato chips and Tato Skins® brand potato snacks, (ii) manufactures private label potato chips for grocery retail chains in the southwest, and (iii) distributes in Arizona snack food products that are manufactured by others. The licensed Cinnabon® brand packaged cookies are produced by contract manufacturers and sold under the Cinnabon® name.

The Company’s net revenue grew 10% in fiscal 2005. T.G.I. Friday’s®, which comprised 65% of total net revenues, was relatively flat. Our batch-fried chips performed well in the year, up 13% as an aggregate, especially the Boulder CanyonTM brand which grew 45% in net revenues in 2005. Tato Skins® brand declined slightly, mostly because of the cannibalization by the T.G.I. Friday’s® brand. Our overall growth rate was 10%. The table below highlights the changes between years:

Net Revenues Comparison

($ in millions)

	2005	2004	% Change
T.G.I. Friday’s®	$49.1	$49.1	(<1)%
Potato Chips and Other	26.2	19.3	36%
Subtotal	75.3	68.4	10%
Discontinued Products	—	0.3	(100)%
Total	$75.3	$68.7	10%

The market for snack foods, such as potato chips, tortilla chips, meat snacks and cookies, is large and intensely competitive. The industry is dominated by several significant competitors and includes many other competitors with greater financial and other resources than the Company. However, the Company’s growth has exceeded the industry average over the last few years primarily due to its growth from T.G.I. Friday’s® branded products. This growth has been due to penetration into new and existing accounts, primarily in vend, mass, grocery and convenience stores.

The Company has been profitable for seven straight years. This has been accomplished through sales growth, operating efficiency gains and tight controls over spending. The Company generally has kept spending in line with revenue growth, except with respect to our national advertising for Crunch Toons® in 2003 and the Cinnabon® brand launch in 2005, excess product write-off in 2004 and 2005, significant management severance costs in 2005, and professional fees associated with a financial restatement of the 2005 second quarter results.

In late 2004 the Company developed a more aggressive strategic plan to achieve a new vision of being a significant marketer of Intensely Different™ (our trademark) food brands. Our plans include continuing to identify new licensing opportunities, such as Cinnabon®, to broaden our product offering and to complement the growth of our existing T.G.I. Friday’s® products through the introduction of new products in snacks as well as other food categories. The Company commenced selling internationally to Canadian customers during the fourth quarter of fiscal 2004 and it will continue to seek opportunities to selectively expand its growth in other countries. In addition, we have activated an acquisition strategy to help us accelerate our growth in order to leverage our existing competencies or gain new ones.

In connection with the implementation of the Company’s business strategy, the Company is likely to require future debt or equity financings (particularly in connection with future strategic acquisitions). Expenditures stemming from acquisition-related integration costs, trade and consumer marketing programs and new product development may adversely affect operating expenses and consequently may adversely affect operating and net income.

Key Trends

Retailer Consolidation

The retail food environment continues to be influenced by consolidation as fewer large retailers, including Kroger, Safeway and Wal*Mart, are gaining a larger share of the grocery retail environment. These retailers are also consolidating their regional buying operations into singular national operations to improve efficiency. This action creates opportunities for the Company because brands like T.G.I. Friday’s® salted snacks are niche brands that can be sold effectively on a national basis.

Consumer Trends

The snack industry has been heavily influenced in the past five years by a proliferation of new flavors and health focused snacks, with a rapid increase in the number of low-fat, low-carb and all-natural and organic products. Mainstream retailers such as Safeway have now created standalone natural and organic sections in their stores. The Company believes this trend for healthier snacks will continue.

Raw Material and Freight Price Increases and Subsequent Retail Price Increases

The industry has experienced higher costs as a result of the increase in the price of oil. Both inbound transportation of raw materials and outbound transportation of finished goods have experienced higher costs as a result of freight surcharges. Nearly all raw materials have experienced higher pricing both as a result of higher freight costs and certain products have oil based raw materials. As a result of these raw material price increases, many companies, including us, are contemplating price increases during 2006.

Results of Operations

The following discussion summarizes the significant factors affecting the consolidated operating results, financial condition, liquidity and capital resources of the Company. This discussion should be read in conjunction with Item 8: “Financial Statements and Supplementary Data” and the “Cautionary Statement on Forward-Looking Statements” on page 4.

Year ended December 31, 2005 compared to the year ended December 25, 2004

	2005		2004		Difference
(dollars in millions)	$	% of Rev	$	% of Rev	$	%
Net revenues	$75.3	100.0%	$68.7	100.0%	$6.6	9.6%
Cost of revenues	61.4	81.6	52.7	76.7	8.7	16.5
(Gain on sale)/write-down of equipment and brand discontinuance	(0.2)	(0.3)	1.7	2.5	(1.9)	111.3
Gross profit	14.1	18.7	14.3	20.8	(0.2)	(1.2)
Selling, general and administrative expenses	13.6	18.1	10.6	15.4	3.1	29.2
Operating income	0.5	0.7	3.7	5.4	(3.3)	(87.8)
Interest income (expense), net	—	0.1	(0.2)	(0.3)	0.2	129.9
Income before income taxes	0.5	0.7	3.5	5.1	(3.0)	(85.8)
Income tax benefit (provision)	(0.2)	(0.3)	(1.4)	(2.0)	1.2	84.3
Net income	$0.3	0.4%	$2.1	3.1%	$(1.9)	(86.9)%

For the fiscal year ended December 31, 2005, net revenues increased 9.6% to $75.3 million, compared with net revenues of $68.7 million for the previous fiscal year. T.G.I. Friday’s® brand snacks net revenues remained relatively flat as compared to fiscal 2004, accounting for 65% of the Company’s total net revenues for fiscal 2005. The Company’s batch-fried chips performed well in the year, up 13% as an aggregate, especially the Boulder Canyon Natural FoodsTM brand which grew 45% in net revenues in 2005 and the Tato Skin® brand declined slightly in fiscal 2005. The Company’s distributed products segment revenues increased $1.2 million compared to fiscal 2004.

Gross profit for 2005 was relatively flat at $14.1 million (or 18.7% of net revenues) compared with gross profit of $14.3 million (or 20.8% of net revenues) in 2004. Cost of revenues increased from 76.7% of net revenues last year to 81.6% this year. This increase was due primarily to greater than expected trade and promotional allowances, which are deducted from gross revenue, and increased freight expense due to higher fuel costs. Included in cost of revenues were charges associated with slow-moving new product, mainly attributable to the Cinnabon® branded product, in the third and fourth quarters, amounting to $1.2 million for 2005.

Selling, general and administrative expenses increased to $13.6 million in fiscal 2005, up from $10.6 million in 2004, or 18.1% versus 15.4% of net revenues. The increase was primarily due to severance fees, professional service fees and costs incurred to investigate an acquisition opportunity that did not materialize.

The Company’s effective income tax rate was 44.1% in 2005 and 39.7% in 2004. This increase was the result of the impact of permanent differences between financial reporting and taxable income, primarily non-deductible travel and meals expenses related to the above mentioned acquisition activity.

Net income for 2005 decreased 86.9% to $0.3 million, or $0.01 per basic and diluted share, compared with net income of $2.1 million, or $0.11 per basic and diluted share, in 2004.

Year ended December 25, 2004 compared to the year ended December 27, 2003

	2004		2003		Difference
	$	% of Rev	$	% of Rev	$	%
Net revenues	$68.7	100.0%	$66.4	100.0%	$2.3	3.5%
Cost of revenues	52.7	76.7	52.1	78.4	0.6	1.3
Write-down of equipment and brand discontinuance	1.7	2.5	1.0	1.5	0.7	67.3
Gross profit	14.3	20.8	13.3	20.1	1.0	7.1
Selling, general and administrative expenses	10.6	15.4	13.3	20.0	(2.8)	(20.6)
Operating income	3.7	5.4	—	0.0	3.7	3,700.0
Insurance claim settlement income, net	—	0.0	1.9	2.9	(1.9)	(100.0)
Interest income (expense), net	(0.2)	(0.3)	(0.2)	(0.4)	—	0.0
Income before income taxes	3.5	5.1	1.7	2.6	1.8	109.1
Income tax benefit (provision)	(1.4)	(2.0)	(0.6)	(1.0)	0.8	119.2
Net income	$2.1	3.1%	$1.1	1.6%	$1.0	102.9%

For the fiscal year ended December 25, 2004, net revenues increased 3% to $68.7 million, compared with net revenues of $66.4 million for the previous fiscal year. T.G.I. Friday’s® brand snacks net revenues increased 21% over fiscal 2003, accounting for 72% of the Company’s total net revenues for fiscal 2004. The Company’s batch-fried kettle chip brands were flat in comparison to fiscal 2003 and the Tato Skin® brand declined in fiscal 2004. The Company’s discontinued Crunch Toons® brand snacks declined $3.1 million in net revenues versus last year and distributed products segment revenues declined $2.0 million due to the discontinuance of a product line.

Gross profit for 2004 increased to $14.3 million, or 21% of net revenues, compared to $13.3 million, or 20% of net revenues, in 2003. Cost of revenues decreased from 78.4% of net revenues last year to 76.7% this year. The improvement was due to efficiency gains in manufacturing and supply chain partially offset by an increase in freight costs. Due to some idled packaging equipment, there were $0.3 million and $1.0 million of equipment write-downs in 2004 and 2003, respectively. Also included in 2004 cost of revenues was $1.4 million of Crunch Toons® brand discontinuance costs.

Selling, general and administrative expenses decreased to $10.6 million in fiscal 2004, down from $13.3 million in 2003, or 15% versus 20% of net revenues. The decrease was primarily due to $3.5 million of consumer marketing costs associated with the Crunch Toons® brand launch in 2003.

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

Liquidity and Capital Resources

Net working capital was $13.9 million (a current ratio of 2.8:1) and $11.7 million (a current ratio of 2.6:1) at December 31, 2005 and December 25, 2004, respectively. For the fiscal year ended December 31, 2005, the Company generated cash flow of $0.5 million from operating activities, invested $0.6 million in new equipment, made $1.0 million in payments on long-term debt and received $0.8 million in proceeds from the issuance of Common Stock pursuant to the exercise of stock options. For the fiscal year ended December 25, 2004, the Company generated cash flow of $6.5 million from operating activities, invested $0.5 million in new equipment, made $1.0 million in payments on long-term debt and received $1.3 million in proceeds from issuance of Common Stock primarily pursuant to the exercise of stock options. For the fiscal year ended December 27, 2003, the Company generated cash flow of $2.0 million from operating activities, invested

$1.1 million in new equipment, made $1.1 million in payments on long-term debt and received $2.0 million in proceeds from issuance of Common Stock primarily pursuant to the exercise of stock options.

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

The Line of Credit bears interest at the prime rate less 0.5% (6.75% at December 31, 2005) and matures on June 30, 2007. Interest is due monthly, with the outstanding principal balance due in full at the maturity date. The Term Loan bears interest at the prime rate (7.25% at December 31, 2005) and matures on July 1, 2006. Monthly principal payments of $68,782 plus interest are due under the Term Loan. At December 31, 2005, there was no outstanding balance on the Line of Credit and $0.5 million outstanding on the Term Loan.

The New Credit Agreement is secured by substantially all assets of the Company. The Company’s obligations under the New Credit Agreement are guaranteed by each of its subsidiaries. The agreement requires the Company to maintain compliance with certain financial covenants, including a minimum tangible net worth, a minimum fixed charge coverage ratio and a minimum current ratio. At December 31, 2005, the Company was in compliance with all covenants of the New Credit Agreement. Management believes that the fulfillment of the Company’s plans and objectives will enable the Company to attain a sufficient level of profitability to remain in compliance with these financial covenants. There can be no assurance, however, that the Company will attain any such profitability and remain in compliance.

The Company’s Goodyear, Arizona manufacturing, distribution and headquarters facility is subject to a $1.7 million mortgage loan from Morgan Guaranty Trust Company of New York, bears interest at 9.03% per annum and is secured by the building and the land on which it is located. The loan matures on July 1, 2012; however monthly principal and interest installments of $16,825 are determined based on a twenty-year amortization period.

During 2005, 2004 and 2003, the Company received $0.8 million, $1.3 million and $2.0 million of proceeds from the issuance of Common Stock. These proceeds were primarily due to the exercise of stock options.

At December 31, 2005, the Company had a net operating loss carryforward available for federal income taxes of approximately $2.4 million. The Company’s accumulated net operating loss carryforward will begin to expire in varying amounts between 2010 and 2018.

Off-Balance Sheet Arrangements

Under SEC regulations, in certain circumstances, the Company is required to make certain disclosures regarding the following off-balance sheet arrangements, if material:

•                  Any obligation under certain guarantee contracts;

•                  Any retained or contingent interest in assets transferred to an unconsolidated entity or similar arrangement that serves as credit, liquidity or market risk support to that entity for such assets;

•                  Any obligation under certain derivative instruments; and

•                  Any obligation arising out of a material variable interest held by us in an unconsolidated entity that provides financing, liquidity, market risk or credit risk support to us, or engages in leasing, hedging or research and development services with us.

The Company does not have any off-balance sheet arrangements that are required to be disclosed pursuant to these regulations, other than those described in the Notes to Consolidated Financial Statements. The Company does not have, nor does it engage in, transactions with any special purpose entities. The Company is not engaged in hedging activities and had no forward exchange contracts or other derivatives outstanding at December 31, 2005. In the ordinary course of business, the Company enters into operating lease commitments, purchase commitments and other contractual obligations. These transactions are recognized in our financial statements in accordance with generally accepted accounting principles in the United States, and are more fully discussed below.

Contractual Obligations

The following table outlines the Company’s future contractual financial obligations as of December 31, 2005, due by period:

	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
Long-term debt (including interest)	$3,828,000	$696,000	$404,000	$404,000	$2,324,000
Operating leases	8,182,000	1,469,000	2,397,000	1,492,000	2,824,000
Outside Warehouse Minimum Monthly Usage Charges	3,564,000	1,188,000	2,376,000	—	—
Royalty payments (i)	375,000	178,000	197,000	—	—
Severance Charges to Executives	491,000	491,000	—	—	—
Total contractual cash obligations	$16,440,000	$4,022,000	$5,374,000	$1,896,000	$5,148,000

For information regarding the Company’s long-term debt, please read “Liquidity and Capital Resources” above and Note 6 in
Item 8.

The Company has entered into a variety of operating leases for equipment and facilities. For information regarding the Company’s facility leases, please read “Item 2:  Properties” and Note 8 in Item 8.

(i) Remaining minimum royalty payments due licensors pursuant to brand licensing agreements discussed in “Item 1: Business” under the “Patents, Trademarks and Licenses” section.

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

On February 14, 2006, the Company terminated its previously announced non-binding letter of intent to acquire certain assets and liabilities of Shadewell Grove Foods, Inc., and Shadewell Grove IP, LLC, including licenses to produce and sell Mrs. Field’s® brand products.

Inflation and Seasonality

While inflation has not had a significant effect on operations in the last year, management recognizes that inflationary pressures may have an adverse effect on the Company as a result of higher asset replacement costs and related depreciation and higher material and fuel costs. Additionally, the Company may be subject to seasonal price increases for raw materials. The Company attempts to minimize the fluctuation in seasonal costs by entering into purchase commitments in advance, which have the effect of smoothing out price volatility. The Company will attempt to minimize overall price inflation, if any, through increased sales prices and productivity improvements.

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

Allowance for Doubtful Accounts. The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The allowance for doubtful accounts was $187,000 and $89,000 at December 31, 2005 and December 25, 2004, respectively.

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

Advertising, Promotional Expenses and Trade Spending. The Company expenses production costs of advertising the first time the advertising takes place, except for cooperative advertising costs which are expensed when the related sales are recognized. Costs associated with obtaining shelf space (i.e. “slotting fees”) are expensed in the period in which such costs are incurred by the Company. Anytime the Company offers consideration (cash or credit) as a trade advertising or promotion allowance to a purchaser of products at any point along the distribution chain, the amount is accrued and recorded as a reduction in revenue. Any marketing programs that deal directly with the consumer are recorded in selling, general and administrative expenses.

Income Taxes. The Company has been profitable since 1999; however, it experienced significant net losses in prior fiscal years resulting in a net operating loss (“NOL”) carryforward for federal income tax purposes of approximately $2.4 million at December 31, 2005. Generally accepted accounting principles require that the Company record a valuation allowance against the deferred tax asset associated with this NOL if it is “more likely than not” that the Company will not be able to utilize it to offset future taxes.

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

New Accounting Pronouncements

On December 16, 2004, the FASB issued SFAS No. 123R, “Share-Based Payment,” requiring all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense in the consolidated financial statements based on their fair values. Pro forma disclosure is no longer an alternative. This standard is effective for periods beginning after December 15, 2005 and includes two transition methods, the modified prospective and the modified retrospective transition method. Under the modified prospective method, awards that are granted, modified or settled after the date of adoption should be measured and accounted for in accordance with SFAS 123R. Unvested equity-classified awards that were granted prior to the effective date should continue to be accounted for in accordance with SFAS 123 except that amounts must be recognized in the income statement. Under the modified retrospective approach, the previously-reported amounts are restated (either to the beginning of the year of adoption or for all periods presented) to reflect the SFAS 123 amounts in the income statement. The Company will use the modified prospective method upon adoption of SFAS 123R effective January 1, 2006. As permitted by SFAS 123R, we currently account for share-based payments to employees using APB Opinion 25’s intrinsic value method and, as such, generally recognize no compensation cost for employee stock options. As a result of the adoption of SFAS 123R, the compensation expense that we would have recognized in 2005 relating to employee stock options would have approximated the pro forma compensation expense described in Note 1 of the consolidated financial statements appearing elsewhere in this Form 10-K. As of December 31, 2005, the amount of unrecognized compensation expense to be recognized in future periods, in accordance with SFAS 123R, is approximately $0.3 million. This expected compensation expense does not reflect any new awards, or modifications to existing awards, that could occur in the future.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs.”  This statement clarifies the accounting for abnormal amounts of idle facilities expense, freight, handling costs and wasted material. This statement requires that those items be recognized as current-period expense. In addition, the statement requires that allocation of fixed overhead to the cost of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred after December 31, 2005. The Company is currently evaluating the impact that SFAS No. 151 will have on its financial position and results of operations.

In March 2005, the FASB issued Interpretation No. 47 “Accounting for Conditional Asset Retirement Obligations” to clarify that the term “conditional asset retirement obligation” as used in SFAS No. 143 is a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that the enterprise may or may not have control over. This Interpretation requires recognition of a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably determined. This Interpretation is effective no later than fiscal years ending after December 15, 2005 (December 31, 2005 for calendar year end enterprises). The implementation of this Interpretation did not have a material impact on the Company’s consolidated financial statements.

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

The Company has interest rate risk with respect to interest expense on variable rate debt, with rates based upon changes in the prime rate. Therefore, the Company has an exposure to changes in those rates. At December 31, 2005 and December 25, 2004, the Company had $0.5 million and $1.3 million of variable rate debt outstanding. A hypothetical 10% adverse change in weighted average interest rates during fiscal 2005 and 2004 would have had minimal impact on both the Company’s net earnings and cash flows.

The Company’s primary concentration of credit risk is related to certain trade accounts receivable. In the normal course of business, the Company extends unsecured credit to its customers. Substantially all of the Company’s customers are distributors or retailers whose sales are concentrated in the grocery industry, throughout the United States. The Company investigates a customer’s credit worthiness before extending credit. Two customers (Wal*Mart and Vistar) accounted for approximately 30% of net revenues during fiscal 2005 and for approximately 23% of the Company’s accounts receivable balance at December 31, 2005.

Item 8.                       Financial Statements and Supplementary Data

Item 9.                       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures.

(a)               Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer (currently acting as both our principal executive and principal financial officer), evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer concluded that the Company’s disclosure controls and procedures as of the end of the period covered by this report have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms.

(b)               Change in Internal Control over Financial Reporting

During the third quarter, an evaluation was performed under the supervision and with the participation of the Company’s principal executive officer and principal financial officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of October 1, 2005. Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were not effective as of October 1, 2005. The conclusion that the Company’s disclosure controls and procedures were not effective as of October 1, 2005, was based on the identification of a material weakness in the Company’s internal controls over financial reporting as of June 25, 2005 that continued into the third quarter ended October 1, 2005. The material weakness related to deficiencies or inadequacies in the following specific areas: (1) execution of selected aspects of the Company’s processes and controls environment over trade spending programs to ensure prompt notification and recording of the transactions, and (2) inadequate monitoring of product inventory levels at a single large customer. This conclusion was made by management with the input of an independent consultant engaged by the Company’s audit committee.

The Company has taken steps to improve its internal control structure to remediate this material weakness by (1) hiring additional qualified and experienced people, (2) improving documentation and reporting of trade spending programs, (3) increasing reporting frequency and monitoring of trade spending and large customer inventory levels, and (4) enhancing its trade spending accrual preparation and review process.

These were the only changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Company’s Chief Executive Officer (currently acting as both our principal executive and principal financial officer) does not expect that the Company’s internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of internal controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that internal controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Item 9B.  Other Information.

None.

PART III

Item 10.                Directors and Executive Officers of the Registrant

Code of Ethics

Each of the Company’s directors, officers and employees are required to comply with the Poore Brothers, Inc. Code of Business Conduct and Ethics adopted by the Company. The Code of Business Conduct and Ethics sets forth policies covering a broad range of subjects and requires strict adherence to laws and regulations applicable to the Company’s business. The Company has also adopted a Financial Code of Ethics for its Chief Executive Officer, Chief Financial Officer and all other finance managers. The Financial Code of Ethics supplements the Code of Business Conduct and Ethics and is intended to emphasize the importance of honest and ethical conduct in connection with the Company’s financial reporting obligations. The Code of Business Conduct and Ethics and the Financial Code of Ethics are available on the Company’s website at www.poorebrothers.com, under the “Investors-Governance” captions. Copies of these Codes may also be obtained, without charge, by any shareholder upon written request directed to the Secretary of the Company at 3500 South La Cometa Drive, Goodyear, Arizona 85338. The Company will post to its website any amendments to these Codes, or waiver from the provisions thereof, applicable to the Company’s directors or any principal executive officer, principal financial officer principal accounting officer or controller, or any person performing similar functions under the “Investors-Governance-Code of Business Conduct-Waivers” caption.

The information regarding Directors and Executive Officers appearing under the headings “Proposal 1: Election of Directors,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” of the Company’s 2006 Proxy Statement is incorporated by reference in this section.

Item 11.                Executive Compensation

The information appearing under the headings “Compensation of Directors,” “Employment Agreements,” “Compensation Committee Report on Executive Compensation” and “Executive Compensation” of the Company’s 2006 Proxy Statement is incorporated by reference in this section.

Item 12.                Security Ownership of Beneficial Owners and Management and Related Stockholder Matters

The information appearing under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance Under Equity Compensation Plans” of the Company’s 2006 Proxy Statement is incorporated by reference in this section.

Item 13.                Certain Relationships and Related Transactions

The information appearing under the heading “Certain Relationships and Related Transactions” of the Company’s 2006 Proxy Statement is incorporated by reference in this section.

Item 14.                Principal Accountant Fees and Services

Information appearing under the heading “Independent Auditors” of the Company’s 2006 Proxy Statement is incorporated by reference in this section.

PART IV

Item 15.                Exhibits and Financial Statement Schedules:

The following documents are filed as part of this Annual Report on Form 10-K

1.              Financial Statements

2.              Financial Schedules

Schedules have been omitted because of the absence of conditions under which they are required or because the information required is included in the Company’s consolidated financial statements or notes thereto.

3.              Exhibits required by Item 601 of Regulation S-K:

Exhibit
Number	Description
3.1 —	Certificate of Incorporation of the Company filed with the Secretary of State of the State of Delaware on February 23, 1995. (14)
3.2 —	Certificate of Amendment to the Certificate of Incorporation of the Company filed with the Secretary of State of the State of Delaware on March 3, 1995. (14)
3.3 —	Certificate of Amendment to the Certificate of Incorporation of the Company filed with the Secretary of State of the State of Delaware on October 7, 1999. (14)
3.4 —	By-Laws of the Company (As amended and restated on January 11, 2005). (17)
4.1 —	Specimen Certificate for shares of Common Stock. (1)
4.4 —	Warrant to purchase 400,000 shares of Common Stock, issued by the Company to Wabash Foods on October 7, 1999. (2)
4.5 —	Form of Revolving Note, Term Note A and Term Note B issued by the Company to U.S. Bancorp Republic Commercial Finance, Inc. on October 7, 1999. (4)
10.1* —	Non-Qualified Stock Option Agreements dated August 1, 1995, August 31, 1995 and February 29, 1996, by and between the Company and Mark S. Howells. (1)
10.5* —	Non-Qualified Stock Option Agreement dated as of October 22, 1996, by and between the Company and Mark S. Howells. (1)
10.6* —	Letter Agreement dated as of November 5, 1996, by and between the Company and Jeffrey J. Puglisi. (1)
10.7* —	Letter Agreement dated November 1, 1996, by and among the Company, Mark S. Howells, Jeffrey J. Puglisi, David J. Brennan and Parris H. Holmes, Jr. (1)
10.8* —	Letter Agreement dated December 4, 1996, by and between the Company and Jeffrey J. Puglisi, relating to stock options. (1)
10.9* —	Letter Agreement dated December 4, 1996, by and between the Company and Mark S. Howells, relating to stock options. (1)
10.10 —	Fixed Rate Note dated June 4, 1997, by and between La Cometa Properties, Inc. and Morgan Guaranty Trust Company of New York. (3)
10.11 —	Deed of Trust and Security Agreement dated June 4, 1997, by and between La Cometa Properties, Inc. and Morgan Guaranty Trust Company of New York. (3)
10.12 —	Guaranty Agreement dated June 4, 1997, by and between the Company and Morgan Guaranty Trust Company of New York. (3)
10.13 —	Agreement for Purchase and Sale of Limited Liability Company Membership Interests dated as of August 16, 1999, by and between Pate Foods Corporation, Wabash Foods and the Company. (2)
10.14 —	Letter Agreement dated July 30, 1999 by and between the Company and Stifel, Nicolaus & Company, Incorporated. (5)

10.15* —	Poore Brothers, Inc. 1995 Stock Option Plan, as amended. (4)
10.16 —	Credit Agreement, dated as of October 3, 1999, by and between the Company and U.S. Bancorp Republic Commercial Finance, Inc. (4)
10.17 —	Security Agreement, dated as of October 3, 1999, by and between the Company and U.S. Bancorp Republic Commercial Finance, Inc. (4)
10.18 —	Commercial Lease, dated May 1, 1998, by and between Wabash Foods, LLC and American Pacific Financial Corporation. (4)
10.19 —	Agreement for the Purchase and Sale of Assets of Boulder Potato Company dated as of June 8, 2000, by and among the Company, the shareholders of Boulder Potato Company, and Boulder Potato Company. (6)
10.20 —	Registration Rights Agreement dated as of June 8, 2000, by and between Boulder Potato Company and the Company. (6)
10.21 —	First Amendment, dated as of June 30, 2000, to Credit Agreement, dated as of October 3, 1999, by and between the Company and U.S. Bancorp. (6)
10.22 —	Second Amendment to Credit Agreement (dated March 2, 2001), by and between the Company and U.S. Bank National Association. (7)
10.23 —

License Agreement, dated April 3, 2000, by and between the Company and TGI Friday’s Inc. (Certain portions of this exhibit have been omitted pursuant to a confidential treatment request filed with the Securities and Exchange Commission.) (7)

10.24 —	Third Amendment to Credit Agreement (dated March 30, 2001), by and between the Company and U.S. Bank National Association. (8)
10.25 —

First Amendment to License Agreement, dated as of July 11, 2001, by and between the Company and TGI Friday’s Inc. (certain portions of this exhibit have been omitted pursuant to a confidentiality treatment request filed with the Securities and Exchange Commission.) (9)

10.27 —	Fourth Amendment to Credit Agreement (dated as of June 29, 2002), by and between the Company and U.S. Bank National Association. (10)
10.28 —

License Agreement, dated November 20, 2002, by and between the Company and Warner Bros., a division of Time Warner Entertainment Company, L.P. (Certain portions of this exhibit have been omitted pursuant to a confidential treatment request filed with the Securities and Exchange Commission.) (11)

10.29 —

License Agreement, dated November 20, 2002, by and between the Company and Warner Bros., a division of Time Warner Entertainment Company, L.P. (Certain portions of this exhibit have been omitted pursuant to a confidential treatment request filed with the Securities and Exchange Commission.) (11)

10.30 —

License Agreement, dated July 19, 2000, by and between the Company and M.J. Quinlan & Associates Pty. Limited (Certain portions of this exhibit have been omitted pursuant to a confidential treatment request filed with the Securities and Exchange Commission.). (11)

10.32* —	Executive Employment Agreement entered into as of August 15, 2004 by and between Poore Brothers, Inc. and Thomas W. Freeze. (16)
10.33* —	Executive Employment Agreement entered into as of January 5, 2003, by and between Poore Brothers, Inc. and Glen E. Flook. (12)
10.34 —	Fifth Amendment to Credit Agreement (dated as of September 27, 2003) by and between the Company and U.S. Bank National Association. (13)
10.35 —

License Agreement, dated November 10, 2003, by and between the Company and Warner Bros. Consumer Products Inc. (Certain portions of this exhibit have been omitted pursuant to a confidential treatment request filed with the Securities and Exchange Commission.). (14)

10.36 —	Commercial Lease Agreement, dated May 22, 2003, by and between the Company and Westland Park LLC (14)
10.37 —	Warehouse Services Agreement, dated June 30, 2003, by and between the Company and Customized Distribution Services, Inc. (14)
10.38 —	License Agreement - #13770-WBLT-Amendment 1, dated June 14, 2004, by and between the Company and Warner Bros. Consumer Products, Inc. (15)
10.39 —	License Agreement - #14559-SCOO-Amendment 1, dated June 14, 2004, by and between the Company and Warner Bros. Consumer Products, Inc. (15)
10.40* —	Executive Employment Agreement entered into as of July 19, 2004 by and between Poore Brothers, Inc. and David Greenberg. (16)
10.41* —	Executive Employment Agreement entered into as of December 6, 2004 by and between Poore Brothers, Inc. and Richard M. Finkbeiner. (18)
10.42* —	Form of Officer Nonstatutory Stock Option Agreement. (19)
10.43* —	Summary of Director Compensation. (20)
10.44 —

Agreement between Poore Brothers, Inc. and Cinnabon, Inc. entered into as of September 10, 2004, but becoming material in the reporting period of June 25, 2005 (certain portions of this exhibit have been omitted pursuant to a confidential treatment request filed with the Securities and Exchange Commission). (21)

10.45 —	Loan Agreement (Revolving Line of Credit Loan and Term Loan) dated August 19, 2005 between the Company and U.S. Bank National Association. (22)
10.46 —	Security Agreement relating to the Loan Agreement dated August 19, 2005 between the Company and U.S. Bank National Association. (22)
10.47 —	$5 Million Promissory Note (Facility 1 - Revolving Line of Credit Loan) dated August 19, 2005 between the Company and U.S. Bank National Association. (22)
10.48 —	$756,603 Promissory Note (Facility 2 – Term Loan) dated August 19, 2005 between the Company and U.S. Bank National Association. (22)
10.49* —	Executive Employment Agreement dated August 1, 2005 between the Company and Steven Sklar. (22)
10.50* —	Restricted Stock Agreement dated August 1, 2005 between the Company and Steven Sklar. (22)
10.51* —	Letter Agreement dated as of December 14, 2005, by and between the Company and Eric J. Kufel. (23)
10.52* —	Letter Agreement dated as of December 16, 2005, by and between the Company and Thomas W. Freeze. (23)
10.53* —	Letter Agreement dated as of December 16, 2005, by and between the Company and Richard M. Finkbeiner. (23)
10.54* —	Poore Brothers, Inc. 2005 Equity Incentive Plan. (24)
10.55* —	Form of Director Nonstatutory Stock Option Agreement – 2005 Equity Incentive Plan. (26)
10.56* —	Form of Employee Incentive Stock Option Agreement – 2005 Equity Incentive Plan. (26)
10.57* —	Executive Employment Agreement by and between Poore Brothers, Inc. and Eric J. Kufel, dated as of February 14, 2006. (25)
21.1 —	List of Subsidiaries of the Company. (26)
23.1 —	Consent of Deloitte & Touche, LLP. (26)
31 —	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15(d)-14(a). (26)
32 —	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (26)

*	Management compensatory plan or arrangement.
(1)	Incorporated by reference to the Company’s Registration Statement on Form SB-2, Registration No. 333-5594-LA.
(2)	Incorporated by reference to the Company’s definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on September 15, 1999.
(3)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 1997.
(4)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999.
(5)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 1999.
(6)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2000.
(7)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2001.
(8)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2001.
(9)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2001.
(10)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 28, 2002.
(11)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2002.
(12)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2003.
(13)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2003.
(14)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 27, 2003.
(15)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 26, 2004.
(16)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 25, 2004.
(17)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 12, 2005.
(18)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on December 23, 2004.
(19)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 25, 2004.
(20)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on August 4, 2005.
(21)	Incorporated by reference to the Company’s Quarterly Report on 10-Q for the quarter ended June 25, 2005.
(22)	Incorporated by reference to the Company’s Quarterly Report on 10-Q for the quarter ended October 1, 2005
(23)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on December 19, 2005.
(24)	Incorporated by reference to the Company’s definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on April 28, 2005.
(25)	Incorporated by reference to the Company’s Current Report on Form 8-K/A filed on February 16, 2006.
(26)	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:	March 29, 2006	POORE BROTHERS, INC.

		By:	/s/ Eric J. Kufel
Eric J. Kufel
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Eric J. Kufel	Chief Executive Officer and Director	March 29, 2006
Eric J. Kufel	(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

/s/ Larry R. Polhill	Chairman and Director	March 29, 2006
Larry R. Polhill

/s/ Ashton D. Asensio	Director	March 29, 2006
Ashton D. Asensio

/s/ Mark S. Howells	Director	March 29, 2006
Mark S. Howells

/s/ F. Phillips Giltner, III	Director	March 29, 2006
F. Phillips Giltner, III

/s/ James W. Myers	Director	March 29, 2006
James W. Myers

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Poore Brothers, Inc.
Goodyear, Arizona

We have audited the accompanying consolidated balance sheets of Poore Brothers, Inc. and subsidiaries (the “Company”) as of December 31, 2005 and December 25, 2004, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Poore Brothers, Inc. and subsidiaries as of December 31, 2005 and December 25, 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

Phoenix, Arizona
March 27, 2006

POORE BROTHERS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 25,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$9,695,245	$9,675,490
Accounts receivable, net of allowance for doubtful accounts of $187,000 in 2005 and $89,000 in 2004	6,671,521	5,379,362
Inventories	2,816,246	2,145,742
Deferred income tax asset	1,806,718	1,341,723
Other current assets	422,065	471,051
Total current assets	21,411,795	19,013,368

Property and equipment, net	10,109,654	10,815,963
Goodwill	5,986,252	5,986,252
Trademarks	4,207,032	4,207,032
Other assets	88,836	94,672
Total assets	$41,803,569	$40,117,287

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,309,591	$2,809,187
Accrued liabilities	3,506,332	2,656,887
Current portion of long-term debt	529,176	1,390,667
Current portion of accrued costs related to brand discontinuance and other exit cost accruals	177,424	442,533
Total current liabilities	7,522,523	7,299,274

Long-term debt, less current portion	1,681,432	1,729,134
Non-current portion of accrued costs related to brand discontinuance and other exit cost accruals	179,617	492,541
Deferred income tax liability	2,177,140	1,788,252
Total liabilities	11,560,712	11,309,201

Commitments and contingencies (Notes 8 and 12)

Shareholders’ equity:
Preferred stock, $100 par value; 50,000 shares authorized; no shares issued or outstanding at December 31, 2005 and December 25, 2004	—	—
Common stock, $.01 par value; 50,000,000 shares authorized; 20,077,080 and 19,647,561 shares issued and outstanding at December 31, 2005 and December 25, 2004, respectively	200,771	196,476
Additional paid-in capital	28,424,817	27,274,825
Retained earnings	1,617,269	1,336,785
Total shareholders’ equity	30,242,857	28,808,086
Total liabilities and shareholders’ equity	$41,803,569	$40,117,287

The accompanying notes are an integral part of these consolidated financial statements.

POORE BROTHERS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended
	December 31,	December 25,	December 27,
	2005	2004	2003

Net revenues	$75,332,541	$68,734,763	$66,417,836

Cost of revenues	61,435,762	52,747,106	52,068,963

(Gain on sale)/write-down of equipment	(194,359)	308,104	1,030,352

Costs related to brand discontinuance	—	1,414,759	—

Gross profit	14,091,138	14,264,794	13,318,521

Selling, general and administrative expenses	13,638,684	10,558,544	13,290,660

Operating income	452,454	3,706,250	27,861

Insurance claim settlement income, net	—	—	1,918,784

Interest income (expense), net	49,274	(164,797)	(252,820)

Total other income (expense)	49,274	(164,797)	1,665,964

Income before income tax provision	501,728	3,541,453	1,693,825

Income tax provision	(221,244)	(1,406,739)	(641,861)
Net income	$280,484	$2,134,714	$1,051,964

Earnings per common share:
Basic	$0.01	$0.11	$0.06
Diluted	$0.01	$0.11	$0.06

Weighted average number of common shares:
Basic	19,763,992	18,794,977	17,572,951
Diluted	19,946,941	18,947,553	18,476,486

The accompanying notes are an integral part of these consolidated financial statements.

POORE BROTHERS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock		Additional Paid-in	Retained Earnings
	Shares	Amount	Capital	(Deficit)	Total

Balance, December 28, 2002	16,729,911	$167,299	$22,404,835	$(1,849,893)	$20,722,241
Exercise of common stock options, including related tax benefit	1,362,633	13,626	2,810,606	—	2,824,232
Other issuances of common stock	489,244	4,892	458,311	—	463,203
Net income	—	—	—	1,051,964	1,051,964
Balance, December 27, 2003	18,581,788	185,817	25,673,752	(797,929)	25,061,640
Exercise of common stock options, including related tax benefit	878,499	8,785	1,602,947	—	1,611,732
Other issuances of common stock	187,274	1,874	(1,874)	—	—
Net income	—	—	—	2,134,714	2,134,714
Balance, December 25, 2004	19,647,561	196,476	27,274,825	1,336,785	28,808,086
Exercise of common stock options, including related tax benefit	394,166	3,942	1,130,586	—	1,134,528
Issuance of restricted stock	35,353	353	174,647	—	175,000
Deferred compensation expense, net of amortization	—	—	(155,241)	—	(155,241)
Net income	—	—	—	280,484	280,484
Balance, December 31, 2005	20,077,080	$200,771	$28,424,817	$1,617,269	$30,242,857

The accompanying notes are an integral part of these consolidated financial statements.

POORE BROTHERS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended
	December 31, 2005	December 25, 2004	December 27, 2003
Cash flows provided by (used in) operating activities:
Net income	$280,484	$2,134,714	$1,051,964
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	1,214,262	1,340,453	1,285,221
Amortization	5,836	25,163	31,064
Provision for bad debts	83,456	(111,623)	23,822
Other asset amortization	—	44,066	121,413
Deferred income taxes	(76,107)	969,899	641,861
Amortization of deferred compensation expense	19,406	—	—
Costs related to brand discontinuance	—	1,758,919	—
Tax benefit from exercise of stock options	330,559	315,017	830,371
(Gain on sale)/write-down of equipment	(194,359)	308,104	1,030,352
(Gain) loss on disposition of equipment	49,046	16,571	(926)
Change in operating assets and liabilities:
Accounts receivable	(1,375,615)	446,367	(1,225,065)
Inventories, net of brand discontinuance write-offs	(670,504)	(1,390)	(725,434)
Other assets and liabilities	(529,047)	(139,705)	(1,030,146)
Accounts payable and accrued liabilities	1,349,849	(559,426)	(28,652)
Net cash provided by (used in) operating activities	487,266	6,547,129	2,005,845
Cash flows provided by (used in) investing activities:
Purchase of equipment	(563,249)	(455,769)	(1,120,795)
Proceeds from disposition of equipment	281,250	—	61,000
Net cash provided by (used in) investing activities	(281,999)	(455,769)	(1,059,795)
Cash flows provided by (used in) financing activities:
Proceeds from issuance of common stock	804,322	1,296,715	2,036,499
Payments made on long-term debt	(989,834)	(952,155)	(1,138,166)
Net cash provided by (used in) financing activities	(185,512)	344,560	898,333
Net increase in cash and cash equivalents	19,755	6,435,920	1,844,383
Cash and cash equivalents at beginning of year	9,675,490	3,239,570	1,395,187
Cash and cash equivalents at end of year	$9,695,245	$9,675,490	$3,239,570

Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$150,979	$293,908	$248,587
Cash paid during the year for taxes	442,392	—	—
Summary of non-cash investing and financing activities:
Common stock issued for acquisition earnout	—	—	420,566

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

In December 1996, the Company completed an initial public offering of its Common Stock. In November 1998, the Company acquired the business and certain assets (including the Bob’s Texas Style® potato chip brand) of Tejas Snacks, L.P. (“Tejas”), a Texas-based potato chip manufacturer. In October 1999, the Company acquired Wabash Foods, LLC (“Wabash”) including the Tato Skins®, O’Boisies®, and Pizzarias® trademarks and the Bluffton, Indiana manufacturing operation and assumed all of Wabash Foods’ liabilities. In June 2000, the Company acquired Boulder Natural Foods, Inc. (“Boulder”) and the Boulder Canyon Natural FoodsTM brand of totally natural potato chips. As part of the Boulder acquisition, the Company was required to issue additional unregistered shares of Common Stock to the seller on each of the first three anniversaries of the closing of the acquisition. The issuance of such shares was dependent upon increases in sales of Boulder product as compared to previous periods. In 2003, 2002 and 2001, the Company was required to issue 93,728 shares valued at $420,566, 88,864 shares valued at $210,786 and 57,898 shares valued at $185,274, respectively. With each issuance of shares the Company increased the goodwill recorded from this acquisition.

In October 2000, the Company launched its T.G.I. Friday’s® brand salted snacks pursuant to a license agreement with TGI Friday’s Inc., which expires in 2014.

In June 2003, the Company launched its Crunch Toons® brand potato snacks, initially featuring characters pursuant to a multi-year license agreement with Warner Bros. Consumer Products. The Company decided to discontinue the brand in June 2004, and ceased using its license agreements with Warner Bros. Consumer Products.

In April 2005, the Company launched its Cinnabon® brand pursuant to a license agreement with Cinnabon, Inc, the initial term of which expires in 2011. A renewal term for an additional five years exists at the end of the initial term. The Company plans to develop and sell a variety of snack products, including cookies, under the Cinnabon® brand. However, the Cinnabon® brand has not met consumer demand expectations in many channels during its 2005 introduction and the Company is determining future prospects for the brand.

In September 2005, the Company signed a licensing agreement with Panda Restaurant Group, Inc. for the development, manufacture and sale of snack food products under the Panda Express® brand name. The Company is currently determining products it can market using this brand name.

The Company’s fiscal year ends on the last Saturday occurring in the month of December of each calendar year. Accordingly, fiscal 2005 commenced December 26, 2004 and ended December 31, 2005.

Business

The Company is engaged in the development, production, marketing and distribution of innovative snack food products that are sold primarily through grocery retailers, mass merchandisers, club stores, convenience stores and vend distributors across the United States. The Company currently manufactures and sells nationally T.G.I. Friday’s® brand snacks under license from TGI Friday’s Inc. and sells nationally Cinnabon® brand snacks under license from Cinnabon, Inc. The Company also currently (i) manufactures and sells regionally its own brands of salted snack food products, including Poore Brothers®, Bob’s Texas Style® and Boulder Canyon Natural FoodsTM brand batch-fried potato chips and Tato Skins® brand potato snacks, (ii) manufactures private label potato chips for grocery retail chains in the southwest and (iii) distributes in Arizona snack food products that are manufactured by others. The Company sells its T.G.I. Friday’s® brand snack products to mass merchandisers, grocery, club and drug stores directly and to primarily convenience stores and vend operators through independent distributors. The Company’s other brands are also sold through independent distributors.

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

Fair Value of Financial Instruments

At December 31, 2005 and December 25, 2004, the carrying value of cash, accounts receivable, accounts payable and accrued liabilities approximate fair values since they are short-term in nature. The carrying value of the long-term debt approximates fair-value based on the borrowing rates currently available to the Company for long-term borrowings with similar terms, except for the mortgage loan with interest at 9.03%, which has a fair value of $1.3 million and $1.4 million at December 31, 2005 and December 25, 2004, respectively. The Company estimates fair values of financial instruments by using available market information. Considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates may not be indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions or valuation methodologies could have a material effect on the estimated fair value amounts.

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

In accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,”, the Company evaluates the recoverability of property and equipment not held for sale by comparing the carrying amount of the asset or group of assets against the estimated undiscounted future cash flows expected to result from the use of the asset or group of assets and their eventual disposition. If the undiscounted future cash flows are less than the carrying value of the asset or group of assets being evaluated, an impairment loss is recorded. The loss is measured as the difference between the fair value and carrying value of the asset or group of assets being evaluated. Assets to be disposed of are reported at the lower of the carrying amount or the fair value less cost to sell. The estimated fair value would be based on the best information available under the circumstances, including prices for similar assets or the results of valuation techniques, including the present value of expected future cash flows using a discount rate commensurate with the risks involved.

Intangible Assets

Goodwill and trademarks are reviewed for impairment annually, or more frequently, if impairment indicators arise. Goodwill is required to be tested for impairment between the annual tests if an event occurs or circumstances change that more-likely-than-not reduce the fair value of a reporting unit below its carrying value. Trademarks with indefinite lives are required to be tested for impairment between the annual tests if an event occurs or circumstances change indicating that the asset might be impaired. The Company believes at this time that the carrying values continue to be appropriate. See Note 2.

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

Advertising, Promotion and Trade Spending

The Company expenses production costs of advertising the first time the advertising takes place, except for cooperative advertising costs which are expensed when the related sales are recognized. Costs associated with obtaining shelf space (i.e., “slotting fees”) are expensed in the period in which such costs are incurred by the Company. Anytime the Company offers consideration (cash or credit) as trade advertising or promotional allowance to a purchaser of products at any point along the distribution chain, the amount is accrued and recorded as a reduction in revenue. Any marketing programs that deal directly with the consumer are recorded in selling, general and administrative expenses. Accrued advertising and promotion, which is included in the current liabilities section of the accompanying consolidated balance sheets, was $1,369,000 and $547,000 on December 31, 2005 and December 25, 2004, respectively.

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

Stock Options and Stock-Based Compensation

The Company’s stock-based compensation plans, described in Note 9, are currently accounted for under the recognition and measurement provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. See Note 1–”New Accounting Pronouncements” for discussion of the Company’s adoption of SFAS No. 123R for employee stock-based compensation, effective January 1, 2006.

The Company currently follows the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure”. Accordingly, no compensation cost has been recognized for the stock option plan. Awards under the plan vest over periods ranging from one to three years, depending on the type of award. The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all option grants, using the Black-Scholes valuation model, for the years ended December 31, 2005, December 25, 2004 and December 27, 2003:

	2005	2004	2003

Net income as reported	$280,484	$2,134,714	$1,051,964
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(176,574)	(518,950)	(382,380)
Pro forma net income	$103,910	$1,615,764	$669,584
Net income per share – basic – as reported	$0.01	$0.11	$0.06
Pro forma net income per share – basic	$0.01	$0.09	$0.04
Net income per share – diluted – as reported	$0.01	$0.11	$0.06
Pro forma net income per share – diluted	$0.01	$0.09	$0.04

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: dividend yield of 0%; expected volatility of 62%, 62% and 57%; risk-free interest rate of 3.15%, 3.15% and 2.4%; and expected lives of 3 years for 2005, 2004 and 2003, respectively. Under this method, the weighted-average fair value of the options granted was $2.18 in 2005, $1.15 in 2004 and $1.86 in 2003.

Earnings Per Common Share

Basic earnings per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Exercises of outstanding stock options or warrants are assumed to occur for purposes of calculating diluted earnings per share for periods in which their effect would not be anti-dilutive. Earnings per common share was computed as follows for the years ended December 31, 2005, December 25, 2004 and December 27, 2003:

	2005	2004	2003

Basic Earnings Per Common Share:
Net income	$280,484	$2,134,714	$1,051,964

Weighted average number of common shares	19,763,992	18,794,977	17,572,951

Earnings per common share	$0.01	$0.11	$0.06

Diluted Earnings Per Common Share:
Net income	$280,484	$2,134,714	$1,051,964

Weighted average number of common shares	19,763,992	18,794,977	17,572,951
Incremental shares from assumed conversions -
Warrants	—	—	325,496
Stock options	182,949	152,576	578,039
Adjusted weighted average number of common shares	19,946,941	18,947,553	18,476,486

Earnings per common share	$0.01	$0.11	$0.06

New Accounting Pronouncements

On December 16, 2004, the FASB issued SFAS No. 123R, “Share-Based Payment,” requiring all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense in the consolidated financial statements based on their fair values. Pro forma disclosure is no longer an alternative. This standard is effective for periods beginning after December 15, 2005 and includes two transition methods, the modified prospective and the modified retrospective transition method. Under the modified prospective method, awards that are granted, modified or settled after the date of adoption should be measured and accounted for in accordance with SFAS 123R. Unvested equity-classified awards that were granted prior to the effective date should continue to be accounted for in accordance with SFAS 123 except that amounts must be recognized in the income statement. Under the modified retrospective approach, the previously-reported amounts are restated (either to the beginning of the year of adoption or for all periods presented) to reflect the SFAS 123 amounts in the income statement. The Company will use the modified prospective method upon adoption of SFAS 123R effective January 1, 2006. As permitted by SFAS 123R, we currently account for share-based payments to employees using APB Opinion 25’s intrinsic value method and, as such, generally recognize no compensation cost for employee stock options. As a result of the adoption of SFAS 123R, the compensation expense that the Company would have recognized in 2005 relating to employee stock options would have approximated the pro forma compensation expense described in the table above. As of December 31, 2005, the amount of unrecognized compensation expense to be recognized in future periods, in accordance with SFAS 123R, is approximately $0.3 million. This expected compensation expense does not reflect any new awards, or modifications to existing awards, that could occur in the future.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs.”  This statement clarifies the accounting for abnormal amounts of idle facilities expense, freight, handling costs and wasted material. This statement requires that those items be recognized as current-period expense. In addition, the statement requires that allocation of fixed overhead to the cost of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred after December 31, 2005. The Company is currently evaluating the impact that SFAS No. 151 will have on its financial position and results of operations.

In March 2005, the FASB issued Interpretation No. 47 “Accounting for Conditional Asset Retirement Obligations” to clarify that the term “conditional asset retirement obligation” as used in SFAS No. 143 is a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that the enterprise may or may not have control over. This Interpretation requires recognition of a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably determined. This Interpretation is effective no later than fiscal years ending after December 15, 2005 (December 31, 2005 for calendar year end enterprises). The implementation of this Interpretation did not have a material impact on the Company’s consolidated financial statements.

2.               Goodwill and Trademarks:

Goodwill and trademarks relate to the 1998, 1999 and 2000 acquisitions described in Note 1. Intangibles not subject to amortization consisted of the following as of December 31, 2005 and December 25, 2004:

	2005	2004

Goodwill	$5,986,252	$5,986,252
Trademarks	4,207,032	4,207,032
	$10,193,284	$10,193,284

3.              Accrued Liabilities:

Accrued liabilities consisted of the following as of December 31, 2005 and December 25, 2004:

	2005	2004
Accrued payroll and payroll taxes	$1,454,697	$1,170,354
Accrued royalties and commissions	554,434	517,917
Accrued advertising and promotion	1,368,929	547,054
Accrued other	128,272	421,562
	$3,506,332	$2,656,887

During the fourth quarter of 2005, the Company announced the departure of two executives and recorded charges consisting of severance and certain other personnel costs. The amount owed on these two severance agreements at December 31, 2005 is $491,000 and is included in accrued payroll and payroll taxes above.

4.              Inventories:

Inventories consisted of the following as of December 31, 2005 and December 25, 2004:

	2005	2004
Finished goods	$1,731,531	$1,537,488
Raw materials	1,084,715	608,254
	$2,816,246	$2,145,742

5.              Property and Equipment:

Property and equipment consisted of the following as of December 31, 2005 and December 25, 2004:

	Useful Lives	2005	2004
Buildings and improvements	20 – 30 years	$5,437,524	$5,364,778
Equipment	7 – 15 years	10,998,189	10,768,784
Land	—	272,006	272,006
Vehicles	5 years	5,432	16,825
Furniture and office equipment	2 – 5 years	1,679,815	1,547,608
		18,392,966	17,970,001
Less accumulated depreciation and amortization		(8,283,312)	(7,154,038)
		$10,109,654	$10,815,963

On October 28, 2000, the Company experienced a fire at the Goodyear, Arizona manufacturing plant. In 2003, the Company recorded income of $1,918,784 for net proceeds from the insurance company for final settlement of outstanding claims related to the fire.

In June 2003, the Company concluded that some of its packaging equipment that had recently been replaced by more technologically advanced machinery was no longer likely to be reinstalled and used. Therefore, in accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-lived Assets,” the Company performed an assessment of the equipment’s fair value, which resulted in the need to write-down the equipment by $1,030,352. In addition, in December, 2004, the Company concluded that a packaging machine in its Indiana plant was no longer likely to be used, which resulted in a $308,104 impairment charge in 2004.

6.               Long-Term Debt:

Long-term debt consisted of the following as of December 31, 2005 and December 25, 2004:

	2005	2004
Term loan due in monthly installments through July 1, 2006; interest at prime rate (7.25% at December 31, 2005); collateralized by substantially all assets	$481,474	$1,347,069
Mortgage loan due in monthly installments through July 2012; interest at 9.03%; collateralized by land and building	1,729,134	1,772,732
	2,210,608	3,119,801
Less current portion	(529,176)	(1,390,667)
	$1,681,432	$1,729,134

Annual maturities of long-term debt as of December 31, 2005 are as follows:

Year
2006	$529,176
2007	52,192
2008	57,105
2009	62,480
2010	68,362
Thereafter	1,441,293
$2,210,608

Interest income (expense), net consisted of the following for the fiscal years ended December 31, 2005, December 25, 2004 and December 27, 2003:

	2005	2004	2003
Interest expense	$(275,853)	$(221,258)	$(275,619)
Interest income	325,127	56,461	22,799
Interest income (expense), net	$49,274	$(164,797)	$(252,820)

The Company’s Goodyear, Arizona manufacturing, distribution and headquarters facility is subject to a $1.7 million mortgage loan from Morgan Guaranty Trust Company of New York, bears interest at 9.03% per annum and is secured by the building and the land on which it is located. The loan matures on July 1, 2012; however monthly principal and interest installments of $16,825 are determined based on a twenty-year amortization period.

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

The Line of Credit bears interest at the prime rate less 0.5% (6.75% at December 31, 2005) and matures on June 30, 2007. Interest is due monthly, with the outstanding principal balance due in full at the maturity date. The Term Loan bears interest at the prime rate (7.25% at December 31, 2005) and matures on July 1, 2006. Monthly principal payments of $68,782 plus interest are due under the Term Loan. At December 31, 2005, there was no outstanding balance on the Line of Credit and $0.5 million outstanding on the Term Loan.

The New Credit Agreement is secured by substantially all assets of the Company. The Company’s obligations under the New Credit Agreement are guaranteed by each of its subsidiaries. The agreement requires the Company to maintain compliance with certain financial covenants, including a minimum tangible net worth, a minimum fixed charge coverage ratio and a minimum current ratio. At December 31, 2005, the Company was in compliance with all covenants of the New Credit Agreement.

7.               Brand Discontinuance:

On June 11, 2004, the Company discontinued its Crunch Toons® brand. As a result of the discontinuance, the Company recorded expenses of approximately $1.8 million. The charge included approximately $1.1 million related to minimum royalties under the license agreements and $0.3 million in inventory write-downs, which are shown in “Costs related to brand discontinuance” on the accompanying Consolidated Statements of Income. In addition, charges of $0.3 million in estimated allowances given to the Company’s customers to sell-off remaining distributor and retailer inventories were recorded and are included in “Net revenues” on the accompanying Consolidated Statements of Income.

In connection with the brand discontinuation, and included in the $1.1 million charge above, the Company negotiated amendments to its license agreements with Warner Bros. Consumer Products pursuant to which the Agreements will remain in effect, but will become non-exclusive. However, because the Company has ceased using the Crunch Toons® brand, the Company accrued the fair value of remaining royalties in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”  The Company estimated the fair value of the remaining guaranteed future minimum payments under the agreements by computing the present value of the future cash payments.

The following table summarizes the activity of the accrued costs related to brand discontinuance and other exit costs for the years ended December 31, 2005 and December 25, 2004:

	June 11, 2004 Brand Discontinuance Charges	Other Exit Costs	Write-offs and Payments	Dec. 25, 2004 Accrued Expense Balance	Payments	Dec. 31, 2005 Accrued Expense Balance
Inventory and equipment write-offs	$294,768	$—	$(294,768)	$—	$—	$—
Write-down of prepaid royalties and present value of guaranteed minimum royalty payments (1),(2)	1,119,991	—	(527,519)	592,472	(235,431)	357,041
Reclamation costs (1)	344,160	—	(309,662)	34,498	(34,498)	—
Present value of remaining lease payments on equipment (1),(3)	—	308,104	—	308,104	(308,104)	—
	$1,758,919	$308,104	$(1,131,949)	$935,074	$(578,033)	$357,041

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

(3)                                  In accordance with SFAS No. 146, the fair value of remaining operating lease payments were recorded relating to a machine the Company determined would no longer be used. This machine lease was paid off in July 2005.

8.               Commitments and Contingencies:

The Company is periodically a party to various lawsuits arising in the ordinary course of business. Management believes, based on discussions with legal counsel, that the resolution of such lawsuits, individually and in the aggregate, will not have a material adverse effect on the Company’s financial position or results of operations.

The Company leases a 140,000 square foot facility located on 15 acres of land in Bluffton, Indiana, approximately 20 miles south of Ft. Wayne, Indiana. The Company has entered into a lease expiring in April 2018 with respect to the facility and the lease has two five-year renewal options. Current lease payments are approximately $23,000 per month. The lease payments are subject to an annual CPI-based increase. The Company produces its T.G.I. Friday’s® brand snacks and Tato Skins® brand potato snacks at the Bluffton, Indiana facility.

The Company also leases one-half of a 200,000 square foot facility in Bluffton, Indiana which is used as a distribution center. The Company has entered into a lease expiring in November 2006 with respect to the facility and the lease has two three-year renewal options. Current lease payments are approximately $31,500 per month. The Company also has entered into a service agreement expiring in December 2008 with a third party for warehousing services. The service agreement includes certain minimum monthly usage commitments amounting to $1,188,000 for 2006 and $2,376,000 from 2007-2008.

In addition to the Company’s facility leases, the Company has entered into a variety of operating leases for equipment and vehicles. Rental expense under all operating leases was $1,553,000, $1,666,000 and $1,158,000 for fiscal 2005, 2004 and 2003, respectively. Minimum future rental commitments under non-cancelable leases as of December 31, 2005 are as follows:

Year	Operating Leases
2006	$1,469,000
2007	1,431,000
2008	966,000
2009	797,000
2010	695,000
Thereafter	2,824,000
Total	$8,182,000

The Company licenses patented technology from Miles Willard Technologies, LLC in connection with the manufacture of its T.G.I. Friday’s® and Tato Skins® brand products. Pursuant to the license agreement between the Company and Miles Willard, the Company has an exclusive right to use the patented technology within North America until the patents expire on December 26, 2006. In consideration for the use of these patents, the Company is required to make royalty payments to Miles Willard on sales of products manufactured utilizing the patented technology until the expiration date. Once the patents expire, the Company will no longer have exclusive rights to this technology.

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

9.               Shareholders’ Equity:

Common Stock

Approximately 4.3 million shares of outstanding Common Stock issued by the Company are subject to “piggyback” registration rights granted by the Company, pursuant to which such shares of Common Stock may be registered under the Securities Act and, as a result, become freely tradable in the future. The Company will be required to pay all expenses relating to any such registration, other than underwriting discounts, selling commissions and stock transfer taxes applicable to the shares, and any other fees and expenses incurred by the holder(s) of the shares (including, without limitation, legal fees and expenses) in connection with the registration. All or a portion of such shares may, at the election of the holders thereof, be included in a future registration statement of the Company and, upon the effectiveness thereof, may be sold in the public markets.

On August 1, 2005, the Company issued to its Senior Vice President of Marketing 35,353 shares of restricted stock under the Company’s 2005 Equity Incentive Plan, subject to vesting in equal annual installments over three years. The restricted stock was valued at the fair market value of the Common Stock on the date of grant, and the resulting deferred compensation expense of $175,000 was included in additional paid-in capital and is being amortized over the vesting period. During 2005, amortization expense of $19,406 related to this grant is included in selling, general and administrative expenses.

Preferred Stock

The Company has authorized 50,000 shares of $100 par value Preferred Stock, none of which is outstanding. The Company may issue such shares of Preferred Stock in the future without shareholder approval.

Warrants

Warrants had been issued in connection with prior financings and the acquisition of Wabash. During fiscal years 2003 and 2004, warrant activity was as follows:

	Warrants Outstanding	Weighted Average Exercise Price
Balance, December 28, 2002	1,013,793	$1.11
Exercised	(395,516)	1.16
Cancelled	(160,277)	1.26
Balance, December 27, 2003	458,000	1.02
Exercised	(187,274)	1.00
Cancelled	(270,726)	1.05
Balance, December 25, 2004	—	$—

Stock Options

The Company’s 1995 Stock Option Plan (the “1995 Plan”), as amended, provided for the issuance of options to purchase 3,000,000 shares of Common Stock. The options granted pursuant to the 1995 Plan expire over a five-year period and generally vest over three years. In addition to options granted under the 1995 Plan, the Company also issued non-qualified options (non-plan options) to purchase Common Stock to certain Directors and Officers which are exercisable and expire either five or ten years from date of grant. All options are issued at an exercise price of fair market value at the date of grant and are non-compensatory. The 1995 Plan expired in May 2005 and was replaced by the Poore Brothers, Inc. 2005 Equity Incentive Plan (the “2005 Plan”) as described below.

The 2005 Plan was approved at the Company’s 2005 Annual Meeting of Shareholders, and expires in May 2015. The 2005 Plan provides for the issuance of Awards (as defined in the plan document) covering 410,518 shares of Common Stock. Awards granted under the 2005 Plan may include: nonqualified stock options, incentive stock options, restricted stock, restricted stock units, stock appreciation rights, performance units and stock-reference awards. If any shares of Common Stock subject to awards granted under the 1995 Plan or the 2005 Plan are canceled, those shares will be available for future awards under the 2005 Equity Incentive Plan. The Awards granted pursuant to the 2005 Plan generally expire over a five-year period and generally vest over three years. As of December 31, 2005, there were 540,665 shares of Common Stock available for Awards under the 2005 Plan.

During fiscal years 2003, 2004 and 2005, stock option activity was as follows:

	Plan Options		Non-Plan Options
	Options Outstanding	Weighted Average Exercise Price	Options Outstanding	Weighted Average Exercise Price
Balance, December 28, 2002	1,737,800	$2.15	1,545,000	$1.47
Granted	230,000	3.44	117,500	3.60
Canceled	(28,667)	3.03	—	—
Exercised	(782,633)	1.51	(580,000)	1.40
Balance, December 27, 2003	1,156,500	2.82	1,082,500	1.74
Granted	625,000	2.69	—	—
Canceled	(335,001)	2.96	(10,000)	3.60
Exercised	(145,166)	1.66	(725,000)	1.42
Balance, December 25, 2004	1,301,333	2.85	347,500	2.35
Granted	40,000	4.99	—	—
Canceled	(355,500)	2.80	(13,334)	3.60
Exercised	(202,500)	2.56	(191,666)	1.49
Balance, December 31, 2005	783,333	$3.04	142,500	$3.38

Tax benefits on stock options exercised are recorded as increases to additional paid-in capital and totaled $330,559, $315,017 and $830,371 for fiscal 2005, 2004 and 2003, respectively.

The following table summarizes information about stock options outstanding and exercisable at December 31, 2005:

Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$2.10 - $2.99	453,333	2.3	$2.67	366,666	$2.71
$3.08 - $3.60	407,500	1.7	$3.28	368,333	$3.25
$4.20 - $5.00	65,000	3.9	$4.83	20,000	$4.50
	925,833	2.2	$3.09	754,999	$3.02

The table below summarizes the number of exercisable options outstanding and the weighted average exercise prices for each of the previous three fiscal years:

	Plan Options		Non-Plan Options
	Exercisable Options Outstanding	Weighted Average Exercise Price	Exercisable Options Outstanding	Weighted Average Exercise Price
December 31, 2005	636,666	$2.97	118,333	$3.34
December 25, 2004	553,555	$2.89	275,833	$2.02
December 27, 2003	603,997	$2.51	940,000	$1.47

10.         Income Taxes:

The provision for income taxes consisted of the following for the years ended December 31, 2005, December 25, 2004 and December 27, 2003:

	2005	2004	2003
Current:
Federal	$—	$—	$—
State	—	(83,855)	—
	—	(83,855)	—
Deferred:
Federal	(193,655)	(1,220,220)	(559,000)
State	(27,589)	(102,664)	(82,861)
	(221,244)	(1,322,884)	(641,861)
Total provision for income taxes	$(221,244)	$(1,406,739)	$(641,861)

The following table provides a reconciliation between the amount determined by applying the statutory federal income tax rate to the pretax income amount for the years ended December 31, 2005, December 25, 2004 and December 27, 2003:

	2005	2004	2003
Provision at statutory rate	$(170,588)	$(1,204,094)	$(575,900)
State income tax, net	(24,530)	(173,530)	(54,961)
Nondeductible expenses and other	(26,126)	(29,115)	(11,000)
Income tax provision	$(221,244)	$(1,406,739)	$(641,861)

The income tax effects of loss carryforwards and temporary differences between financial and income tax reporting that give rise to the deferred income tax asset and liability are as follows as of December 31, 2005 and December 25, 2004:

	2005	2004
Deferred Tax Asset – current
Net operating loss carryforward	$827,000	$639,000
Allowance for doubtful accounts	73,000	35,000
Accrued liabilities	413,000	292,000
Other	493,718	375,723
	1,806,718	1,341,723
Deferred Tax Liability – noncurrent
Depreciation and amortization	(2,208,530)	(1,829,252)
AMT minimum tax credit carryforward	31,390	41,000
	(2,177,140)	(1,788,252)
Net deferred tax liability	$(370,422)	$(446,529)

The Company experienced significant net losses in prior fiscal years resulting in a net operating loss (“NOL”) carryforward for federal income tax purposes of approximately $2.4 million at December 31, 2005. The Company’s NOL will begin to expire in varying amounts between 2010 and 2018. The Company also has an alternative minimum tax (“AMT”) credit carryforward for federal income tax purposes of $31,390 at December 31, 2005.

Generally accepted accounting principles require that a valuation allowance be established when it is more-likely-than-not that all or a portion of a deferred tax asset will not be realized. Changes in valuation allowances from period to period are included in the tax provision in the period of change. In determining whether a valuation allowance is required, the Company takes into account all positive and negative evidence with regard to the utilization of a deferred tax asset including our past earnings history, expected future earnings, the character and jurisdiction of such earnings, unsettled circumstances that, if unfavorably resolved, would adversely affect utilization of a deferred tax asset, carryback and carryforward periods and tax strategies that could potentially enhance the likelihood of realization of a deferred tax asset. The Company provides for income taxes at a rate equal to the combined federal and state effective rates, which approximated 39% under current tax rates.

11.         Business Segments and Significant Customers:

For the year ended December 31, 2005, Wal*Mart (including its SAM’s Clubs) and Vistar, a national vending distributor, were the only two customers accounting for more than 10% of total Company revenue. Wal*Mart accounted for $14,043,000, or 19%, $14,211,000, or 21%, and $13,237,000, or 20%, for fiscal years 2005, 2004 and 2003, respectively. Vistar accounted for $8,504,000, or 11%, $9,373,000, or 14%, and $8,751,000, or 13%, for fiscal years 2005, 2004 and 2003, respectively.

The Company’s operations consist of two segments: manufactured products and distributed products. The manufactured products segment produces potato chips, potato crisps and potato skins for sale primarily to snack food distributors and retailers. The distributed products segment sells snack food products manufactured by other companies to the Company’s Arizona snack food distributors. The Company’s reportable segments offer different products and services. All of the Company’s revenues are attributable to external customers in the United States and Canada and all of its assets are located in the United States.

	Percent of Total Revenues
	2005	2004	2003
Branded products	93%	94%	91%
Private label products	3%	3%	3%
Total manufactured products segment revenues	96%	97%	94%

Distributed products segment revenues	4%	3%	6%

Total revenues	100%	100%	100%

In fiscal years 2005, 2004 and 2003, the T.G.I. Friday’s® brand snacks represented 65%, 72% and 61%, respectively, of the Company’s total net revenues. Effective February 1, 2004, the Company ceased distribution of Snyders’ pretzels which represented approximately 50%, or $2 million, of distributed products segment revenues in 2003.

The accounting policies of the segments are the same as those described in the Summary of Significant Accounting Policies (Note 1). The Company does not allocate assets, selling, general and administrative expenses, income taxes or other income and expense to segments.

	Manufactured Products	Distributed Products	Consolidated
2005
Net revenues from external customers	$72,028,649	$3,303,892	$75,332,541
Depreciation and amortization included in segment gross profit	842,238	—	842,238
Segment gross profit	13,593,005	498,133	14,091,138

2004
Net revenues from external customers	$66,629,008	$2,105,755	$68,734,763
Depreciation and amortization included in segment gross profit	998,415	—	998,415
Costs related to brand discontinuance	1,414,759	—	1,414,759
Segment gross profit	13,958,782	306,012	14,264,794

2003
Net revenues from external customers	$62,278,649	$4,139,187	$66,417,836
Depreciation and amortization included in segment gross profit	943,541	—	943,541
Segment gross profit	12,660,767	657,754	13,318,521

The following table reconciles reportable segment gross profit to the Company’s consolidated income before income tax provision for the years ended December 31, 2005, December 25, 2004 and December 27, 2003:

	2005	2004	2003
Segment gross profit	$14,091,138	$14,264,794	$13,318,521
Unallocated amounts:
Selling, general and administrative expenses	(13,638,684)	(10,558,544)	(13,290,660)
Insurance claim settlement income, net	—	—	1,918,784
Interest income (expense), net	49,274	(164,797)	(252,820)
Income before income taxes	$501,728	$3,541,453	$1,693,825

12.         Litigation:

The Company is periodically a party to various lawsuits arising in the ordinary course of business. Management believes, based on discussions with legal counsel, that the resolution of any such lawsuits will not have a material effect on the financial statements taken as a whole.

13.       Related Party Transactions:

The land and building (140,000 square feet) occupied by the Company in Bluffton, Indiana is leased pursuant to a twenty year lease dated May 1, 1998 with American Pacific Financial Corporation, an affiliate of Pate Foods Corporation from whom the Company purchased Wabash in October 1999. The lease extends through April 2018 and contains two additional five-year lease renewal periods at the option of the Company. Lease payments are approximately $23,000 per month, plus CPI adjustments, and the Company is responsible for all real estate taxes, utilities and insurance. American Pacific Financial Corporation is an affiliate of Capital Foods, LLC the single largest shareholder of the Company, currently holding approximately 21% of the outstanding shares of Common Stock.

14.       Quarterly Financial Data (Unaudited):

The results for any single quarter are not necessarily indicative of the Company’s results for any other quarter or the full year. The sum of quarterly earnings (loss) per share information may not agree to the annual amount due to rounding and use of the treasury stock method of calculating earnings (loss) per share.

(in 000’s, except for share and per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
Fiscal 2005
Net revenues	$16,557	$23,134	$18,626	$17,016	$75,333
Gross profit	3,388	5,870	2,724	2,109	14,091
Operating income (loss)	340	2,275	(509)	(1,654)	452
Net income (loss) (1), (2)	$208	$1,407	$(269)	$(1,066)	$280

Earnings (loss) per common share:
Basic	$0.01	$0.07	$(0.01)	$(0.05)	$0.01
Diluted	$0.01	$0.07	$(0.01)	$(0.05)	$0.01

Weighted average number of common shares:
Basic	19,647,561	19,681,902	19,842,862	20,053,509	19,763,992
Diluted	19,854,440	19,841,862	19,842,862	20,053,509	19,946,941

(1)  Net income (loss) during the third quarter of 2005 includes $535,000 in charges associated with slow-moving new product, mainly attributable to the Cinnabon® branded product.

(2)  Net income (loss) during the fourth quarter of 2005 includes $553,000 in severance charges for two executives and $615,000 in charges associated with slow-moving new product, mainly attributable to the Cinnabon® branded product.

(in 000’s, except for share and per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
Fiscal 2004
Net revenues	$17,719	$17,441	$17,176	$16,399	$68,735
Gross profit	3,580	2,687	4,305	3,693	14,265
Operating income	916	53	1,610	1,127	3,706
Net income	$534	$1	$956	$644	$2,135

Earnings per common share:
Basic	$0.03	$0.00	$0.05	$0.03	$0.11
Diluted	$0.03	$0.00	$0.05	$0.03	$0.11

Weighted average number of common shares:
Basic	18,602,978	18,622,839	18,831,954	19,141,844	18,794,977
Diluted	19,317,706	19,164,767	19,202,074	19,319,000	18,947,553

15.       Accounts Receivable Allowance:

Changes to the allowance for doubtful accounts during the each of the three fiscal years ended December 31, 2005 are summarized below:

	Balance at beginning of period	Charges (Reductions) to Expense	(Write-offs) Collections	Balance at end of period
Fiscal 2003	$409,000	24,000	(86,000)	$347,000
Fiscal 2004	$347,000	(112,000)	(146,000)	$89,000
Fiscal 2005	$89,000	83,000	15,000	$187,000

16.       Concentrations of Credit Risk:

The Company’s cash is placed with major banks. The Company, in the normal course of business, maintains balances in excess of Federal insurance limits.

The Company’s primary concentration of credit risk is related to certain trade accounts receivable. In the normal course of business, the Company extends unsecured credit to its customers. In 2005 and 2004, substantially all of the Company’s customers were distributors or retailers whose sales were concentrated in the grocery industry, throughout the United States. The Company investigates a customer’s credit worthiness before extending credit. At December 31, 2005 and December 25, 2004, two customers accounted for 23% and 32% of accounts receivable, respectively.

17.         Subsequent Event:

On February 14, 2006, the Company terminated the non-binding letter of intent to acquire certain assets and liabilities of Shadewell Grove Foods, Inc., and Shadewell Grove IP, LLC, including licenses to produce and sell Mrs. Field’s® brand products. A charge of approximately $175,000 to write-off deferred acquisition costs is included in the 2005 fourth quarter results.

EXHIBIT INDEX

10.55* —	Form of Director Nonstatutory Stock Option Agreement — 2005 Equity Incentive Plan.

10.56* —	Form of Employee Incentive Stock Option Agreement — 2005 Equity Incentive Plan.

21.1 —	List of subsidiaries of Poore Brothers, Inc.

23.1 —	Consent of Deloitte & Touche LLP.

31 —	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15(d)-14(a).

32 —

Certification of Chief Executive Officer and Chief Financial Officer and Principal Accounting Officer pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* - Management compensatory plan or arrangement.