Form 10-Q
period 2006-04-01
POORE BROTHERS INC
filed 2006-05-10
CIK 944508

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended April 1, 2006

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

Yes   ☐   No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  20,099,880 as of May 1, 2006.

PART I.      FINANCIAL INFORMATION

Item 1.    Financial Statements

POORE BROTHERS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	April 1, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$9,375,348	$9,695,245
Accounts receivable, net of allowance of $224,000 in 2006 and $187,000 in 2005	6,765,957	6,671,521
Inventories	2,702,144	2,816,246
Deferred income tax asset	1,764,165	1,806,718
Other current assets	394,928	422,065
Total current assets	21,002,542	21,411,795

Property and equipment, net	9,908,040	10,109,654
Goodwill	5,986,252	5,986,252
Trademarks	4,207,032	4,207,032
Other assets	87,377	88,836
Total assets	$41,191,243	$41,803,569
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,017,457	$3,309,591
Accrued liabilities	3,313,592	3,506,332
Current portion of long-term debt	327,786	529,176
Current portion of accrued costs related to brand discontinuance and other exit cost accruals	98,400	177,424
Total current liabilities	6,757,235	7,522,523

Long-term debt, less current portion	1,668,821	1,681,432
Non-current portion of accrued costs related to brand discontinuance and other exit cost accruals	84,567	179,617
Deferred income tax liability	2,177,140	2,177,140
Total liabilities	10,687,763	11,560,712

Commitments and contingencies (Note 6)

Shareholders’ equity:
Preferred stock, $100 par value; 50,000 shares authorized; no shares issued or outstanding at April 1, 2006 and December 31, 2005	—	—
Common stock, $.01 par value; 50,000,000 shares authorized 20,088,898 and 20,077,080 shares issued and outstanding at April 1, 2006 and December 31, 2005, respectively	200,889	200,771
Additional paid-in capital	28,617,158	28,424,817
Retained earnings	1,685,433	1,617,269
Total shareholders’ equity	30,503,480	30,242,857
Total liabilities and shareholders’ equity	$41,191,243	$41,803,569

The accompanying notes are an integral part of these condensed consolidated financial statements.

POORE BROTHERS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	Quarter Ended
	April 1, 2006	March 26, 2005

Net revenues	$17,595,248	$16,556,875

Cost of revenues	14,497,539	13,169,025

Gross profit	3,097,709	3,387,850

Selling, general and administrative expenses	3,016,343	3,047,797

Operating income	81,366	340,053

Interest income, net	40,817	1,299

Income before income tax provision	122,183	341,352

Income tax provision	54,019	133,000

Net income	$68,164	$208,352

Earnings per common share:
Basic	$0.00	$0.01
Diluted	$0.00	$0.01

Weighted average number of common shares:
Basic	20,073,111	19,647,561
Diluted	20,097,237	19,854,440

The accompanying notes are an integral part of these condensed consolidated financial statements.

POORE BROTHERS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Quarter Ended
	April 1, 2006	March 26, 2005

Cash flows provided by (used in) operating activities:
Net income	$68,164	$208,352
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	311,453	301,724
Amortization	1,459	1,459
Provision for bad debts	41,547	14,731
Deferred income taxes	42,553	115,059
Share-based compensation expense	79,001	—
Amortization of deferred compensation expense	14,553	—
Loss on disposition of equipment	942	—
Change in operating assets and liabilities:
Accounts receivable	(135,983)	265,302
Inventories	114,102	(544,114)
Other assets and liabilities	(146,937)	(263,243)
Tax benefit from share-based payments	(4,540)	—
Accounts payable and accrued liabilities	(480,334)	1,116,840
Net cash provided by (used in) operating activities	(94,020)	1,216,110

Cash flows provided by (used in) investing activities:
Purchase of equipment	(110,781)	(183,700)
Net cash provided by (used in) investing activities	(110,781)	(183,700)

Cash flows provided by (used in) financing activities:
Proceeds from issuance of common stock	94,365	—
Payments made on long-term debt	(214,001)	(233,611)
Tax benefit from exercise of stock options	4,540	—
Net cash provided by (used in) financing activities	(115,096)	(233,611)
Net increase in cash and cash equivalents	(319,897)	798,799
Cash and cash equivalents at beginning of period	9,695,245	9,675,490
Cash and cash equivalents at end of period	$9,375,348	$10,474,289

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$49,475	$64,345

The accompanying notes are an integral part of these condensed consolidated financial statements.

POORE BROTHERS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.             Organization and Summary of Significant Accounting Policies:

Poore Brothers, Inc., (“the Company”) a Delaware corporation, was formed in 1995 as a holding company to acquire a potato chip manufacturing and distribution business, which had been founded by Donald and James Poore in 1986.

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

In April 2005, the Company launched its Cinnabon® brand pursuant to a license agreement with Cinnabon, Inc., the initial term of which expires in 2011. A renewal term for an additional five years exists at the end of the initial term. The Company plans to develop and sell a variety of snack products, including cookies, under the Cinnabon® brand. However, the Cinnabon® brand has not met consumer demand expectations in many channels during its 2005 introduction and the Company is determining future prospects for the brand.

In September 2005, the Company signed a licensing agreement with Panda Restaurant Group, Inc. for the development, manufacture and sale of snack food products under the Panda Express® brand name. The Company is currently determining the viability of test marketing products under the Panda Express® brand name.

Business

The Company is engaged in the development, production, marketing and distribution of innovative snack food products that are sold primarily through grocery retailers, mass merchandisers, club stores, convenience stores and vend distributors across the United States. The Company currently manufactures and sells nationally T.G.I. Friday’s® brand snacks under license from TGI Friday’s Inc. and sells nationally Cinnabon® brand snacks under license from Cinnabon, Inc., however, the Company is currently evaluating the Cinnabon® licensed products to determine their future prospects. The Company also currently (i) manufactures and sells regionally its own brands of snack food products, including Poore Brothers®, Bob’s Texas Style®, and Boulder Canyon Natural FoodsTM brand batch-fried potato chips and Tato Skins® brand potato snacks, (ii) manufactures private label potato chips for grocery retail chains in the southwest, and (iii) distributes in Arizona snack food products that are manufactured by others. The Company sells its T.G.I. Friday’s® brand and Cinnabon® licensed products to mass merchandisers, grocery, club and drug stores directly and to convenience stores and vend operators through independent distributors. The Company’s other brands are also sold through independent distributors.

Basis of Presentation

The consolidated financial statements include the accounts of Poore Brothers, Inc. and all of its wholly owned subsidiaries. All significant intercompany amounts and transactions have been eliminated. The financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all the information and footnotes required by accounting principles generally accepted in the United States of America. In the opinion of management, the consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary in order to make the consolidated financial statements not misleading. A description of the Company’s accounting policies and other financial information is included in the audited financial statements filed with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005. The results of operations for the quarter ended April 1, 2006 are not necessarily indicative of the results expected for the full year.

Earnings Per Common Share

Basic earnings per common share is computed by dividing net income by the weighted average number of shares of Common Stock outstanding during the period. Exercises of outstanding stock options or warrants are assumed to occur for purposes of calculating diluted earnings per share for periods in which their effect would not be anti-dilutive. Earnings per common share was computed as follows for the quarters ending April 1, 2006 and March 26, 2005:

	Quarter Ended
	April 1, 2006	March 26, 2005
Basic Earnings Per Common Share:
Net income	$68,164	$208,352

Weighted average number of common shares	20,073,111	19,647,561

Earnings per common share	$0.00	$0.01

Diluted Earnings Per Common Share:
Net income	$68,164	$208,352

Weighted average number of common shares	20,073,111	19,647,561
Incremental shares from assumed conversions of stock options and non-vested shares of restricted stock	24,126	206,879
Adjusted weighted average number of common shares	20,097,237	19,854,440

Earnings per common share	$0.00	$0.01

Stock Options and Stock-Based Compensation

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

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment,” which requires that compensation cost related to all share-based payment arrangements, including employee stock options, be recognized in the financial statements based on the fair value method of accounting. In addition, SFAS No. 123R requires that excess tax benefits related to share-based payment arrangements be classified as cash inflows from financing activities and cash outflows from operating activities. SFAS No. 123R is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations.

As originally permitted by SFAS 123, the Company had previously elected to apply the guidance in APB Opinion No. 25, which allowed companies to use the intrinsic value method of accounting  to measure the value of share-based payment transactions with employees. Based on this method, the Company had not previously recognized the compensation cost related to employee stock options in the financial statements as the stock options granted had an exercise price equal to the fair market value of the underlying common stock on the date of grant. Effective January 1, 2006, the Company adopted the provisions of SFAS 123R using the modified prospective application method. Accordingly, prior period amounts have not been restated. Under the modified prospective application method, the compensation cost related to the unvested portion of all awards (including stock options) granted prior to the adoption of SFAS No. 123R, and all new awards will be recognized in the financial statements over the requisite service period based on the fair value of the awards.

During the three months ended April 1, 2006 and March 26, 2005, the total share-based compensation expense from restricted stock recognized in the financial statements was $14,553 and $0, respectively. There were no share-based compensation costs which were capitalized. As of April 1, 2006, the total unrecognized costs related to non-vested restricted stock awards granted was $141,000. The Company expects to recognize such costs in the financial statements over a weighted-average period of three years.

The weighted-average grant-date fair value of all stock option awards granted during the three months ended April 1, 2006 and March 26, 2005 was $0.00 and $0.00, respectively, as there were no share-based compensation awards granted during the three months ended April 1, 2006 and March 26, 2005.

During the three months ended April 1, 2006, the adoption of SFAS 123R resulted in incremental share-based compensation expense (and a reduction of income before taxes) of $79,001. Furthermore, net income was reduced by $54,546, and both diluted and basic income per share was reduced by $0.00 per share.

Prior to January 1, 2006, the Company’s stock-based compensation plan was accounted for under the recognition and measurement provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. The Company had also adopted the disclosure-only provisions of SFAS 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure”. Accordingly, no compensation cost was previously recognized for stock option grants. The following table illustrates the effect on net income and earnings per share if the fair value method required by SFAS 123R had been applied to all outstanding and unvested awards for the quarter ended March 26, 2005, using the Black-Scholes valuation model.

March 26, 2005
Net income as reported	$208,352
Less: share-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(102,793)
Pro forma net income	$105,559
Basic income per share:
As reported	$0.01
Pro forma	$0.01
Diluted income per share:
As reported	$0.01
Pro forma	$0.01

Under the modified prospective method, awards that are granted, modified or settled after the date of adoption should be measured and accounted for in accordance with SFAS 123R. Unvested equity-classified awards that were granted prior to the effective date should continue to be accounted for in accordance with SFAS 123 except that amounts must be recognized in the income statement.

There were no option grants during the quarter ended April 1, 2006. Therefore for purposes of applying SFAS 123R, the fair value of each unvested equity-classified award that was granted prior to the effective date continues to be accounted for in accordance with SFAS 123 except that amounts must be recognized in the income statement. Under SFAS 123 the fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	April 1, 2006 (1)	March 26, 2005
Expected dividend yield	—	0%
Expected volatility	—	62%
Risk-free interest rate	—	3.15%
Expected life	—	3 years

(1) There were no stock options granted during the quarter ended April 1, 2006.

The expected dividend yield was based on the Company’s expectation of future dividend payouts. The expected volatility assumption was based on historical volatility during the time period that corresponds to the expected life of the option. The expected life (estimated period of time outstanding) of stock options granted was estimated based on expected vesting on the date the option was granted. The risk-free interest rate assumption was based on the interest rate of U.S. Treasuries on the date the option was granted.

Stock options become exercisable, based on a three year vesting schedule, in annual increments of thirty-three percent beginning one year after grant date and become fully exercisable after three years from the date of grant. Share-based compensation expense related to stock option awards is recognized on the straight-line method over the requisite service period which is approximately three years.

The following table summarizes stock option activity during the quarter ended April 1, 2006:

	Plan Options		Non-Plan Options
	Options Outstanding	Weighted Average Exercise Price	Options Outstanding	Weighted Average Exercise Price
Balance, January 1, 2006	783,333	$3.04	142,500	$3.38
Granted	—	—	—	—
Forfeited	(205,000)	3.22	(7,500)	3.60
Exercised	(38,333)	2.46	—	—
Balance, April 1, 2006	540,000	$3.01	135,000	$3.37

The table below summarizes information about stock options outstanding and exercisable at April 1, 2006:

Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$2.10 - $2.99	358,333	2.0	$2.68	298,333	$2.72
$3.08 - $3.60	266,667	1.1	$3.30	232,778	$3.27
$4.20 - $5.00	50,000	3.8	$4.79	13,334	$4.28
	675,000	1.8	$3.08	544,445	$2.99

The table below summarizes the number of exercisable options outstanding and the weighted average exercise price for the quarter ended April 1, 2006:

	Plan Options		Non-Plan Options
	Exercisable Options Outstanding	Weighted Average Exercise Price	Exercisable Options Outstanding	Weighted Average Exercise Price
April 1, 2006	444,445	$2.81	100,000	$3.77

The aggregate intrinsic value related to stock options outstanding as of April 1, 2006 was $56,850. The aggregate intrinsic value is based on the exercise price and the Company’s closing stock price of $2.80 as of April 1, 2006. The total intrinsic value of all stock option awards exercised during the three months ended April 1, 2006 was $13,033. During the three months ended April 1, 2006 and March 26, 2005, the Company received cash proceeds from the exercise of stock options of $94,366 and $0, respectively. The actual tax benefits realized for the tax deductions related to the exercise of stock options and vesting of restricted stock was $4,540 and $0, respectively.

There were no restricted stock awards granted during the three months ended April 1, 2006 and March 26, 2005. All restricted stock awards vest three years from the date of grant. Share-based compensation expense related to restricted stock awards is recognized on the straight-line method over the requisite service period, which is approximately three years.

Future vesting of restricted stock is generally subject to continued employment with the Company. The following table summarizes restricted stock activity during the three months ended April 1, 2006:

	Restricted Stock
	Shares	Weighted Grant Date Fair Value
Balance, January 1, 2006	35,353	$2.21
Granted	—	—
Vested	(8,838)	2.21
Forfeited	—	—
Balance, April 1, 2006	26,515	$2.21

2.             Accrued Liabilities:

Accrued liabilities consisted of the following as of April 1, 2006 and December 31, 2005:

	April 1, 2006	December 31, 2005
Accrued payroll and payroll taxes	$1,058,496	$1,454,697
Accrued royalties and commissions	553,359	554,434
Accrued advertising and promotion	1,653,806	1,368,929
Accrued other	47,931	128,272
	$3,313,592	$3,506,332

During the fourth quarter of 2005, the Company announced the departure of two executives and recorded charges consisting of severance and certain other personnel costs. The amount owed on these two severance agreements was $343,000 and $491,000 at April 1, 2006 and December 31, 2005, respectively, and is included in accrued payroll and payroll taxes above.

3.             Inventories:

Inventories consisted of the following as of April 1, 2006 and December 31, 2005:

	April 1, 2006	December 31, 2005
Finished goods	$1,035,514	$1,731,531
Raw materials	1,666,630	1,084,715
	$2,702,144	$2,816,246

During the first quarter of 2006 the Company reversed a $0.3 million pre-tax fourth quarter 2005 Cinnabon® branded product charge associated with slow-moving new product that was subsequently able to be sold in the first quarter of 2006.

4.             Long-Term Debt:

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

The Company has a $5.0 million Line of Credit and a $756,603 Term Loan with U.S. Bancorp (collectively, the “Credit Agreement”). The Line of Credit bears interest at the prime rate less 0.5% (7.25% at April 1, 2006) and matures on June 30, 2007. Interest is due monthly, with the outstanding principal balance due in full at the maturity date. The Term Loan bears interest at the prime rate (7.75% at April 1, 2006) and matures on July 1, 2006. Monthly principal payments of $68,782 plus interest are due under the Term Loan. At April 1, 2006, there was no outstanding balance on the Line of Credit and $0.3 million outstanding on the Term Loan.

The Credit Agreement is secured by substantially all assets of the Company. The Company’s obligations under the Credit Agreement are guaranteed by each of its subsidiaries. The agreement requires the Company to maintain compliance with certain financial covenants, including a minimum tangible net worth, a minimum fixed charge coverage ratio and a minimum current ratio. At April 1, 2006, the Company was in compliance with all covenants of the Credit Agreement.

5.             Brand Discontinuance:

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

The following table summarizes the activity of the accrued costs related to the brand discontinuance and other liabilities for the quarter ended April 1, 2006:

	Dec. 31, 2005 Accrued Expense Balance	Payments	April 1, 2006 Accrued Expense Balance
Present value of guaranteed minimum royalty payments	$357,041	$174,074	$182,967	(1)

(1)     These amounts are reflected in the Consolidated Balance Sheets as “Current and Non-current portions of accrued costs related to brand discontinuance and other exit cost accruals”. In accordance with SFAS No. 146, interest accretion was recorded for the period and future royalty payments will be made in accordance with the amended agreements.

6.             Litigation:

The Company is periodically a party to various lawsuits arising in the ordinary course of business. Management believes, based on discussions with legal counsel, that the resolution of such lawsuits, individually and in the aggregate, will not have a material adverse effect on the Company’s financial position or results of operations.

7.             Business Segments:

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

The accounting policies of the segments are the same as those described in the Summary of Significant Accounting Policies included in Note 1 to the audited financial statements filed with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005. The Company does not allocate assets, selling, general and administrative expenses, income taxes or other income and expense to its segments.

	Manufactured Products	Distributed Products	Consolidated
Quarter ended April 1, 2006
Revenues from external customers	$16,745,026	$850,221	$17,595,247
Depreciation and amortization included in segment gross profit	214,644	—	214,644
Segment gross profit	3,010,878	86,831	3,097,709
Quarter ended March 26, 2005
Revenues from external customers	15,798,936	757,939	16,556,875
Depreciation and amortization included in segment gross profit	211,381	—	211,381
Segment gross profit	$3,283,066	$104,784	$3,387,850

The following table reconciles reportable segment gross profit to the Company’s consolidated income before income tax provision.

	Quarter Ended
	April 1, 2006	March 26, 2005

Segment gross profit	$3,097,709	$3,387,850
Unallocated amounts:
Selling, general and administrative expenses	(3,016,343)	(3,047,797)
Interest income (expense), net	40,817	1,299
Income before income taxes	$122,183	$341,352

8.             Income Taxes:

The Company accounts for income taxes using a balance sheet approach whereby deferred tax assets and liabilities are determined based on the differences in financial reporting and income tax basis of assets and liabilities. The differences are measured using the income tax rate in effect during the year of measurement.

The Company experienced significant net losses in prior fiscal years resulting in a net operating loss (“NOL”) carryforward for federal income tax purposes of approximately $2.3 million at December 31, 2005. The Company’s NOL will begin to expire in varying amounts between 2010 and 2018.

Generally accepted accounting principles require that a valuation allowance be established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. Changes in valuation allowances from period to period are included in the tax provision in the period of change. In determining whether a valuation allowance is required, the Company takes into account all positive and negative evidence with regard to the utilization of a deferred tax asset including our past earnings history, expected future earnings, the character and jurisdiction of such earnings, unsettled circumstances that, if unfavorably resolved, would adversely affect utilization of a deferred tax asset, carryback and carryforward periods, and tax strategies that could potentially enhance the likelihood of realization of a deferred tax asset. The Company provides for income taxes at a rate equal to the combined federal and state effective rates, which approximated 44% under current tax rates.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q, including all documents incorporated by reference, includes “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, and Poore Brothers, Inc. (the “Company”) desires to take advantage of the “safe harbor” provisions thereof. Therefore, the Company is including this statement for the express purpose of availing itself of the protections of the safe harbor with respect to all of such forward-looking statements. In this Quarterly Report on Form 10-Q, the words “anticipates,” “believes,” “expects,” “intends,” “estimates,” “projects,” “will likely result,” “will continue,” “future” and similar terms and expressions identify forward-looking statements. The forward-looking statements in this Quarterly Report on Form 10-Q reflect the Company’s current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, including specifically the possibility that the Company will need additional financing due to future operating losses or in order to implement the Company’s business strategy, the possible diversion of management resources from the day-to-day operations of the Company as a result of strategic acquisitions, potential difficulties resulting from the integration of acquired businesses with the Company’s business, other acquisition-related risks, lack of consumer acceptance of existing and future products, dependence upon key license agreements, dependence upon major customers, significant competition, risks related to the food products industry, volatility of the market price of the Company’s common stock, par value $.01 per share (the “Common Stock”), the possible de-listing of the Common Stock from the Nasdaq SmallCap Market if the Company fails to satisfy the applicable listing criteria (including a minimum share price) in the future and those other risks and uncertainties discussed herein and in the Company’s other periodic reports filed with the Securities and Exchange Commission, that could cause actual results to differ materially from historical results or those anticipated. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this Quarterly Report on Form 10-Q will in fact transpire or prove to be accurate. Readers are cautioned to consider the specific risk factors described herein and in “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, and not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that may arise after the date hereof. All subsequent written or oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by this section.

Results of Operations

Quarter ended April 1, 2006 compared to the quarter ended March 26, 2005.

Net revenues for the first quarter of fiscal 2006 were $17.6 million, 6% above last year’s first quarter net revenues of $16.6 million. The Company’s net revenue growth was primarily attributable to T.G.I. Friday’s® snacks, Boulder Canyon Natural Foods™ snacks and Cinnabon® cookies, offset by a slight decline from Poore Brothers® snacks. Overall T.G.I. Friday’s® brand salted snack net revenue increased 2.3% versus the first quarter of 2005 to $11.6 million, or 66% of total revenue. The Company’s potato chip brands overall rose 5.2% and distributed products grew 11.5% over the prior year. Tato Skins® brand declined 33.1% the first quarter of 2005, mostly because of continued cannibalization by the T.G.I. Friday’s® brand.

Gross profit for the quarter ended April 1, 2006 was $3.1 million (or 17.6% of net revenue) compared to $3.4 million (or 20.5% of net revenue), in the same quarter of 2005. Cost of revenues increased from 81.9% of net revenues last year to 84.8% this year. This increase was due primarily to increased trade and promotional allowances, which are deducted from gross revenue, and increased freight expense due to higher fuel costs offset by a $0.3 million pre-tax reversal of a fourth quarter 2005 Cinnabon® branded product charge associated with slow-moving new product that was subsequently able to be sold in the first quarter of 2006.

Selling, general and administrative expenses were relatively flat at $3.0 million in the first quarter of 2006, as compared to 2005, and decreased from 18.4% of net revenues last year to 17.1% this year as a result of higher sales and from implementing selling, general and administrative cost reduction efforts.

Net interest income was $41,000 in the first quarter of 2006 compared to $1,300 in the first quarter of 2005 due to higher interest income earned on investments.

Net income was $0.1 million, or $0.00 per basic and diluted share, compared to net income of $0.2 million, or $0.01 per basic and diluted share last year.

Liquidity and Capital Resources

Net working capital was $14.2 million (a current ratio of 3.1:1) at April 1, 2006 and $13.9 million (a current ratio of 2.8:1) at December 31, 2005. For the quarter ended April 1, 2006, the Company used cash flow of $0.1 million from operating activities, invested $0.1 million in equipment, made $0.2 million in payments on long-term debt and realized cash flow from common stock of $0.1 million.

The Company has a $5.0 million Line of Credit and a $756,603 Term Loan with U.S. Bancorp (collectively, the “Credit Agreement”). The Line of Credit beajs interest at the prime rate less 0.5% (7.25% at April 1, 2006) and matures on June 30, 2007. Interest is due monthly, with the outstanding principal balance due in full at the maturity date. The Term Loan bears interest at the prime rate (7.75% at April 1, 2006) and matures on July 1, 2006. Monthly principal payments of $68,782 plus interest are due under the Term Loan. At April 1, 2006, there was no outstanding balance on the Line of Credit and $0.3 million outstanding on the Term Loan.

The Credit Agreement is secured by substantially all assets of the Company. The Company’s obligations under the Credit Agreement are guaranteed by each of its subsidiaries. The agreement requires the Company to maintain compliance with certain financial covenants, including a minimum tangible net worth, a minimum fixed charge coverage ratio and a minimum current ratio. At April 1, 2006, the Company was in compliance with all covenants of the Credit Agreement.

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

Contractual Obligations

The Company’s future contractual obligations consist principally of long-term debt, operating leases, minimum commitments regarding third party warehouse operations services, remaining minimum royalty payments due licensors pursuant to brand licensing agreements and severance charges to terminated executives. As of April 1, 2006 there have been no material changes to the Company’s contractual obligations since its December 31, 2005 fiscal year end, other than scheduled payments. Under the amendments to the license agreements with Warner Bros. Consumer Products, the remaining minimum royalty payments will continue to be due throughout the remaining term of the agreements. The Company currently has no material marketing or capital expenditure commitments.

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

Allowance for Doubtful Accounts. The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The allowance for doubtful accounts was $224,000 at April 1, 2006 and $187,000 at December 31, 2005, respectively.

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

Advertising and Promotional Expenses and Trade Spending. The Company expenses production costs of advertising the first time the advertising takes place, except for cooperative advertising costs which are expensed when the related sales are recognized. Costs associated with obtaining shelf space (i.e., “slotting fees”) are expensed in the period in which such costs are incurred by the Company. Anytime the Company offers consideration (cash or credit) as a trade advertising or promotional allowance to a purchaser of products at any point along the distribution chain, the amount is accrued and recorded as a reduction in revenue. Any marketing programs that deal directly with the consumer are recorded in selling, general and administrative expenses. Anticipated expenses are estimated based on historical experience with similar programs and require management judgment with respect to estimating customer participation and performance levels. Differences between estimated expenses and actual incentive costs are normally insignificant and are recognized in earnings in the period such differences are determined.

Income Taxes. The Company has been profitable since 1999; however, it experienced significant net losses in prior fiscal years resulting in a net operating loss (“NOL”) carryforward for federal income tax purposes of approximately $2.3 million at December 31, 2005. Generally accepted accounting principles require that the Company record a valuation allowance against the deferred tax asset associated with this NOL if it is “more likely than not” that the Company will not be able to utilize it to offset future taxes.

Stock-Based Compensation. On January 1, 2006, we adopted Statement of Financial Accounting Standards (SFAS) 123R, “Share-Based Payment”, under the modified prospective method. Under SFAS 123R, actual tax benefits recognized in excess of tax benefits previously established upon grant are reported as a financing cash inflow. Prior to adoption, such excess tax benefits were reported as an increase to operating cash flows. We account for our stock options under the fair value method of accounting using a Black-Scholes valuation model to measure stock option fair values at the date of grant. All stock option grants have a 5-year term. The fair value of stock option grants is amortized to expense over the vesting period, generally three years for employees and one year for the Board of Directors.

The above listing is not intended to be a comprehensive list of all of the Company’s accounting policies. In many cases the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles, with no need for management’s judgment in their application. See the Company’s audited financial statements for the fiscal year ended December 31, 2005 and the notes thereto included in the Company’s Annual Report on Form 10-K with respect to such period, which contain a description of the Company’s accounting policies and other disclosures required by accounting standards generally accepted in the United States of America.

New Accounting Policies

Effective January 1, 2006 the Company began expensing the fair value of stock options issued to conform to SFAS No. 123R, “Share-Based Payment.”  The Company uses the modified prospective method upon adoption of SFAS 123R. Unvested stock options granted prior to the effective date continue to be accounted for in accordance with SFAS 123, except that respective compensation expense amounts are now recognized in the consolidated income statement as the options vest. As a result of the adoption of SFAS 123R, the compensation expense that we would have recognized in 2005 relating to stock options would have approximated the pro forma compensation expense described in Note 1 of the consolidated financial statements appearing elsewhere in this Form 10-Q. As of April 1, 2006, the amount of unrecognized compensation expense to be recognized in future periods, in accordance with SFAS 123R, is approximately $148,000. This expected compensation expense does not reflect any new grants, or modifications to existing grants, that could occur in the future. In the future, the Company will expense the fair value of newly granted stock options issued to conform to SFAS 123R.

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

The Company also has interest rate risk with respect to interest expense on variable rate debt, with rates based upon changes in the prime rate. Therefore, the Company has an exposure to changes in those rates. At April 1, 2006, the Company had $0.3 million of variable rate debt outstanding. A hypothetical 10% adverse change in weighted average interest rates during fiscal 2006 would have had minimal impact on both the Company’s net earnings and cash flows. This variable rate debt matures on July 1, 2006.

The Company’s primary concentration of credit risk is related to certain trade accounts receivable. In the normal course of business, the Company extends unsecured credit to its customers. Substantially all of the Company’s customers are distributors or retailers whose sales are concentrated in the grocery industry, throughout the United States. The Company investigates a customer’s credit worthiness before extending credit. Two customers (Wal*Mart and Vistar) accounted for approximately 28% of the Company’s net revenues for the quarter ended April 1, 2006 and for approximately 22% of the Company’s accounts receivable balance at the end of the quarter.

Item 4. Controls and Procedures

(a)           Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of its Chief Executive Officer (currently acting as both the principal executive and principal financial officer), evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer concluded that the Company’s disclosure controls and procedures as of the end of the period covered by this report have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms.

(b)           Change in Internal Control over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Company’s Chief Executive Officer (currently acting as both the principal executive and principal financial officer) does not expect that the Company’s internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of internal controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that internal controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Part II.   Other Information

Item 1.    Legal Proceedings

The Company is periodically a party to various lawsuits arising in the ordinary course of business. Management believes, based on discussions with legal counsel, that the resolution of such lawsuits, individually and in the aggregate, will not have a material adverse effect on the Company’s financial position or results of operations.

Item 1A. Risk Factors

During the quarter ended April 1, 2006, there were no material changes from the risk factors as previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Submission of Matters to a Vote of Security Holders

None.

Item 5.    Other Information

The Company has been leasing office space in central Phoenix, Arizona for several years dating back prior to 2002, for a monthly payment of $1,000 (the “Prior Lease”). To obtain additional space in the same building, on May 8, 2006, the Company entered into an Assignment and Assumption of Lease with B.G. Associates, Inc. to assume B.G. Associates, Inc.’s obligations under a lease agreement with REG Phoenix, LLC (together with the Prior Lease, the “Lease”). REG Phoenix, LLC consented to the Assignment and Assumption of Lease. Pursuant to the Lease, the Company now leases approximately 5,800 square feet in the building for a monthly payment of $11,500. The lease term is through January 31, 2011, and the lease may be renewed at the Company’s option for an additional five year term. The Company plans to move its management headquarters to this building.

Item 6.    Exhibits

(a)           Exhibits

10.1 —	Assignment and Assumption of Lease by and between B.G. Associates, Inc. and Poore Brothers, Inc. dated May 8, 2006.

31.1 —	Certification of Chief Executive Officer and Chief Financial Officer pursuant to
Rule 13a-14(a) or Rule 15(d)-14(a).

32.1 —	Certification of Chief Executive Officer and Chief Financial Officer pursuant to
Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 10, 2006	POORE BROTHERS, INC.

	By:	/s/ Eric J. Kufel
Eric J. Kufel
Chief Executive Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

10.1 —	Assignment and Assumption of Lease by and between B.G. Associates, Inc. and Poore Brothers, Inc. dated May 8, 2006.

31.1 —	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15(d)-14(a).

32.1 —	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.