Form 10-Q
period 2006-07-01
INVENTURE GROUP, INC.
filed 2006-08-15
CIK 944508

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended July 1, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from to

Commission File Number: 1-14556

THE INVENTURE GROUP, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	86-0786101
(State or Other Jurisdiction of Incorporation or	(I.R.S. Employer
Organization)	Identification No.)

5050 N. 40th St. Suite #300, Phoenix, Arizona	85018
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code:  (623) 932-6200

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

Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  20,114,195 as of July 1, 2006.

PART I.         FINANCIAL INFORMATION

Item 1.    Financial Statements

THE INVENTURE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	July 1,	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$11,454,731	$9,695,245
Accounts receivable, net of allowance of $165,000 in 2006 and $187,000 in 2005	6,244,853	6,671,521
Inventories	2,861,753	2,816,246
Deferred income tax asset	1,463,820	1,806,718
Other current assets	360,013	422,065
Total current assets	22,385,170	21,411,795

Property and equipment, net	9,679,102	10,109,654
Goodwill	5,986,252	5,986,252
Trademarks	4,207,032	4,207,032
Other assets	86,586	88,836
Total assets	$42,344,142	$41,803,569

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,583,232	$3,309,591
Accrued liabilities	3,524,240	3,506,332
Current portion of long-term debt	53,855	529,176
Current portion of accrued costs related to brand discontinuance and other exit cost accruals	98,400	177,424
Total current liabilities	7,259,727	7,522,523

Long-term debt, less current portion	1,655,923	1,681,432
Non-current portion of accrued costs related to brand discontinuance and other exit cost accruals	86,854	179,617
Deferred income tax liability	2,177,140	2,177,140
Total liabilities	11,179,644	11,560,712

Commitments and contingencies (Note 6)

Shareholders’ equity:
Preferred stock, $100 par value; 50,000 shares authorized; no shares issued or outstanding at July 1, 2006 and December 31, 2005	—	—
Common stock, $.01 par value; 50,000,000 shares authorized 20,114,195 and 20,077,080 shares issued and outstanding at July 1, 2006 and December 31, 2005, respectively	201,142	200,771
Additional paid-in capital	28,734,938	28,424,817
Retained earnings	2,228,418	1,617,269
Total shareholders’ equity	31,164,498	30,242,857
Total liabilities and shareholders’ equity	$42,344,142	$41,803,569

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE INVENTURE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	Quarter Ended		Six Months Ended
	July 1,	June 25,	July 1,	June 25,
	2006	2005	2006	2005

Net revenues	$18,497,664	$23,133,522	$36,092,912	$39,690,397

Cost of revenues	14,797,005	17,263,665	29,294,543	30,432,690

Gross profit	3,700,659	5,869,857	6,798,369	9,257,707

Selling, general and administrative expenses	2,870,876	3,594,891	5,887,219	6,642,688

Operating income	829,783	2,274,966	911,150	2,615,019
Interest income (expense), net	62,781	24,431	103,598	25,730

Income before income tax provision	892,564	2,299,397	1,014,748	2,640,749

Income tax provision	(349,581)	(892,310)	(403,600)	(1,025,310)

Net income	$542,983	$1,407,087	$611,148	$1,615,439

Earnings per common share:
Basic	$0.03	$0.07	$0.03	$0.08
Diluted	$0.03	$0.07	$0.03	$0.08

Weighted average number of common shares:
Basic	20,106,027	19,681,902	20,090,551	19,664,731
Diluted	20,124,950	19,841,862	20,127,382	19,824,190

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE INVENTURE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended
	July 1, 2006	June 25, 2005

Cash flows provided by operating activities:
Net income	$611,148	$1,615,439
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	623,463	604,525
Amortization	2,918	2,918
Provision for bad debts	34,665	42,056
Deferred income taxes	342,898	792,623
Share-based compensation expense	121,770	—
Amortization of deferred compensation expense	29,108	—
Loss on disposition of equipment	153	5,699
Tax benefit from exercise of stock options	—	104,232
Change in operating assets and liabilities:
Accounts receivable	392,003	(2,511,660)
Inventories	(45,507)	(271,415)
Other assets and liabilities	(101,487)	(206,809)
Tax benefit from share-based payments	(8,916)	—
Accounts payable and accrued liabilities	291,549	3,171,615
Net cash provided by operating activities	2,293,765	3,349,223

Cash flows used in investing activities:
Purchase of equipment	(197,563)	(278,035)
Proceeds from sale of fixed assets	4,500	5,050
Net cash used in investing activities	(193,063)	(272,985)

Cash flows used in financing activities:
Proceeds from issuance of common stock	150,698	135,238
Payments made on long-term debt	(500,830)	(467,462)
Tax benefit from exercise of stock options	8,916	—
Net cash used in financing activities	(341,216)	(332,224)
Net increase in cash and cash equivalents	1,759,486	2,744,014
Cash and cash equivalents at beginning of period	9,695,245	9,675,490
Cash and cash equivalents at end of period	$11,454,731	$12,419,504

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$107,446	$97,519

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE INVENTURE GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.              Organization and Summary of Significant Accounting Policies:

The Inventure Group, Inc., (“the Company”) a Delaware corporation, was formed in 1995 as a holding company to acquire a potato chip manufacturing and distribution business, which had been founded by Donald and James Poore in 1986.  The Company changed its name from Poore Brothers, Inc. to The Inventure Group, Inc. on April 10, 2006.

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

In June 2003, the Company launched its Crunch Toons® brand potato snacks, initially featuring characters pursuant to a multi-year license agreement with Warner Bros. Consumer Products.  The Company decided to discontinue the brand in June 2004 and ceased using its license agreements with Warner Bros. Consumer Products.  Future minimum payments remain related to this discontinuance, as disclosed in Note 5 “Brand Discontinuance”.

In April 2005, the Company launched its Cinnabon® brand pursuant to a license agreement with Cinnabon, Inc.  However, the Cinnabon® brand products did not meet consumer demand expectations in many channels and the Company is considering terminating the agreement as disclosed in Note 9 “Special Events”.

In September 2005, the Company signed a licensing agreement with Panda Restaurant Group, Inc. for the development, manufacture and sale of snack food products under the Panda Express® brand name.  The Company is currently determining the viability of test marketing products under the Panda Express® brand name.

Business

The Company is engaged in the development, production, marketing and distribution of innovative snack food products that are sold primarily through grocery retailers, mass merchandisers, club stores, convenience stores and vend distributors across the United States.  The Company currently manufactures and sells nationally T.G.I. Friday’s® brand snacks under license from TGI Friday’s Inc., in addition to distributing Braids and pretzels.  The Company also currently (i) manufactures and sells regionally its own brands of snack food products, including Poore Brothers®, Bob’s Texas Style®, and Boulder Canyon Natural FoodsTM brand batch-fried potato chips and Tato Skins® brand potato snacks, (ii) manufactures private label potato chips for grocery retail chains in the southwest, and (iii) distributes in Arizona snack food products that are manufactured by others.  The Company sells its T.G.I. Friday’s® brand products to mass merchandisers, grocery, club and drug stores directly and to convenience stores and vend operators through independent distributors.  The Company’s other brands are also sold through independent distributors.

Basis of Presentation

The condensed consolidated financial statements include the accounts of The Inventure Group, Inc. and all of its wholly owned subsidiaries.  All significant intercompany amounts and transactions have been eliminated.  The financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all the information and footnotes required by accounting principles generally accepted in the United States of America.  In the opinion of management, the condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary in order to make the condensed consolidated financial statements not misleading.  A description of the Company’s accounting policies and other financial information is included in the audited financial statements filed with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.  The results of operations for the quarter and six months ended July 1, 2006 are not necessarily indicative of the results expected for the full year.

Earnings Per Common Share

Basic earnings per common share is computed by dividing net income by the weighted average number of shares of Common Stock outstanding during the period.  Exercises of outstanding stock options are assumed to occur for purposes of calculating diluted earnings per share for periods in which their effect would not be anti-dilutive.  Earnings per common share was computed as follows for the quarters and six months ending July 1, 2006 and June 25, 2005:

	Quarter Ended		Six Months Ended
	July 1, 2006	June 25, 2005	July 1, 2006	June 25, 2005

Basic Earnings Per Share:
Net income	$542,983	$1,407,087	$611,148	$1,615,439
Weighted average number of common shares	20,106,027	19,681,902	20,090,551	19,664,731
Earnings per common share	$0.03	$0 .07	$0.03	$0.08

Diluted Earnings Per Share:
Net Income	$542,983	$1,407,087	$611,148	$1,615,439

Weighted average number of common shares	20,106,027	19,681,902	20,090,551	19,664,731
Incremental shares from assumed conversions-Stock options	18,923	159,960	36,831	159,459
Adjusted weighted average number of common shares	20,124,950	19,841,862	20,127,382	19,824,190
Earnings per common share	$0.03	$0.07	$0.03	$0.08

Stock Options and Stock-Based Compensation

The Company’s 1995 Stock Option Plan (the “1995 Plan”), as amended, provided for the issuance of options to purchase 3,500,000 shares of Common Stock.  The options granted pursuant to the 1995 Plan expire over a five-year period and generally vest over three years.  In addition to options granted under the 1995 Plan, the Company also issued non-qualified options (non-plan options) to purchase Common Stock to certain Directors and Officers which are exercisable and expire either five or ten years from date of grant.  All options are issued at an exercise price of fair market value at the date of grant and are non-compensatory.  The 1995 Plan expired in May 2005 and was replaced by the Inventure Group, Inc. 2005 Equity Incentive Plan (the “2005 Plan”) as described below.

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

During the six months ended July 1, 2006 and June 25, 2005, the total share-based compensation expense from restricted stock recognized in the financial statements was $29,108 and $0, respectively. There were no share-based compensation costs which were capitalized.  As of July 1, 2006, the total unrecognized costs related to non-vested restricted stock awards granted was $126,133.  The Company expects to recognize such costs in the financial statements over a weighted-average period of three years.

During the six months ended July 1, 2006 and June 25, 2005, the total share-based compensation expense from vested options recognized in the financial statements was $121,770 and $0, respectively. There were no share-based compensation costs which were capitalized.  As of July 1, 2006, the total unrecognized costs related to non-vested options granted were $312,317.  The Company expects to recognize such costs in the financial statements over a weighted-average period of approximately three years.  The weighted-average grant-date fair value of all stock option awards granted during the six months ended July 1, 2006 was approximately $1.08.

During the six months ended July 1, 2006, the adoption of SFAS 123R resulted in incremental share-based compensation expense (and a reduction of income before taxes) of $121,770. Furthermore, net income was reduced by $74,280, and both diluted and basic net income per share was not reduced.

Prior to January 1, 2006, the Company’s stock-based compensation plan was accounted for under the recognition and measurement provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations.  The Company had also adopted the disclosure-only provisions of SFAS 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure”.  Accordingly, no compensation cost was previously recognized for stock option grants.  The following table illustrates the effect on net income and earnings per share if the fair value method required by SFAS 123R had been applied to all outstanding and unvested awards for the quarter and six months ended June 25, 2005, using the Black-Scholes valuation model.

	Quarter Ended	Six Months Ended
	June 25, 2005	June 25, 2005

Net income as reported	$1,407,087	$1,615,439
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(58,764)	(123,466)
Pro forma net income (loss)	$1,348,323	$1,491,973

Under the modified prospective method, awards that are granted, modified or settled after the date of adoption should be measured and accounted for in accordance with SFAS 123R.

For purposes of applying SFAS 123R, the fair value of each stock option award that was granted prior to the effective date continues to be accounted for in accordance with SFAS 123 except that amounts must be recognized in the income statement.  The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Period Ended	Period Ended
	July 1, 2006	June 25, 2005
Expected dividend yield	0%	0%
Expected volatility	50%	62%
Risk-free interest rate	5.16%	3.15%
Expected life – Employees Options	2.4 years	3 years
Expected life – Board of Directors Options	1.4 years	3 years

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

Stock options become exercisable, based on a three-year vesting schedule, in annual increments of thirty-three percent beginning one year after grant date and become fully exercisable after three years from the date of grant. Share-based compensation expense related to stock option awards is recognized on the straight-line method over the requisite service period.

The following table summarizes stock option activity during the six months ended July 1, 2006:

	Plan Options		Non-Plan Options
	Options Outstanding	Weighted Average Exercise Price	Options Outstanding	Weighted Average Exercise Price
Balance, January 1, 2006	783,333	$3.04	142,500	$3.38
Granted	—	—	—	—
Forfeited	(205,000)	3.22	(7,500)	3.60
Exercised	(38,333)	2.46	—	—
Balance, April 1, 2006	540,000	$3.01	135,000	$3.37
Granted	422,000	2.81	—	—
Forfeited	(86,667)	3.16	—	—
Exercised	(23,333)	2.41	—	—
Balance, July 1, 2006	852,000	$2.91	135,000	$3.37

The table below summarizes information about stock options outstanding and exercisable at July 1, 2006:

Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$2.10 - $2.99	727,000	3.5	$2.75	245,000	$2.71
$3.08 - $3.60	210,000	0.9	$3.31	201,667	3.31
$4.20 - $5.00	50,000	3.5	$4.79	13,334	4.28
	987,000	3.0	$2.97	460,001	$3.02

The table below summarizes the number of exercisable options outstanding and the weighted average exercise price as of July 1, 2006:

	Plan Options		Non-Plan Options
	Exercisable Options Outstanding	Weighted Average Exercise Price	Exercisable Options Outstanding	Weighted Average Exercise Price
July 1, 2006	370,001	$2.57	90,000	$4.85

During the six months ended July 1, 2006 and June 25, 2005, the Company received cash proceeds from the exercise of stock options of $150,698 and $135,238, respectively. The actual tax benefits realized for the tax deductions related to the exercise of stock options and vesting of restricted stock was $8,916 and $104,232, respectively.

There were no restricted stock awards granted during the six months ended July 1, 2006 and June 25, 2005.  All restricted stock awards vest three years from the date of grant. Share-based compensation expense related to restricted stock awards is recognized on the straight-line method over the requisite service period, which is approximately three years.

Future vesting of restricted stock is generally subject to continued employment with the Company. The following table summarizes restricted stock activity during the six months ended July 1, 2006:

	Restricted Stock
	Shares	Weighted Grant Date Fair Value
Balance, January 1, 2006	35,353	$2.21
Granted	—	—
Vested	(10,802)	2.21
Forfeited	—	—
Balance, July 1, 2006	24,551	$2.21

2.     Accrued Liabilities:

Accrued liabilities consisted of the following as of July 1, 2006 and December 31, 2005:

	July 1, 2006	December 31, 2005
Accrued payroll and payroll taxes	$1,111,163	$1,454,697
Accrued royalties and commissions.	570,109	554,434
Accrued advertising and promotion	1,510,675	1,368,929
Accrued other	332,293	128,272
	$3,524,240	$3,506,332

During the fourth quarter of 2005, the Company announced the departure of two executives and recorded charges consisting of severance and certain other personnel costs.  The amount owed on these two severance agreements was $204,678 and $491,000 at July 1, 2006 and December 31, 2005, respectively, and is included in accrued payroll and payroll taxes above.

3.              Inventories:

Inventories consisted of the following as of July 1, 2006 and December 31, 2005:

	July 1, 2006	December 31, 2005
Finished goods	$1,714,826	$1,731,531
Raw materials	1,146,927	1,084,715
	$2,861,753	$2,816,246

During the first quarter of 2006 the Company reversed a $0.3 million pre-tax fourth quarter 2005 Cinnabon® branded product charge associated with slow-moving new product that was subsequently able to be sold in the first quarter of 2006.

4.              Long-Term Debt:

The Company’s Goodyear, Arizona manufacturing and distribution facility is subject to a $1.7 million mortgage loan from Morgan Guaranty Trust Company of New York, bears interest at 9.03% per annum and is secured by the building and the land on which it is located.  The loan matures on July 1, 2012; however, monthly principal and interest installments of $16,825 are determined on a twenty-year amortization period.

The Company has a $5.0 million Line of Credit and had a Term Loan with U.S. Bancorp (collectively, the “Credit Agreement”).  The Line of Credit bears interest at the prime rate less 0.5% (7.75% at July 1, 2006) and matures on June 30, 2007.  Interest is due monthly, with the outstanding principal balance due in full at the maturity date.  At July 1, 2006, there was no outstanding balance on the Line of Credit and the Term Loan was paid in full.

The Credit Agreement is secured by substantially all assets of the Company.  The Company’s obligations under the Credit Agreement are guaranteed by each of its subsidiaries.  The agreement requires the Company to maintain compliance with certain financial covenants, including a minimum tangible net worth, a minimum fixed charge coverage ratio and a minimum current ratio.  At July 1, 2006, the Company was in compliance with all of the financial covenants except for the minimum fixed charge coverage ratio.  U.S. Bancorp has waived the compliance shortfall on this ratio and is in the process of modifying the calculation of this ratio to provide a more accurate representation of the Company’s financial condition.  With this modification, the Company would be in compliance with the ratio.  At July 1, 2006, there was no outstanding balance on the Line of Credit or the Term Loan to U.S. Bancorp, therefore there were no payments that could be accelerated under the current U.S. Bancorp Credit Agreement.  The Company will be undergoing the process of obtaining a renewal on the line of credit that matures on June 30, 2007.

5.     Brand Discontinuance:

On June 11, 2004, the Company discontinued its Crunch Toons® brand.  The Company negotiated amendments to its license agreements with Warner Bros. Consumer Products pursuant to which the Agreements will remain in effect, but will become non-exclusive.  However, because the Company ceased using the Crunch Toons® brand in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, the Company recorded a liability for the estimated fair value of the remaining guaranteed future minimum payments under the agreements by computing the present value of the future cash payments.  The following table summarizes the activity of the accrued costs related to the brand discontinuance and other liabilities for the quarter ended July 1, 2006:

	April 1, 2006 Accrued Expense Balance	Accreted Interest/ (Payments)	July 1, 2006 Accrued Expense Balance
Present value of guaranteed minimum royalty payments	$182,967	$2,287	$185,254	(1)

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

On May 26, 2006, the Company received a Notice of Intent to Sue Under California Proposition 65 from the Environmental Law Foundation (ELF).  This notice was made to the California Attorney General and various other government officials, and to 24 companies including The Inventure Group, Inc. who ELF alleges manufactured, distributed or sold potato chips, crisps and strings that contain acrylamide without providing a clear and reasonable warning to consumers.  Other companies named in the notification include Albertsons, Safeway, Kroger, Costco, Birds Eye and Trader Joe’s. Under California law, proper notice must be made to the State and involved firms at least 60 days before any suit under Proposition 65 may be filed by private litigants like ELF.  The 60-day period expired on July 24, 2006.  On August 8, 2006, ELF filed a complaint against the Company and others in the Superior Court of California for the County of Los Angeles containing allegations similar to those contained in the notice.

7.              Business Segments:

The Company’s operations consist of two segments: manufactured products and distributed products.  The manufactured products segment produces snack food products, for sale primarily to snack food distributors and retailers.  The distributed products segment sells snack food products manufactured by other companies to the Company’s Arizona snack food distributors.  The Company’s reportable segments offer different products and services.  All of the Company’s revenues are attributable to external customers in the United States and Canada and all of its assets are located in the United States.

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

	Manufactured Products	Distributed Products	Consolidated
Quarter ended July 1, 2006	$17,640,428	$857,236	$18,497,664
Net revenues from external customers
Depreciation and amortization in segment gross profit	216,578	—	216,578
Segment gross profit	3,576,480	124,179	3,700,659

Quarter ended June 25, 2005
Net revenues from external customers	$22,318,110	$815,412	$23,133,522
Depreciation and amortization in segment gross profit	211,831	—	211,831
Segment gross profit	5,749,360	120,497	5,869,857

Six months ended July 1, 2006
Net revenues from external customers	$34,385,454	$1,707,457	$36,092,911
Depreciation and amortization in segment gross profit	431,221	—	431,221
Segment gross profit	6,587,358	211,011	6,798,369

Six months ended June 25, 2005
Net revenues from external customers	$38,117,046	$1,573,351	$39,690,397
Depreciation and amortization in segment gross profit	423,212	—	423,212
Segment gross profit	9,032,426	225,281	9,257,707

The following table reconciles reportable segment gross profit to the Company’s consolidated income before income tax provision.

	Quarter Ended		Six Months Ended
	July 1, 2006	June 25, 2005	July 1, 2006	June 25, 2005

Segment gross profit	$3,700,659	$5,869,857	$6,798,369	$9,257,707
Unallocated amounts:
Selling, general and administrative expenses	2,870,876	3,594,891	5,887,219	6,642,688
Interest income (expense), net	62,781	24,431	103,598	25,730
Income before income tax provision	$892,564	$2,299,397	$1,014,748	$2,640,749

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

Generally accepted accounting principles require that a valuation allowance be established when it is more likely than not that all or a portion of a deferred tax asset will not be realized.  Changes in valuation allowances from period to period are included in the tax provision in the period of change.  In determining whether a valuation allowance is required, the Company takes into account all positive and negative evidence with regard to the utilization of a deferred tax asset including our past earnings history, expected future earnings, the character and jurisdiction of such earnings, unsettled circumstances that, if unfavorably resolved, would adversely affect utilization of a deferred tax asset, carryback and carryforward periods, and tax strategies that could potentially enhance the likelihood of realization of a deferred tax asset.  The Company provides for income taxes at a rate equal to the combined federal and state effective rates, which approximated 40% under current tax rates.

In June 2006, the FASB issued FIN No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109.” This interpretation clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” This statement sets forth criteria to recognize, derecognize, and measure benefits related to income taxes and establishes disclosure requirements pertaining to uncertainty in income tax assets and liabilities. SFAS No. 109 becomes effective for the Company beginning January 1, 2007. We are still assessing the impact of the adoption of FIN No. 48. However, we do not expect FIN No. 48 to have a material effect on our consolidated financial statements.

9.        Special Events:

  The Company is considering terminating its agreement with Cinnabon®.  In April 2005, the Company launched its Cinnabon® brand pursuant to a license agreement with Cinnabon, Inc.  However, the Cinnabon® brand products did not meet consumer demand expectations in many channels.  Net revenues of Cinnabon® product were $0.5 million for the six months ended July 1, 2006, compared to last year’s second quarter Cinnabon® product net revenues of $2.5 million.  In addition, during 2006, a $0.3 million pre-tax reversal of a fourth quarter 2005 Cinnabon® branded product charge resulted.  This reversal was associated with identified slow-moving new product at 2005 that was subsequently able to be sold in the first quarter of 2006.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q, including all documents incorporated by reference, includes “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, and The Inventure Group, Inc. (the “Company”) desires to take advantage of the “safe harbor” provisions thereof.  Therefore, the Company is including this statement for the express purpose of availing itself of the protections of the safe harbor with respect to all of such forward-looking statements.  In this Quarterly Report on Form 10-Q, the words “anticipates,” “believes,” “expects,” “intends,” “estimates,” “projects,” “will likely result,” “will continue,” “future” and similar terms and expressions identify forward-looking statements.  The forward-looking statements in this Quarterly Report on Form 10-Q reflect the Company’s current views with respect to future events and financial performance.  These forward-looking statements are subject to certain risks and uncertainties, including specifically the possibility that the Company will need additional financing due to future operating losses or in order to implement the Company’s business strategy, the possible diversion of management resources from the day-to-day operations of the Company as a result of strategic acquisitions, potential difficulties resulting from the integration of acquired businesses with the Company’s business, other acquisition-related risks, lack of consumer acceptance of existing and future products, dependence upon key license agreements, dependence upon major customers, significant competition, risks related to the food products industry, volatility of the market price of the Company’s common stock, par value $.01 per share (the “Common Stock”), the possible de-listing of the Common Stock from the Nasdaq Capital Market if the Company fails to satisfy the applicable listing criteria (including a minimum share price) in the future and those other risks and uncertainties discussed herein and in the Company’s other periodic reports filed with the Securities and Exchange Commission, that could cause actual results to differ materially from historical results or those anticipated.  In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this Quarterly Report on Form 10-Q will in fact transpire or prove to be accurate.  Readers are cautioned to consider the specific risk factors described herein and in “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, and not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof.  The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that may arise after the date hereof.  All subsequent written or oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by this section.

Results of Operations

Quarter ended July 1, 2006 compared to the quarter ended June 25, 2005.

Net revenues for the second quarter of fiscal 2006 were $18.5 million, compared to last year’s second quarter net revenues of $23.1 million.  The Company’s net revenue decline was primarily attributable to a major introductory promotional launch in April 2005 of Cinnabon® branded product.  The Cinnabon® cookie line proved to be unsuccessful and, as such, sales did not repeat in 2006 to the levels of 2005.  Additionally, T.G.I. Friday’s® brand salted snack net revenue, currently representing 65% of total net revenue, declined 10% in the second quarter of fiscal 2006 as compared to 2005.  We expected this decline, which resulted from our greater discipline on new product and trade promotion processes and our conscious decision to repair or exit unprofitable customer relationships.  In the second half of 2006 we anticipate test marketing several new T.G.I. Friday’s® snack brand products.  This focus on the quantity and quality of promotion activity coupled with exiting unprofitable customers also resulted in an overall net revenue decline for our potato chip brands of 9.5%.  Net revenue from distributed products, however, grew 4.6% over the prior year. Net revenue generated by our Tato Skins® brand net revenues declined 22.6% in the second quarter of 2006 compared to last year’s second quarter net revenues, mostly because of continued cannibalization by the T.G.I. Friday’s® brand and less promotional activity on the brand.

Gross profit for the quarter ended July 1, 2006 was $3.7 million (or 20.0% of net revenue) compared to $5.9 million (or 25.4% of net revenue), in the same quarter of 2005.  Cost of revenues increased from 74.6% of net revenues last year to 80.0% this year.  In last year’s second quarter, the Company’s Cinnabon® brand launch occurred.  Excluding the gross profit of approximately $1.3 million on the Company’s Cinnabon® brand launch in

2005, gross profit would have been approximately $4.6 million, or 22.4% of net revenue.  The remaining increase in cost of revenues is primarily due to higher freight costs.

Selling, general and administrative expenses for the quarter ended July 1, 2006 were $2.9 million, or 15.5% of net revenues for the second quarter of 2006 compared to $3.6 million, or 15.5% of net revenues in the same quarter of 2005 as a result of our selling, general and administrative cost reduction efforts.

Net interest income was $63,000 in the second quarter of 2006 compared to $24,000 in the second quarter of 2005 due to higher interest income earned on cash and cash equivalents and improved working capital.

Net income was $0.5 million, or $0.03 per basic and diluted share, compared to net income of $1.4 million, or $0.07 per basic and diluted share last year.

Six months ended July 1, 2006 compared to the six months ended June 25, 2005

For the six months ended July 1, 2006 net revenue decreased 9% to $36.1 million, compared with net revenue of $39.7 million in the first half of the previous year.  Most of the decrease came from factors described above regarding the Cinnabon® product launch, with the potato chip products decreasing 3%, and distributed products up 8%.  We are preparing to test market several new products in the second half of the year, including new T.G.I. Friday’s® brand products, new Boulder Canyon Natural Foods® products and new Poore Brothers® brand products, some of which will be “better-for-you” items.

Gross profit for the six months ended July 1, 2006 was $6.8 million, or 18.8% of net revenues, compared to $9.3 million, or 23.3% of net revenues for the six months ended June 25, 2005.  Excluding the gross profit of approximately $1.3 million on the Company’s Cinnabon® brand launch in 2005, gross profit margins would have been approximately 21.6% for the six months ended June 25, 2005. The remaining increase in cost of revenues is primarily due to higher freight costs offset by a $0.3 million pre-tax reversal of a fourth quarter 2005 Cinnabon® branded product charge associated with slow-moving new product that was subsequently able to be sold in the first quarter of 2006.

Selling, general and administrative expenses decreased to $5.9 million, or 16.3% of net revenues for the six months ended July 1, 2006 from $6.6 million, or 16.7% of net revenues, for the six months ended June 25, 2005 as a result of our concentrated efforts on cost reduction.

Net interest income was $103,598 in the first half of 2006 compared to net interest income of $25,730 in the first half of 2005 due to higher interest rates and more operating cash.  The Company’s effective income tax rate was approximately 40% in 2006 and 39% in 2005.

Net income for the six months ended July 1, 2006 was $0.6 million, or $0.03 per basic and diluted share, compared with net income of $1.6 million, or $0.08 per basic and diluted share, in the prior-year period.

Liquidity and Capital Resources

Net working capital was $15.1 million (a current ratio of 3.1:1) at July1, 2006 and $13.9 million (a current ratio of 2.8:1) at December 31, 2005.  For the six months ended July 1, 2006, the Company provided cash flow from operating activities of $2.3 million, invested $0.2 million in equipment, made $0.5 million in payments on long-term debt and realized cash flow from common stock option exercises of $0.2 million.

The Company has a $5.0 million Line of Credit and had a Term Loan with U.S. Bancorp (collectively, the “Credit Agreement”).  The Line of Credit bears interest at the prime rate less 0.5% (7.75% at July 1, 2006) and matures on June 30, 2007.  Interest is due monthly, with the outstanding principal balance due in full at the maturity date.  At July 1, 2006, there was no outstanding balance on the Line of Credit and the Term Loan was paid in full.

The Credit Agreement is secured by substantially all assets of the Company.  The Company’s obligations under the Credit Agreement are guaranteed by each of its subsidiaries.  The agreement requires the Company to maintain compliance with certain financial covenants, including a minimum tangible net worth, a minimum fixed charge coverage ratio and a minimum current ratio.  At July 1, 2006, the Company was in compliance with all of the financial covenants except for the minimum fixed charge coverage ratio.  U.S. Bancorp has waived the compliance shortfall on this ratio and is in the process of modifying the calculation of this ratio to provide a more accurate representation of the Company’s financial condition.  With this modification, the Company would be in compliance with the ratio.  At July 1, 2006, there was no outstanding balance on the Line of Credit or the Term Loan to U.S. Bancorp, therefore there were no payments that could be accelerated under the current U.S. Bancorp Credit Agreement.  The Company will be undergoing the process of obtaining a renewal on the line of credit that matures on June 30, 2007.

The Company’s Goodyear, Arizona manufacturing and distribution facility is subject to a $1.7 million mortgage loan from Morgan Guaranty Trust Company of New York, bears interest at 9.03% per annum and is secured by the building and the land on which it is located.  The loan matures on July 1, 2012; however, monthly principal and interest installments of $16,825 are determined on a twenty-year amortization period.

Contractual Obligations

The Company’s future contractual obligations consist principally of long-term debt, operating leases, minimum commitments regarding third party warehouse operations services, remaining minimum royalty payments due licensors pursuant to brand licensing agreements and severance charges to terminated executives.  As of July 1, 2006 there have been no material changes to the Company’s contractual obligations since its December 31, 2005 fiscal year end, other than scheduled payments and the descriptive paragraph below regarding the leasing of additional space for its corporate headquarters.  Under the amendments to the license agreements with Warner Bros. Consumer Products, the remaining minimum royalty payments will continue to be due throughout the remaining term of the agreements.  The Company currently has no material marketing or capital expenditure commitments.

The Company has been leasing office space in central Phoenix, Arizona for several years dating back prior to 2002, for a monthly payment of $1,000 (the “Prior Lease”).  To obtain additional space in the same building, on May 8, 2006, the Company entered into an Assignment and Assumption of Lease with B.G. Associates, Inc. to assume B.G. Associates, Inc.’s obligations under a lease agreement with REG Phoenix, LLC (together with the Prior Lease, the “Lease”).  REG Phoenix, LLC consented to the Assignment and Assumption of Lease.  Pursuant to the Lease, the Company now leases approximately 5,800 square feet in the building for a monthly payment of $11,500.  The lease term is through January 31, 2011, and the lease may be renewed at the Company’s option for an additional five year term.  The Company officially moved its headquarters to this building effective July 5, 2006.

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

Critical Accounting Policies and Estimates

Critical accounting policies are both important to the portrayal of the Company’s financial condition and results and require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.  The Company believes that the following accounting policies fit this definition:

Allowance for Doubtful Accounts.  The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments.  If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.  The allowance for doubtful accounts was $165,000 at July 1, 2006 and $187,000 at December 31, 2005, respectively.

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

New Accounting Policies

In June 2006, the FASB issued FIN No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109.” This interpretation clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” This statement sets forth criteria to recognize, derecognize, and measure benefits related to income taxes and establishes disclosure requirements pertaining to uncertainty in income tax assets and liabilities. SFAS No. 109 becomes effective for the Company beginning January 1, 2007. We are still assessing the impact of the adoption of FIN No. 48. However, we do not expect FIN No. 48 to have a material effect on our consolidated financial statements.

The Company will expense the fair value of newly granted stock options issued to conform to SFAS 123R.  See Note 1.

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

The Company has no interest rate risk with respect to interest expense on variable rate debt.

The Company’s primary concentration of credit risk is related to certain trade accounts receivable.  In the normal course of business, the Company extends unsecured credit to its customers.  Substantially all of the Company’s customers are distributors or retailers whose sales are concentrated in the grocery industry, throughout the United States.  The Company investigates a customer’s credit worthiness before extending credit.  Two customers (Wal*Mart and Vistar) accounted for approximately 33% of the Company’s net revenues for the quarter ended July 1, 2006 and for approximately 19% of the Company’s accounts receivable balance at the end of the quarter.

Item 4.  Controls and Procedures

(a)                                  Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of its Chief Executive Officer (as of July 1, 2006, acting as both the principal executive and principal financial officer), evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer concluded that the Company’s disclosure controls and procedures as of the end of the period covered by this report have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms.

(b)                                  Change in Internal Control over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Company’s Chief Executive Officer (as of July 1, 2006 acting as both the principal executive and principal financial officer) does not expect that the Company’s internal controls will prevent all errors and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of internal controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that internal controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Part II.   Other Information

Item 1.    Legal Proceedings

The Company is periodically a party to various lawsuits arising in the ordinary course of business.  Management believes, based on discussions with legal counsel, that the resolution of such lawsuits, individually and in the aggregate, will not have a material adverse effect on the Company’s financial position or results of operations.

On May 26, 2006, the Company received a Notice of Intent to Sue Under California Proposition 65 from the Environmental Law Foundation (ELF).  This notice was made to the California Attorney General and various other government officials, and to 24 companies including The Inventure Group who ELF alleges manufactured, distributed or sold potato chips, crisps and strings that contain acrylamide without providing a clear and reasonable warning to consumers.  Other companies named in the notification include Albertsons, Safeway, Kroger, Costco, Birds Eye and Trader Joe’s. Under California law, proper notice must be made to the State and involved firms at least 60 days before any suit under Proposition 65 may be filed by private litigants like ELF.  The 60-day period expired on July 24, 2006.  On August 8, 2006, ELF filed a complaint against the Company and others in the Superior Court of California for the County of Los Angeles containing allegations similar to those contained in the notice.

Item 1A. Risk Factors

During the quarter ended July 1, 2006, there were no material changes from the risk factors as previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Submission of Matters to a Vote of Security Holders

(a)                                  The annual Meeting of Shareholders of the Company (the “Meeting”) was held on May 23, 2006.

(b)                                 Proxies for the Meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.  There was no solicitation in opposition to Management’s nominees as listed in the proxy statement and all of such nominees were elected.

(c)                                  At the Meeting, the Company’s shareholders voted upon the election of five directors of the Company.  Management’s nominees were Messrs. Larry Polhill, Ashton Asensio, F. Phillips Giltner, III, Mark S. Howells and Eric J. Kufel.  There were no other nominees.  The following are the respective numbers of votes cast “for” and “withheld” with respect to each nominee.

Name of Nominee	Votes Cast For	Votes Withheld
Larry R. Polhill	17,675,637	514,628
Ashton Asensio	17,834,196	356,069
F. Phillips Giltner, III	17,606,338	583,927
Mark S. Howells	17,655,492	534,773
Eric J. Kufel	17,856,374	333,891

(d)                                 At the Meeting, the Company’s shareholders voted to approve an amendment to the Poore Brothers, Inc. 2005 Equity Incentive Plan (the “Plan”) to increase the number of shares of common stock authorized for issuance under the Plan by 500,000.  The purpose of the Plan is to enable the Company to motivate, attract and retain employees and to align the personal interests of employees with the interests of stockholders of the Company through equity participation.  The following are the respective number of votes cast “for”, “against” and “abstaining”:

Votes for:	8,330,016
Votes against:	3,953,760
Votes abstaining:	14,285

(e)                                  At the Meeting, the Company’s shareholders voted to approve an amendment to the Company’s Certificate of Incorporation to change the name of the Company from Poore Brothers, Inc. to The Inventure Group, Inc.   The following are the respective number of votes cast “for”, “against” and “abstaining”:

Votes for:	17,973,178
Votes against:	200,991
Votes abstaining:	16,095

Item 5.    Other Information

The Company has been leasing office space in central Phoenix, Arizona for several years dating back prior to 2002, for a monthly payment of $1,000 (the “Prior Lease”).  To obtain additional space in the same building, on May 8, 2006, the Company entered into an Assignment and Assumption of Lease with B.G. Associates, Inc. to assume B.G. Associates, Inc.’s obligations under a lease agreement with REG Phoenix, LLC (together with the Prior Lease, the “Lease”).  REG Phoenix, LLC consented to the Assignment and Assumption of Lease.  Pursuant to the Lease, the Company now leases approximately 5,800 square feet in the building for a monthly payment of $11,500.  The lease term is through January 31, 2011, and the lease may be renewed at the Company’s option for an additional five year term.  The Company officially moved its headquarters to this building effective July 5, 2006.

Item 6.    Exhibits

(a)           Exhibits:

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

Dated:	August 15, 2006	THE INVENTURE GROUP, INC.

		By:	/s/ Eric J. Kufel
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