Form 10-Q
period 2006-09-30
INVENTURE GROUP, INC.
filed 2006-11-13
CIK 944508

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2006

OR

☐               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from         to

Commission File Number: 1-14556

THE INVENTURE GROUP, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	86-0786101
(State or Other Jurisdiction of Incorporation or	(I.R.S. Employer
Organization)	Identification No.)

5050 N. 40th St., Suite 300, Phoenix, Arizona	85018
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code:  (623) 932-6200

Indicate by check whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes  ☒   No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer   ☐                 Accelerated filer   ☐                           Non-accelerated filer   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  19,505,400 as of September 30, 2006.

PART I. FINANCIAL INFORMATION

Item 1.                          Financial Statements

THE INVENTURE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	September 30,	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$9,353,735	$9,695,245
Accounts receivable, net of allowance of $156,000 in 2006 and $187,000 in 2005	6,183,388	6,671,521
Inventories	2,753,140	2,816,246
Deferred income tax asset	1,267,778	1,806,718
Other current assets	924,174	422,065
Total current assets	20,482,215	21,411,795

Property and equipment, net	9,447,656	10,109,654
Goodwill	5,986,252	5,986,252
Trademarks	4,207,032	4,207,032
Other assets	82,732	88,836
Total assets	$40,205,887	$41,803,569
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,602,618	$3,309,591
Accrued liabilities	3,360,268	3,506,332
Current portion of long-term debt	51,031	529,176
Current portion of accrued costs related to brand discontinuance and other exit cost accruals	98,400	177,424
Total current liabilities	6,112,317	7,522,523

Long-term debt, less current portion	1,642,732	1,681,432
Non-current portion of accrued costs related to brand discontinuance and other exit cost accruals	89,141	179,617
Deferred income tax liability	2,177,140	2,177,140
Total liabilities	10,021,330	11,560,712

Commitments and contingencies (Note 6)

Shareholders’ equity:
Preferred stock, $100 par value; 50,000 shares authorized; no shares issued or outstanding at September 30, 2006 and December 31, 2005	—	—
Common stock, $.01 par value; 50,000,000 shares authorized 20,106,140 and 20,077,080 shares issued and outstanding at September 30, 2006 and December 31, 2005, respectively	201,061	200,771
Additional paid-in capital	28,784,114	28,424,817
Retained earnings	2,557,843	1,617,269
	31,543,018	30,242,857
Less: repurchased common stock, at cost: 600,740 shares at September 30, 2006 and no shares at December 31, 2005, respectively	(1,358,461)	—
Total shareholders’ equity	30,184,557	30,242,857
Total liabilities and shareholders’ equity	$40,205,887	$41,803,569

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE INVENTURE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	Quarter Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
	2006	2005	2006	2005

Net revenues	$17,576,141	$18,625,985	$53,669,053	$58,316,381

Cost of revenues	13,929,567	16,095,991	43,224,109	46,528,681

(Gain) on sale of equipment	—	(194,359)	—	(194,359)

Gross profit	3,646,574	2,724,353	10,444,944	11,982,059

Selling, general and administrative expenses	3,166,404	3,233,188	9,053,623	9,875,876

Operating income (loss)	480,170	(508,835)	1,391,321	2,106,183
Interest income, net	73,356	68,998	176,953	94,728

Income (loss) before income tax provision	553,526	(439,837)	1,568,274	2,200,911

Income tax (provision) benefit	(224,100)	171,302	(627,700)	(854,008)

Net income (loss)	$329,426	$(268,535)	$940,574	$1,346,903
Earnings (loss) per common share:
Basic	$0.02	$(0.01)	$0.05	$0.07
Diluted	$0.02	$(0.01)	$0.05	$0.07

Weighted average number of common shares:
Basic	19,505,400	19,842,862	19,489,637	19,728,863
Diluted	19,625,173	19,842,862	19,595,364	20,018,528

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE INVENTURE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended
	September 30, 2006	October 1, 2005

Cash flows provided by operating activities:
Net income	$940,574	$1,346,903
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	937,616	906,296
Amortization	4,376	4,377
Provision for bad debts	28,965	55,277
Deferred income taxes	538,940	259,567
Share-based compensation expense	153,992	—
Amortization of deferred compensation expense	45,862	4,851
Loss on disposition of equipment	22,056	(174,476)
Tax benefit from exercise of stock options	(8,916)	175,928
Change in operating assets and liabilities:
Accounts receivable	459,168	(647,736)
Inventories	63,106	(825,925)
Other assets and liabilities	(669,881)	(597,305)
Accounts payable and accrued liabilities	(853,037)	1,489,005
Net cash provided by operating activities	1,662,821	1,996,762

Cash flows used in investing activities:
Purchase of equipment	(302,174)	(386,819)
Proceeds from sale of fixed assets	4,500	280,050
Net cash used in investing activities	(297,674)	(106,769)

Cash flows used in financing activities:
Proceeds from issuance of common stock	159,733	253,734
Increase in treasury stock	(1,358,461)	—
Payments made on long-term debt	(516,845)	(772,218)
Tax benefit from exercise of stock options	8,916	—
Net cash used in financing activities	(1,706,657)	(518,484)
Net increase (decrease) in cash and cash equivalents	(341,510)	1,371,509
Cash and cash equivalents at beginning of period	9,695,245	9,675,490
Cash and cash equivalents at end of period	$9,353,735	$11,046,999

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$136,302	$97,519
Cash paid during the period for taxes	—	—

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

The Company manufactures, markets, sells and distributes its own branded products, in addition to non-branded products consisting of private label products and products sold under third-party brands. Private label products are sold to retailers or distributors using their controlled brand. Third-party brands consist of products manufactured and sold pursuant to license agreements we have signed with other branded companies.  As we sign new licensing agreements we determine their viability by test marketing products under the third-party branded name.

In October 2000, the Company launched its T.G.I. Friday’s® brand salted snacks pursuant to a license agreement with TGI Friday’s Inc., which expires in 2014, representing approximately 67% of total net revenue.

In June 2003, the Company launched its Crunch Toons® brand potato snacks, initially featuring characters pursuant to a multi-year license agreement with Warner Bros. Consumer Products.  The Company decided to discontinue the brand in June 2004 and ceased using its license agreements with Warner Bros. Consumer Products.  Future minimum royalty payments remain related to this discontinuance, as disclosed in Note 5 “Brand Discontinuance”.

In April 2005, the Company launched its Cinnabon® brand pursuant to a license agreement with Cinnabon, Inc.  We have decided the Cinnabon® brand license does not currently fit into our strategic plan and therefore the Company is terminating the agreement as disclosed in Note 9 “Special Events”.

Business

The Company is engaged in the development, production, marketing and distribution of innovative snack food products that are sold primarily through grocery retailers, mass merchandisers, club stores, convenience stores and vend distributors across the United States.  The Company currently manufactures and sells nationally T.G.I. Friday’s® brand snacks under license from TGI Friday’s Inc., in addition to distributing Braids and pretzels.  The Company also currently (i) manufactures and sells its own brands of snack food products, including Poore Brothers®, Bob’s Texas Style®, and Boulder Canyon Natural FoodsTM brand batch-fried potato chips and Tato Skins® brand potato snacks, (ii) manufactures private label potato chips for grocery retail chains in the southwest, and (iii) distributes in Arizona snack food products that are manufactured by others.  The Company sells its T.G.I. Friday’s® brand products to mass merchandisers, grocery, club and drug stores directly and to convenience stores and vend operators through independent distributors.  The Company’s other brands are also sold through independent distributors.

Basis of Presentation

The condensed consolidated financial statements include the accounts of The Inventure Group, Inc. and all of its wholly owned subsidiaries.  All significant intercompany amounts and transactions have been eliminated.  The financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all the information and footnotes required by accounting principles generally accepted in the United States of America.  In the opinion of management, the condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary in order to make the condensed consolidated financial statements not misleading.  A description of the Company’s accounting policies and other financial information is included in the audited financial statements filed with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.  The results of operations for the quarter and nine months ended September 1, 2006 are not necessarily indicative of the results expected for the full year.  In 2005, we had an additional week of results (53rd) week.  Our fiscal year ends on the last Saturday of each December, resulting in an additional week of results every five or six years.  In these condensed consolidated financial statements, the additional week of results occurred in the third quarter of 2005.

Earnings Per Common Share

Basic earnings per common share is computed by dividing net income by the weighted average number of shares of Common Stock outstanding during the period.  Exercises of outstanding stock options are assumed to occur for purposes of calculating diluted earnings per share for periods in which their effect would not be anti-dilutive.  Earnings per common share was computed as follows for the quarters and nine months ending September 30, 2006 and October 1, 2005:

	Quarter Ended		Nine Months Ended
	Sept. 30, 2006	October 1, 2005	Sept. 30, 2006	October 1, 2005

Basic Earnings (Loss) Per Share:
Net income (loss)	$329,426	$(268,535)	$940,574	$1,346,903
Weighted average number of common shares	19,505,400	19,842,862	19,489,637	19,728,863
Earnings (loss) per common share	$0.02	$(0.01)	$0.05	$0.07

Diluted Earnings (Loss) Per Share:
Net Income (loss)	$329,426	$(268,535)	$940,574	$1,346,903

Weighted average number of common shares	19,505,400	19,842,862	19,489,637	19,728,863
Incremental shares from assumed conversions-Stock options	119,773	—	105,727	289,665
Adjusted weighted average number of common shares	19,625,173	19,842,862	19,595,364	20,018,528
Earnings (loss) per common share	$0.02	$(0.01)	$0.05	$0.07

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

During the nine months ended September 30, 2006 and October 1, 2005, the total share-based compensation expense from restricted stock recognized in the financial statements was $45,862 and $4,851, respectively. There were no share-based compensation costs which were capitalized.  As of September 30, 2006, the total unrecognized costs related to non-vested restricted stock awards granted was $135,780.  The Company expects to recognize such costs in the financial statements over a weighted-average period of three years.

During the nine months ended September 30, 2006 and October 1, 2005, the total share-based compensation expense from vested options recognized in the financial statements was $153,992 and $0, respectively. There were no share-based compensation costs which were capitalized.  As of September 30, 2006, the total unrecognized costs related to non-vested options granted were $266,796.  The Company expects to recognize such costs in the financial statements over a weighted-average period of approximately three years.  The weighted-average grant-date fair value of all stock option awards granted during the nine months ended September 30, 2006 was approximately $0.80 per share.

During the nine months ended September 30, 2006, the adoption of SFAS 123R resulted in incremental share-based compensation expense (and a reduction of income before taxes) of $153,992. Furthermore, net income was reduced by approximately $93,000, and both diluted and basic net income per share was not reduced.

Prior to January 1, 2006, the Company’s stock-based compensation plan was accounted for under the recognition and measurement provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations.  The Company had also adopted the disclosure-only provisions of SFAS 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure”.  Accordingly, no compensation cost was previously recognized for stock option grants.  The following table illustrates the effect on net income and earnings per share if the fair value method required by SFAS 123R had been applied to all outstanding and unvested awards for the quarter and nine months ended October 1, 2005, using the Black-Scholes valuation model.

	Quarter Ended	Nine Months Ended
	October 1, 2005	October 1, 2005

Net income (loss) as reported	$(268,535)	$1,346,903
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(51,733)	(172,982)
Pro forma net income (loss)	$(320,268)	$1,173,921

Under the modified prospective method, awards that are granted, modified or settled after the date of adoption should be measured and accounted for in accordance with SFAS 123R.

For purposes of applying SFAS 123R, the fair value of each stock option award that was granted prior to the effective date continues to be accounted for in accordance with SFAS 123 except that amounts must be recognized in the income statement.  The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions for the nine month periods ended:

	September 30, 2006	October 1, 2005
Expected dividend yield	0%	0%
Expected volatility	50%	62%
Risk-free interest rate	5.16%	3.15%
Expected life — Employees Options	3 years	3 years
Expected life — Board of Directors Options	3 years	3 years

The expected dividend yield was based on the Company’s expectation of future dividend payouts. The volatility assumption was based on historical volatility during the time period that corresponds to the expected life of the option. The expected life (estimated period of time outstanding) of stock options granted was estimated based on historical exercise activity. The risk-free interest rate assumption was based on the interest rate of U.S. Treasuries on the date the option was granted.

Stock options become exercisable, based on a three-year vesting schedule, in annual increments of thirty-three percent beginning one year after grant date and become fully exercisable after three years from the date of grant. Share-based compensation expense related to stock option awards is recognized on the straight-line method over the requisite service period.

The following table summarizes stock option activity during the nine months ended September 30, 2006:

	Plan Options		Non-Plan Options
	Options Outstanding	Weighted Average Exercise Price	Options Outstanding	Weighted Average Exercise Price
Balance, January 1, 2006	783,333	$3.04	142,500	$3.38
Granted	—	—	—	—
Forfeited	(205,000)	3.22	(7,500)	3.60
Exercised	(38,333)	2.46	—	—
Balance, April 1, 2006	540,000	$3.01	135,000	$3.37
Granted	422,000	2.81	—	—
Forfeited	(86,667)	3.16	—	—
Exercised	(23,333)	2.41	—	—
Balance, July 1, 2006	852,000	$2.91	135,000	$3.37
Granted	60,000	2.32	—	—
Forfeited	(120,000)	3.29	(25,000)	3.08
Exercised	—	—	—	—
Balance, September 30, 2006	792,000	$2.81	110,000	$3.43

The table below summarizes information about stock options outstanding and exercisable at September 30, 2006:

Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$2.10 - $2.99	762,000	3.4	$2.71	315,000	$2.61
$3.08 - $3.60	110,000	1.3	$3.49	101,667	3.50
$4.20 - $5.00	30,000	3.6	$4.91	21,667	4.92
	902,000	3.2	$2.88	438,334	$2.93

The table below summarizes the number of exercisable options outstanding and the weighted average exercise price as of September 30, 2006:

	Plan Options		Non-Plan Options
	Exercisable Options Outstanding	Weighted Average Exercise Price	Exercisable Options Outstanding	Weighted Average Exercise Price
September 30, 2006	338,334	$2.74	100,000	$3.60

During the nine months ended September 30, 2006 and October 1, 2005, the Company received cash proceeds from the exercise of stock options of $159,733 and $253,734, respectively. The actual tax benefits realized for the tax deductions related to the exercise of stock options was $8,916 and $175,928, respectively.

On July 26, 2006, the Company issued 12,000 shares of restricted stock under the Company’s 2005 Equity Incentive Plan, subject to vesting in equal annual installments over three years.  The restricted stock was valued at the fair market value of the Company’s common stock on the date of grant, and the resulting deferred compensation expense of $26,520 will be amortized over the vesting period.  All restricted stock awards vest three years from the date of grant. Share-based compensation expense related to restricted stock awards is recognized on the straight-line method over the requisite service period, which is approximately three years.

Future vesting of restricted stock is generally subject to continued employment with the Company. The following table summarizes restricted stock activity during the nine months ended September 30, 2006:

	Restricted Stock
	Shares	Weighted Grant Date Fair Value
Balance, January 1, 2006	35,353	$2.21
Granted	—	—
Vested	(10,802)	2.21
Forfeited	—	—
Balance, July 1, 2006	24,551	$2.21
Granted	12,000.76
Vested	(3,945)	(1.84)
Forfeited	—	—
Balance, September 30, 2006	32,606	$1.72

2.     Accrued Liabilities:

Accrued liabilities consisted of the following as of September 30, 2006 and December 31, 2005:

	September 30, 2006	December 31, 2005
Accrued payroll and payroll taxes	$1,059,743	$1,454,697
Accrued royalties and commissions	529,202	554,434
Accrued advertising and promotion	1,241,810	1,368,929
Accrued other	529,513	128,272
	$3,360,268	$3,506,332

During the fourth quarter of 2005, the Company announced the departure of two executives and recorded charges consisting of severance and certain other personnel costs.  The amount owed on these severance agreements was $74,000 and $491,000 at September 30, 2006 and December 31, 2005, respectively, and is included in accrued payroll and payroll taxes above.

3.              Inventories:

Inventories consisted of the following as of September 30, 2006 and December 31, 2005:

	September 30, 2006	December 31, 2005
Finished goods	$1,559,476	$1,731,531
Raw materials	1,193,664	1,084,715
	$2,753,140	$2,816,246

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

The Company has a $5.0 million Line of Credit and had a Term Loan with U.S. Bancorp (collectively, the “Credit Agreement”).  The Line of Credit bears interest at the prime rate less 0.5% (7.75% at September 30, 2006) and matures on June 30, 2008.  Interest is due monthly, with the outstanding principal balance due in full at the maturity date.  At September 30, 2006, there was no outstanding balance on the Line of Credit and the Term Loan was paid in full in June 2006.

The Credit Agreement is secured by substantially all assets of the Company.  The Company’s obligations under the Credit Agreement are guaranteed by each of its subsidiaries.  The agreement requires the Company to maintain compliance with certain financial covenants, including a minimum tangible net worth, a minimum fixed charge coverage ratio and a minimum current ratio.  At September 30, 2006, the Company was in compliance with all of the financial covenants.

5.              Brand Discontinuance:

On June 11, 2004, the Company discontinued its Crunch Toons® brand.  The Company negotiated amendments to its license agreements with Warner Bros. Consumer Products pursuant to which the Agreements will remain in effect, but will become non-exclusive.  However, because the Company ceased using the Crunch Toons® brand in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, the Company recorded a liability for the estimated fair value of the remaining guaranteed future minimum payments under the agreements by computing the present value of the future cash payments.  The following table summarizes the activity of the accrued costs related to the brand discontinuance and other liabilities for the quarter ended September 30, 2006:

	July 1, 2006 Accrued Expense Balance	Accreted Interest/ (Payments)	Sept. 30, 2006 Accrued Expense Balance
Present value of guaranteed minimum royalty payments	$185,254	$2,287	$187,541	(1)

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

The Inventure Group, Inc. is one of eight companies sued by the Environmental Law Foundation in August, 2006 in the Superior Court for the State of California for the County of Los Angeles by the Attorney General of the State of California for alleged violations of California Proposition 65.  California Proposition 65 is a state law that, in part, requires companies to warn California residents if a product contains chemicals listed within the statute. The plaintiff seeks injunctive relief and penalties but has made no specific demands. We intend to vigorously defend this suit.

7.              Business Segments:

The Company’s operations consist of two segments: manufactured products and distributed products.  The manufactured products segment produces snack food products, for sale primarily to snack food distributors and retailers.  The distributed products segment sells snack food products manufactured by other companies to the Company’s Arizona snack food distributors.  The Company’s reportable segments offer different products and services.  All of the Company’s revenues are attributable to external customers in the United States and Canada and all of its assets are located in the United States.  All long-lived, assets, trademarks, and goodwill are associated exclusively with the Company’s manufactured products segment with no such assets being allocated to the distributed products segment.  The Company does not allocate selling, general and administrative expenses, income taxes or other income and expense to its segments.

The accounting policies of the segments are the same as those described in the Summary of Significant Accounting Policies included in Note 1 to the audited financial statements filed with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

	Manufactured Products	Distributed Products	Consolidated
Quarter ended September 30, 2006	$17,018,387	$557,754	$17,576,141
Net revenues from external customers
Depreciation and amortization in segment gross profit	216,923	—	216,923
Segment gross profit	3,598,491	48,083	3,646,574

Quarter ended October 1, 2005
Net revenues from external customers	$17,716,891	$909,094	$18,625,985
Depreciation and amortization in segment gross profit	208,229	—	208,229
Gain on sale of equipment	194,359	—	194,359
Segment gross profit	2,571,843	152,510	2,724,353

Nine months ended September 30, 2006
Net revenues from external customers	$51,403,843	$2,265,210	$53,669,053
Depreciation and amortization in segment gross profit	648,144	—	648,144
Segment gross profit	10,185,850	259,094	10,444,944

Nine months ended October 1, 2005
Net revenues from external customers	$55,833,936	$2,482,445	$58,316,381
Depreciation and amortization in segment gross profit	631,441	—	631,441
Gain on sale of equipment	194,359	—	194,359
Segment gross profit	11,604,268	377,791	11,982,059

The following table reconciles reportable segment gross profit to the Company’s consolidated income before income tax provision.

	Quarter Ended		Nine Months Ended
	Sept. 30, 2006	October 1, 2005	Sept. 30, 2006	October 1, 2005

Segment gross profit	$3,646,574	$2,724,353	$10,444,944	$11,982,059
Unallocated amounts:
Selling, general and administrativeexpenses	(3,166,404)	(3,233,188)	(9,053,623)	(9,875,876)
Interest income (expense), net	73,356	68,998	176,953	94,728
Income before income tax provision	$553,526	$(439,837)	$1,568,274	$2,200,911

8.              Income Taxes:

The Company accounts for income taxes using a balance sheet approach whereby deferred tax assets and liabilities are determined based on the differences in financial reporting and income tax basis of assets and liabilities.  The differences are measured using the income tax rate in effect during the year of measurement.

The Company experienced significant net losses in prior fiscal years resulting in a net operating loss (“NOL”) carryforward for federal income tax purposes of approximately $2.4 million at December 31, 2005.  The Company’s NOL will begin to expire in varying amounts between 2010 and 2020.

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

In June 2006, the FASB issued FIN No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109.” This interpretation clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” This statement sets forth criteria to recognize, derecognize, and measure benefits related to income taxes and establishes disclosure requirements pertaining to uncertainty in income tax assets and liabilities.  FIN No. 48 becomes effective for the Company beginning January 1, 2007. We are assessing the impact of the adoption of FIN No. 48 and are evaluating the impact that it will have on our financial condition, results of operations and cash flows.

9.              Special Events:

The Company has terminated its agreement and license to sell product under the Cinnabon® brand effective November 8, 2006.  In April 2005, the Company launched its Cinnabon® brand pursuant to a license agreement with Cinnabon, Inc.  However, we have decided the Cinnabon® brand license does not currently fit into our strategic plan and, as such, the agreement has been terminated.  Net revenues of Cinnabon® product were $0.5 million for the nine months ended September, 2006, compared to last year’s Cinnabon® product net revenues of $2.6 million for the comparative nine month period in 2005.  In addition, during the first quarter of 2006 the Company recognized a $0.3 million pre-tax reversal of a fourth quarter 2005 Cinnabon® branded product charge.  This reversal was associated with identified slow-moving new product at December 31, 2005 that was subsequently able to be sold in the first quarter of 2006.  There are no additional costs or contingencies in exiting the relationship with Cinnabon, Inc. and no inventories of raw materials or finished goods exist.

On November 8, 2006, the Company entered into a Purchase and Sale Agreement with Lincoln Estates, LLC, the landlord of the Company’s 140,000 square foot facility located on 15 acres of land in Bluffton, Indiana, approximately 20 miles south of Ft. Wayne, Indiana.  Under the agreement, the Company agrees to purchase this facility for a purchase price equal to $3 million at an expected closing to be held on or before December 15, 2006, upon the Company’s satisfactory review of a preliminary title report, due diligence and property inspections.  The Company’s Board of Directors identified the transaction as a related party transaction because Larry Polhill, a Director of the Company, owns 50% of Capital Foods LLC, which is the largest single shareholder of the Company and an affiliate of Lincoln Estates, LLC.  The transaction was reviewed and unanimously approved by the Board, including all of the Company’s disinterested Directors.

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

Results of Operations

Quarter ended September 30, 2006 compared to the quarter ended October 1, 2005 (See reference to our 53rd week calendar in Note 1 “Organization and Summary of Significant Accounting Policies — Basis of Presentation”).

Net revenues for the third quarter of fiscal 2006 were $17.6 million, compared to last year’s third quarter net revenues of $18.6 million.  Third quarter 2005 net revenues included an extra week of revenue.  Normalizing revenue to account for the additional week, the Company delivered modest net revenue growth despite significantly decreasing its promotional spending.  This growth was due to increased base business on the Company’s potato chip brands and several new T.G.I. Friday’s® brand snack customers.  T.G.I. Friday’s® brand salted snack net revenue, currently representing 67% of total net revenue for the quarter, had an overall decline of 5% in the third quarter of fiscal 2006 as compared to 2005.  Normalizing revenue to account for the additional week, the Company delivered modest net revenue growth in its T.G.I. Friday’s® brand, as referred to above, by doing business with several new T.G.I. Friday’s® brand snack customers including Home Depot and several large Canadian retailers.   We anticipate test marketing several new T.G.I. Friday’s® snack brand products during the remainder of the year.  Although net revenue from distributed products declined $0.3 million in the third quarter of 2006, compared to last year’s third quarter, the decline was partially offset by $0.2 million of added contract manufacturing revenue that began in the third quarter of 2006 in order to leverage our excess capacity.  In addition, net revenue generated by our Tato Skins® brand increased 4% in the third quarter of 2006 compared to last year’s third quarter net revenues.

Gross profit for the quarter ended September 30, 2006 was $3.6 million (or 20.7% of net revenue) compared to $2.7 million (or 14.6% of net revenue), in the same quarter of 2005.  Excluding a gain on sale of equipment that occurred in the third quarter of 2005 of $0.2 million, gross profit margins would have been approximately 13.6% of net revenue for the nine months ended October 1, 2005.  The very substantial improvement in gross profit dollars and percentage during the third quarter of 2006 was attributable to significantly lower promotional spending activity, in addition to a modest improvement in freight costs as compared to the same quarter of 2005.

Total selling, general and administrative expenses were flat comparing the third quarter of 2006 to 2005.  Selling, general and administrative expenses for the quarter ended September 30, 2006 were $3.2 million, or 18.0% of net revenues compared to $3.2 million, or 17.4% of net revenues in the same quarter of 2005.

Net interest income was $73,000 in the third quarter of 2006 compared to $69,000 in the third quarter of 2005 due to higher interest rates on cash and cash equivalents.

Net income was $0.3 million, or $0.02 per basic and diluted share, compared to a net loss of $(0.3) million, or $(0.01) per basic and diluted share last year.  Excluding the gain on sale of equipment that occurred in the third quarter of 2005, the net loss would have been $(0.4) million or $(0.02) per basic and diluted share last year.

Nine months ended September 30, 2006 compared to the nine months ended October 1, 2005 (See reference to our 53rd week calendar in Note 1 “Organization and Summary of Significant Accounting Policies — Basis of Presentation”).

For the nine months ended September 30, 2006 net revenue decreased 8.0% to $53.7 million, compared with net revenue of $58.3 million for the respective nine months of the previous year.  Most of the decrease came from lower than expected results from our Cinnabon® brand products (See Note 9 “Special Events”), with the potato chip products decreasing 2.6%, and T.G.I. Friday’s® brand salted snack net revenue declining 5.5%.  We expected this decline, which resulted from our continued discipline on new product and trade promotion processes and our conscious decisions to repair or exit unprofitable customer relationships.  We are about to begin test marketing several new products, including: new T.G.I. Friday’s® brand products such as Pizza chips and a new version of  Quesadilla snack chips; new Boulder Canyon Natural FoodsTM products such as Spinach and Artichoke flavor chips; and new Poore Brothers® brand products such as Sweet Maui Onion and Three Cheese Jalapeno, in addition to introducing some products that will be “better-for-you” items.  We continue to conduct product development work on all brands and are contemplating several new licensing opportunities.  We have also added a contract manufacturing customer, to leverage our excess capacity, and we expect to grow our contract manufacturing base.

Gross profit for the nine months ended September 30, 2006 was $10.4 million (or 19.5% of net revenue), compared to $12.0 million (or 20.5% of net revenue), in the same period of 2005.  Excluding a gain on sale of equipment that occurred in the third quarter of 2005 of $0.2 million, gross profit margins would have been approximately 20.2% of net revenue for the nine months ended October 1, 2005.  The remaining increase in cost of revenues is primarily due to higher freight costs offset by a $0.3 million pre-tax reversal of a fourth quarter 2005 Cinnabon® branded product charge associated with slow-moving new product that was subsequently able to be sold in the first quarter of 2006.

Total selling, general and administrative expenses decreased to $9.1 million (or 16.9% of net revenue) for the nine months ended September 30, 2006 from $9.9 million (or 16.9% of net revenue), as a result of our continued efforts on cost reduction.

Net interest income was $177,000 for the nine months ended September 30, 2006 compared to net interest income of $95,000 in the same quarter of 2005 due to higher interest rates on cash and cash equivalents.  The Company’s effective income tax rate was approximately 40% in 2006 and 39% in 2005.

Net income for the nine months ended September 30, 2006 was $0.9 million, or $0.05 per basic and diluted share, compared with net income of $1.3 million, or $0.07 per basic and diluted share, in the prior-year period.

Liquidity and Capital Resources

Net working capital was $14.4 million (a current ratio of 3.4:1) at September 30, 2006 and $13.9 million (a current ratio of 2.8:1) at December 31, 2005.  For the nine months ended September 30, 2006, the Company provided cash flow from operating activities of $1.7 million, invested $0.3 million in equipment, made $0.5 million in payments on long-term debt, repurchased $1.4 million of common stock held in treasury and realized cash flow from common stock option exercises of $0.2 million.

The Company has a $5.0 million Line of Credit and had a Term Loan with U.S. Bancorp (collectively, the “Credit Agreement”).  The Line of Credit bears interest at the prime rate less 0.5% (7.75% at September 30, 2006) and matures on June 30, 2008.  Interest is due monthly, with the outstanding principal balance due in full at the maturity date.  At September 30, 2006, there was no outstanding balance on the Line of Credit and the Term Loan was paid in full in June 2006.

The Credit Agreement is secured by substantially all assets of the Company.  The Company’s obligations under the Credit Agreement are guaranteed by each of its subsidiaries.  The agreement requires the Company to maintain compliance with certain financial covenants, including a minimum tangible net worth, a minimum fixed charge coverage ratio and a minimum current ratio.  At September 30, 2006, the Company was in compliance with all of the financial covenants.

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

In May, 2006 the Company’s Board of Directors approved a stock re-purchase program whereby up to $3 million of common stock may be purchased from time to time at the discretion of management.  Since inception of the program, we have repurchased $1,358,461, leaving $1,651,539 of remaining authorization.  During the quarter ended September 30, 2006 the Company purchased 600,740 shares at a total cost of $1,358,461.  The repurchased shares are held as treasury stock and are available for general corporate purposes.  Common stock held in the Company’s treasury has been recorded at cost.  We continue to evaluate our share repurchase opportunities.

A summary of our common stock repurchases under the $3 million repurchase program is set forth in the following table.  All shares of common stock were repurchased pursuant to open market transactions.

Period	Total Number of Shares Repurchased	Weighted Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum that may yet be Purchased Under the Program
5/2006 Approved				$3,000,000

8/1/06 - 8/22/06	600,740	$2.26	600,740	1,358,461

Remaining				$1,641,539

Contractual Obligations

The Company’s future contractual obligations consist principally of long-term debt, operating leases, minimum commitments regarding third party warehouse operations services, remaining minimum royalty payments due licensors pursuant to brand licensing agreements and severance charges to terminated executives.  As of September 30, 2006 there have been no material changes to the Company’s contractual obligations since its December 31, 2005 fiscal year end, other than scheduled payments referred to above.  Under the amendments to the license agreements with Warner Bros. Consumer Products, the remaining minimum royalty payments will continue to be due throughout the remaining term of the agreements.  The Company currently has no material marketing or capital expenditure commitments.

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

Allowance for Doubtful Accounts.  The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments.  If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.  The allowance for doubtful accounts was $156,000 at September 30, 2006 and $187,000 at December 31, 2005, respectively.

Inventories.  The Company’s inventories are stated at the lower of cost (first-in, first-out) or market.  The Company identifies slow moving or obsolete inventories and estimates appropriate loss provisions related thereto.  If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

Goodwill and Trademarks.  Goodwill and trademarks are reviewed for impairment annually, or more frequently if impairment indicators arise.  Goodwill is required to be tested for impairment between the annual tests if an event occurs or circumstances change that more-likely-than-not reduce the fair value of a reporting unit below its carrying value.  Intangible assets with indefinite lives are required to be tested for impairment between the annual tests if an event occurs or circumstances change indicating that the asset might be impaired.  The Company believes at this time that the carrying values continue to be appropriate.  Further discussion of goodwill and trademarks is expanded upon below:

•                  The Company’s Bob’s Texas Style potato chip brand was acquired in 1998 when the business of Tejas Snacks, L.P. was acquired. The Bob’s Texas Style trademark has a carrying value of approximately $1.2 million.

•                  The Company’s Tato Skins potato chip brand was acquired in 1999 when the business of Wabash Foods was acquired. The Wabash - Tato Skins trademark has a carrying value of approximately $2.1 million.

•                  The Company’s Boulder Canyon potato chip brand was acquired in 2000 when the business of Boulder Natural Foods, Inc. was acquired. The Boulder Canyon trademark has a carrying value of $0.9 million.

In determining that each of these trademarks has an indefinite life, management considered the factors found in paragraph 11 of SFAS No. 142. Management believes that each of these trademarks has the continued ability to generate cash flows indefinitely. Management’s determination that these trademarks have indefinite lives includes an evaluation of historical cash flows and projected cash flows for each of these trademarks. The Company continues making investments to market and promote each of these brands, and management continues to believe that the market opportunities and brand extension opportunities will generate cash flows for an indefinite period of time. In addition, there are no legal, regulatory, contractual, economic or other factors to limit the useful life of these trademarks, and management intends to renew each of these trademarks, which can be accomplished at little cost.

The Company recorded goodwill for each of the three acquisitions noted above. The acquired businesses were fully integrated into and are included in the Company’s Branded Products business segment. Consequently, all goodwill is attributable to the Company’s Manufactured Products business segment.

Advertising and Promotional Expenses and Trade Spending.  The Company expenses production costs of advertising the first time the advertising takes place, except for cooperative advertising costs which are expensed when the related sales are recognized.  Costs associated with obtaining shelf space (i.e., “slotting fees”) are accounted for as a reduction of revenue in the period in which such costs are incurred by the Company.  Anytime the Company offers consideration (cash or credit) as a trade advertising or promotional allowance to a purchaser of products at any point along the distribution chain, the amount is accrued and recorded as a reduction in revenue.  Marketing programs that deal directly with the consumer, primarily consisting of in-store demonstrations/samples and a sponsorship with a professional baseball team, are recorded as a marketing expense in selling, general and administrative expenses.  Further discussion of these marketing programs is expanded upon below:

•                  Demonstrations/Samples:   We will periodically arrange in-store product demonstrations with club stores (i.e. Sam’s, Costco or BJ’s) or grocery retailers.  Product demonstrations are conducted by independent third party providers designated by the various retailer or club chains.  During the in-store demonstrations the consumers in the stores receive small samples of our products, and consumers are not required to purchase our product in order to receive the sample. The cost of product used in the demonstrations, which is insignificant, and the fee we pay to the independent third party providers who conduct the in-store demonstrations are recorded as a sales and marketing expense in selling, general and administrative expenses. When we conduct in-store product demonstrations, we do not pay or give any consideration to the club stores or grocery retailers in which the demonstrations occur.

•                  Sponsorship:   We have one sponsorship with the Arizona Diamondbacks Major League Baseball team which takes place during their baseball season. We do not sell product to the Arizona Diamondbacks, and the sponsorship clearly involves an identifiable benefit to us as the fans at the stadium see our name on the main scoreboard during each game and the value is reasonably estimated due to the fact that the team charges us a fixed amount per game which we record as a sales and marketing expense in selling, general and administrative expenses.

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

New Accounting Policies

In June 2006, the FASB issued FIN No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109.” This interpretation clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” This statement sets forth criteria to recognize, derecognize, and measure benefits related to income taxes and establishes disclosure requirements pertaining to uncertainty in income tax assets and liabilities.  FIN No. 48 becomes effective for the Company beginning January 1, 2007. We are still assessing the impact of the adoption of FIN No. 48 and are evaluating the impact that it will have on our financial condition, results of operations and cash flows.

In September 2006, the Securities and Exchange Commission issued SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”  This interpretation provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment effective for any report for an interim period of the first fiscal year ending after November 15, 2006.  We are still assessing whether adoption of SAB 108 applies to us and are evaluating the impact that it will have on our financial condition, results of operations and cash flows.

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

The Company’s primary concentration of credit risk is related to certain trade accounts receivable.  In the normal course of business, the Company extends unsecured credit to its customers.  Substantially all of the Company’s customers are distributors or retailers whose sales are concentrated in the grocery industry, throughout the United States.  The Company investigates a customer’s credit worthiness before extending credit.  Two customers (Wal*Mart and Vistar) accounted for approximately 22% of the Company’s net revenues for the quarter ended September 30, 2006 and for approximately 19% of the Company’s accounts receivable balance at the end of the quarter.

Item 4.    Controls and Procedures

(a)                                  Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of the end of the period covered by this report have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms.

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

The Inventure Group, Inc. is one of eight companies sued by the Environmental Law Foundation in August, 2006 in the Superior Court for the State of California for the County of Los Angeles by the Attorney General of the State of California for alleged violations of California Proposition 65. California Proposition 65 is a state law that, in part, requires companies to warn California residents if a product contains chemicals listed within the statute. The plaintiff seeks injunctive relief and penalties but has made no specific demands. We intend to vigorously defend this suit.

Item 1A. Risk Factors

During the quarter ended September 30, 2006, there were no material changes from the risk factors as previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

(a)           The Company has terminated its agreement and license to sell product under the Cinnabon® brand effective November 8, 2006. In April 2005, the Company launched its Cinnabon® brand pursuant to a license agreement with Cinnabon, Inc. However, we have decided the Cinnabon® brand license does not currently fit into our strategic plan and, as such, the agreement has been terminated. Net revenues of Cinnabon® product were $0.5 million for the nine months ended September, 2006, compared to last year’s Cinnabon® product net revenues of $2.6 million for the comparative nine month period in 2005. In addition, during the first quarter of 2006 the Company recognized a $0.3 million pre-tax reversal of a fourth quarter 2005 Cinnabon® branded product charge. This reversal was associated with identified slow-moving new product at December 31, 2005 that was subsequently able to be sold in the first quarter of 2006. There are no additional costs or contingencies in exiting the relationship with Cinnabon, Inc. and no inventories of raw materials or finished goods exist.

(b)           On November 8, 2006, the Company entered into a Purchase and Sale Agreement with Lincoln Estates, LLC the landlord of the Company’s 140,000 square foot facility located on 15 acres of land in Bluffton, Indiana, approximately 20 miles south of Ft. Wayne, Indiana. Under the agreement, the Company agrees to purchase this facility for a purchase price equal to $3 million at an expected closing to be held on or before December 15, 2006, upon the Company’s satisfactory review of a preliminary title report, due diligence and property inspections. The Company’s Board of Directors identified the transaction as a related party transaction because Larry Polhill, a Director of the Company, owns 50% of Capital Foods LLC, which is the largest single shareholder of the Company and an affiliate of Lincoln Estates, LLC. The transaction was reviewed and unanimously approved by the Board, including all of the Company’s disinterested Directors.

(c)           In May, 2006 the Company’s Board of Directors approved a stock re-purchase program whereby up to $3 million of common stock may be purchased from time to time at the discretion of management. Since inception of the program, we have repurchased $1,358,461, leaving $1,651,539 of remaining authorization. During the quarter ended September 30, 2006 the Company purchased 600,740 shares at a total cost of $1,358,461. The repurchased shares are held as treasury stock and are available for general corporate purposes. Common stock held in the Company’s treasury has been recorded at cost. We continue to evaluate our share repurchase opportunities.

A summary of our common stock repurchases under the $3 million repurchase program is set forth in the following table. All shares of common stock were repurchased pursuant to open market transactions.

		Weighted	Total Number of	Maximum that
	Total Number	Average	Shares Purchased as	may yet be
	of Shares	Price Paid	Part of Publicly	Purchased Under
Period	Repurchased	Per Share	Announced Programs	the Program
5/2006 Approved				$3,000,000

8/1/06 - 8/22/06	600,740	$2.26	600,740	1,358,461

Remaining				$1,641,539

Item 6. Exhibits

10.1	—

Executive Employment Agreement dated as of July 27, 2006 between The Inventure Group, Inc. and Steve Weinberger, incorporated by reference to Exhibit 99.3 to Form 8-K filed with the SEC on July 27, 2006

10.2	—	Purchase and Sale Agreement dated as of November 8, 2006 between The Inventure Group, Inc. and Lincoln Estates, LLC

31.1	—	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15(d)-14(a).

31.2	—	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15(d)-14(a).

32.1	—	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 10, 2006	THE INVENTURE GROUP, INC.

	By:	/s/ Eric J. Kufel
Eric J. Kufel
Chief Executive Officer
(principal executive officer)

	By:	/s/ Steve Weinberger
Steve Weinberger
Senior Vice President, Chief Financial Officer,
Treasurer and Secretary
(principal financial and accounting officer)

EXHIBIT INDEX

10.1	—

Executive Employment Agreement dated as of July 27, 2006 between The Inventure Group, Inc. and Steve Weinberger, incorporated by reference to Exhibit 99.3 to Form 8-K filed with the SEC on July 27, 2006

10.2	—	Purchase and Sale Agreement dated as of November 8, 2006 between The Inventure Group, Inc. and Lincoln Estates, LLC*

31.1	—	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15(d)-14(a).*

31.2	—	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15(d)-14(a).*

32.1	—	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

         *—  Filed Herewith