Form 10-K
period 2006-12-30
INVENTURE GROUP, INC.
filed 2007-03-29
CIK 944508

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒                              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 30, 2006

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File Number: 1-14556

THE INVENTURE GROUP, INC.

(FORMERLY POORE BROTHERS, INC.)

(Exact name of registrant as specified in its charter)

Delaware	86-0786101
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

5050 N. 40th Street, Suite #300
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

The aggregate market value of the voting stock (Common Stock, $.01 par value) held by non-affiliates of the Registrant was approximately $25.8 million based upon the closing market price on July 1, 2006, the last business day of the Registrant’s most recently completed second fiscal quarter.

The number of issued and outstanding shares of Common Stock, $.01 par value, as of March 16, 2007 was 19,275,828.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Registrant’s Annual Meeting of Shareholders to be held on May 22, 2007 are incorporated by reference into Part III of this Form 10-K.

EXCHANGE ACT REPORTS AVAILABLE ON COMPANY WEBSITE

Under “SEC Filings” on the “Investors” page of the Company’s website located at www.inventuregroup.net, the following filings are made available as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission (the “SEC”): the Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statement on Schedule 14A related to the Company’s Annual Shareholders Meeting, and any amendments to those reports or statements filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934.  You may also read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549.  You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  The SEC also maintains an Internet website located at http://www.sec.gov that contains the information we file of furnish electronically with the SEC.

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

Item 1.  Business

Description of Business

The Inventure Group, Inc. (the “Company”) is engaged in the development, production, marketing and distribution of innovative snack food products that are sold primarily through grocery retailers, mass merchandisers, club stores, convenience stores and vend distributors across the United States.  The Company currently manufactures and sells nationally T.G.I. Friday’s® brand snacks under license from TGI Friday’s Inc.  We also distribute Braids® and pretzels.  The Company also currently (i) manufactures and sells its own brands of snack food products, including Poore Brothers®, Bob’s Texas Style®, and Boulder Canyon Natural FoodsTM brand batch-fried potato chips and Tato Skins® brand potato snacks, (ii) manufactures private label potato chips for grocery retail chains in the Southwest, and (iii) distributes in Arizona snack food products that are manufactured by others.  The Company sells its T.G.I. Friday’s® brand salted snack products to mass merchandisers, grocery, club and drug stores directly and to convenience stores and vend operators primarily through independent distributors.  The Company’s other brands are also sold through independent distributors.  For the fiscal years 2006, 2005 and 2004, net revenues totaled $69,818,930, $75,332,541 and $68,734,763, respectively, and T.G.I. Friday’s® brand salted snacks represented 66%, 65% and 72%, respectively, of the Company’s total net revenues.  See Note 11 “Business Segments and Significant Customers” to the financial statements included in Item 8.

	Percent of Total Net Revenues
	2006	2005	2004
Branded products	93%	93%	94%
Private label products	3%	3%	3%
Total manufactured products segment revenues.	96%	96%	97%

Distributed products segment revenues.	4%	4%	3%

Total revenues	100%	100%	100%

The Company produces T.G.I. Friday’s® brand snacks and Tato Skins® brand potato snacks utilizing a sheeting and frying process that includes licensed technology.  T.G.I. Friday’s® brand snacks and Tato Skins® brand potato snacks are offered in several different flavors and formulations.  All of these products are manufactured at the Company-owned facility in Bluffton, Indiana, except for Mozzarella Snack Sticks, Onion Rings and Hot Pepper Jack Cheese Fries products which are produced by contract manufacturers on behalf of the Company and sold under the T.G.I. Friday’s® brand name.  In 2005, Cinnabon® brand snacks were also produced by contract manufacturers on behalf of the Company and test marketed under the Cinnabon® brand name.  Effective November 8, 2006 we ceased selling product under the Cinnabon® brand.

Poore Brothers®, Bob’s Texas Style® and Boulder Canyon Natural FoodsTM brand potato chips are manufactured with a batch-frying process that the Company believes produces potato chips with enhanced crispness and flavor. Poore Brothers®, Bob’s Texas Style® and Boulder Canyon Natural FoodsTM potato chips are each offered in a variety of flavors.  The Company also manufactures potato chips for sale on contract manufacturing basis using a continuous frying process.  The Company’s potato chips are manufactured at a Company-owned facility in Goodyear, Arizona.  See “Products” and “Marketing and Distribution”.

The Company’s business objective is to build a diverse portfolio of specialty food brands that provide high quality products at competitive prices that are superior in taste, texture, flavor variety and brand personality to comparable products. A significant element of the Company’s growth strategy is to develop, acquire or license innovative specialty food brands.  We may broaden our focus for new opportunities beyond snack foods, and perhaps even beyond food brands.  The Company also plans to increase sales of its existing brands and continue to improve profit margins through increased operating efficiencies and manufacturing capacity utilization.  See “Business Strategy”.

The Company’s executive offices are located at 5050 N. 40th Street, Suite #300 Phoenix, Arizona 85018, and its telephone number is (623) 932-6200.

Company History

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

The Company continues to introduce line extensions and test market new and innovative snack food products.

Business Strategy

The Company is engaged in the development, production, marketing and distribution of innovative snack food products that are sold primarily through grocery retailers, mass merchandisers, club stores, convenience stores and vend distributors across the United States.  The Company currently manufactures and sells nationally T.G.I. Friday’s® brand snacks under license from TGI Friday’s Inc. We also distribute Braids® and pretzels.  The Company also currently (i) manufactures and sells its own brands of snack food products, including Poore Brothers®, Bob’s Texas Style®, and Boulder Canyon Natural FoodsTM brand batch-fried potato chips and Tato Skins® brand potato snacks, (ii) manufactures private label potato chips for grocery retail chains in the Southwest, and (iii) distributes in Arizona snack food products that are manufactured by others.  The Company sells its T.G.I. Friday’s® brand snack products to mass merchandisers, grocery, club and drug stores directly and to convenience stores and vend operators through independent distributors.  The Company’s other brands are also sold through independent distributors.

The Company’s business strategy is to continue building a diverse portfolio of specialty food brands with annualized revenues of $5 million to $50 million each through licensing, acquisition or development.  This represents a broadening of the Company’s strategy beyond snack foods and may include opportunities other than food brands.  The goals of our strategy are to (i) capitalize on specialty food brand opportunities, (ii) deliver incremental category growth for retailers, (iii) provide product innovation targeted to a defined consumer segment, (iv) complement, rather than compete directly against, large national competitors with leading national brands, and (v) build relationships with major retailers in all channels of distribution by providing them higher margins, excellent customer service and constant innovation.  The primary elements of the Company’s long-term business strategy are as follows:

Develop, Acquire or License Innovative Specialty Food Brands.  A significant element of the Company’s business strategy is to develop, acquire or license new innovative specialty food brands that provide strategic fit with our existing business and possess strong national brand equity in order to expand, complement or diversify the Company’s existing business.  In October 2000 the Company initiated this element of its strategy by launching its first national niche brand, T.G.I. Friday’s® brand salted snacks, under an exclusive license from TGI Friday’s Inc.  The Company plans to continue developing, acquiring or licensing additional specialty food brands, though it intends to mitigate the financial impact of launching new brands by introducing new licensed products in small-scale test markets rather than large scale regional or national introductions.

Broaden Distribution of Existing Brands.  The Company plans to increase distribution and build the market share of its existing branded products through selected trade activity in various existing or new markets and channels.  For example, the Company has extended the shelf life of our Poore Brothers® brands in order for us to expand beyond Arizona.  We are looking at expanding the distribution of our Boulder Canyon Natural FoodsTM brand nationally through the natural channel as well as through the natural segment in the Grocery channel.  The Company is looking at expanding overseas with the T.G.I. Friday’s® brand. Marketing efforts may include, among other things, trade advertising and promotional programs with distributors and retailers, in-store advertisements, in-store displays and limited consumer advertising, public relations and coupon programs.

Pursue Acquisitions.  The Company continues to evaluate a number of acquisition opportunities in the specialty food area where we can use our competencies in Operations, Sales, Marketing and Distribution in order to drive revenue and profit growth.

Develop New Products for Existing Brands.  In addition, the Company plans to continue its innovation activities to identify and develop (i) new line extensions for its brands, such as new flavors or products, and (ii) new food segments in which to expand the brand’s presence.  We have launched a number of new items such as: T.G.I. Friday’s® Quesadillas, T.G.I. Friday’s® Pizza chips, Poore Brothers® Three Cheese Jalapeno, Poore Brothers® Reduced Fat and Boulder Canyon Natural FoodsTM  Spinach and Artichoke potato chips.

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

Products

Manufactured Snack Food Products.  The Company produces T.G.I. Friday’s® brand Potato Skins snacks and Tato Skins® brand potato snacks utilizing a sheeting and frying process.  T.G.I. Friday’s® brand snacks and Tato Skins® brand potato snacks are offered in several different flavors and formulations. All of these products are manufactured at its Company-owned facility in Bluffton, Indiana, except for Mozzarella Snack Sticks, Onion Rings and Hot Pepper Jack Cheese Fries products which are produced by contract manufacturers on behalf of the Company and sold under the T.G.I. Friday’s® brand name.

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

Manufacturing

The Company-owned manufacturing facility in Bluffton, Indiana includes three fryer lines that can produce an aggregate of up to approximately 9,000 pounds per hour of T.G.I. Friday’s® and Tato Skins® brand products.  The Indiana facility is currently operating at approximately 40% of capacity.  Certain T.G.I. Friday’s® and Tato Skins® brand products are produced utilizing a sheeting and frying process that includes some licensed technology.  Some T.G.I. Friday’s® brand salted snack products are produced by contract manufacturers on behalf of the Company.  See “Patents, Trademarks and Licenses”.

The Company believes that a key element of the success to date of the Poore Brothers®, Bob’s Texas Style® and Boulder Canyon Natural FoodsTM brand potato chips has been the Company’s use of certain cooking techniques and key ingredients in the manufacturing process to produce potato chips with improved flavor.  These techniques currently involve two elements: the Company’s use of a batch-frying process, as opposed to the conventional continuous line cooking method, and the Company’s use of distinctive seasonings to produce potato chips in a variety of flavors.  The Company believes that although the batch-frying process produces less volume, it is superior to conventional continuous line cooking methods because it enhances crispness and flavor through greater control over temperature and other cooking conditions.

The Company-owned manufacturing facility in Goodyear, Arizona has the capacity to produce up to approximately 3,500 pounds of potato chips per hour, including 1,400 pounds of batch-fried branded potato chips per hour and 2,100 pounds of continuous-fried private label potato chips per hour.  The Company owns additional batch-frying equipment which, if needed, could be installed without significant time or cost, and which would result in increased capacity to produce the batch-fried potato chips.  The Arizona facility is currently operating at approximately 50% of capacity.

There can be no assurance that the Company will obtain sufficient business to recoup the Company’s investments in its manufacturing facilities or to increase the utilization rates of such facilities.   See “Item 2. Properties”.

Marketing and Distribution

The Company’s T.G.I. Friday’s® brand snack food products have achieved significant market presence across a number of sales channels.  The Company attributes the success of its products in these markets to consumer loyalty.  The Company believes this loyalty results from the products’ differentiated taste, texture and flavor variety which result from its manufacturing processes.  The Company has retained a leading national sales and marketing agency with employees and offices nationwide to represent T.G.I. Friday’s® brand snacks on behalf of the Company in the grocery and convenience store channels.  The Company’s own sales organization sells T.G.I. Friday’s® brand snacks in the mass, club and drug channels.  The Company also obtains significant sales on T.G.I. Friday’s® brand snacks in the vending channel nationwide through an independent network of brokers and distributors.

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

The Company’s distribution throughout Arizona includes approximately 50 independently operated service routes.  Each route is operated by an independent distributor who merchandises to major grocery store chains in Arizona, such as Albertson’s, Basha’s, Fry’s and Safeway stores.  In addition to servicing major supermarket chains, the Company’s independent distributors service many smaller independent grocery stores, club stores, and military facilities throughout Arizona.  In addition to Poore Brothers® brand products, the Company distributes throughout Arizona a wide variety of snack food items manufactured by other companies, including pretzels, popcorn, dips, and meat snacks.  The Company currently also retains a Canadian sales and marketing agency to sell to Canadian customers and is seeking opportunities to selectively expand its growth in other countries.

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

Suppliers

The principal raw materials used by the Company are potatoes, potato flakes, wheat flour, corn and oil.  The Company believes that the raw materials it needs to produce its products are readily available from numerous suppliers on commercially reasonable terms.  Potatoes, potato flakes, wheat flour and corn are widely available year-round, although they are subject to seasonal price fluctuations.  The Company uses a variety of oils in the production of its products and the Company believes that alternative sources for such oils, as well as alternative oils, are readily abundant and available.  The Company also uses seasonings and packaging materials in its manufacturing process.

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

Customers

Two customers of the Company, Wal*Mart (including its SAM’s Clubs) and Vistar, formerly Vending Services of America, a national vending distributor  accounted for 13% and 11%, respectively, of the Company’s 2006 net revenues.  The remainder of the Company’s revenues was derived from sales to a limited number of additional customers, either grocery chains, club stores or regional distributors, none of which individually accounted for more than 10% of the Company’s net revenues in 2006.  A decision by any of the Company’s major customers to cease or substantially reduce their purchases could have a material adverse effect on the Company’s business.

The majority of the Company’s revenues are attributable to external customers in the United States.  The Company does sell to Canadian customers as well, however the revenues attributable to Canadian customers is immaterial.  All of the Company’s assets are located in the United States.

Market Overview and Competition

According to the Snack Food Association (“SFA”), the U.S. market for snack foods reached $24.6 billion at retail in 2005 (the latest year for which data is available) with potato chips, tortilla chips and potato crisps, accounting for 44% of the market, and corn snacks, popcorn, pretzels, nuts, meat snacks and other products accounting for the balance.  Total snack sales, in dollar terms, increased in each of the last ten years, ranging from an increase of 8.5% (in 1997) to 0.3% (in 1995), with a 2005 increase of 1%.  Potato chip, tortilla chips and potato crisps combined sales in 2005 were $10.9 billion, a 0.9% increase over 2004 sales of $10.8 billion.

The Company’s products compete generally against other snack foods, including potato chips, tortilla chips, cookies, etc.  The snack food industry is large and highly competitive and is dominated by large food companies, including Frito-Lay, Inc., a subsidiary of PepsiCo, Inc., Nabisco and Kraft.  These companies possess substantially greater financial, production, marketing, distribution and other resources than the Company brands that are more widely recognized than the Company’s products.  Numerous other companies that are actual or potential competitors of the Company, many with greater financial and other resources (including more employees and more extensive facilities) than the Company, offer products similar to those of the Company.  In addition, many of such competitors offer a wider range of products than offered by the Company.  Local or regional markets often have significant smaller competitors, many of whom offer products similar to those of the Company.  Expansion of the Company’s operations into new markets has and will continue to encounter significant competition from national, regional and local competitors that may be greater than that encountered by the Company in its existing markets.  In addition, such competitors may challenge the Company’s position in its existing markets.  While the Company believes that it has innovative products and methods of operation that will enable it to compete successfully, there can be no assurance of its ability to do so.

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

Employees

As of December 30, 2006, the Company had 268 full-time employees, including 197 in manufacturing and distribution, 20 in sales and marketing and 51 in administration and finance.  The Company’s employees are not represented by any collective bargaining organization, and the Company has never experienced a work stoppage.  The Company believes that its relations with its employees are good.

Patents, Trademarks and Licenses

The Company produces T.G.I. Friday’s® brand snacks and Tato Skins® brand potato crisps utilizing a sheeting and frying process that includes technology that the Company licenses from a third party.  Pursuant to the license agreement between the Company and the third party, the Company has a royalty-bearing, exclusive right license to use the technology in the United States, Canada, and Mexico until such time the parties mutually agree to terminate the agreement and provide written sixty (60) days notice to each other.  In consideration for the use of this technology, the Company is required to make royalty payments on sales of products manufactured utilizing the technology until such termination date.  The patents for this technology expired December 26, 2006. However, should products substantially similar to Tato Skins® , O’Boisies® and Pizzarias® become available for any reason in the marketplace by any manufacturer other than the Company which results in a sales decline of 10% or more, any royalty obligation for the respective product (s) shall cease.

The Company licenses the T.G.I. Friday’s® brand snacks trademark from TGI Friday’s Inc. under a license agreement with a term expiring in 2014.  Pursuant to the license agreement, the Company is required to make royalty payments on sales of T.G.I. Friday’s® brand snack products and is required to achieve certain minimum sales levels by certain dates during the contract term.

The Company continues to evaluate new licensing opportunities to broaden its product offering and to complement the growth of its existing T.G.I. Friday’s® product line through the introduction of new products in snack foods as well as other consumer product categories.

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

The Company is striving to achieve its long-term vision of being a significant marketer of specialty food brands.  Such action is subject to the substantial risks, expenses and difficulties frequently encountered in the implementation of a business strategy.  Even if the Company is successful in developing, acquiring and/or licensing new brands, and increasing distribution and sales volume of the Company’s existing products, it may require the Company to incur substantial additional expenses, including advertising and promotional costs, “slotting” expenses (i.e., the cost of obtaining shelf space in certain grocery stores), and integration costs of any future acquisitions. Accordingly, the Company may incur additional losses in the future as a result of the implementation of the Company’s business strategy, even if revenues increase significantly. There can be no assurance that the Company will be able to implement its strategic plan, that its business strategy will prove successful or that it will be able to maintain profitability during such implementation.

We may not be able to obtain the additional financing we need to implement our business strategy.

A significant element of the Company’s business strategy is the development, acquisition and/or licensing of innovative specialty food brands, for the purpose of expanding, complementing and/or diversifying the Company’s business. In connection with each of the Company’s previous brand acquisitions, the Company borrowed funds or assumed additional indebtedness in order to satisfy a substantial portion of the consideration required to be paid by the Company.  The Company may, in the future, require additional third party financing (debt or equity) as a result of any future operating losses, in connection with the expansion of the Company’s business through non-acquisition means, in connection with any additional acquisitions completed by the Company, or to provide working capital for general corporate purposes.  There can be no assurance that any such required financing will be available or, if available, be on terms attractive to the Company.  Any third party financing obtained by the Company may result in dilution of the equity interests of the Company’s shareholders.

We expect our future growth to be derived in significant part, from acquisitions, but our acquisition strategy may not be successful, or we may not be successful integrating acquisitions.

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

At December 30, 2006, the Company had outstanding indebtedness under mortgage loans in the aggregate principal amount of $4.1 million.  The indebtedness under the mortgage loans is secured by the Company’s land and buildings.

The Company has a credit agreement which is secured by substantially all assets of the Company.  The Company’s obligations under the Credit Agreement are guaranteed by each of its subsidiaries.  The Company is required to comply with certain financial covenants pursuant to the U.S. Bank National Credit Agreement so long as borrowings from U.S. Bank remain outstanding.  Should the Company be in default under any of such covenants, U.S. Bank shall have the right, upon written notice and after the expiration of any applicable period during which such default may be cured, to demand immediate payment of all of the then unpaid principal and accrued but unpaid interest under the Credit Agreement.  At December 30, 2006, the Company was in compliance with all covenants of the Credit Agreement.

As the Company implements its business strategy, there can be no assurance that the Company will remain in compliance with the financial covenants in the future. Any acceleration of the borrowings under the Credit Agreement prior to the applicable maturity dates could have a material adverse effect upon the Company. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

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

As a manufacturer and marketer of food products, the Company may be subjected to various product liability claims.  There can be no assurance that the product liability insurance maintained by the Company will be adequate to cover any loss or exposure for product liability, or that such insurance will continue to be available on terms acceptable to the Company.  Any product liability claim not fully covered by insurance, as well as any adverse publicity from a product liability claim or product recall, could have a material adverse effect on the financial condition or results of operations of the Company.

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

The Company licenses technology from a third party in connection with the manufacture of its T.G.I. Friday’s® and Tato Skins® brand products and has a royalty-bearing, exclusive right license to use the technology in the United States, Canada, and Mexico until such time the parties mutually agree to terminate the agreement and provide written sixty (60) days notice to each other.  In consideration for the use of this technology, the Company is required to make royalty payments to the third party on sales of products manufactured utilizing the technology until such termination date.  The patents for this technology expired December 26, 2006.  Since these patents expired, we no longer have exclusive rights to this technology and, as a result, may face additional competition that could adversely affect our revenues.  Moreover, competitors of the Company, certain of which may have significantly greater resources than the Company, may utilize different technology in the manufacture of products that are similar to those currently manufactured, or that may in the future be manufactured, by the Company.  The entry of any such products into the marketplace could have a material adverse effect on sales of T.G.I. Friday’s® and Tato Skins® brand products, as well as any such future products, by the Company.

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

The Company derives a substantial portion of its revenue from a limited number of snack food brands.  For the year ended December 30, 2006, over 76% of the Company’s net revenues were attributable to the T.G.I. Friday’s® brand products and the Poore Brothers® brand products.  A decrease in the popularity of a particular snack food brand during any year could have a material adverse effect on the Company’s business, financial condition and results of operations.  There can be no assurance that any of the Company’s snack food brands will retain their historical levels of popularity or increase in popularity.  Any impact to a licensed brand’s reputation could also lead to an impact on the Company’s other snack food products associated with that brand.  Decreased sales from any one of our key snack food brands without a corresponding increase in sales from other existing or newly introduced products would have a material adverse effect on the Company’s financial condition and results of operations.

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

Two customers of the Company, Wal*Mart (including its SAM’s Clubs), and Vistar, formerly Vending Services of America, a national vending distributor accounted for 13% and 11%, respectively, of the Company’s 2006 net revenues, with the remainder of the Company’s net revenues being derived from sales to a limited number of additional customers, either grocery chains or regional distributors, none of which individually accounted for more than 10% of the Company’s revenues for 2006.  A decision by any major customer to cease or substantially reduce its purchases could have a material adverse effect on the Company’s business.

The loss of certain key employees could adversely affect our business.

The Company’s success is dependent in large part upon the abilities of its executive officers, including Eric Kufel, President, Chief Executive Officer, Terry McDaniel, Chief Operating Officer and Steve Weinberger, Chief Financial Officer.  The Company’s business strategy will challenge its executive officers, and the inability of such officers to perform their duties or the inability of the Company to attract and retain other highly qualified personnel could have a material adverse effect upon the Company’s business and prospects.

Risks Related to Our Industry

We may not be able to compete successfully in our highly competitive industry.

The market for snack foods, such as those sold by us, including potato chips and meat snacks, is large and intensely competitive. Competitive factors in the snack food industry include product quality and taste, brand awareness among consumers, access to supermarket shelf space, price, advertising and promotion, variety of snacks offered, nutritional content, product packaging and package design. The Company competes in that market principally on the basis of product taste and quality.

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

The market price of the Common Stock has experienced a high level of volatility since the completion of the Company’s initial public offering in December 1996.  Commencing with an offering price of $3.50 per share in the initial public offering, the market price of the Common Stock experienced a substantial decline, reaching a low of $0.50 per share (based on last reported sale price of the Common Stock on the Nasdaq SmallCap Market) on December 22, 1998.  During fiscal 2006, the market price of the Common Stock (based on last reported sale price of the Common Stock on the Nasdaq SmallCap Market) ranged from a high of $3.10 per share to a low of $2.00 per share.  The last reported sales price of the Common Stock on the Nasdaq SmallCap Market on March 16, 2007 was $2.70 per share. There can be no assurance as to the future market price of the Common Stock.  See “Our Common Stock may not continue to trade at a market price sufficient to prevent our de-listing from the NASDAQ SmallCap Market.”

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

As a result of the Wabash Foods acquisition, Capital Foods, LLC (“Capital Foods”) (an affiliate of the former owner of Wabash Foods) became the single largest shareholder of the Company, holding approximately 21% of the outstanding shares of Common Stock based on Capital Foods’ Schedule 13G filing.  Accordingly, Capital Foods is in a position to exercise substantial influence on the business and affairs of the Company.  In addition, Heartland Advisors, Inc. (“Heartland”), Eagle Rock Capital Management, LLC (“Eagle Rock”), BC Advisors, LLC (“BC”) and Gruber and McBaine Capital Management, LLC (“Gruber”), which, based on their Schedule 13G filings, are the beneficial owners of approximately 13%, 8%, 8% and 7%, respectively, of the outstanding shares of Common Stock at December 30, 2006.  Capital Foods, Heartland, Eagle Rock, BC and Gruber are hereinafter referred to collectively as the “Significant Shareholders.”  There can be no assurance that one or more of those Significant Shareholder will not adopt or support a plan to undertake a material change in the management or business of the Company.

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

Item 2.  Properties

The Company owns a 140,000 square foot manufacturing facility located on 15 acres of land in Bluffton, Indiana, approximately 20 miles south of Ft. Wayne, Indiana.  The facility is financed by a mortgage with U.S. Bank National Association that matures in December, 2016.  The Company produces its T.G.I. Friday’s® brand snacks and Tato Skins® brand potato snacks at the Bluffton, Indiana facility.

The Company owns a 60,000 square foot manufacturing facility located on 7.7 acres of land in Goodyear, Arizona, approximately 15 miles west of Phoenix, Arizona.  The facility is financed by a mortgage with Morgan Guaranty Trust Company of New York that matures in June 2012.  The Company produces its Poore Brothers®, Bob’s Texas Style® and Boulder Canyon Natural FoodsTM brand potato chips, as well as its private label potato chips, at the Goodyear, Arizona facility.

The Company also leases one-half of a 200,000 square foot facility in Bluffton, Indiana which is used as a distribution center.  The Company has entered into a lease, the initial term expiring in November 2006, with respect to the facility and has entered into the first of two three-year renewal options.  Current lease payments are approximately $31,500 per month.

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

Item 4.  Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s Common Stock is traded on the Nasdaq SmallCap Market tier of the Nasdaq Stock Market under the symbol “SNAK”.  There were approximately 255 shareholders of record on March 23, 2007.  The Company believes the number of beneficial owners is substantially greater than the number of record holders because a large portion of the Common Stock is held of record in broker “street names.”

The Company has never declared or paid any dividends on the shares of Common Stock.  Management intends to retain any future earnings for the operation and expansion of the Company’s business and does not anticipate paying any dividends at any time in the foreseeable future.  Additionally, certain debt agreements of the Company limit the Company’s ability to declare and pay dividends.

The following table sets forth the range of high and low sale prices of the Company’s Common Stock as reported on the Nasdaq SmallCap Market for each quarter of the fiscal years ended December 30, 2006 and December 31, 2005.

	Sales Prices
Period of Quotation	High	Low
Fiscal 2005:
First Quarter	$3.49	$2.81
Second Quarter	$4.08	$2.91
Third Quarter	$6.77	$4.25
Fourth Quarter	$5.17	$2.57

Fiscal 2006:
First Quarter	$3.10	$2.43
Second Quarter	$3.07	$2.41
Third Quarter	$3.02	$2.00
Fourth Quarter	$2.66	$2.19

The information appearing under the heading “Securities Authorized for Issuance under Equity Compensation Plans” in the Company’s 2007 Proxy Statement is incorporated by reference in this section.

The Company re-purchased 818,740 shares of Common Stock in the third and fourth quarters of 2006 for $1,845,421, which amounts to a weighted average price of $2.25 per share.  See Note 9.

PERFORMANCE GRAPH

Included below is a line graph and a table comparing the yearly percentage change in the cumulative total shareholder return on the Company’s Common Stock against the cumulative total return of The NASDAQ Stock Market (U.S. Companies) Index and the Company’s Peer Group for the period commencing December 31, 2001 and ending December 30, 2006 covering the Company’s five fiscal years ended December 28, 2002, December 27, 2003, December 25, 2004, December 31, 2005 and December 30, 2006.

The Company has selected a Peer Group consisting of the four publicly traded companies named below, which are in the snack food industry. Virtually all of the Company’s direct competitors and peers are privately held companies or subsidiaries or divisions of larger publicly held companies so that the available members of the Peer Group are limited.

Date	The Inventure Group, Inc. (“SNAK”)	NASDAQ Stock Market	Peer Group
December 31, 2001	$100.00	$100.00	$100.00
December 28, 2002	98.04	69.13	119.66
December 27, 2003	135.60	103.36	138.10
December 25, 2004	139.60	112.49	179.20
December 31, 2005	112.80	114.88	144.87
December 30, 2006	98.00	126.21	183.46

This graph and table assumes that $100 was invested on December 31, 2001 in the Company’s Common Stock, in The NASDAQ Stock Market (U.S. Companies) Index and in the Peer Group, which consists of Lance, Inc., Ralcorp Holdings, Inc., Golden Enterprises, Inc. and J&J Snack Foods Corp., and that dividends were reinvested.

Item 6.  Selected Financial Data

FIVE YEAR FINANCIAL SUMMARY

(In millions except share and per share data)

	2006	2005	2004	2003	2002
Statements of Earnings Data
Net revenues	$69.8	$75.3	$68.7	$66.4	$59.3
Gross profit	13.3	14.1	14.3	13.3	11.3
Operating income	1.6	0.5	3.7	0.0	2.7
Net income	1.1	0.3	2.1	1.1	2.6

Net income per share — diluted.	$0.06	$0.01	$0.11	$0.06	$0.15
Weighted average common shares — diluted	19,856,280	19,946,941	18,947,533	18,476,486	17,826,953

Balance Sheet Data
Net working capital	$13.4	$13.9	$11.7	$7.9	$2.0
Total assets	42.8	41.8	40.1	36.6	31.8
Long-term debt	4.0	1.7	1.7	3.1	4.1
Shareholders’ equity	29.9	30.2	28.8	25.1	20.7

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

Overview

The Inventure Group, Inc. (the “Company”) is engaged in the development, production, marketing and distribution of innovative snack food products that are sold primarily through grocery retailers, mass merchandisers, club stores, convenience stores and vend distributors across the United States.  The Company currently manufactures and sells nationally T.G.I. Friday’s® brand snacks under license from TGI Friday’s Inc. We also distribute Braids® and pretzels.  The Company also currently (i) manufactures and sells its own brands of snack food products, including Poore Brothers®, Bob’s Texas Style®, and Boulder Canyon Natural FoodsTM brand batch-fried potato chips and Tato Skins® brand potato snacks, (ii) manufactures private label potato chips for grocery retail chains in the Southwest, and (iii) distributes in Arizona snack food products that are manufactured by others.

The Company’s net revenue decreased 7.3% in fiscal 2006.  T.G.I. Friday’s®, which comprised 66% of total net revenues, decreased 6.0%.  Our batch-fried chips decreased 9.8% in net revenues in 2006.  Both decreases were due primarily to decreased promotional spending.  The table below highlights the changes between years:

Net Revenues Comparison

($ in millions)

	2006	2005	% Change
T.G.I. Friday’s®	$46.1	$49.1	(6.0)%
Potato Chips and Other	23.7	26.2	(9.8)%
Total	$69.8	$75.3	(7.3)%

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

Key Trends

Retailer Consolidation

The retail food environment continues to be influenced by consolidation as fewer large retailers, including Kroger, Safeway and Wal*Mart, are gaining a larger share of the grocery retail environment.  These retailers are also consolidating their regional buying operations into singular national operations to improve efficiency.  This action creates opportunities for the Company because brands like T.G.I. Friday’s® snacks are niche brands that can be sold effectively on a national basis.

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

Raw Material and Freight Price Increases and Subsequent Retail Price Increases

The industry has experienced higher costs as a result of the increase in the price of oil.  Both inbound transportation of raw materials and outbound transportation of finished goods have experienced higher costs as a result of freight surcharges.  Nearly all raw materials have experienced higher pricing both as a result of higher freight costs and certain products require oil based raw materials.  As a result of these raw material price increases, many companies, including us, have implemented price increases in 2006 and 2007.

Results of Operations

The following discussion summarizes the significant factors affecting the consolidated operating results, financial condition, liquidity and capital resources of the Company.  This discussion should be read in conjunction with Item 8: “Financial Statements and Supplementary Data” and the “Cautionary Statement on Forward-Looking Statements” on page 4.

Year ended December 30, 2006 compared to the year ended December 31, 2005

	2006		2005		Difference
(dollars in millions)	$	% of Rev	$	% of Rev	$	%
Net revenues	$69.8	100.0%	$75.3	100.0%	$(5.5)	(7.3)%
Cost of revenues	56.5	81.0	61.4	81.6	(4.9)	(8.0)
(Gain on sale)/write-down of equipment and brand discontinuance	0.0	0.0	(0.2)	(0.3)	0.2	—
Gross profit	13.3	19.0	14.1	18.7	(0.8)	(5.9)
Selling, general and administrative expenses	11.7	16.7	13.6	18.1	(1.9)	(14.7)
Operating income	1.6	2.3	0.5	0.7	1.1	257.2
Interest income (expense), net	0.3	0.4	—	0.1	0.3	—
Income before income taxes	1.9	2.7	0.5	0.7	1.4	274.0
Income tax provision	(0.8)	(1.1)	(0.2)	(0.3)	(0.6)	(253.9)
Net income	$1.1	1.6%	$0.3	0.4%	$0.8	289.8%

For the fiscal year ended December 30, 2006, net revenues decreased 7.3% to $69.8 million, compared with net revenues of $75.3 million for the previous fiscal year.  T.G.I. Friday’s®, which comprised 66% of total net revenues, decreased 6.0%.  Our batch-fried chips decreased 9.8% in net revenues in 2006.  Both decreases were due primarily to decreased promotional spending.

Gross profit for 2006 decreased to $13.3 million, but increased as a percentage of net revenues, (or 19.0% of net revenues) compared with gross profit of $14.1 million (or 18.7% of net revenues) in 2005.  Cost of revenues decreased slightly, 81.6% of net revenues last year to 81.0% this year.  This decrease was due primarily to decreased trade and promotional allowances, which are deducted from gross revenue, offset by the increase of other manufacturing costs such as freight expense and higher fuel costs.  Included in 2005 cost of revenues were $1.2 million of charges associated with slow-moving products, mainly attributable to the Cinnabon® brand product in the third and fourth quarters.

Selling, general and administrative expenses decreased to $11.7 million in fiscal 2006, down from $13.6 million in 2005, or 16.7% versus 18.1% of net revenues.  The decrease was primarily due to costs in 2005 that did not repeat in 2006 consisting of severance fees, professional service fees, and costs incurred to investigate an acquisition opportunity that did not materialize.

The Company’s effective income tax rate was 41.7% in 2006 and 44.1% in 2005.  The decrease was the result of the impact of permanent differences between financial reporting and taxable income, primarily non-deductible travel and meals  expenses related to the above mentioned acquisition activity.

Net income for 2006 increased 289.8% to $1.1 million, or $0.06 per basic and diluted share, compared with net income of $0.3 million, or $0.01 per basic and diluted share, in 2005.

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

Liquidity and Capital Resources

Net working capital was $13.4 million (a current ratio of 3.0:1) and $13.9 million (a current ratio of 2.8:1) at December 30, 2006 and December 31, 2005, respectively.  For the fiscal year ended December 30, 2006, the Company generated cash flow of $2.5 million from operating activities, invested $1.3 million in new land, building and equipment, made $0.5 million in payments on long-term debt, received $0.2 million in proceeds from the issuance of Common Stock pursuant to the exercise of stock options and repurchased $1.8 million in treasury stock.  For the fiscal year ended December 31, 2005, the Company generated cash flow of $0.5 million from operating activities, invested $0.6 million in new equipment, made $1.0 million in payments on long-term debt and received $0.8 million in proceeds from issuance of Common Stock primarily pursuant to the exercise of stock options.  For the fiscal year ended December 25, 2004, the Company generated cash flow of $6.5 million from operating activities, invested $0.5 million in new equipment, made $0.9 million in payments on long-term debt and received $1.3 million in proceeds from issuance of Common Stock primarily pursuant to the exercise of stock options.

The Company has a Line of Credit with U.S. Bancorp (collectively, the “Credit Agreement”) consisting of: (i) a $5.0 million line of credit with a borrowing limit calculated based on specified percentages of eligible receivables and inventories and (ii) a $0.5 million capital expenditures line of credit.

The Line of Credit bears interest at the prime rate less 0.5% (7.75% at December 30, 2006) and matures on June 30, 2008.  Interest is due monthly, with the outstanding principal balance due in full at the maturity date.  The Term Loan that existed at December 31, 2005 bore interest at the prime rate (7.25% at December 31, 2005) and matured on July 1, 2006.  Monthly principal payments of $68,782 plus interest were due under the Term Loan.  At December 30, 2006, there was no outstanding balance on the Line of Credit or the Term Loan.

The Credit Agreement is secured by substantially all assets of the Company.  The Company’s obligations under the Credit Agreement are guaranteed by each of its subsidiaries.  The agreement requires the Company to maintain compliance with certain financial covenants, including a minimum tangible net worth, a minimum fixed charge coverage ratio and a minimum current ratio.  At December 30, 2006, the Company was in compliance with all covenants of the Credit Agreement.  Management believes that the fulfillment of the Company’s plans and objectives will enable the Company to attain a sufficient level of profitability to remain in compliance with these financial covenants. There can be no assurance, however, that the Company will attain any such profitability and remain in compliance.

The Company’s Goodyear, Arizona manufacturing and distribution facility is subject to a mortgage loan from Morgan Guaranty Trust Company of New York, bears interest at 9.03% per annum and is secured by the building and the land on which it is located.  The loan matures on July 1, 2012; however monthly principal and interest installments of $16,825 are determined based on a twenty-year amortization period.

The Company’s Bluffton, Indiana manufacturing and distribution facility was purchased for $3.0 million in December, 2006.  A mortgage loan from U.S. Bank National Association, bears interest at the 30 day LIBOR plus 165 basis points and is secured by the building and the land on which it is located.  The loan matures in December, 2016; however monthly principal and interest installments of $18,392 are determined based on a twenty-year amortization period.

During 2006, 2005 and 2004, the Company received $0.2 million, $0.8 million and $1.3 million of proceeds from the issuance of Common Stock.  These proceeds were primarily due to the exercise of stock options.

At December 30, 2006, the Company had a net operating loss carryforward available for federal income taxes of approximately $1.9 million.  The Company’s accumulated net operating loss carryforward will begin to expire in varying amounts between 2010 and 2018.

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

The Company does not have any off-balance sheet arrangements that are required to be disclosed pursuant to these regulations, other than those described in the Notes to Consolidated Financial Statements.  The Company does not have, nor does it engage in, transactions with any special purpose entities.  Other than an interest rate swap, the Company is not engaged in any derivative activities and had no forward exchange contracts outstanding at December 30, 2006.  In the ordinary course of business, the Company enters into operating lease commitments, purchase commitments and other contractual obligations.  These transactions are recognized in our financial statements in accordance with generally accepted accounting principles in the United States, and are more fully discussed below.

Contractual Obligations

The table below outlines the Company’s future contractual financial obligations as of December 30, 2006, due by period:

		Less than 1			More than 5
	Total	Year	1 — 3 Years	3 — 5 Years	Years
Long-term debt (including interest)	$6,944,693	$422,601	$845,202	$845,202	$4,831,688
Operating leases.	4,378,960	1,356,733	1,595,458	1,059,066	367,703
Outside Warehouse Minimum Monthly Usage Charges	2,376,000	1,188,000	1,188,000	—	—
Royalty payments (i)	196,800	98,400	98,400	—	—
Total contractual cash obligations	$13,896,453	$3,065,734	$3,727,060	$1,904,268	$5,199,391

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

Advertising and Promotional Expenses and Trade Spending.  The Company expenses production costs of advertising the first time the advertising takes place, except for cooperative advertising costs which are expensed when the related sales are recognized.  Costs associated with obtaining shelf space (i.e., “slotting fees”) are accounted for as a reduction of revenue in the period in which such costs are incurred by the Company.  Anytime the Company offers consideration (cash or credit) as a trade advertising or promotional allowance to a purchaser of products at any point along the distribution chain, the amount is accrued and recorded as a reduction in revenue.  Marketing programs that deal directly with the consumer, primarily consisting of in-store demonstrations/samples and a sponsorship with a professional baseball team, are recorded as a marketing expense in selling, general and administrative expenses.  Further discussion of these marketing programs is expanded upon below:

•                  Demonstrations/Samples:  The Company periodically arranges in-store product demonstrations with club stores (i.e. Sam’s, Costco or BJ’s) or grocery retailers.  Product demonstrations are conducted by independent third party providers designated by the various retailer or club chains.  During the in-store demonstrations the consumers in the stores receive small samples of our products, and consumers are not required to purchase our product in order to receive the sample. The cost of product used in the demonstrations, which is insignificant, and the fee we pay to the independent third party providers who conduct the in-store demonstrations are recorded as a sales and marketing expense in selling, general and administrative expenses. When we conduct in-store product demonstrations, we do not pay or give any consideration to the club stores or grocery retailers in which the demonstrations occur.

•                  Sponsorship:  The Company has one sponsorship with the Arizona Diamondbacks Major League Baseball team which takes place during their baseball season. We do not sell product to the Arizona Diamondbacks, and the sponsorship clearly involves an identifiable benefit to us as the fans at the stadium see our name on the main scoreboard during each game and the value is reasonably estimated due to the fact that the team charges us a fixed amount per game which we record as a sales and marketing expense in selling, general and administrative expenses.

Income Taxes.  The Company has been profitable since 1999; however, it experienced significant net losses in prior fiscal years resulting in a net operating loss (“NOL”) carryforward for federal income tax purposes of approximately $1.9 million at December 30, 2006.  Generally accepted accounting principles require that the Company record a valuation allowance against the deferred tax asset associated with this NOL if it is “more likely than not” that the Company will not be able to utilize it to offset future taxes.

Stock-Based Compensation.  On January 1, 2006, we adopted Statement of Financial Accounting Standards (SFAS) 123R, “Share-Based Payment”, under the modified prospective method.  SFAS 123R requires us to measure the cost of employee services received in exchange for stock options granted using the fair value method as of the beginning of 2006.  We account for our stock options under the fair value method of accounting using a Black-Scholes valuation model to measure stock option fair values at the date of grant. All stock option grants have a 5-year term. The fair value of stock option grants is amortized to expense over the vesting period, generally three years for employees and one year for the Board of Directors.

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

Recent Accounting Pronouncements

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108), to address diversity in practice in quantifying financial statement misstatements.  SAB 108 states that companies should use both an income statement (rollover) approach and a balance sheet (iron curtain) approach when quantifying and evaluating materiality of a misstatement.   SAB108 was effective for the Company as of December 30, 2006.  The Company’s adoption of SAB 108 did not affect the financial statements.

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109  (FIN 48), which clarifies the accounting for uncertainty in tax positions.  FIN 48 requires that the Company recognize in its financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of our 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of FIN 48 and has not yet completed its initial evaluation.  As a result, the Company has not yet determined the effect adoption will have on financial position or results of operation.

In September 2006, FASB issued SFAS 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements.  This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007.  This statement is applied in conjunction with other accounting pronouncements that require or permit fair value measurements and, accordingly, this statement does not require any new fair value measurements.  Therefore, the adoption of this SFAS 157 is not expected to have a material impact on the financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”).  SFAS No. 159 allows entities to choose to measure eligible financial instruments at fair value with changes in fair value recognized in earnings of each subsequent reporting date.  The fair value election is available for most financial assets and liabilities on an instrument-by-instrument basis and is to be elected on the date the financial instrument is initially recognized.  SFAS 159 is effective for all entities as of the beginning of a reporting entity’s first fiscal year that begins after November 15, 2007 (with earlier application permitted under certain circumstances).  The Company has not determined what impact, if any, the adoption of SFAS No. 159 will have on its consolidated financial statements.

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

The Company entered into an interest rate swap in 2006 to effectively convert the interest rate of the mortgage to purchase the Bluffton, IN plant to a fixed rate of 6.85%.  The swap is not accounted for as a cash flow hedge, and as a result, unrealized gains and losses are recorded in the Company’s consolidated statement of income.  The swap has a fixed pay-rate of 6.85% and a notional amount of $2.4 million at December 30, 2006 and expires in December, 2016.  The value of the swap is recorded as a $29,250 liability at December 30, 2006.

The Company’s primary concentration of credit risk is related to certain trade accounts receivable.  In the normal course of business, the Company extends unsecured credit to its customers.  Substantially all of the Company’s customers are distributors or retailers whose sales are concentrated in the grocery industry, throughout the United States.  The Company investigates a customer’s credit worthiness before extending credit.  Two customers (Wal*Mart and Vistar) accounted for approximately 24% of net revenues during fiscal 2006 and for approximately 20% of the Company’s accounts receivable balance at December 30, 2006.

Item 8.    Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm	35
Consolidated balance sheets as of December 30, 2006 and December 31, 2005	36
Consolidated statements of income for the years ended December 30, 2006,
December 31, 2005 and December 25, 2004	37
Consolidated statements of shareholders’ equity for the years ended December 30, 2006,
December 31, 2005 and December 25, 2004	38
Consolidated statements of cash flows for the years ended December 30, 2006,
December 31, 2005 and December 25, 2004	39
Notes to consolidated financial statements	40

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

The Company’s Chief Executive Officer and Chief Financial Officer do not expect that the Company’s internal controls will prevent all errors and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of internal controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that internal controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

No change occurred in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the three months ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

Item 9B.     Other Information.

None.

PART III

Item 10.     Directors and Executive Officers of the Registrant

Code of Ethics

Each of the Company’s directors, officers and employees are required to comply with The Inventure Group, Inc. Code of Business Conduct and Ethics adopted by the Company.  The Code of Business Conduct and Ethics sets forth policies covering a broad range of subjects and requires strict adherence to laws and regulations applicable to the Company’s business.  The Company has also adopted a Financial Code of Ethics for its Chief Executive Officer, Chief Financial Officer and all other finance managers.  The Financial Code of Ethics supplements the Code of Business Conduct and Ethics and is intended to emphasize the importance of honest and ethical conduct in connection with the Company’s financial reporting obligations.  The Code of Business Conduct and Ethics and the Financial Code of Ethics are available on the Company’s website at www.poorebrothers.com, under the “Investors-Governance” captions.  Copies of these Codes may also be obtained, without charge, by any shareholder upon written request directed to the Secretary of the Company at 5050 N. 40th St. Suite #300, Phoenix, Arizona 85018.  The Company will post to its website any amendments to these Codes, or waiver from the provisions thereof, applicable to the Company’s directors or any principal executive officer, principal financial officer principal accounting officer or controller, or any person performing similar functions under the “Investors-Governance-Code of Business Conduct-Waivers” caption.

The information regarding Directors and Executive Officers appearing under the headings “Proposal 1: Election of Directors,” “Executive Officers”, “Meetings and Committees of the Board of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” of the Company’s 2007 Proxy Statement is incorporated by reference in this section.

Item 11.     Executive Compensation

The information appearing under the headings “Compensation of Directors,” “Employment Agreements,” “Compensation Committee Report on Executive Compensation” and “Executive Compensation” of the Company’s 2007 Proxy Statement is incorporated by reference in this section.

Item 12.     Security Ownership of Beneficial Owners and Management and Related Stockholder Matters

The information appearing under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance Under Equity Compensation Plans” of the Company’s 2007 Proxy Statement is incorporated by reference in this section.

Item 13.     Certain Relationships and Related Transactions

The information appearing under the heading “Proposal 1: Election of Directors” and “Certain Relationships and Related Transactions” of the Company’s 2007 Proxy Statement is incorporated by reference in this section.

Item 14.     Principal Accountant Fees and Services

Information appearing under the heading “Independent Auditors” of the Company’s 2007 Proxy Statement is incorporated by reference in this section.

PART IV

Item 15.         Exhibits and Financial Statement Schedules:

The following documents are filed as part of this Annual Report on Form 10-K

1.              Financial Statements

Report of Independent Registered Public Accounting Firm

Consolidated balance sheets as of December 30, 2006 and December 31, 2005

Consolidated statements of income for the years ended December 30, 2006, December 31, 2005 and

December 25, 2004

Consolidated statements of shareholders’ equity for the years ended December 30, 2006, December 31, 2005 and December 25, 2004

Consolidated statements of cash flows for the years ended December 30, 2006, December 31, 2005 and

December 25, 2004

Notes to consolidated financial statements

2.              Financial Schedules

Schedules have been omitted because of the absence of conditions under which they are required or because the information required is included in the Company’s consolidated financial statements or notes thereto.

3.              Exhibits required by Item 601 of Regulation S-K:

Exhibit Number		Description
3.1	—	Certificate of Incorporation of the Company filed with the Secretary of State of the State of Delaware on February 23, 1995. (13)
3.2	—	Certificate of Amendment to the Certificate of Incorporation of the Company filed with the Secretary of State of the State of Delaware on March 3, 1995. (13)
3.3	—	Certificate of Amendment to the Certificate of Incorporation of the Company filed with the Secretary of State of the State of Delaware on October 7, 1999. (13)
3.4	—	By-Laws of the Company (as amended and restated on January 11, 2005). (15)
3.5	—	Certificate of Amendment to the Certificate of Incorporation of the Company filed with the Secretary of State of the State of Delaware on May 23, 2006. (28)
4.1	—	Specimen Certificate for shares of Common Stock. (1)
4.4	—	Warrant to purchase 400,000 shares of Common Stock, issued by the Company to Wabash Foods on October 7, 1999. (2)
4.5	—	Form of Revolving Note, Term Note A and Term Note B issued by the Company to U.S. Bancorp Republic Commercial Finance, Inc. on October 7, 1999. (4)

10.1*	—	Non-Qualified Stock Option Agreements dated August 1, 1995, August 31, 1995 and February 29, 1996, by and between the Company and Mark S. Howells. (1)
10.5*	—	Non-Qualified Stock Option Agreement dated as of October 22, 1996, by and between the Company and Mark S. Howells. (1)
10.6*	—	Letter Agreement dated as of November 5, 1996, by and between the Company and Jeffrey J. Puglisi. (1)
10.7*	—	Letter Agreement dated November 1, 1996, by and among the Company, Mark S. Howells, Jeffrey J. Puglisi, David J. Brennan and Parris H. Holmes, Jr. (1)
10.8*	—	Letter Agreement dated December 4, 1996, by and between the Company and Jeffrey J. Puglisi, relating to stock options. (1)
10.9*	—	Letter Agreement dated December 4, 1996, by and between the Company and Mark S. Howells, relating to stock options. (1)
10.10	—	Fixed Rate Note dated June 4, 1997, by and between La Cometa Properties, Inc. and Morgan Guaranty Trust Company of New York. (3)
10.11	—	Deed of Trust and Security Agreement dated June 4, 1997, by and between La Cometa Properties, Inc. and Morgan Guaranty Trust Company of New York. (3)
10.12	—	Guaranty Agreement dated June 4, 1997, by and between the Company and Morgan Guaranty Trust Company of New York. (3)
10.13	—	Agreement for Purchase and Sale of Limited Liability Company Membership Interests dated as of August 16, 1999, by and between Pate Foods Corporation, Wabash Foods and the Company. (2)
10.14	—	Letter Agreement dated July 30, 1999 by and between the Company and Stifel, Nicolaus & Company, Incorporated. (5)
10.15*	—	Poore Brothers, Inc. 1995 Stock Option Plan, as amended. (4)
10.16	—	Credit Agreement, dated as of October 3, 1999, by and between the Company and U.S. Bancorp Republic Commercial Finance, Inc. (4)
10.17	—	Security Agreement, dated as of October 3, 1999, by and between the Company and U.S. Bancorp Republic Commercial Finance, Inc. (4)
10.18	—	Commercial Lease, dated May 1, 1998, by and between Wabash Foods, LLC and American Pacific Financial Corporation. (4)
10.19	—	Agreement for the Purchase and Sale of Assets of Boulder Potato Company dated as of June 8, 2000, by and among the Company, the shareholders of Boulder Potato Company, and Boulder Potato Company. (6)
10.20	—	Registration Rights Agreement dated as of June 8, 2000, by and between Boulder Potato Company and the Company. (6)
10.21	—	First Amendment, dated as of June 30, 2000, to Credit Agreement, dated as of October 3, 1999, by and between the Company and U.S. Bancorp. (6)
10.22	—	Second Amendment to Credit Agreement (dated March 2, 2001), by and between the Company and U.S. Bank National Association. (7)
10.23	—

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

10.31	—	Fifth Amendment to Credit Agreement (dated as of September 27, 2003) by and between the Company and U.S. Bank National Association. (12)
10.32	—

License Agreement, dated November 10, 2003, by and between the Company and Warner Bros. Consumer Products Inc. (Certain portions of this exhibit have been omitted pursuant to a confidential treatment request filed with the Securities and Exchange Commission.). (13)

10.33	—	Commercial Lease Agreement, dated May 22, 2003, by and between the Company and Westland Park LLC (13)
10.34	—	Warehouse Services Agreement, dated June 30, 2003, by and between the Company and Customized Distribution Services, Inc. (13)
10.35	—	License Agreement - #13770-WBLT-Amendment 1, dated June 14, 2004, by and between the Company and Warner Bros. Consumer Products, Inc. (14)
10.36	—	License Agreement - #14559-SCOO-Amendment 1, dated June 14, 2004, by and between the Company and Warner Bros. Consumer Products, Inc. (14)
10.37*	—	Form of Officer Nonstatutory Stock Option Agreement. (16)
10.38*	—	Summary of Director Compensation. (17)
10.39	—

Agreement between Poore Brothers, Inc. and Cinnabon, Inc. entered into as of September 10, 2004, but becoming material in the reporting period of June 25, 2005 (certain portions of this exhibit have been omitted pursuant to a confidential treatment request filed with the Securities and Exchange Commission). (18)

10.40	—	Loan Agreement (Revolving Line of Credit Loan and Term Loan) dated August 19, 2005 between the Company and U.S. Bank National Association. (19)
10.41	—	Security Agreement relating to the Loan Agreement dated August 19, 2005 between the Company and U.S. Bank National Association. (19)
10.42	—	$5 Million Promissory Note (Facility 1 - Revolving Line of Credit Loan) dated August 19, 2005 between the Company and U.S. Bank National Association. (19)
10.43	—	$756,603 Promissory Note (Facility 2 — Term Loan) dated August 19, 2005 between the Company and U.S. Bank National Association. (19)
10.44*	—	Executive Employment Agreement dated August 1, 2005 between the Company and Steven Sklar. (19)
10.45*	—	Restricted Stock Agreement dated August 1, 2005 between the Company and Steven Sklar. (19)
10.46*	—	Letter Agreement dated as of December 14, 2005, by and between the Company and Eric J. Kufel. (20)
10.47*	—	Letter Agreement dated as of December 16, 2005, by and between the Company and Thomas W. Freeze. (20)
10.48*	—	Letter Agreement dated as of December 16, 2005, by and between the Company and Richard M. Finkbeiner. (20)
10.49*	—	Poore Brothers, Inc. Amended and Restated 2005 Equity Incentive Plan. (21)
10.50*	—	Form of Director Nonstatutory Stock Option Agreement — Amended and Restated 2005 Equity Incentive Plan. (23)
10.51*	—	Form of Employee Incentive Stock Option Agreement — Amended and Restated 2005 Equity Incentive Plan. (23)
10.52*	—	Executive Employment Agreement by and between Poore Brothers, Inc. and Eric J. Kufel, dated as of February 14, 2006. (22)
10.53*	—	Executive Employment Agreement by and between Poore Brothers, Inc. and Terry McDaniel, dated as of April 17, 2006. (25)
10.54	—	Commercial Lease Agreement, dated May 8, 2006, by and between the Company and B.G. Associates, Inc. (26)
10.55*	—	Letter Agreement dated as of April 21, 2006, by and between the Company and Thomas Tierney. (27)
10.56*	—	Summary of Director and Officer Compensation. (28)
10.57*	—	Executive Employment Agreement by and between the Company and Steve Weinberger, dated as of July 27, 2006. (29)
14.1	—	Code of Business Conduct and Ethics (30)
14.2	—	Financial Code of Ethics (30)
21.1	—	List of Subsidiaries of the Company. (30)
23.1	—	Consent of Deloitte & Touche, LLP. (30)
31	—	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15(d)-14(a). (30)
32	—	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (30)

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

(12)         Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2003.

(13)         Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 27, 2003.

(14)         Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 26, 2004.

(15)         Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 12, 2005.

(16)         Incorporated by reference to the Company’s Current Report on Form 8-K filed on December 23, 2004.

(17)         Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 25, 2004.

(18)         Incorporated by reference to the Company’s Quarterly Report on 10-Q for the quarter ended June 25, 2005.

(19)         Incorporated by reference to the Company’s Quarterly Report on 10-Q for the quarter ended October 1, 2005

(20)         Incorporated by reference to the Company’s Current Report on Form 8-K filed on December 19, 2005.

(21)         Incorporated by reference to the Company’s definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on April 26, 2006.

(22)         Incorporated by reference to the Company’s Current Report on Form 8-K/A filed on February 16, 2006.

(23)         Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

(24)         Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 10, 2006.

(25)         Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 17, 2006.

(26)         Incorporated by reference to the Company’s Quarterly Report on 10-Q for the quarter ended April 1, 2006.

(27)         Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 21, 2006.

(28)         Incorporated by reference to the Company’s Current Report on Form 8-K filed on May 26, 2006.

(29)         Incorporated by reference to the Company’s Current Report on Form 8-K filed on July 27, 2006.

(30)         Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 29, 2007	THE INVENTURE GROUP, INC.

	By:	/s/ Eric J. Kufel
Eric J. Kufel
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Eric J. Kufel	Chief Executive Officer and Director	March 29, 2007
Eric J. Kufel	(Principal Executive Officer)

/s/ Steve Weinberger	Chief Financial Officer, Secretary & Treasurer	March 29, 2007
Steve Weinberger	(Principal Financial and Accounting Officer)

/s/ Larry R. Polhill	Chairman and Director	March 29, 2007
Larry R. Polhill

/s/ Ashton D. Asensio	Director	March 29, 2007
Ashton D. Asensio

/s/ Mark S. Howells	Director	March 29, 2007
Mark S. Howells

/s/ Macon Bryce Edmonson	Director	March 29, 2007
Macon Bryce Edmonson

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
The Inventure Group, Inc.
Phoenix, Arizona

We have audited the accompanying consolidated balance sheets of The Inventure Group, Inc. and subsidiaries (formerly Poore Brothers, Inc. and subsidiaries) (the “Company”) as of December 30, 2006 and December 31, 2005, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 30, 2006.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The Inventure Group, Inc. and subsidiaries (f/k/a Poore Brothers, Inc. and subsidiaries) as of December 30, 2006 and December 31, 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 30, 2006, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2006, the Company adopted Statement of Financial Accounting Standard No. 123(R) Share-Based Payment, using the modified prospective method.

/s/ DELOITTE & TOUCHE LLP

Phoenix, Arizona
March 29, 2007

THE INVENTURE GROUP, INC. AND SUBSIDIARIES

(FORMERLY POORE BROTHERS, INC. AND SUSIDIARIES)

CONSOLIDATED BALANCE SHEETS

	December 30,	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$8,671,259	$9,695,245
Accounts receivable, net of allowance for doubtful accounts of $26,452 in2006 and $187,107 in 2005	6,284,163	6,671,521
Inventories	3,459,236	2,816,246
Deferred income tax asset	1,103,064	1,806,718
Other current assets	521,208	422,065
Total current assets	20,038,930	21,411,795

Property and equipment, net	12,534,444	10,109,654
Goodwill	5,986,252	5,986,252
Trademarks	4,207,032	4,207,032
Other assets	45,606	88,836
Total assets.	$42,812,264	$41,803,569

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,440,033	$3,309,591
Accrued liabilities	2,975,723	3,506,332
Current portion of long-term debt	112,113	529,176
Current portion of accrued costs related to brand discontinuance and other exit cost accruals	98,400	177,424
Total current liabilities	6,626,269	7,522,523

Long-term debt, less current portion	3,973,461	1,681,432
Non-current portion of accrued costs related to brand discontinuance and other exit cost accruals	91,428	179,617
Deferred income tax liability	2,200,114	2,177,140
Total liabilities	12,891,272	11,560,712

Commitments and contingencies (Notes 8 and 12)

Shareholders’ equity:
Preferred stock, $100 par value; 50,000 shares authorized; no shares issued or outstanding at December 30, 2006 and December 31, 2005	—	—
Common stock, $.01 par value; 50,000,000 shares authorized; 20,150,746 and 20,077,080 shares issued and outstanding at December 30, 2006 and December 31, 2005, respectively	201,508	200,771
Additional paid-in capital	28,854,243	28,424,817
Retained earnings	2,710,662	1,617,269
	31,766,413	30,242,857
Less : treasury stock, at cost: 818,740 shares at December 30,2006 and no shares at December 31, 2005	(1,845,421)	—
Total shareholders’ equity	29,920,992	30,242,857
Total liabilities and shareholders’ equity	$42,812,264	$41,803,569

The accompanying notes are an integral part of these consolidated financial statements.

THE INVENTURE GROUP, INC. AND SUBSIDIARIES

(FORMERLY POORE BROTHERS, INC. AND SUSIDIARIES)

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended
	December 30,	December 31,	December 25,
	2006	2005	2004

Net revenues	$69,818,930	$75,332,541	$68,734,763
Cost of revenues	56,563,445	61,435,762	52,747,106
(Gain on sale)/write-down of equipment	—	(194,359)	308,104
Costs related to brand discontinuance	—	—	1,414,759

Gross profit	13,255,485	14,091,138	14,264,794

Selling, general and administrative expenses	11,639,518	13,638,684	10,558,544

Operating income	1,615,967	452,454	3,706,250

Interest income (expense), net	260,425	49,274	(164,797)

Income before income tax provision	1,876,392	501,728	3,541,453

Income tax provision	(782,999)	(221,244)	(1,406,739)

Net income	$1,093,393	$280,484	$2,134,714

Earnings per common share:
Basic	$0.06	$0.01	$0.11
Diluted	$0.06	$0.01	$0.11

Weighted average number of common shares:
Basic	19,833,068	19,763,992	18,794,977
Diluted	19,856,280	19,946,941	18,947,553

The accompanying notes are an integral part of these consolidated financial statements.

THE INVENTURE GROUP, INC. AND SUBSIDIARIES

(FORMERLY POORE BROTHERS, INC. AND SUSIDIARIES)

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock		Additional	Retained
	Shares	Amount	Paid-in Capital	Earnings (Deficit)	Treasury Stock, at Cost	Total

Balance, December 27, 2003	18,581,788	$185,817	$25,673,752	$(797,929)	$—	$25,061,640
Exercise of common stock options, including related tax benefit	878,499	8,785	1,602,947	—	—	1,611,732
Other issuances of common stock	187,274	1,874	(1,874)	—	—	—
Net income	—	—	—	2,134,714	—	2,134,714
Balance, December 25, 2004	19,647,561	196,476	27,274,825	1,336,785	—	28,808,086
Exercise of common stock options, including related tax benefit	394,166	3,942	1,130,586	—	—	1,134,528
Issuance of restricted stock	35,353	353	174,647	—	—	175,000
Deferred compensation expense, net of amortization	—	—	(155,241)	—	—	(155,241)
Net income	—	—	—	280,484	—	280,484
Balance, December 31, 2005	20,077,080	200,771	28,424,817	1,617,269	—	30,242,857
Exercise of common stock options, including related tax benefit	61,666	617	162,030	—	—	162,647
Issuance of restricted stock and compensation cost, net of unearned deferred compensation and amortization	12,000	120	62,635	—	—	62,755
Stock-based compensation expense	—	—	204,761	—	—	204,761
Purchase of treasury stock, at cost	—	—	—	—	(1,845,421)	(1,845,421)
Net income	—	—	—	1,093,393	—	1,093,393
Balance, December 30, 2006	20,150,746	$201,508	$28,854,243	$2,710,662	$(1,845,421)	$29,920,992

The accompanying notes are an integral part of these consolidated financial statements.

THE INVENTURE GROUP, INC. AND SUBSIDIARIES

(FORMERLY POORE BROTHERS, INC. AND SUSIDIARIES)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended
	December 30, 2006	December 31, 2005	December 25, 2004
Cash flows provided by (used in) operating activities:
Net income	$1,093,393	$280,484	$2,134,714
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	1,255,391	1,214,262	1,340,453
Amortization	5,835	5,836	25,163
Provision for bad debts	(94,558)	83,456	(111,623)
Other asset amortization	—	—	44,066
Deferred income taxes	726,629	(76,107)	969,899
Share-based compensation expense	204,761	—	—
Amortization of deferred compensation expense	62,755	19,406	—
Costs related to brand discontinuance	—	—	1,758,919
Tax benefit from exercise of stock options	—	330,559	315,017
Excess tax benefit from exercise of stock options	(8,916)	—	—
(Gain on sale)/write-down of equipment	—	(194,359)	308,104
Loss on disposition of equipment	12,011	49,046	16,571
Change in operating assets and liabilities:
Accounts receivable	481,916	(1,375,615)	446,367
Inventories, net of brand discontinuance write-offs	(642,990)	(670,504)	(1,390)
Other assets and liabilities	(228,961)	(529,047)	(139,705)
Accounts payable and accrued liabilities	(400,167)	1,349,849	(559,426)
Net cash provided by (used in) operating activities	2,467,099	487,266	6,547,129
Cash flows provided by (used in) investing activities:
Purchase of land, building and equipment	(1,298,522)	(563,249)	(455,769)
Proceeds from disposition of equipment	6,330	281,250	—
Net cash provided by (used in) investing activities	(1,292,192)	(281,999)	(455,769)
Cash flows provided by (used in) financing activities:
Proceeds from issuance of common stock	162,647	804,322	1,296,715
Payments made on long-term debt	(525,035)	(989,834)	(952,155)
Excess tax benefit from exercise of stock options	8,916	—	—
Treasury stock purchases	(1,845,421)	—	—
Net cash provided by (used in) financing activities	(2,198,893)	(185,512)	344,560
Net increase (decrease) in cash and cash equivalents	(1,023,986)	19,755	6,435,920
Cash and cash equivalents at beginning of year	9,695,245	9,675,490	3,239,570
Cash and cash equivalents at end of year	$8,671,259	$9,695,245	$9,675,490

Supplemental disclosures of cash flow information:
Non-cash investing and financing transactions:
Land and building acquired with mortgage financing	$2,400,000	—	—
Cashflow information:
Cash paid during the year for interest	$172,527	$150,979	$293,908
Cash paid during the year for taxes	5,000	442,392	—

The accompanying notes are an integral part of these consolidated financial statements.

THE INVENTURE GROUP, INC. AND SUBSIDIARIES

(FORMERLY POORE BROTHERS, INC. AND SUSIDIARIES)

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

In October 2000, the Company launched its T.G.I. Friday’s® brand snacks pursuant to a license agreement with TGI Friday’s Inc., which expires in 2014.

In June 2003, the Company launched its Crunch Toons® brand potato snacks, initially featuring characters pursuant to a multi-year license agreement with Warner Bros. Consumer Products.  The Company decided to discontinue the brand in June 2004, and ceased using its license agreements with Warner Bros. Consumer Products.

In April 2005, the Company launched its Cinnabon® brand pursuant to a license agreement with Cinnabon, Inc.  We have decided the Cinnabon® brand license does not fit into our strategic plan going forward and therefore the Company terminated the agreement.  The Company ceased selling product under the Cinnabon® brand in 2006.

The Company’s fiscal year ends on the last Saturday occurring in the month of December of each calendar year.  Accordingly, fiscal 2006 commenced January 1, 2006 and ended December 30, 2006.  In 2005, we had an additional week of results (53rd) week.  Our fiscal year ends on the last Saturday of each December, resulting in an additional week of results every five or six years.  In these consolidated financial statements, the additional week of results occurred in the third quarter of 2005.

Business

The Company is engaged in the development, production, marketing and distribution of innovative snack food products that are sold primarily through grocery retailers, mass merchandisers, club stores, convenience stores and vend distributors across the United States.  The Company currently manufactures and sells nationally T.G.I. Friday’s® brand snacks under license from TGI Friday’s Inc.  We also distribute Braids® and pretzels.  The Company also currently (i) manufactures and sells its own brands of snack food products, including Poore Brothers®, Bob’s Texas Style® and Boulder Canyon Natural FoodsTM brand batch-fried potato chips and Tato Skins® brand potato snacks, (ii) manufactures private label potato chips for grocery retail chains in the Southwest and (iii) distributes in Arizona snack food products that are manufactured by others.  The Company sells its T.G.I. Friday’s® brand snack products to mass merchandisers, grocery, club and drug stores directly and to primarily convenience stores and vend operators through independent distributors.  The Company’s other brands are also sold through independent distributors.

Principles of Consolidation

The consolidated financial statements include the accounts of The Inventure Group, Inc. and all of its wholly owned subsidiaries.  All significant intercompany amounts and transactions have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  The Company routinely evaluates its estimates, including those related to accruals for customer programs and incentives, product returns, brand discontinuance costs, bad debts, income taxes, long-lived assets, inventories and contingencies.  The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances.  Actual results could differ from those estimates.

Fair Value of Financial Instruments

At December 30, 2006 and December 31, 2005, the carrying value of cash, accounts receivable, accounts payable and accrued liabilities approximate fair values since they are short-term in nature.  The carrying value of the long-term debt approximates fair-value based on the borrowing rates currently available to the Company for long-term borrowings with similar terms, except for the mortgage loan with fixed interest at 9.03%, which has a fair value of $1.3 million and $1.4 million at December 30, 2006 and December 31, 2005, respectively.  The Company estimates fair values of financial instruments by using available market information.  Considerable judgment is required in interpreting market data to develop the estimate of fair value.  Accordingly, the estimate may not be indicative of the amounts that the Company could realize in a current market exchange.  The use of different market assumptions or valuation methodologies could have a material effect on the estimated fair value amounts.

Derivative Financial Instruments

The Company utilizes an interest rate swap in the management of its variable interest rate exposure and does not enter into derivatives for trading purposes.  All derivatives are measured at fair value and recorded in the balance sheet as either an asset or liability.  Changes in the fair value of derivatives are recorded currently in earnings unless hedge accounting criteria are met.

Because the Company did not qualify the interest rate swap for hedge accounting, the change in fair value of the derivative financial instrument is reflected in current period earnings.

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market.  The Company identifies slow moving or obsolete inventories and estimates appropriate loss provisions related thereto.  If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

Property and Equipment

Property and equipment are recorded at cost.  Cost includes expenditures for major improvements and replacements.  Maintenance and repairs are charged to operations when incurred.  When assets are retired or otherwise disposed of, the related costs and accumulated depreciation are removed from the appropriate accounts, and the resulting gain or loss is recognized.  Depreciation expense is computed using the straight-line method over the estimated useful lives of the assets, ranging from 2 to 30 years.  We capitalize certain computer software and software development costs incurred in connection with developing or obtaining computer software for internal use. Capitalized software costs are included in property, plant and equipment and amortized on a straight-line basis when placed into service over three years.

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

Advertising and Promotional Expenses and Trade Spending.  The Company expenses production costs of advertising the first time the advertising takes place, except for cooperative advertising costs which are expensed when the related sales are recognized.  Costs associated with obtaining shelf space (i.e., “slotting fees”) are accounted for as a reduction of revenue in the period in which such costs are incurred by the Company.  Anytime the Company offers consideration (cash or credit) as a trade advertising or promotional allowance to a purchaser of products at any point along the distribution chain, the amount is accrued and recorded as a reduction in revenue.  Marketing programs that deal directly with the consumer, primarily consisting of in-store demonstrations/samples and a sponsorship with a professional baseball team, are recorded as a marketing expense in selling, general and administrative expenses.  Further discussion of these marketing programs is expanded upon below:

•                  Demonstrations/Samples:   The Company will periodically arrange in-store product demonstrations with club stores (i.e. Sam’s, Costco or BJ’s) or grocery retailers.  Product demonstrations are conducted by independent third party providers designated by the various retailer or club chains.  During the in-store demonstrations the consumers in the stores receive small samples of our products, and consumers are not required to purchase our product in order to receive the sample. The cost of product used in the demonstrations, which is insignificant, and the fee paid to the independent third party providers who conduct the in-store demonstrations are recorded as a sales and marketing expense in selling, general and administrative expenses. When in-store product demonstrations are conducted, the Company does not pay or give any consideration to the club stores or grocery retailers in which the demonstrations occur.

•                  Sponsorship:   The Company has one sponsorship with the Arizona Diamondbacks Major League Baseball team which takes place during their baseball season. The Company does not sell product to the Arizona Diamondbacks, and the sponsorship clearly involves an identifiable benefit to the Company as the fans at the stadium see the Company’s name on the main scoreboard during each game and the value is reasonably estimated due to the fact that the team charges a fixed amount per game which is recorded by the Company as a sales and marketing expense in selling, general and administrative expenses.

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

Stock Options and Stock-Based Compensation

The Company’s 1995 Stock Option Plan (the “1995 Plan”), as amended, provided for the issuance of options to purchase 3,500,000 shares of Common Stock.  The options granted pursuant to the 1995 Plan expire over a five-year period and generally vest over three years.  In addition to options granted under the 1995 Plan, the Company also issued non-qualified options (non-plan options) to purchase Common Stock to certain Directors and Officers which are exercisable and expire either five or ten years from date of grant.  All options are issued at an exercise price of fair market value of the underlying common stock on the date of grant and are non-compensatory.  The 1995 Plan expired in May 2005 and was replaced by the Inventure Group, Inc. 2005 Equity Incentive Plan (the “2005 Plan”) as described below.

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

As originally permitted by SFAS 123, the Company had previously elected to apply the guidance in APB Opinion No. 25, which allowed companies to use the intrinsic value method of accounting  to measure the value of share-based payment transactions with employees. Based on this method, the Company had not previously recognized the compensation cost related to employee stock options in the financial statements as the stock options granted had an exercise price equal to the fair market value of the underlying common stock on the date of grant. Effective January 1, 2006, the Company adopted the provisions of SFAS 123R using the modified prospective application method. Accordingly, prior period amounts have not been restated. Under the modified prospective application method, the compensation cost related to the unvested stock options granted prior to the adoption of SFAS No. 123R, and all new awards will be recognized in the financial statements over the requisite service period based on the fair value of the awards.

During the year ended December 30, 2006 and December 31, 2005, the total share-based compensation expense from restricted stock recognized in the financial statements was $62,755 and $19,406, respectively. There were no restricted stock grants in 2004.  There were no share-based compensation costs which were capitalized.  As of December 30, 2006, the total unrecognized costs related to non-vested restricted stock awards granted was $119,006.  The Company expects to recognize such costs in the financial statements over a weighted-average period of three years.

The adoption of SFAS 123R during 2006 resulted in total share-based compensation expense from vested options recognized in the financial statements of approximately $205,000 which reduced income from operations accordingly. There were no share-based compensation costs which were capitalized.  The stock-based compensation expense caused net income to decrease by approximately $125,000 and basic and diluted earnings per share to decrease by $0.01 per share for the year ended December 30, 2006.

The Company received approximately $163,000 in cash from the exercise of stock options during the year ended December 30, 2006.  The excess tax benefit realized for the tax deductions from the exercise of options of the share-based payment arrangements for the year ended December 30, 2006, was $8,916.  The actual tax benefit realized in 2006 also decreased cash provided  by operating activities, and increased cash provided by financing activities by the same amount.  Pursuant to SFAS 123R prior period amounts have not been restated.

Prior to January 1, 2006, the Company’s stock-based compensation plan was accounted for under the recognition and measurement provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations.  The Company had also adopted the disclosure-only provisions of SFAS 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure”.  Accordingly, no compensation cost was previously recognized for stock option grants.  The following table illustrates the effect on net income and earnings per share if the fair value method required by SFAS 123R had been applied to all outstanding and unvested awards for the years ended 2005 and 2004, using the Black-Scholes valuation model.

	2005	2004
Net income as reported	$280,484	$2,134,714

Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(176,574)	(518,950)

Pro forma net income	$103,910	$1,615,764

Net income per share — basic — as reported	$0.01	$0.11

Pro forma net income per share — basic	$0.01	$0.09

Net income per share — diluted — as reported	$0.01	$0.11

Pro forma net income per share — diluted	$0.01	$0.09

Under the modified prospective method, awards that are granted, modified or settled after the date of adoption should be measured and accounted for in accordance with SFAS 123R.

For purposes of applying SFAS 123R, the fair value of each stock option award that was granted prior to the effective date continues to be accounted for in accordance with SFAS 123 except that amounts must be recognized in the income statement.  The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the years ended:

	2006	2005	2004
Expected dividend yield	0%	0%	0%
Expected volatility	50%	62%	62%
Risk-free interest rate	5.16%	3.15%	3.15%
Expected life — Employees Options	2.4 years	3 years	3 years
Expected life — Board of Directors Options	1.4 years	3 years	3 years

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

As of December 30, 2006, the amount of unrecognized compensation expense to be recognized in future periods, in accordance with SFAS 123R, is approximately $0.2 million.  This expected compensation expense does not reflect any new awards, or modifications to existing awards, that could occur in the future.

Earnings Per Common Share

Basic earnings per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period.  Exercises of outstanding stock options or warrants are assumed to occur for purposes of calculating diluted earnings per share for periods in which their effect would not be anti-dilutive.  Earnings per common share was computed as follows for the years ended December 30, 2006, December 31, 2005 and December 25, 2004:

	2006	2005	2004
Basic Earnings Per Common Share:
Net income	$1,093,393	$280,484	$2,134,714

Weighted average number of common shares	19,833,068	19,763,992	18,794,977

Earnings per common share	$0.06	$0.01	$0.11

Diluted Earnings Per Common Share:
Net income	$1,093,393	$280,484	$2,134,714

Weighted average number of common shares	19,833,068	19,763,992	18,794,977
Incremental shares from assumed conversions - Stock options and restricted stock	23,212	182,949	152,576
Adjusted weighted average number of common shares	19,856,280	19,946,941	18,947,553

Earnings per common share	$0.06	$0.01	$0.11

Recent Accounting Pronouncements

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108), to address diversity in practice in quantifying financial statement misstatements.  SAB 108 states that companies should use both an income statement (rollover) approach and a balance sheet (iron curtain) approach when quantifying and evaluating materiality of a misstatement.   SAB108 was effective for the Company as of December 30, 2006.  The Company’s adoption of SAB 108 did not affect the financial statements.

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109  (FIN 48), which clarifies the accounting for uncertainty in tax positions.  FIN 48 requires that the Company recognize in its financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of the 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of FIN 48 and has not yet completed its initial evaluation.  As a result, the Company has not yet determined the effect adoption will have on financial position or results of operation.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), which clarifies the definition of fair value whenever another standard requires or permits assets or liabilities to be measured at fair value.  Specifically, the standard clarifies that fair value should be based on the assumptions market participants would use when pricing the asset or liability, and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions.  SFAS No. 157 also requires expanded financial statement disclosures about fair value measurements, including disclosure of the methods used and the effect on earnings.  SFAS No. 157 is effective for fiscal years beginning after November 15, 2007.  The Company is currently evaluating the impact of this standard on the consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”).  SFAS No. 159 allows entities to choose to measure eligible financial instruments at fair value with changes in fair value recognized in earnings of each subsequent reporting date.  The fair value election is available for most financial assets and liabilities on an instrument-by-instrument basis and is to be elected on the date the financial instrument is initially recognized.  SFAS 159 is effective for all entities as of the beginning of a reporting entity’s first fiscal year that begins after November 15, 2007 (with earlier application permitted under certain circumstances).  The Company has not determined what impact, if any, the adoption of SFAS No. 159 will have on its consolidated financial statements.

2.     Goodwill and Trademarks:

Goodwill and trademarks relate to the 1998, 1999 and 2000 acquisitions described in Note 1.  Intangibles not subject to amortization consisted of the following as of December 30, 2006 and December 31, 2005:

	2006	2005
Goodwill	$5,986,252	$5,986,252
Trademarks	4,207,032	4,207,032
	$10,193,284	$10,193,284

3.     Accrued Liabilities:

Accrued liabilities consisted of the following as of December 30, 2006 and December 31, 2005:

	2006	2005
Accrued payroll and payroll taxes	$1,300,653	$1,454,697
Accrued royalties and commissions	509,157	554,434
Accrued advertising and promotion	838,934	1,368,929
Accrued other	326,979	128,272
	$2,975,723	$3,506,332

During the fourth quarter of 2005, the Company announced the departure of two executives and recorded charges consisting of severance and certain other personnel costs.  The amounts owed on these two severance agreements are $0 and $491,000 at December 30, 2006 and December 31, 2005, respectively, and are included in accrued payroll and payroll taxes above.

4.     Inventories:

Inventories consisted of the following as of December 30, 2006 and December 31, 2005:

	2006	2005
Finished goods	$1,833,495	$1,731,531
Raw materials	1,625,741	1,084,715
	$3,459,236	$2,816,246

5.     Property and Equipment:

Property and equipment consisted of the following as of December 30, 2006 and December 31, 2005:

	Useful Lives	2006	2005
Buildings and improvements	20 — 30 years	$8,457,319	$5,437,524
Equipment	7 — 15 years	11,331,513	10,998,189
Land	—	346,506	272,006
Vehicles	5 years	0	5,432
Furniture and office equipment	2 — 5 years	1,899,430	1,679,815
		22,034,768	18,392,966
Less accumulated depreciation and amortization		(9,500,324)	(8,283,312)
		$12,534,444	$10,109,654

In December, 2004, the Company concluded that a packaging machine in its Indiana plant was no longer likely to be used, which resulted in a $308,104 impairment charge in 2004.  In 2005, the machine was able to be sold, which resulted in a gain on sale of $194,359.

6.     Long-Term Debt:

Long-term debt consisted of the following as of December 30, 2006 and December 31, 2005:

	2006	2005
Mortgage loan due in monthly installments through July 2012; interest at 9.03%; collateralized by land and building in Goodyear, AZ	$1,685,574	$1,729,134
Mortgage loan due in monthly installments through December 2016; interest at LIBOR plus 165 basis points; collateralized by land and building in Bluffton, IN	2,400,000	—
Term loan due in monthly installments through July 1, 2006; interest at prime rate (7.25% at December 31, 2005); paid in full in June 2006	$—	$481,474
	4,085,574	2,210,608
Less current portion	(112,113)	(529,176)
	$3,973,461	$1,681,432

Annual maturities of long-term debt as of December 30, 2006 are as follows:

Year
2007	$112,113
2008	116,416
2009	126,513
2010	136,985
2011	148,341
Thereafter	3,445,206
$4,085,574

Interest Rate Swap

The Company entered into an interest rate swap in 2006 to effectively convert the interest rate of the mortgage to purchase the Bluffton, IN plant to a fixed rate of 6.85%.  The swap is not accounted for as a cash flow hedge, and as result, unrealized gains and losses are recorded in the Company’s consolidated statement of income.  The swap has a fixed pay-rate of 6.85% and a notional amount of $2.4 million at December 30, 2006 and expires in December, 2016.  The value of the swap is recorded as a $29,250 liability at December 30, 2006.

Interest income (expense), net consisted of the following for the fiscal years ended December 30, 2006, December 31, 2005 and December 25, 2004:

	2006	2005	2004
Interest expense	$(186,203)	$(275,853)	$(221,258)
Interest income	446,628	325,127	56,461
Interest income (expense), net	$260,425	$49,274	$(164,797)

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

The Company’s Bluffton, Indiana manufacturing and distribution facility was purchased for $3.0 million in December, 2006.  A mortgage loan from U.S. Bank National Association bears interest at the 30 day LIBOR plus 165 basis points and is secured by the building and the land on which it is located.  The loan matures in December, 2016; however monthly principal and interest installments of $18,392 are determined based on a twenty-year amortization period.

The Company has a Line of Credit with U.S. Bancorp (collectively, the “Credit Agreement”) consisting of: (i) a $5.0 million line of credit with a borrowing limit calculated based on specified percentages of eligible receivables and inventories and (ii) a $0.5 million capital expenditures line of credit.

The Line of Credit bears interest at the prime rate less 0.5% (7.75% at December 30, 2006) and matures on June 30, 2008.  Interest is due monthly, with the outstanding principal balance due in full at the maturity date.  The Term Loan that existed at December 31, 2005 bore interest at the prime rate (7.25% at December 31, 2005) and matured on July 1, 2006.  Monthly principal payments of $68,782 plus interest were due under the Term Loan.  At December 30, 2006, there was no outstanding balance on the Line of Credit or the Term Loan.

The Credit Agreement is secured by substantially all assets of the Company.  The Company’s obligations under the Credit Agreement are guaranteed by each of its subsidiaries.  The agreement requires the Company to maintain compliance with certain financial covenants, including a minimum tangible net worth, a minimum fixed charge coverage ratio and a minimum current ratio.  At December 30, 2006, the Company was in compliance with all of the financial covenants.

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

7.     Brand Discontinuance: (Continued)

The following table summarizes the activity of the accrued costs related to brand discontinuance and other exit costs for the years ended December 30, 2006 and December 31, 2005:

	June 11, 2004 Brand Discontinue Charges	Write-offs and Payments	Dec. 25, 2004 Accrued Expense Balance	Payments	Dec. 31, 2005 Accrued Expense Balance	Payments	Dec. 30, 2006 Accrued Expense Balance
Inventory and equipment write-offs	$294,768	$(294,768)	$—	$—	$—	$—	$—
Write-down of prepaid royalties and present value of guaranteed minimum royalty payments (1,2)	$1,119,991	$(527,519)	$592,472	$(235,431)	$357,041	$(167,213)	$189,828
Reclamation costs (1)	$344,160	$(309,662)	34,498	(34,498)	—	—	—
Present value of remaining lease payments on equipment (1,3)	308,104	—	308,104	(308,104)	—	—	—
	$2,067,023	$(1,131,949)	$935,074	$(578,033)	$357,041	$(167,213)	$189,828

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

(3)                                  In accordance with SFAS No. 146, the fair value of remaining operating lease payments were recorded relating to a machine the Company determined would no longer be used.  This machine lease was paid off in July 2005 and was able to be sold in 2005 resulting in a gain on sale of $194,359.

8.     Commitments and Contingencies:

The Company is periodically a party to various lawsuits arising in the ordinary course of business.  Management believes, based on discussions with legal counsel, that the resolution of such lawsuits, individually and in the aggregate, will not have a material adverse effect on the Company’s financial position or results of operations.

The Company leases one-half of a 200,000 square foot facility in Bluffton, Indiana which is used as a distribution center.  The Company has entered into a lease, the initial term expiring in November 2006, with respect to the facility and has entered into the first of two three-year renewal options.  Current lease payments are approximately $31,500 per month.  The Company also has entered into a service agreement expiring in December 2008 with a third party for warehousing services.  The service agreement includes certain minimum monthly usage commitments amounting to $1,188,000 in each of 2007 and 2008.

In addition to the Company’s facility leases, the Company has entered into a variety of operating leases for equipment and vehicles.  Rental expense under all operating leases was $1,529,400, $1,553,000 and $1,666,000 for fiscal 2006, 2005 and 2004, respectively.  Minimum future rental commitments under non-cancelable leases as of December 30, 2006 are as follows:

Year	Operating Leases
2007	$1,356,000
2008	891,000
2009	705,000
2010	603,000
2011	457,000
Thereafter	368,000
Total	$4,380,000

The Company licenses technology from a third party in connection with the manufacture of its T.G.I. Friday’s® and Tato Skins® brand products and has a royalty-bearing, exclusive right license to use the technology in the United States, Canada, and Mexico until such time the parties mutually agree to terminate the agreement and provide written sixty (60) days notice to each other.  In consideration for the use of this technology, the Company is required to make royalty payments to the third party on sales of products manufactured utilizing the technology until such termination date.  The patents for this technology expired December 26, 2006. However, should products substantially similar to Tato Skins® , O’Boisies® and Pizzarias® become available, for any reason, in the marketplace by any manufacturer other than the Company which results in a sales decline of 10% or more, any royalty obligation for the respective product (s) shall cease.

The Company licenses the T.G.I. Friday’s® brand snacks trademark from TGI Friday’s Inc. under a license agreement with a term expiring in 2014.  Pursuant to the license agreement, the Company is required to make royalty payments on sales of T.G.I. Friday’s® brand snack products and is required to achieve certain minimum sales levels by certain dates during the contract term.

9.     Shareholders’ Equity:

Common Stock

Approximately 4.3 million shares of outstanding Common Stock issued by the Company are subject to “piggyback” registration rights granted by the Company, pursuant to which such shares of Common Stock may be registered under the Securities Act and, as a result, become freely tradable in the future.  The Company will be required to pay all expenses relating to any such registration, other than underwriting discounts, selling commissions and stock transfer taxes applicable to the shares, and any other fees and expenses incurred by the holder(s) of the shares (including, without limitation, legal fees and expenses) in connection with the registration.  All or a portion of such shares may, at the election of the holders thereof, be included in any future registration statement of the Company and, upon the effectiveness thereof, may be sold in the public markets.

On August 1, 2005, the Company issued to its Senior Vice President of Marketing 35,353 shares of restricted stock under the Company’s 2005 Equity Incentive Plan, subject to vesting in equal annual installments over three years.  The restricted stock was valued at the fair market value of the Common Stock on the date of grant, and the resulting deferred compensation expense of $175,000 was included in additional paid-in capital and is being amortized over the vesting period.  During 2006 and 2005, amortization expense of $58,215 and $19,406, respectively, related to this grant is included in selling, general and administrative expenses.

On July 25, 2006, the Company issued to its Vice President of Human Resources 12,000 shares of restricted stock under the Company’s 2005 Equity Incentive Plan, subject to vesting in equal annual installments over three years.  The restricted stock was valued at the fair market value of the Common Stock on the date of grant, and the resulting deferred compensation expense of $26,520 was included in additional paid-in capital and is being amortized over the vesting period.  During 2006, amortization expense of $4,540 related to this grant is included in selling, general and administrative expenses.

Preferred Stock

The Company has authorized 50,000 shares of $100 par value Preferred Stock, none of which is outstanding.  The Company may issue such shares of Preferred Stock in the future without shareholder approval.

Warrants

Warrants had been issued in connection with prior financings and the acquisition of Wabash.  During fiscal 2004, warrant activity was as follows:

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

The 2005 Plan was approved at the Company’s 2005 Annual Meeting of Shareholders, and expires in May 2015.  Awards granted under the 2005 Plan may include: nonqualified stock options, incentive stock options, restricted stock, restricted stock units, stock appreciation rights, performance units and stock-reference awards.  If any shares of Common Stock subject to awards granted under the 1995 Plan or the 2005 Plan are canceled, those shares will be available for future awards under the 2005 Equity Incentive Plan.  The Awards granted pursuant to the 2005 Plan generally expire over a five-year period and generally vest over three years.  As of December 30, 2006, there were 1,028,332 shares of Common Stock available for Awards under the 2005 Plan.

During fiscal years 2004, 2005 and 2006, stock option activity was as follows:

	Plan Options		Non-Plan Options
	Options Outstanding	Weighted Average Exercise Price	Options Outstanding	Weighted Average Exercise Price
Balance, December 27, 2003	1,156,500	$2.82	1,082,500	$1.74
Granted	625,000	2.69	—	—
Canceled	(335,001)	2.96	(10,000)	3.60
Exercised	(145,166)	1.66	(725,000)	1.42
Balance, December 25, 2004	1,301,333	$2.85	347,500	$2.35
Granted	40,000	4.99	—	—
Canceled	(355,500)	2.80	(13,334)	3.60
Exercised	(202,500)	2.56	(191,666)	1.49
Balance, December 31, 2005	783,333	$3.04	142,500	$3.38
Granted	487,000	2.74	—	—
Canceled	(486,667)	3.16	(90,000)	3.25
Exercised	(61,666)	2.44	—	—
Balance, December 30, 2006	722,000	$2.80	52,500	$3.60

Tax benefits on stock options exercised are recorded as increases to additional paid-in capital and totaled $8,916, $330,559 and $315,017 for fiscal 2006, 2005 and 2004, respectively.

The following table summarizes information about stock options outstanding and exercisable at December 30, 2006:

Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$2.10 - $2.99	677,000	3.5	$2.61	175,000	$2.61
$3.08 - $3.60	67,500	1.6	$3.53	64,167	$3.55
$4.20 - $5.00	30,000	3.3	$4.91	23,333	$4.89
	774,500	3.3	$2.86	262,500	$3.04

The table below summarizes the number of exercisable options outstanding and the weighted average exercise prices for each of the previous three fiscal years:

	Plan Options		Non-Plan Options
	Exercisable Options Outstanding	Weighted Average Exercise Price	Exercisable Options Outstanding	Weighted Average Exercise Price
December 30, 2006	210,000	$2.90	52,500	$3.60
December 31, 2005	636,666	$2.97	118,333	$3.34
December 25, 2004	553,555	$2.89	275,833	$2.02

The total intrinsic value related to stock options outstanding as of December 30, 2006 was $23,950. The aggregate intrinsic value is based on the exercise price and the Company’s closing stock price of $2.45 as of December 30, 2006.

In May, 2006 the Company’s Board of Directors approved a stock re-purchase program whereby up to $3 million of common stock could be purchased from time to time at the discretion of management.  The repurchase program expired on February 14, 2007.  During the year ended December 30, 2006 the Company purchased 818,740 shares at a total cost of $1,845,421.  The repurchased shares are held as treasury stock and are available for general corporate purposes.  Common stock held in the Company’s treasury has been recorded at cost.

A summary of our common stock repurchases under the $3 million repurchase program is set forth in the following table.  All shares of common stock were repurchased pursuant to open market transactions.

Period	Total Number of Shares Repurchased	Weighted Average Price Paid Per Share	Total Number of Shares Repurchased as Part of Publicly Announced Programs	Amount Repurchased Under the Program

5/2006 Approved				$3,000,000

Transactions:

August 2006	600,740	$2.26	600,740	$1,358,461

November 2006	218,000	2.23	218,000	486,960

Totals	818,740	$2.25	818,740	$1,845,421

10.  Income Taxes:

The provision for income taxes consisted of the following for the years ended December 30, 2006, December 31, 2005 and December 25, 2004:

	2006	2005	2004
Current:
Federal	$(2,000)	$—	$—
State	(54,369)	—	(83,855)
	(56,369)	—	(83,855)
Deferred:
Federal	(678,999)	(193,655)	(1,220,220)
State	(47,631)	(27,589)	(102,664)
	(726,630)	(221,244)	(1,322,884)

Total provision for income taxes	$(782,999)	$(221,244)	$(1,406,739)

The following table provides a reconciliation between the amount determined by applying the statutory federal income tax rate to the pretax income amount for the years ended December 30, 2006, December 31, 2005 and December 25, 2004:

	2006	2005	2004
Provision at statutory rate	$(637,973)	$(170,588)	$(1,204,094)
State income tax, net	(93,820)	(24,530)	(173,530)
Nondeductible expenses and other	(51,206)	(26,126)	(29,115)
Income tax provision	$(782,999)	$(221,244)	$(1,406,739)

The income tax effects of loss carryforwards and temporary differences between financial and income tax reporting that give rise to the deferred income tax asset and liability are as follows as of December 30, 2006 and December 31, 2005:

	2006	2005
Deferred Tax Asset — current
Net operating loss carryforward	$651,000	$827,000
Allowance for doubtful accounts	10,000	73,000
Accrued liabilities	369,000	413,000
Other	73,064	493,718
	1,103,064	1,806,718
Deferred Tax Liability — noncurrent
Depreciation and amortization	(2,233,688)	(2,208,530)
AMT minimum tax credit carryforward	33,572	31,390
	(2,200,116)	(2,177,140)
Net deferred tax liability	$(1,097,052)	$(370,422)

The Company experienced significant net losses in prior fiscal years resulting in a net operating loss (“NOL”) carryforward for federal income tax purposes of approximately $1.9 million at December 30, 2006.  The Company’s NOL will begin to expire in varying amounts between 2010 and 2018.  The Company also has an alternative minimum tax (“AMT”) credit carryforward for federal income tax purposes of $33,572 at December 30, 2006.

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

11.  Business Segments and Significant Customers:

For the year ended December 30, 2006, Wal*Mart (including its SAM’s Clubs) and Vistar, a national vending distributor, were the only two customers accounting for more than 10% of total Company net revenue.  Wal*Mart accounted for $9,284,000 or 13%, $14,043,000, or 19%, and $14,211,000 or 21%, for fiscal years 2006, 2005 and 2004, respectively.  Vistar accounted for $7,972,000 or 11%, $8,504,000 or 11%, and $9,373,000 or 14%, for fiscal years 2006, 2005 and 2004, respectively.

The Company’s operations consist of two segments: manufactured products and distributed products.  The manufactured products segment produces potato chips, potato crisps and potato skins for sale primarily to snack food distributors and retailers.  The distributed products segment sells snack food products manufactured by other companies to the Company’s Arizona snack food distributors.  The Company’s reportable segments offer different products and services.  The majority of the Company’s revenues are attributable to external customers in the United States.  The Company does sell to Canadian customers as well, however the revenues attributable to Canadian customers is immaterial.  All of the Company’s assets are located in the United States.  All long-lived assets, trademarks, and goodwill are associated exclusively with the Company’s manufactured products segment.  The Company does not allocate any assets to the distributed products segment.

	Percent of Total Revenues
	2006	2005	2004
Branded products	93%	93%	94%
Private label products	3%	3%	3%
Total manufactured products segment revenues	96%	96%	97%

Distributed products segment revenues	4%	4%	3%

Total revenues	100%	100%	100%

In fiscal years 2006, 2005 and 2004, the T.G.I. Friday’s® brand snacks represented 66%, 65% and 72%, respectively, of the Company’s total net revenues.

The accounting policies of the segments are the same as those described in the Summary of Significant Accounting Policies (Note 1).  The Company does not allocate assets, selling, general and administrative expenses, income taxes or other income and expense to segments.

	Manufactured Products	Distributed Products	Consolidated
2006
Net revenues from external customers	$66,897,862	$2,921,068	$69,818,930
Depreciation and amortization included in segment gross profit	868,359	—	868,359
Segment gross profit	12,923,140	332,345	13,255,485

2005
Net revenues from external customers	$72,028,649	$3,303,892	$75,332,541
Depreciation and amortization included in segment gross profit	842,238	—	842,238
Segment gross profit	13,593,005	498,133	14,091,138

2004
Net revenues from external customers	$66,629,008	$2,105,755	$68,734,763
Depreciation and amortization included in segment gross profit	998,415	—	998,415
Costs related to brand discontinuance	1,414,759	—	1,414,759
Segment gross profit	13,958,782	306,012	14,264,794

The following table reconciles reportable segment gross profit to the Company’s consolidated income before income tax provision for the years ended December 30, 2006, December 31, 2005 and December 25, 2004:

	2006	2005	2004
Segment gross profit	$13,255,485	$14,091,138	$14,264,794
Unallocated amounts:
Selling, general and administrative expenses	(11,639,518)	(13,638,684)	(10,558,544)
Interest income (expense), net	260,425	49,274	(164,797)
Income before income taxes	$1,876,392	$501,728	$3,541,453

12.  Litigation:

The Company is periodically a party to various lawsuits arising in the ordinary course of business.  Management believes, based on discussions with legal counsel, that the resolution of any such lawsuits, individually and in the aggregate,  will not have a material adverse effect on the financial statements taken as a whole.

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

13.  Related Party Transactions:

The land and building (140,000 square feet) occupied by the Company in Bluffton, Indiana was leased pursuant to a twenty year lease dated May 1, 1998 with American Pacific Financial Corporation, an affiliate of Pate Foods Corporation from whom the Company purchased Wabash in October 1999.  Rent expense was approximately $300,000 in each of the years December 30, 2006, December 31, 2005 and December 25, 2004.  On December 4, 2006, the Company purchased the facility from Lincoln Estates, LLC for $3 million.  The Company’s Board of Directors identified the transaction as a related party transaction because Larry Polhill, a Director of the Company, owns 50% of Capital Foods LLC, which is the largest single shareholder of the Company and an affiliate of Lincoln Estates, LLC.  The transaction was reviewed and unanimously approved by the Board, including all of the Company’s disinterested Directors.

14.  Quarterly Financial Data (Unaudited):

The results for any single quarter are not necessarily indicative of the Company’s results for any other quarter or the full year.  The sum of quarterly earnings (loss) per share information may not agree to the annual amount due to rounding and use of the treasury stock method of calculating earnings (loss) per share.

(in 000’s, except for share and per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
Fiscal 2006
Net revenues	$17,595	$18,498	$17,576	$16,150	$69,819
Gross profit.	3,097	3,701	3,647	2,810	13,255
Operating income	81	830	480	225	1,616
Net income	$68	$543	$329	$153	$1,093

Earnings per common share:
Basic	$0.00	$0.03	$0.02	$0.01	$0.06
Diluted	$0.00	$0.03	$0.02	$0.01	$0.06

Weighted average number of common shares:
Basic	20,073,111	20,106,027	19,505,400	19,394,383	19,833,068
Diluted	20,097,237	20,124,950	19,625,173	19,399,074	19,856,280

(in 000’s, except for share and per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
Fiscal 2005
Net revenues	$16,557	$23,134	$18,626	$17,016	$75,333
Gross profit.	3,388	5,870	2,724	2,109	14,091
Operating income (loss) (1),(2)	340	2,275	(509)	(1,654)	452
Net income (loss)	$208	$1,407	$(269)	$(1,066)	$280

Earnings (loss) per common share:
Basic	$0.01	$0.07	$(0.01)	$(0.05)	$0.01
Diluted	$0.01	$0.07	$(0.01)	$(0.05)	$0.01

Weighted average number of common shares:
Basic	19,647,561	19,681,902	19,842,862	20,053,509	19,763,992
Diluted	19,854,440	19,841,862	19,842,862	20,053,509	19,946,941

(1)   Operating income (loss) during the third quarter of 2005 includes $535,000 in charges associated with slow-moving new product, mainly attributable to the Cinnabon® branded product.

(2)   Operating income (loss) during the fourth quarter of 2005 includes $553,000 in severance charges for two executives and $615,000 in charges associated with slow-moving new product, mainly attributable to the Cinnabon® branded product.

15.  Accounts Receivable Allowance:

Changes to the allowance for doubtful accounts during the each of the three fiscal years ended December 30, 2006 are summarized below:

	Balance at beginning of period	Charges (Reductions) to Expense	(Write-offs) Collections	Balance at end of period
Fiscal 2004	$347,000	(112,000)	(146,000)	$89,000

Fiscal 2005	$89,000	83,000	15,000	$187,000

Fiscal 2006	$187,000	(95,000)	(65,000)	$27,000

16.  Concentrations of Credit Risk:

The Company’s cash is placed with major banks.  The Company, in the normal course of business, maintains balances in excess of Federal insurance limits.

The Company’s primary concentration of credit risk is related to certain trade accounts receivable.  In the normal course of business, the Company extends unsecured credit to its customers.  In 2006 and 2005, substantially all of the Company’s customers were distributors or retailers whose sales were concentrated in the grocery industry, throughout the United States.  The Company investigates a customer’s credit worthiness before extending credit.  At December 30, 2006 and December 31, 2005, two customers accounted for 20% and 23% of accounts receivable, respectively.

EXHIBIT INDEX

14.1	—	Code of Business Conduct and Ethics

14.2	—	Financial Code of Ethics

21.1	—	List of subsidiaries of The Inventure Group, Inc.

23.1	—	Consent of Deloitte & Touche LLP.

31.1	—	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15(d)-14(a).

31.2	—	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15(d)-14(a).

32	—

Certification of Chief Executive Officer and Chief Financial Officer and Principal Accounting Officer pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* - Management compensatory plan or arrangement.