Form 10-Q
period 2007-03-31
INVENTURE GROUP, INC.
filed 2007-05-14
CIK 944508

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2007

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                to

Commission File Number: 1-14556

THE INVENTURE GROUP, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	86-0786101
(State or Other Jurisdiction of Incorporation or	(I.R.S. Employer
Organization)	Identification No.)

5050 N. 40th Street, Suite # 300 Phoenix, Arizona	85018
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code:  (623) 932-6200

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

Yes ☐          No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  19,302,251 as of May 1, 2007.

PART I.                 FINANCIAL INFORMATION

Item 1.    Financial Statements

THE INVENTURE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	March 31, 2007	December 30, 2006
ASSETS
Current assets:
Cash and cash equivalents	$7,649,762	$8,671,259
Accounts receivable, net of allowance of $18,452 in 2007 and $26,452 in 2006	6,011,083	6,284,163
Inventories	3,625,958	3,459,236
Deferred income tax asset	1,012,051	1,103,064
Other current assets	551,369	521,208
Total current assets	18,850,223	20,038,930

Property and equipment, net	12,810,024	12,534,444
Goodwill	5,986,252	5,986,252
Trademarks	4,207,032	4,207,032
Other assets	44,148	45,606
Total assets	$41,897,679	$42,812,264
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,893,861	$3,440,033
Accrued liabilities	2,546,299	2,975,723
Current portion of long-term debt	109,276	112,113
Current portion of accrued costs related to brand discontinuance and other exit cost accruals	93,715	98,400
Total current liabilities	5,643,151	6,626,269

Long-term debt, less current portion	3,949,635	3,973,461
Non-current portion of accrued costs related to brand discontinuance and other exit cost accruals	—	91,428
Deferred income tax liability	2,200,114	2,200,114
Total liabilities	11,792,900	12,891,272

Commitments and contingencies (Note 6)

Shareholders’ equity:
Preferred stock, $100 par value; 50,000 shares authorized; no shares issued or outstanding at March 31, 2007 and December 30, 2006	—	—
Common stock, $.01 par value; 50,000,000 shares authorized 20,110,085 and 20,150,746 shares issued and outstanding at March 31, 2007 and December 30, 2006, respectively	201,100	201,508
Additional paid-in capital	28,932,929	28,854,243
Retained earnings	2,816,171	2,710,662
	31,950,200	31,766,413
Less: treasury stock, at cost: 818,740 shares in 2007 and 2006	(1,845,421)	(1,845,421)
Total shareholders’ equity	30,104,779	29,920,992
Total liabilities and shareholders’ equity	$41,897,679	$42,812,264

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE INVENTURE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	Quarter Ended
	March 31, 2007	April 1, 2006

Net revenues	$16,979,897	$17,595,248

Cost of revenues	13,883,337	14,497,539

Gross profit	3,096,560	3,097,709

Selling, general and administrative expenses	2,907,694	3,016,343

Operating income	188,866	81,366

Interest income, net	20,143	40,817

Income before income tax provision	209,009	122,183

Income tax provision	103,500	54,019

Net income	$105,509	$68,164

Earnings per common share:
Basic	$0.01	$0.00
Diluted	$0.01	$0.00

Weighted average number of common shares:
Basic	19,302,251	20,073,111
Diluted	19,317,893	20,097,237

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE INVENTURE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Quarter Ended
	March 31, 2007	April 1, 2006

Cash flows from operating activities:
Net income	$105,509	$68,164
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	359,579	311,453
Amortization	1,458	1,459
Provision for bad debts	(7,464)	41,547
Deferred income taxes	91,013	42,553
Share-based compensation expense	61,516	79,001
Amortization of deferred compensation expense	16,763	14,553
Loss on disposition of equipment	—	942
Change in operating assets and liabilities:
Accounts receivable	280,544	(135,983)
Inventories	(166,722)	114,102
Other assets and liabilities	(81,099)	(146,937)
Tax benefit from share-based payments	—	(4,540)
Accounts payable and accrued liabilities	(1,000,527)	(480,334)
Net cash provided by (used in) operating activities	(339,430)	(94,020)

Cash flows from investing activities:
Purchase of equipment	(635,159)	(110,781)
Purchase of short-term investments	(20,245)	—
Net cash provided by (used in) investing activities	(655,404)	(110,781)

Cash flows from financing activities:
Proceeds from issuance of common stock	—	94,365
Payments made on long-term debt	(26,663)	(214,001)
Tax benefit from exercise of stock options	—	4,540
Net cash provided by (used in) financing activities	(26,663)	(115,096)
Net increase in cash and cash equivalents	(1,021,497)	(319,897)
Cash and cash equivalents at beginning of period	8,671,259	9,695,245
Cash and cash equivalents at end of period	$7,649,762	$9,375,348

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$77,115	$49,475

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

Business

The Company is engaged in the development, production, marketing and distribution of innovative snack food products that are sold primarily through grocery retailers, mass merchandisers, club stores, convenience stores and vend distributors across the United States.  The Company currently manufactures and sells nationally T.G.I. Friday’s® brand snacks under license from TGI Friday’s Inc. The Company also distributes Braids® and pretzels.  The Company also currently (i) manufactures and sells its own brands of snack food products, including Poore Brothers®, Bob’s Texas Style®, and Boulder Canyon Natural FoodsTM brand batch-fried potato chips and Tato Skins® brand potato snacks, (ii) manufactures private label potato chips for grocery retail chains in the Southwest, and (iii) distributes in Arizona snack food products that are manufactured by others.  The Company sells its T.G.I. Friday’s® brand snack products to mass merchandisers, grocery, club and drug stores directly and to convenience stores and vend operators through independent distributors.  The Company’s other brands are also sold through independent distributors.

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

Basis of Presentation

The consolidated financial statements include the accounts of The Inventure Group, Inc. and all of its wholly owned subsidiaries.  All significant intercompany amounts and transactions have been eliminated.  The financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all the information and footnotes required by accounting principles generally accepted in the United States of America.  In the opinion of management, the condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary in order to make the condensed consolidated financial statements not misleading.  A description of the Company’s accounting policies and other financial information is included in the audited financial statements filed with the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2006.  The results of operations for the quarter ended March 31, 2007 are not necessarily indicative of the results expected for the full year.

Earnings Per Common Share

Basic earnings per common share is computed by dividing net income by the weighted average number of shares of Common Stock outstanding during the period.  Exercises of outstanding stock options are assumed to occur for purposes of calculating diluted earnings per share for periods in which their effect would not be anti-dilutive.  Earnings per common share was computed as follows for the quarters ending March 31, 2007 and April 1, 2006:

	Quarter Ended
	March 31, 2007	April 1, 2006
Basic Earnings Per Common Share:
Net income	$105,509	$68,164

Weighted average number of common shares	19,302,251	20,073,111

Earnings per common share.	$0.01	$0.00

Diluted Earnings Per Common Share:
Net income	$105,509	$68,164

Weighted average number of common shares	19,302,251	20,073,111
Incremental shares from assumed conversions of stock options and non-vested shares of restricted stock	15,642	24,126
Adjusted weighted average number of common shares	19,317,893	20,097,237

Earnings per common share	$0.01	$0.00

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

The 2005 Plan expires in May 2015.  Awards granted under the 2005 Plan may include: nonqualified stock options, incentive stock options, restricted stock, restricted stock units, stock appreciation rights, performance units and stock-reference awards.  If any shares of Common Stock subject to awards granted under the 1995 Plan or the 2005 Plan are canceled, those shares will be available for future awards under the 2005 Equity Incentive Plan.  As of March 31, 2007, there were 215,832 shares of Common Stock available for Awards under the 2005 Plan.

During the three months ended March 31, 2007 and April 1, 2006 the total share-based compensation expense from restricted stock recognized in the financial statements was $16,763 and $14,553, respectively and is included in selling, general and administrative expenses.  There were no share-based compensation costs which were capitalized.  As of March 31, 2007, the total unrecognized costs related to non-vested restricted stock awards granted was $102,242.  The Company expects to recognize such costs in the financial statements over a period of three years.

During the three months ended March 31, 2007, the Company recorded $61,516 of share-based compensation expense (and a reduction of income before taxes) related to stock options.

The Company estimated the fair value of stock options issued using the Black-Scholes option pricing model, with the following assumptions:

	March 31, 2007	April 1, 2006 (1)
Expected dividend yield	0%	—
Expected volatility	50%	—
Risk-free interest rate	4.66%	—
Expected life	2.4 years	—

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

As of March 31, 2007 the amount of unrecognized compensation expense to be recognized in future periods, in accordance with SFAS 123R, is approximately $536,000.  This expected compensation expense does not reflect any new awards, or modifications to existing awards, that could occur in the future.

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

The following table summarizes stock option activity during the quarter ended March 31, 2007:

	Plan Options		Non-Plan Options
	Options Outstanding	Weighted Average Exercise Price	Options Outstanding	Weighted Average Exercise Price
Balance, December 30, 2006	722,000	$2.80	52,500	$3.60
Granted	812,500	$2.69	—	—
Forfeited	—	—	—	—
Exercised	—	—	—	—
Balance, March 31, 2007	1,534,500	$2.74	52,500	$3.60

Tax benefits on stock options exercised are recorded as increases to additional paid-in capital and totaled $0 and $4,540 for March 31, 2007 and April 1, 2006, respectively.

There were no restricted stock awards granted during the three months ended March 31, 2007 and April 1, 2006.  All restricted stock awards vest three years from the date of grant. Share-based compensation expense related to restricted stock awards is recognized on the straight-line method over the requisite service period, which is approximately three years, and the related share-based compensation expense is included in selling, general and administrative expenses.

Deferred Compensation Plan

Effective January 1, 2007 the Company entered into a deferred compensation plan.  The assets are vested in mutual funds and are reflected in other current assets and the related obligation is reflected in accrued liabilities in the balance sheet.

2.     Accrued Liabilities:

Accrued liabilities consisted of the following as of March 31, 2007 and December 30, 2006:

	March 31, 2007	December 30, 2006
Accrued payroll and payroll taxes	$708,218	$1,300,653
Accrued royalties and commissions	492,032	509,157
Accrued advertising and promotion	1,000,017	838,934
Accrued other	346,032	326,979
	$2,546,299	$2,975,723

3.              Inventories:

Inventories consisted of the following as of March 31, 2007 and December 30, 2006:

	March 31,	December 30,
	2007	2006
Finished goods	$1,988,044	$1,833,495
Raw materials	1,637,914	1,625,741
	$3,625,958	$3,459,236

4.              Long-Term Debt:

Interest Rate Swap

The Company entered into an interest rate swap in 2006 to effectively convert the interest rate of the mortgage to purchase the Bluffton, IN plant to a fixed rate of 6.85%.  The swap is not accounted for as a cash flow hedge, and as result, unrealized gains and losses are recorded in the Company’s consolidated statement of income.  The swap has a fixed pay-rate of 6.85% and a notional amount of $2.4 million at March 31, 2007 and expires in December, 2016.  The value of the swap is recorded as a $29,309 liability at March 31, 2007.

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

The Company’s Bluffton, Indiana manufacturing and distribution facility was purchased for $3.0 million in December, 2006.  The facility is subject to a $2.4 million mortgage loan from U.S. Bank National Association, bears interest at the 30 day LIBOR plus 165 basis points and is secured by the building and the land on which it is located.  The loan matures in December, 2016; however monthly principal and interest installments of $18,392 are determined based on a twenty-year amortization period.

The Company has a Line of Credit with U.S. Bancorp (collectively, the “Credit Agreement”) consisting of: (i) a $5.0 million line of credit with a borrowing limit calculated based on specified percentages of eligible receivables and inventories and (ii) a $0.5 million capital expenditures line of credit.

The Line of Credit bears interest at the prime rate less 0.5% (7.75% at March 31, 2007) and matures on June 30, 2008.  Interest is due monthly, with the outstanding principal balance due in full at the maturity date.  At March 31, 2007, there was no outstanding balance on the Line of Credit.

The Credit Agreement is secured by substantially all assets of the Company.  The Company’s obligations under the Credit Agreement are guaranteed by each of its subsidiaries.  The agreement requires the Company to maintain compliance with certain financial covenants, including a minimum tangible net worth, a minimum fixed charge coverage ratio and a minimum current ratio.  At March 31, 2007, the Company was in compliance with all of the financial covenants.

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

The following table summarizes the activity of the accrued costs related to brand discontinuance and other exit costs for the three months ended March 31, 2007:

	Dec 30, 2006			Mar 31, 2007
	Accrued Expense			Accrued Expense
	Balance	Payments		Balance
Present value of guaranteed
Minimum royalty payments	$189,828	$96,113	(2)	$93,715	(1)

(1)                                  These amounts are reflected in the Consolidated Balance Sheets as “Current portion of accrued costs related to brand discontinuance and other exit cost accruals.”

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

The accounting policies of the segments are the same as those described in the Summary of Significant Accounting Policies included in Note 1 to the audited financial statements filed with the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2006.  The Company does not allocate assets, selling, general and administrative expenses, income taxes or other income and expense to its segments.

	Manufactured Products	Distributed Products	Consolidated
Quarter ended March 31, 2007
Revenues from external customers	$16,295,904	$683,993	$16,979,897
Depreciation and amortization included in segment gross profit	216,958	—	216,958
Segment gross profit	2,997,231	99,329	3,096,560

Quarter ended April 1, 2006
Revenues from external customers	$16,745,027	$850,221	$17,595,248
Depreciation and amortization included in segment gross profit	214,644	—	214,644
Segment gross profit	3,010,878	86,831	3,097,709

The following table reconciles reportable segment gross profit to the Company’s consolidated income before income tax provision.

	Quarter Ended
	March 31, 2007	April 1, 2006

Segment gross profit	$3,096,560	$3,097,709
Unallocated amounts:
Selling, general and administrative expenses	(2,907,694)	(3,016,343)
Interest income (expense), net	20,143	40,817
Income before income taxes	$209,009	$122,183

8.            Income Taxes:

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

Generally accepted accounting principles require that a valuation allowance be established when it is more-likely-than-not that all or a portion of a deferred tax asset will not be realized.  Changes in valuation allowances from period to period are included in the tax provision in the period of change.  In determining whether a valuation allowance is required, the Company takes into account all positive and negative evidence with regard to the utilization of a deferred tax asset including our past earnings history, expected future earnings, the character and jurisdiction of such earnings, unsettled circumstances that, if unfavorably resolved, would adversely affect utilization of a deferred tax asset, carryback and carryforward periods and tax strategies that could potentially enhance the likelihood of realization of a deferred tax asset.  The Company provides for income taxes at a rate equal to the combined federal and state effective rates, which approximated 46% under current tax rates.

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (FIN 48), which clarifies the accounting for uncertainty in tax positions.  FIN 48 requires that the Company recognize in its financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of our 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings.  The adoption of FIN 48 on December 31, 2006 (the first day of fiscal year 2007) did not have a material effect on the consolidated financial statements of the Company.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q, including all documents incorporated by reference, includes “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, and the Company desires to take advantage of the “safe harbor” provisions thereof.  Therefore, the Company is including this statement for the express purpose of availing itself of the protections of the safe harbor with respect to all of such forward-looking statements.  In this Quarterly Report on Form 10-Q, the words “anticipates,” “believes,” “expects,” “intends,” “estimates,” “projects,” “will likely result,” “will continue,” “future” and similar terms and expressions identify forward-looking statements.  The forward-looking statements in this Quarterly Report on Form 10-Q reflect the Company’s current views with respect to future events and financial performance.  These forward-looking statements are subject to certain risks and uncertainties, including specifically the possibility that the Company will need additional financing due to future operating losses or in order to implement the Company’s business strategy, the possible diversion of management resources from the day-to-day operations of the Company as a result of strategic acquisitions, potential difficulties resulting from the integration of acquired businesses with the Company’s business, other acquisition-related risks, lack of consumer acceptance of existing and future products, dependence upon key license agreements, dependence upon major customers, significant competition, risks related to the food products industry, volatility of the market price of the Company’s common stock, par value $.01 per share (the “Common Stock”), the possible de-listing of the Common Stock from the Nasdaq SmallCap Market if the Company fails to satisfy the applicable listing criteria (including a minimum share price) in the future and those other risks and uncertainties discussed herein and in the Company’s other periodic reports filed with the Securities and Exchange Commission, that could cause actual results to differ materially from historical results or those anticipated.  In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this Quarterly Report on Form 10-Q will in fact transpire or prove to be accurate.  Readers are cautioned to consider the specific risk factors described herein and in “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2006, and not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof.  The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that may arise after the date hereof.  All subsequent written or oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by this section.

Results of Operations

Quarter ended March 31, 2007 compared to the quarter ended April 1, 2006

Net revenues for the first quarter of fiscal 2007 were $17.0 million, 3.5% below last year’s first quarter net revenues of $17.6 million.  The decrease was primarily attributable $0.6 million of Cinnabon® cookie net revenues that occurred in 2006 but did not repeat in 2007 due to the Company’s discontinuance of the brand.  This decrease was offset by an increase in net revenues of the Company’s potato chip brands of 11.4%.  In addition, overall T.G.I. Friday’s® brand salted snack net revenue decreased 3.6% versus the first quarter of 2006 to $11.2 million, or 66% of total net revenue.  Tato Skins® brand net revenues increased 20.7% over the first quarter of 2006.

Gross profit for the quarter ended March 31, 2007 remained relatively flat as compared to April 1, 2006 at $3.1 million, but increased as a percentage of net revenues (18.2% of net revenue at 2007 and 17.6% of net revenue in 2006).  This resultant increase in percentage continues to be due primarily to the Company’s continued focus on trade and promotional allowances, which are deducted from gross revenue, and decreased freight expense as a result of operational efficiencies the Company is enacting.  Included in April 1, 2006 was $0.3 million of pre-tax reversal of a fourth quarter 2005 Cinnabon® branded product charge associated with slow-moving new product that was subsequently able to be sold in the first quarter of 2006.

Selling, general and administrative expenses were relatively flat at $3.0 million in the first quarter of 2007, as compared to 2006, remaining at 17.1% of net revenues.

Net interest income was $20,143 in the first quarter of 2007 compared to $40,817 in the first quarter of 2006 due primarily to increased interest expense resulting from the mortgage on the purchase of the Bluffton, IN property in December, 2006.

Net income was $0.1 million, or $0.01 per basic and diluted share, compared to net income of $0.1 million, or $0.00 per basic and diluted share last year.

Liquidity and Capital Resources

Net working capital was $13.2 million (a current ratio of 3.3:1) at March 31, 2007 and $13.4 million (a current ratio of 3.0:1) at December 30, 2006.  For the quarter ended March 31, 2007, the Company used cash flow of $0.4 million from operating activities and invested $0.6 million in equipment.  For quarter ended April 1, 2006, the Company used cash flow of $0.1 million from operating activities, invested $0.1 million in new equipment, made $0.2 million in payments on long-term debt and received $0.1 million in proceeds from issuance of Common Stock primarily pursuant to the exercise of stock options.

The Company has a Line of Credit with U.S. Bancorp (collectively, the “Credit Agreement”) consisting of: (i) a $5.0 million line of credit with a borrowing limit calculated based on specified percentages of eligible receivables and inventories and (ii) a $0.5 million capital expenditures line of credit.

The Line of Credit bears interest at the prime rate less 0.5% (7.75% at March 31, 2007) and matures on June 30, 2008.  Interest is due monthly, with the outstanding principal balance due in full at the maturity date.  At March 31, 2007, there was no outstanding balance on the Line of Credit or the Term Loan.

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

Interest Rate Swap

The Company entered into an interest rate swap in 2006 to effectively convert the interest rate of the mortgage to purchase the Bluffton, IN plant to a fixed rate of 6.85%.  The swap is not accounted for as a cash flow hedge, and as result, unrealized gains and losses are recorded in the Company’s consolidated statement of income.  The swap has a fixed pay-rate of 6.85% and a notional amount of $2.4 million at December 30, 2006 and expires in December, 2016.  The value of the swap is recorded as a $29,309 liability at March 31, 2007.

Contractual Obligations

The Company’s future contractual obligations consist principally of long-term debt, operating leases, minimum commitments regarding third party warehouse operations services, remaining minimum royalty payments due licensors pursuant to brand licensing agreements and severance charges to terminated executives.  As of March 31, 2007 there have been no material changes to the Company’s contractual obligations since its December 30, 2006 fiscal year end, other than scheduled payments.  Under the amendments to the license agreements with Warner Bros. Consumer Products, the remaining minimum royalty payments will continue to be due throughout the remaining term of the agreements.  The Company currently has no material marketing or capital expenditure commitments.

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

Advertising and Promotional Expenses and Trade Spending.  The Company expenses production costs of advertising the first time the advertising takes place, except for cooperative advertising costs which are expensed when the related sales are recognized.  Costs associated with obtaining shelf space (i.e., “slotting fees”) are accounted for as a reduction of revenue in the period in which such costs are incurred by the Company.  Anytime the Company offers consideration (cash or credit) as a trade advertising or promotional allowance to a purchaser of products at any point along the distribution chain, the amount is accrued and recorded as a reduction in revenue.  Marketing programs that deal directly with the consumer, primarily consisting of in-store demonstrations/samples and a sponsorship with a professional baseball team, are recorded as a marketing expense in selling, general and administrative expenses.  Further discussion of these marketing programs is expanded upon below:

•                  Demonstrations/Samples: The Company periodically arranges in-store product demonstrations with club stores (i.e., Sam’s, Costco or BJ’s) or grocery retailers.  Product demonstrations are conducted by independent third party providers designated by the various retailer or club chains.  During the in-store demonstrations the consumers in the stores receive small samples of the Company’s products, and consumers are not required to purchase the products in order to receive the samples. The cost of product used in the demonstrations, which is insignificant, and the fee the Company pays to the independent third party providers who conduct the in-store demonstrations are recorded as a sales and marketing expense in selling, general and administrative expenses. When the Company conducts in-store product demonstrations, it does not pay or give any consideration to the club stores or grocery retailers in which the demonstrations occur.

•                  Sponsorship:   The Company has one sponsorship with the Arizona Diamondbacks Major League Baseball team which takes place during their baseball season. The Company does not sell product to the Arizona Diamondbacks, and the sponsorship clearly involves an identifiable benefit as the fans at the stadium see the Company’s name on the main scoreboard during each game and the value is reasonably estimated due to the fact that the team charges a fixed amount per game which the Company records as a sales and marketing expense in selling, general and administrative expenses.

Income Taxes.  The Company has been profitable since 1999; however, it experienced significant net losses in prior fiscal years resulting in a net operating loss (“NOL”) carryforward for federal income tax purposes at December 30, 2006.  Generally accepted accounting principles require that the Company record a valuation allowance against the deferred tax asset associated with this NOL if it is “more likely than not” that the Company will not be able to utilize it to offset future taxes.

Stock-Based Compensation.  On January 1, 2006, the Company adopted Statement of Financial Accounting Standards (SFAS) 123R, “Share-Based Payment”, under the modified prospective method.  SFAS 123R requires us to measure the cost of employee services received in exchange for stock options granted using the fair value method as of the beginning of 2006.  The Company accounts for stock options under the fair value method of accounting using a Black-Scholes valuation model to measure stock option fair values at the date of grant. All stock option grants have a 5-year term. The fair value of stock option grants are expensed over the vesting period, generally three years for employees and one year for the Board of Directors.

The above listing is not intended to be a comprehensive list of all of the Company’s accounting policies.  In many cases the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles, with no need for management’s judgment in their application.  See the Company’s audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2006 which contains accounting policies and other disclosures required by accounting principles generally accepted in the United States.

New Accounting Policies

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (FIN 48), which clarifies the accounting for uncertainty in tax positions.  FIN 48 requires that the Company recognize in its financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of our 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings.  The adoption of FIN 48 on December 31, 2006 (the first day of fiscal year 2007) did not have a material effect on the consolidated financial statements of the Company.

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

The Company entered into an interest rate swap in 2006 to effectively convert the interest rate of the mortgage to purchase the Bluffton, IN plant to a fixed rate of 6.85%.  The swap is not accounted for as a cash flow hedge, and as a result, unrealized gains and losses are recorded in the Company’s consolidated statement of income.  The swap has a fixed pay-rate of 6.85% and a notional amount of $2.4 million at March 31, 2007 and expires in December, 2016.  The value of the swap is recorded as a $29,309 liability at March 31, 2007.

The Company’s primary concentration of credit risk is related to certain trade accounts receivable.  In the normal course of business, the Company extends unsecured credit to its customers.  Substantially all of the Company’s customers are distributors or retailers whose sales are concentrated in the grocery industry, throughout the United States.  The Company investigates a customer’s credit worthiness before extending credit.  Two customers (Wal*Mart and Vistar) accounted for approximately 25% of the Company’s net revenues for the quarter ended March 31, 2007 and for approximately 22% of the Company’s accounts receivable balance at the end of the quarter.

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

Item 1A. Risk Factors

During the quarter ended March 31, 2007, there were no material changes from the risk factors as previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2006.

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

Dated:	May 14, 2007	THE INVENTURE GROUP, INC.

		By:	/s/ Eric J. Kufel
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