Form 10-Q
period 2007-06-30
INVENTURE GROUP, INC.
filed 2007-08-14
CIK 944508

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2007

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

Yes ☐     No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  19,303,394 as of July 15, 2007.

PART I.    FINANCIAL INFORMATION

Item 1.      Financial Statements

THE INVENTURE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	June 30,	December 30,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$4,271,154	$8,671,259
Accounts receivable, net of allowance of $21,931 in 2007 and $26,452 in 2006	8,507,009	6,284,163
Inventories	11,403,079	3,459,236
Deferred income tax asset	799,026	1,103,064
Other current assets	564,636	521,208
Total current assets	25,544,904	20,038,930

Property and equipment, net	22,642,513	12,534,444
Goodwill	12,370,593	5,986,252
Trademarks	4,207,032	4,207,032
Other intangibles, net	231,405	—
Other assets	274,990	45,606
Total assets	$65,271,437	$42,812,264
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,928,717	$3,440,033
Line of Credit	6,000,000	—
Accrued liabilities	4,395,420	2,975,723
Current portion of long-term debt	1,172,054	112,113
Current portion of accrued costs related to brand discontinuance and other exit cost accruals	94,886	98,400
Total current liabilities	19,591,077	6,626,269

Long-term debt, less current portion	12,928,532	3,973,461
Non-current portion of accrued costs related to brand discontinuance and other exit cost accruals	—	91,428
Deferred income tax liability	2,200,115	2,200,114
Total liabilities	34,719,724	12,891,272

Commitments and contingencies (Note 6)

Shareholders’ equity:
Preferred stock, $100 par value; 50,000 shares authorized; no shares issued or outstanding at June 30, 2007 and December 30, 2006	—	—
Common stock, $.01 par value; 50,000,000 shares authorized 20,112,685 and 20,150,746 shares issued and outstanding at June 30, 2007 and December 30, 2006, respectively	201,127	201,508
Additional paid-in capital	29,048,058	28,854,243
Retained earnings	3,147,949	2,710,662
	32,397,134	31,766,413
Less: treasury stock, at cost: 818,740 shares in 2007 and 2006	(1,845,421)	(1,845,421)
Total shareholders’ equity	30,551,713	29,920,992
Total liabilities and shareholders’ equity	$65,271,437	$42,812,264

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE INVENTURE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	Quarter Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
	2007	2006	2007	2006

Net revenues	$22,926,095	$18,497,664	$39,905,992	$36,092,912

Cost of revenues	18,564,049	14,797,005	32,447,385	29,294,543

Gross profit	4,362,046	3,700,659	7,458,607	6,798,369

Selling, general and administrative expenses	3,595,589	2,870,876	6,503,283	5,887,219

Operating income	766,457	829,783	955,324	911,150

Interest income	69,704	108,235	174,149	200,734
Interest expense	(245,811)	(45,454)	(330,114)	(97,136)
Interest income (expense), net	(176,107)	62,781	(155,965)	103,598

Income before income tax provision	590,350	892,564	799,359	1,014,748

Income tax provision	(258,573)	(349,581)	(362,073)	(403,600)

Net income	$331,777	$542,983	$437,286	$611,148
Earnings per common share:
Basic	$0.02	$0.03	$0.02	$0.03
Diluted	$0.02	$0.03	$0.02	$0.03

Weighted average number of common shares:
Basic	19,303,394	20,106,027	19,302,822	20,090,551
Diluted	19,381,322	20,124,950	19,426,747	20,127,382

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE INVENTURE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended
	June 30, 2007	July 1, 2006

Cash flows from operating activities:
Net income	$437,286	$611,148
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	819,225	623,463
Amortization	8,056	2,918
Provision for bad debts	(4,839)	34,665
Deferred income taxes	304,038	342,898
Share-based compensation expense	153,975	121,770
Amortization of deferred compensation expense	31,686	29,108
Loss on disposition of equipment	(2,760)	153
Change in operating assets and liabilities, net of effects from business acquisition:
Accounts receivable	(162,788)	392,003
Inventories	(1,572,672)	(45,507)
Other assets and liabilities	(29,785)	(101,487)
Tax benefit from share-based payments	—	(8,916)
Accounts payable and accrued liabilities	1,814,054	291,549
Net cash provided by operating activities	1,795,476	2,293,765

Cash flows from investing activities:
Acquisition of Rader Farms, Inc., net of cash acquired	(21,051,101)	—
Increase in restricted cash – nonqualified deferred comp	(63,391)	—
Purchase of equipment	(1,012,451)	(197,563)
Proceeds from sale of fixed assets	13,336	4,500
Net cash used in investing activities	(22,113,607)	(193,063)

Cash flows from financing activities:
Line of credit borrowings	6,000,000	—
Debt borrowings	10,037,727	—
Proceeds from issuance of common stock	7,774	150,698
Tax benefit from exercise of stock options	—	8,916
Payments made on long-term debt	(127,475)	(500,830)
Net cash provided by (used in) financing activities	15,918,026	(341,216)
Net increase (decrease) in cash and cash equivalents	(4,400,105)	1,759,486
Cash and cash equivalents at beginning of period	8,671,259	9,695,245
Cash and cash equivalents at end of period	$4,271,154	$11,454,731

The accompanying notes are an integral part of these condensed consolidated financial statements.

	Six Months Ended
	June 30, 2007	July 1, 2006

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$158,252	$107,446

Supplemental disclosure of non-cash investing activities:
Price Allocation of Rader Farms, Inc.:
Accounts receivable	$2,055,218
Inventory	6,371,172
Other current assets	14,714
Fixed assets	9,925,417
Other assets	98,227
Intangibles - covenant-not-to compete	235,327
Deferred financing charges	119,774
Goodwill	6,384,341
Long-term debt	(104,760)
Accounts payable	(3,758,930)
Other current liabilities.	(289,399)
Total estimated cost of acquisition	$21,051,101

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

Acquisition of Rader Farms, Inc.

On May 17, 2007, The Inventure Group, Inc. and subsidiaries (“The Inventure Group” or the Company) completed the acquisition of Rader Farms, Inc. (“Rader Farms”) for an estimated total cost of approximately $20.7 million which was funded by cash of $4.7 million plus $16 million in debt subject to working capital adjustments, direct expenses and assumed certain liabilities of Rader Farms relating to existing business contracts and leases, and accounts payable and accrued liabilities included on Rader Farms’ balance sheet as of December 31, 2006 and incurred in the ordinary course of business since such date.  Rader Farms is a Washington corporation located in Whatcom County.  The Company grows raspberries, blueberries, and rhubarb and purchases marionberries, cherries, cranberries and strawberries from a select network of fruit growers for resale. The fruit is processed, frozen and packaged for sale and distribution to wholesale customers.  We believe the acquisition provides The Inventure Group access to a growing specialty food category with a best-in-class business that generated approximately $27 million in 2006 net revenues.

The acquisition will be accounted for as a purchase pursuant to Statement of Financial Accounting Standards No. 141, Business Combinations (“SFAS No. 141”), and accordingly, the operating results of Rader Farms will be included in our consolidated financial statements from the date of acquisition.  The purchase price was determined through an arms-length negotiation between the parties, and has been initially allocated to the underlying assets based on an estimate of fair values and remaining economic lives.  In connection with the Rader Farms acquisition, our preliminary purchase price allocation, includes $6.4 million of goodwill, $0.3 million of intangible assets which include $0.2 million in a covenant-not-to-compete from the former owners and $0.1 million of deferred financing costs associated with the debt incurred to acquire Rader Farms.  The Company has not finalized its valuation of intangible assets for the initial purchase price allocation.  We are obtaining an independent third party appraisal of the intangible assets as of the transaction date to assist management in its valuation.  In addition, we are still in the process of obtaining all information necessary to finalize the allocation of the purchase price to the individual assets and liabilities.  This could result in adjustments to the carrying value of the assets and liabilities acquired, the useful lives of intangible assets and the residual amount allocated to goodwill.  The preliminary allocation of the purchase price is based on the best estimates of management and is subject to revision based on the final valuations and estimates of useful lives.  The estimated amortization period for the intangibles acquired in this transaction consist of the covenant-not-to-compete amortization over 5 years and the estimated weighted average amortization period for the deferred financing costs over 8.5 years.

The following table summarizes the fair value for the assets acquired and liabilities assumed as the date of acquisition.

		Useful Life	Weighted Average Amortization Period
Accounts receivable	$2,055,218
Inventory	6,371,172
Other current assets	14,714
Fixed assets	9,925,417	3 - 20 years
Other assets	98,227
Intangibles - covenant-not-to compete	235,327		5 years
Deferred financing charges	119,774		8.5 years
Goodwill	6,384,341
Long-term debt	(104,760)
Accounts payable	(3,758,930)
Other current liabilities	(289,399)
Total estimated cost of acquisition	$21,051,101

The following unaudited pro forma financial information for the three and six months ended June 30, 2007 and 2006 gives effect to the (i) Rader Farms acquisition, and (ii) financing transactions described above which occurred on May 17, 2007, as if each had occurred at the beginning of the periods presented.  The pro forma results were determined using estimates and assumptions, which management believes to be reasonable, based upon limited available information.  This pro forma information is not necessarily indicative of the results of future operations.

	Quarter Ended		Six Months Ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006

Net revenues	$27,239,272	$25,357,568	$52,845,523	$49,812,721

Net income	$500,099	$772,417	$942,250	$1,070,015

Earnings per common share:
Basic	$0.03	$0.04	$0.05	$0.05
Diluted	$0.03	$0.04	$0.05	$0.05

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

In addition, with the acquisition of Rader Farms, the Company grows raspberries, blueberries, and rhubarb and purchases marionberries, cherries, cranberries and strawberries from a select network of fruit growers for resale.  The fruit is processed, frozen and packaged for sale and distribution nationally to wholesale customers under the Rader Farms® brand, as well as through store brands.

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

Basis of Presentation

The consolidated financial statements include the accounts of The Inventure Group, Inc. and all of its wholly owned subsidiaries.  All significant intercompany amounts and transactions have been eliminated.  The financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all the information and footnotes required by accounting principles generally accepted in the United States of America.  In the opinion of management, the condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary in order to make the condensed consolidated financial statements not misleading.  A description of the Company’s accounting policies and other financial information is included in the audited financial statements filed with the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2006.  The results of operations for the quarter and six months ending June 30, 2007 are not necessarily indicative of the results expected for the full year.

Earnings Per Common Share

Basic earnings per common share is computed by dividing net income by the weighted average number of shares of Common Stock outstanding during the period.  Exercises of outstanding stock options are assumed to occur for purposes of calculating diluted earnings per share for periods in which their effect would not be anti-dilutive.  Earnings per common share was computed as follows for the quarters and six months ending June 30, 2007 and July 1, 2006:

	Quarter Ended		Six Months Ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
Basic Earnings Per Share:
Net income	$331,777	$542,983	$437,286	$611,148
Weighted average number of common shares	19,303,394	20,106,027	19,302,822	20,090,551
Earnings per common share	$0.02	$0.03	$0.02	$0.03
Diluted Earnings Per Share:
Net Income	$331,777	$542,983	$437,286	$611,148

Weighted average number of common shares	19,303,394	20,106,027	19,302,822	20,090,551
Incremental shares from assumed conversions of stock options and non- vested shares of restricted stock	77,728	18,923	123,925	36,831
Adjusted weighted average number of common shares	19,381,122	20,124,950	19,426,747	20,127,382
Earnings per common share	$0.02	$0.03	$0.02	$0.03

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

The 2005 Plan expires in May 2015.  Awards granted under the 2005 Plan may include: nonqualified stock options, incentive stock options, restricted stock, restricted stock units, stock appreciation rights, performance units and stock-reference awards.  If any shares of Common Stock subject to awards granted under the 1995 Plan or the 2005 Plan are canceled, those shares will be available for future awards under the 2005 Equity Incentive Plan.  As of June 30, 2007, there were 123,232 shares of Common Stock available for Awards under the 2005 Plan.

During the six months ending June 30, 2007 and July 1, 2006 the total share-based compensation expense from restricted stock recognized in the financial statements was $31,686 and $29,108, respectively and is included in selling, general and administrative expenses.  There were no share-based compensation costs which were capitalized.  As of June 30, 2007, the total unrecognized costs related to non-vested restricted stock awards granted was $67,918.  The Company expects to recognize such costs in the financial statements over a period of generally three years.

During the six months ended June 30, 2007, the Company recorded $153,975 of share-based compensation expense (and a reduction of income before taxes) related to stock options.

The Company estimated the fair value of stock options issued using the Black-Scholes option pricing model, with the following assumptions:

	June 30, 2007	July 1, 2006
Expected dividend yield	0%	0%
Expected volatility	50%	50%
Risk-free interest rate	4.76%	5.16%
Expected life – Employees Options	2.4 years	2.4 years
Expected life – Board of Directors Options	1.4 years	1.4 years

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

As of June 30, 2007 the amount of unrecognized compensation expense to be recognized in future periods, in accordance with SFAS 123R, is approximately $555,000.  This expected compensation expense does not reflect any new awards, or modifications to existing awards, that could occur in the future.

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

The following table summarizes stock option activity during the six months ended June 30, 2007:

	Plan Options		Non-Plan Options
	Options Outstanding	Weighted Average Exercise Price	Options Outstanding	WWeighted Average Exercise Price
Balance, December 30, 2006	722,000	$2.80	52,500	$3.60
Granted	812,500	$2.69	—	—
Forfeited	—	—	—	—
Exercised	—	—	—	—
Balance, March 31, 2007	1,534,500	$2.74	52,500	$3.60
Granted	189,000	$2.96	—	—
Forfeited	(84,400)	$2.96	(7,500)	$3.60
Exercised	(2,600)	$2.99	—	—
Balance, June 30, 2007	1,636,500	$2.76	45,000	$3.60

Tax benefits on stock options exercised are recorded as increases to additional paid-in capital and totaled $0 and $8,916 for June 30, 2007 and July 1, 2006, respectively.

There were no restricted stock awards granted during the six months ended June 30, 2007 and July 1, 2006.  All restricted stock awards vest three years from the date of grant. Share-based compensation expense related to restricted stock awards is recognized on the straight-line method over the requisite service period, which is approximately three years, and the related share-based compensation expense is included in selling, general and administrative expenses.

Deferred Compensation Plan

Effective January 1, 2007 the Company entered into a deferred compensation plan.  The assets are vested in mutual funds and are reflected in other current assets and the related obligation is reflected in accrued liabilities in the balance sheet.

2.     Accrued Liabilities:

Accrued liabilities consisted of the following as of June 30, 2007 and December 30, 2006:

	June 30, 2007	December 30, 2006
Accrued payroll and payroll taxes	$1,489,933	$1,300,653
Accrued royalties and commissions	552,601	509,157
Accrued advertising and promotion	1,299,919	838,934
Accrued other	1,052,967	326,979
	$4,395,420	$2,975,723

3.              Inventories:

Inventories consisted of the following as of June 30, 2007 and December 30, 2006:

	June 30, 2007	December 30, 2006
Finished goods	$4,617,605	$1,833,495
Raw materials and deferred crop costs	6,785,474	1,625,741
	$11,403,079	$3,459,236

4.              Long-Term Debt:

Long-term debt consisted of the following as of June 30, 2007 and December 30, 2006:

	June 30,	December 30,
	2007	2006
Mortgage loan due in monthly installments through July, 2012; interest at 9.03%; collateralized by land and building in Goodyear, AZ	$1,659,919	$1,685,574
Mortgage loan due in monthly installments through December, 2016; interest at LIBOR plus 165 basis points; collateralized by land and building in Bluffton, IN	2,372,367	2,400,000
Equipment term loan due in monthly installments through May, 2104; interest at LIBOR plus 165 basis points; collateralized by equipment at Rader Farms in Lynden, WA	5,928,571	—
Real Estate term loan due in monthly installments through July, 2017; interest at LIBOR plus 165 basis points; secured by a leasehold interest in the real property we are leasing from the former owners of Rader Farms in Lynden, WA	4,000,000	—
Vehicle term loan and capital leases due in various monthly installments, the last of which is due in February, 2011; collateralized by vehicles at Rader Farms in Lynden, WA	139,729	—
	14,100,586	4,085,574
Less current portion	(1,172,054)	(112,113)
Long-term debt, less current portion	$12,928,532	$3,973,461

Interest Rate Swap

The Company entered into an interest rate swap in 2006 to convert the interest rate of the mortgage to purchase the Bluffton, Indiana plant to a fixed rate of 6.85%.  The swap is not accounted for as a cash flow hedge, and as result, unrealized gains and losses are recorded in the Company’s consolidated statement of income.  The swap has a fixed pay-rate of 6.85% and a notional amount of approximately $2.4 million at June 30, 2007 and expires in December, 2016.  The value of the swap was recorded as a $43,784 asset at June 30, 2007 and a $29,309 liability at December 31, 2006.

Long-Term Debt

The Company’s Goodyear, Arizona manufacturing and distribution facility is subject to a $1.7 million mortgage loan from Morgan Guaranty Trust Company of New York bears interest at 9.03% per annum and is secured by the building and the land on which it is located.  The loan matures on July 1, 2012; however monthly principal and interest installments of $16,825 are determined based on a twenty-year amortization period.

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

To fund the acquisition of Rader Farms, the Company entered into a Loan Agreement (the “Loan Agreement”) with U.S. Bank National Association (“U.S. Bank”).  Each of our subsidiaries is a guarantor of the Loan Agreement, which is secured by a pledge of all of the assets of our consolidated group.  The borrowing capacity available to us under the Loan Agreement consists of notes representing: (i) a $15,000,000 revolving line of credit maturing on June 30, 2011; (ii) an equipment term loan, secured by the equipment acquired, subject to a $5.9 million mortgage loan from U.S. Bank National Association, bears interest at the 30 day LIBOR plus 165 basis points.  The loan matures in May, 2014.

Monthly principal installments are $71,429 plus interest and (iii) a real estate term loan, secured by a leasehold interest in the real property we are leasing from the former owners of Rader Farms in connection with the Acquisition, subject to a $4.0 million real estate term loan from U.S. Bank National Association, bears interest at the 30 day LIBOR plus 165 basis points.   The loan matures in July, 2017; however monthly principal and interest installments of $36,357 are determined based on a fifteen-year amortization period.

  All borrowings under the revolving line of credit will bear interest at either (i) the prime rate of interest announced by U.S. Bank from time to time or (ii) LIBOR, plus the LIBOR Rate Margin (as defined in the revolving credit facility note).  The term loan will bear interest at LIBOR, plus the LIBOR Rate Margin (as defined in the term loan note).  As is customary in such financings, U.S. Bank may terminate its commitments and accelerate the repayment of amounts outstanding and exercise other remedies upon the occurrence of an event of default (as defined in the Loan Agreement), subject, in certain instances, to the expiration of an applicable cure period.

As is customary in such financings, U.S. Bank may terminate its commitments and accelerate the repayment of amounts outstanding and exercise other remedies upon the occurrence of an event of default (as defined in the Loan Agreement), subject, in certain instances, to the expiration of an applicable cure period.  The agreement requires the Company to maintain compliance with certain financial covenants, including a minimum tangible net worth, a minimum fixed charge coverage ratio and a minimum current ratio.  At June 30, 2007, the Company was in compliance with all of the financial covenants.

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

The following table summarizes the activity of the accrued costs related to brand discontinuance and other exit costs for the three months ended June 30, 2007:

	Mar 31, 2007			June 30, 2007
	Accrued Expense			Accrued Expense
	Balance	Payments		Balance

Present value of guaranteed Minimum royalty payments	$93,715	$1,171	(2)	$94,886	(1)

(1)                                  These amounts are reflected in the Consolidated Balance Sheets as “Current portion of accrued costs related to brand discontinuance and other exit cost accruals.”

(2)                                  In accordance with SFAS No. 146, interest accretion was recorded for the period and future royalty payments will be made in accordance with the amended agreements.  Final payment is due March 30, 2008.

6.              Litigation:

The Company is periodically a party to various lawsuits arising in the ordinary course of business.  Management believes, based on discussions with legal counsel, that the resolution of such lawsuits, individually and in the aggregate, will not have a material adverse effect on the Company’s financial position or results of operations.

7.              Business Segments:

The Company’s operations consist of three segments: manufactured snack products, distributed snack products, and processed berry products.  The manufactured snack products segment produces potato chips, potato crisps and potato skins, for sale primarily to snack food distributors and retailers.  The distributed snack products segment sells snack food products manufactured by other companies to the Company’s Arizona snack food distributors.  The processed berry products segment was acquired by the Company in May 2007 through the Rader Farms acquisition.  This segment grows raspberries, blueberries, and rhubarb and purchases marionberries, cherries, cranberries and strawberries from a select network of fruit growers for resale.  The fruit is processed, frozen and packaged for sale and distribution nationally to wholesale customers.  The Company’s reportable segments offer different products and services.  All of the Company’s revenues are attributable to primarily to external customers in the United States and all of its assets are located in the United States.

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

	Manufactured Snack Products	Distributed Snack Products	Processed Berry Products	Consolidated
Quarter ended June 30, 2007
Net revenues from external customers	$17,884,818	$728,100	$4,313,177	$22,926,095
Depreciation and amortization in segment gross profit	225,185	—	76,268	301,453
Segment gross profit	3,482,827	100,573	778,646	4,362,046

Quarter ended July 1, 2006
Net revenues from external customers	$17,640,428	$857,236	—	$18,497,664
Depreciation and amortization in segment gross profit	216,578	—	—	216,578
Segment gross profit	3,576,480	124,179	—	3,700,659

Six months ended June 30, 2007
Net revenues from external customers	$34,180,722	$1,412,093	$4,313,177	$39,905,992
Depreciation and amortization in segment gross profit	442,143	—	76,268	518,411
Segment gross profit	6,480,059	199,902	778,646	7,458,607

Six months ended July 1, 2006
Net revenues from external customers	$34,385,455	$1,707,457	—	$36,092,912
Depreciation and amortization in segment gross profit	431,221	—	—	431,221
Segment gross profit	6,587,358	211,011	—	6,798,369

The following table reconciles reportable segment gross profit to the Company’s consolidated income before income tax provision.

	Quarter Ended		Six Months Ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006

Segment gross profit	$4,362,046	$3,700,659	$7,458,607	$6,798,369
Unallocated amounts:
Selling, general and administrative expenses	3,595,589	2,870,876	6,503,283	5,887,219
Interest income (expense), net	(176,107)	62,781	(155,965)	103,598
Income before income tax provision	$590,350	$892,564	$799,359	$1,014,748

8.            Income Taxes:

The Company experienced significant net losses in prior fiscal years resulting in a net operating loss (“NOL”) carryforward for federal income tax purposes of approximately $2.0 million at December 30, 2006.  The Company’s NOL will begin to expire in varying amounts between 2010 and 2018.  The Company also has an alternative minimum tax (“AMT”) credit carryforward for federal income tax purposes of approximately $34,000 at December 30, 2006.

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

Significant Trends and Developments in Our Business

Acquisition of Rader Farms, Inc.  On May 17, 2007, the Company completed the acquisition of Rader Farms, Inc. (“Rader Farms”) for an estimated total cost of approximately $20.7 million which was funded by cash of $4.7 million plus $16 million in debt subject to working capital adjustments, direct expenses and assumed certain liabilities of Rader Farms relating to existing business contracts and leases, and accounts payable and accrued liabilities included on Rader Farms’ balance sheet as of December 31, 2006 and incurred in the ordinary course of business since such date.  Rader Farms is a Washington corporation located in Whatcom County.  The Company grows raspberries, blueberries, and rhubarb and purchases marionberries, cherries, cranberries and strawberries from a select network of fruit growers for resale. The fruit is processed, frozen and packaged for sale and distribution to wholesale customers.  We believe the acquisition provides The Inventure Group access to a growing specialty food category with a best-in-class business that generated approximately $27 million in 2006 net revenues.

                The acquisition will be accounted for as a purchase pursuant to Statement of Financial Accounting Standards No. 141, Business Combinations (“SFAS No. 141”), see Note 1 “Organization and Summary of Significant Accounting Policies — Acquisition of Rader Farms, Inc.”.

Debt and Equity Financing Arrangements

To fund the acquisition of Rader Farms the Company entered into a Loan Agreement (the “Loan Agreement”) with U.S. Bank National Association (“U.S. Bank”).  Each of our subsidiaries is a guarantor of the Loan Agreement, which is secured by a pledge of all of the assets of our consolidated group.  The borrowing capacity available to us under the Loan Agreement consists of notes representing: (i) a $15,000,000 revolving line of credit maturing on June 30, 2011; (ii) a $6,000,000 equipment term loan maturing in May, 2014, secured by equipment acquired and (iii) a $4,000,000 real estate term loan maturing in July, 2017, secured by a leasehold interest in the real property we are leasing from the former owners of Rader Farms in connection with the Acquisition.

All borrowings under the revolving line of credit will bear interest at either (i) the prime rate of interest announced by U.S. Bank from time to time or (ii) LIBOR, plus the LIBOR Rate Margin (as defined in the revolving credit facility note).  The term loan will bear interest at LIBOR, plus the LIBOR Rate Margin (as defined in the term loan note).  As is customary in such financings, U.S. Bank may terminate its commitments and accelerate the repayment of amounts outstanding and exercise other remedies upon the occurrence of an event of default (as defined in the Loan Agreement), subject, in certain instances, to the expiration of an applicable cure period.

Results of Operations

Quarter ended June 30, 2007 compared to the quarter ended July 1, 2006

Net revenues for the second quarter of fiscal 2007 were $22.9 million, 23.9% over last year’s second quarter net revenues of $18.5 million.  Total net revenues in the second quarter of 2007 include $4.3 million from Rader Farms.  Excluding the impact of the Rader Farms acquisition, net revenues increased 0.6% compared to second quarter 2006.  Poore Brothers® and Boulder Canyon Natural Foods® net revenues grew by 21.4% and 21.2%, respectively, with potato chip net revenues increasing 17.3% overall.  T.G.I. Friday’s® brand products decreased slightly by 1.4%.

Gross profit for the quarter ended June 30, 2007 was $4.4 million, representing an increase of $0.7 million compared to July 1, 2006 gross profit of $3.7 million.  Gross profit as a percentage of net revenues decreased to 19.0% from 20.0% comparing 2007 to 2006.  The decrease in percentage is due primarily to the impact of rising industry-wide commodity prices on the manufacturing of our snack products, offset by the Company’s continued focus on lowering trade and promotional allowances, which are deducted from gross revenue, and decreased freight expense as a result of operational efficiencies the Company is enacting.

Selling, general and administrative expenses increased $0.7 million to $3.6 million in the second quarter of 2007, as compared to 2006 of $2.9 million, but remained relatively flat as a percentage of net revenues, amounting to 15.7% and 15.5% of net revenues, comparing the second quarter of 2007 to the second quarter of 2006.  Increased investments in growth oriented snack food business marketing programs (e.g. sampling programs, racks for convenience stores, market research, etc.) of approximately $0.3 million and increased organizational investments particularly focused on IT improvements were the primary factors affecting the increase versus the year-ago quarter.

Net interest expense was $176,107 in the second quarter of 2007 compared to net interest income of $62,781 in the second quarter of 2006 due primarily to increased interest expense resulting from the mortgage on the purchase of the Bluffton, Indiana property in December, 2006 and the increased debt and cash used to acquire Rader Farms.

Net income was $0.3 million, or $0.02 per basic and diluted share, compared to net income of $0.5 million, or $0.03 per basic and diluted share last year.  Increased investments in growth oriented snack food business marketing programs (e.g. sampling programs, racks for convenience stores, market research, etc.) of approximately $0.3 million, snack food commodity cost increases of approximately $0.7 million, increased organizational investments particularly focused on IT improvements and the impact of the change in net interest expense mentioned above were the primary factors affecting the net income decline versus the quarter ended July 1, 2006.

Six months ended June 30, 2007 compared to the six months ended July 1, 2006

For the six months ended June 30, 2007 net revenues increased 10.6% to $39.9 million, compared with net revenue of $36.1 million in the first half of the previous year.  Total net revenues for the six months ended June 30, 2007 include $4.3 million from Rader Farms.  Excluding the impact of the Rader Farms acquisition, net revenues decreased slightly by 1.4% compared to the first half of 2006.  Poore Brothers® and Boulder Canyon Natural Foods® net revenues grew by 22.6% and 12.5%, respectively, with potato chip net revenues increasing 14.5% overall.  T.G.I. Friday’s® brand products decreased slightly by 2.5%.  The first half of 2006 included $0.5 million of Cinnabon® product sales. Excluding the impact of the Cinnabon® product sales, total net revenues increased slightly comparing the first six months of 2007 with 2006.  We plan to continue to test market several new products in the second half of the year, including new T.G.I. Friday’s® brand products, some of which will be “better-for-you” items.

Gross profit for the six months ended June 30, 2007 was $7.5 million, or 18.7% of net revenues, compared to $6.8 million, or 18.8% of net revenues for the six months ended July 1, 2006.  Consistent with the decrease in gross profit as a percentage of net revenues described above, the decrease is due primarily to the impact of rising industry-wide commodity prices on the manufacturing of our snack products, offset by the Company’s continued focus on lowering trade and promotional allowances, which are deducted from gross revenue, and decreased freight expense as a result of operational efficiencies the Company is enacting.

Selling, general and administrative expenses increased to $6.5 million for the six months ended June 30, 2007 from $5.9 million for the six months ended July 1, 2006, but decreased slightly as a percentage of net revenues from 16.3% of net revenues for the first six months of 2006 to 16.2% of net revenues for the first six months of 2007.

Net interest expense was $155,965 in the first half of 2007 compared to net interest income of $103,598 in the first half of 2006 due primarily to increased interest expense resulting from the mortgage on the purchase of the Bluffton, Indiana property in December, 2006 and the increased debt and cash used to acquire Rader Farms.

Net income for the six months ended June 30, 2007 was $0.4 million, or $0.02 per basic and diluted share, compared with net income of $0.6 million, or $0.03 per basic and diluted share, in the prior-year period.  Increased investments in growth oriented snack food business marketing programs (e.g., sampling programs, racks for convenience stores, market research, etc.) of approximately $0.3 million, snack food commodity cost increases of approximately $0.7 million, increased organizational investments particularly focused on IT improvements and the impact of the change in net interest expense mentioned above were the primary factors affecting the net income decline versus the quarter ended July 1, 2006.

Liquidity and Capital Resources

Net working capital was $5.9 million (a current ratio of 1.3:1) at June 30, 2007 and $13.4 million (a current ratio of 3.0:1) at December 30, 2006.  For the quarter ended June 30, 2007, the Company provided cash flow from operating activities of $1.8 million, invested $1.0 million in equipment, invested $21.1 million in the acquisition of Rader Farms, acquired $16.0 million in debt acquiring Rader Farms and made $0.1 million in payments on long-term debt.  The large decrease in working capital and cash resulted primarily from the actions taken to acquire Rader Farms, including: expending approximately $21 million, increasing borrowings on the line of credit by $6 million and term debt borrowings of $10 million thereby increasing current portion of debt by $1 million (see Acquisition of Rader Farms, Inc.).  For the six months ended July 1, 2006, the Company provided cash flow from operating activities of $2.3 million, invested $0.2 million in equipment, made $0.5 million in payments on long-term debt and realized cash flow from common stock option exercises of $0.2 million.

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

To fund the acquisition of Rader Farms the Company entered into a Loan Agreement (the “Loan Agreement”) with U.S. Bank National Association (“U.S. Bank”).  Each of our subsidiaries is a guarantor of the Loan Agreement, which is secured by a pledge of all of the assets of our consolidated group.  The borrowing capacity available to us under the Loan Agreement consists of notes representing: (i) a $15,000,000 revolving line of credit maturing on June 30, 2011; (ii) an equipment term loan, secured by the equipment acquired, subject to a $5.9 million mortgage loan from U.S. Bank National Association, bears interest at the 30 day LIBOR plus 165 basis points.  The loan matures in May, 2014.  Monthly principal installments are $71,429 plus interest and (iii) a real estate term loan, secured by a leasehold interest in the real property we are leasing from the former owners of Rader Farms in connection with the Acquisition, subject to a $4.0 million real estate term loan from U.S. Bank National Association, bears interest at the 30 day LIBOR plus 165 basis points.   The loan matures in July, 2017; however monthly principal and interest installments of $36,357 are determined based on a fifteen-year amortization period.

All borrowings under the revolving line of credit will bear interest at either (i) the prime rate of interest announced by U.S. Bank from time to time or (ii) LIBOR, plus the LIBOR Rate Margin (as defined in the revolving credit facility note).  The term loan will bear interest at LIBOR, plus the LIBOR Rate Margin (as defined in the term loan note).  As is customary in such financings, U.S. Bank may terminate its commitments and accelerate the repayment of amounts outstanding and exercise other remedies upon the occurrence of an event of default (as defined in the Loan Agreement), subject, in certain instances, to the expiration of an applicable cure period.

As is customary in such financings, U.S. Bank may terminate its commitments and accelerate the repayment of amounts outstanding and exercise other remedies upon the occurrence of an event of default (as defined in the Loan Agreement), subject, in certain instances, to the expiration of an applicable cure period.  The agreement requires the Company to maintain compliance with certain financial covenants, including a minimum tangible net worth, a minimum fixed charge coverage ratio and a debt to equity ratio.  At June 30, 2007, the Company was in compliance with all of the financial covenants.

Interest Rate Swap

The Company entered into an interest rate swap in 2006 to convert the interest rate of the mortgage to purchase the Bluffton, Indiana plant to a fixed rate of 6.85%.  The swap is not accounted for as a cash flow hedge, and as result, unrealized gains and losses are recorded in the Company’s consolidated statement of income.  The swap has a fixed pay-rate of 6.85% and a notional amount of $2.4 million at December 30, 2006 and expires in December, 2016.  The value of the swap was recorded as a $43,784 asset at June 30, 2007 and a $29,309 liability at December 31, 2006.

Contractual Obligations

The Company’s future contractual obligations consist principally of long-term debt, operating leases, minimum commitments regarding third party warehouse operations services and remaining minimum royalty payments due licensors pursuant to brand licensing agreements.  Under the amendments to the license agreements with Warner Bros. Consumer Products, the remaining minimum royalty payments will continue to be due throughout the remaining term of the agreements.  The Company currently has no material marketing or capital expenditure commitments.  As of June 30, 2007 there have been no material changes to the Company’s contractual obligations since its December 30, 2006 fiscal year end, other than those incurred as part of the acquisition of Rader Farms (see Acquisition of Rader Farms, Inc.).

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

Inventories.  The Company’s inventories are stated at the lower of cost (first-in, first-out) or market.  The Company identifies slow moving or obsolete inventories and estimates appropriate loss provisions related thereto.  If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.  Deferred crop costs are costs generally incurred from July 1 to December 31 relating to the following year’s harvest season.  These costs generally include labor and related employee benefits, maintenance of fields and plants, and fixed and variable overhead.

Goodwill, Trademarks and Other Intangibles.  Goodwill and trademarks are reviewed for impairment annually, or more frequently, if impairment indicators arise.  Goodwill is required to be tested for impairment between the annual tests if an event occurs or circumstances change that more-likely-than-not reduce the fair value of a reporting unit below its carrying value.  Intangible assets with indefinite lives are required to be tested for impairment between the annual tests if an event occurs or circumstances change indicating that the asset might be impaired.  The Company believes at this time that the carrying values continue to be appropriate.  Further discussion of goodwill and trademarks is set forth below:

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

•                  The Company’s Rader Farms brand was acquired in 2007 when the business of Rader Farms, Inc. was acquired.  The Company is currently in the process of obtaining an independent valuation of the trademark that was acquired.

•                  The covenant-not-to-compete was entered into in 2007 when the business of Rader Farms, Inc. was acquired.  The agreement is with Lyle and Sue Rader, the former owners of Rader Farms, Inc.  The agreement has a carrying value, net of accumulated amortization, of $231,405.

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

The Company recorded goodwill for each of the four acquisitions noted above. The acquired businesses were fully integrated into and are included in the Company’s Branded Products business segments. Consequently, goodwill is attributable to either the Company’s Manufactured Products/Processed Berry business segments.

Advertising and Promotional Expenses and Trade Spending.  The Company expenses production costs of advertising the first time the advertising takes place, except for cooperative advertising costs which are expensed when the related sales are recognized.  Costs associated with obtaining shelf space (i.e., “slotting fees”) are accounted for as a reduction of revenue in the period in which such costs are incurred by the Company.  Anytime the Company offers consideration (cash or credit) as a trade advertising or promotional allowance to a purchaser of products at any point along the distribution chain, the amount is accrued and recorded as a reduction in revenue.  Marketing programs that deal directly with the consumer, primarily consisting of in-store demonstrations/samples and a sponsorship with a professional baseball team, are recorded as a marketing expense in selling, general and administrative expenses.  Further discussion is set forth below:

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

•                  Sponsorship:   The Company has one sponsorship with the Arizona Diamondbacks Major League Baseball team which takes place during their baseball season. The Company does not sell product to the Arizona Diamondbacks, but the sponsorship clearly involves an identifiable benefit as the fans at the stadium see the Company’s name on the main scoreboard during each game and the value is reasonably estimated due to the fact that the team charges a fixed amount per game which the Company records as a sales and marketing expense in selling, general and administrative expenses.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value and establishes a framework for measuring fair value under GAAP.  The pronouncement describes fair value as being based on a hypothetical transaction to sell an asset or transfer a liability at a specific measurement date, as considered from the perspective of a market participant who holds the asset or owes the liability.  In addition, fair value should be viewed as a market-based measurement, not an entity-specific measurement.  Therefore, fair value should be determined based on the assumptions that market participants would use in pricing an asset or liability, including all risks associated with that asset or liability.  SFAS 157 will be effective for the Company January 1, 2008.  We are currently evaluating the impact an election under SFAS No. 157 could have on our consolidated financial statements; however, we do not anticipate SFAS No. 157 will have a material effect.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” This statement permits an entity to measure certain financial assets and financial liabilities at fair value.  The statement’s objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 becomes effective, if elected by the Company, beginning January 1, 2008.  We are currently evaluating the impact an election under SFAS No. 159 could have on our consolidated financial statements; however, we do not anticipate SFAS No. 159 will have a material effect.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The principal market risks to which the Company is exposed that may adversely impact the Company’s results of operations and financial position are changes in certain raw material prices and interest rates.  The Company has no market risk sensitive instruments held for trading purposes.

Raw materials used by the Company are exposed to the impact of changing commodity prices.  The Company’s most significant raw material requirements include potatoes, potato flakes, wheat flour, corn and oil and with the acquisition of Rader Farms, purchased berries to meet customer demands.  The Company attempts to minimize the effect of future price fluctuations related to the purchase of raw materials primarily through forward purchasing to cover future manufacturing requirements, generally for periods from one to 12 months.  Futures contracts are not used in combination with the forward purchasing of these raw materials.  The Company’s procurement practices are intended to reduce the risk of future price increases, but also may potentially limit the ability to benefit from possible price decreases.  Inflation and changing prices have not had a material impact on the Company’s net revenues and net income.  Increased transportation costs, driven by higher fuel prices, could result in higher commodity costs in the future.

The Company entered into an interest rate swap in 2006 to effectively convert the interest rate of the mortgage to purchase the Bluffton, Indiana plant to a fixed rate of 6.85%.  The swap is not accounted for as a cash flow hedge, and as a result, unrealized gains and losses are recorded in the Company’s consolidated statement of income.  The swap has a fixed pay-rate of 6.85% and a notional amount of $2.4 million at June 30, 2007 and expires in December, 2016.  The value of the swap was recorded as a $43,784 asset at June 30, 2007 and a $29,309 liability at December 31, 2006.

The Company’s primary concentration of credit risk is related to certain trade accounts receivable.  In the normal course of business, the Company extends unsecured credit to its customers.  Substantially all of the Company’s snack product customers are distributors or retailers whose sales are concentrated in the grocery industry throughout the United States and substantially all of our Rader Farms’ subsidiary sales are concentrated in the wholesale industry throughout the United States. The Company investigates a customer’s credit worthiness before extending credit.  Three customers (Wal*Mart, Vistar and Costco) accounted for approximately 33% of the Company’s net revenues for the quarter ended June 30, 2007 and for approximately 31% of the Company’s accounts receivable balance at the end of the quarter.

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

Item 1A. Risk Factors

During the quarter ended June 30, 2007, there were no material changes from the risk factors as previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2006 other than those noted below as part of the acquisition of Rader Farms, Inc.:

Risks Related to the Rader Farms Business

Farming is subject to numerous inherent risks including changes in weather conditions or natural disasters that can have an adverse impact on crop production and materially affect our results of operations.

The Company, through its subsidiary Rader Farms, Inc. is subject to the risks that generally relate to the agricultural industry.  Change in weather conditions and natural disasters, such as earthquakes, droughts, extreme cold or pestilence, may affect the planting, growing and delivery of crops, reduce sales stock, interrupt distribution, and have a material adverse impact on our business, financial condition and results of operation.  Our competitors may be affected differently by such weather conditions and natural disasters depending on the location of their supplies or operations.

Revenues are derived from one brand; the loss or impairment of this brand may have a material adverse effect on operating results.

Rader Farms derives the majority of its revenue from the sales of one brand.  The Company’s net revenues are predominantly attributable to the Rader Farms® brand of frozen berries.  A decrease in the popularity of frozen berries during any year could have a material adverse effect on the Company’s business, financial condition and results of operations.  There can be no assurance that the Rader Farms® brand will retain its historical level of popularity or increase in popularity.  Any impact to the licensed brand’s reputation could also lead to an impact on the Company’s other snack food products associated with that brand.  Decreased sales from any one of our key snack food brands without a corresponding increase in sales from other existing or newly introduced products would have a material adverse effect on the Company’s financial condition and results of operations.

The majority of revenues are derived from one predominant customer; the loss of this customer may have a material adverse effect on operating results.

Costco accounted for approximately 70% of the Rader Farms’ 2006 net revenues, with the remainder of Rader Farms’ net revenues being derived from sales to a limited number of additional customers, predominantly to wholesale customers.  A decision by Costco to cease or substantially reduce its purchases could have a material adverse effect on the Company’s business.

The loss of certain key employees could adversely affect our business.

Rader Farms’ success is dependent in large part upon the ability of Rader Farms’ general manager Brad Rader.  The inability of Mr. Rader to perform his duties or the inability of Rader Farms to attract and retain other highly qualified personnel could have a material adverse effect upon the Company’s business and prospects.  Mr. Rader is signed to an employment agreement through May, 2010.

Unavailability of purchased berries, at reasonable prices, could materially adversely affect our operations.

The Company’s manufacturing costs are subject to fluctuations in the prices of certain commodity prices.  Berries are not readily available year-round, as a result the Company uses an individual quick frozen (IQF) technique to freeze the berries harvested for use during the year to meet processing demands.  In addition to freezing our own home-grown berries, we also purchase a significant amount of berries from outside suppliers to meet customer demands.  The Company is dependent on its suppliers to provide the Company with adequate supply and on a timely basis.  The failure of certain suppliers to meet the Company’s performance specifications, quality standards or delivery schedules could have a material adverse effect on the Company’s operations.  In particular, a sudden scarcity, a substantial price increase, or an unavailability of certain types of berries could materially adversely affect the Company’s operations.  There can be no assurance that alternative products would be available when needed and on commercially attractive terms, if at all.

We may incur material losses and costs as a result of product liability claims that may be brought against us or any product recalls we have to make.

The sale of food products for human consumption involves the risk of injury to consumers.  Such hazards could result from: tampering by unauthorized third parties; product contamination (such as listeria, e-coli, and salmonella) or spoilage; the presence of foreign objects, substances, chemicals, and other agents; residues introduced during the growing, storage, handling or transportation phases; or improperly formulated products.  As a manufacturer and marketer of food products, the Company may be subjected to various product liability claims.  There can be no assurance that the product liability insurance maintained by the Company will be adequate to cover any loss or exposure for product liability, or that such insurance will continue to be available on terms acceptable to the Company.  Any product liability claim not fully covered by insurance, as well as any adverse publicity from a product liability claim or product recall, could have a material adverse effect on the financial condition or results of operations of the Company.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Submission of Matters to a Vote of Security Holders

(a)                                  The annual Meeting of Shareholders of the Company (the “Meeting”) was held on May 22, 2007.

(b)                                 Proxies for the Meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.  There was no solicitation in opposition to Management’s nominees as listed in the proxy statement and all of such nominees were elected.

(c)                                  At the Meeting, the Company’s shareholders voted upon the election of four directors of the Company.  Management’s nominees were Messrs. Ashton D. Asensio, Macon Bryce Edmonson, Mark S. Howells, Eric J. Kufel and Larry R. Polhill.  There were no other nominees.  The following are the respective numbers of votes cast “for” and “withheld” with respect to each nominee.

Name of Nominee	Votes Cast For	Votes Withheld
Ashton D. Asensio	15,929,984	430,438
Macon Bryce Edmonson	16,080,212	280,210
Mark S. Howells	15,952,206	408,216
Eric J. Kufel	15,101,937	1,258,485
Larry R. Polhill	15,088,235	1,272,187

Item 5.    Other Information

None.

Item 6.    Exhibits

(a)	Exhibits:

	10.1	Asset Purchase Agreement dated as of May 17, 2007, by and among Rader Farms Acquisition Corp., Rader Farms, Inc. and the Company Shareholders named therein.

	10.2	Agricultural Ground Lease dated as of May 17, 2007, by and among Lyle Rader, Sue Rader, Brad Rader, Julie Newell and Rader Farms Acquisition Corp.

	10.3	Loan Agreement (Revolving Line of Credit and Term Loan) dated as of May 16, 2007, by and between The Inventure Group, Inc. and U.S. Bank, National Association.

	10.4	Promissory Note (Facility 1 – Revolving Line of Credit Loan) dated May 16, 2007, by The Inventure Group, Inc. in favor of U.S. Bank, National Association.

	10.5	Promissory Note (Facility 2 – Term Loan) dated May 16, 2007, by The Inventure Group, Inc. in favor of U.S. Bank, National Association.

10.6

Security Agreement (Blanket – All Business Assets) dated as of May 16, 2007, by and among between The Inventure Group, Inc., La Cometa Properties, Inc., Poore Brothers Bluffton, LLC, Tejas PB Distributing, Inc., Boulder Natural Foods, Inc., BN Foods, Inc., Rader Farms Acquisition Corp. and U.S. Bank, National Association.

	10.7	Term Loan Agreement dated as of June 28, 2007, by and between The Inventure Group, Inc. and U.S. Bank, National Association.

	10.8	Promissory Note Secured by Deed of Trust (Term Loan) dated June 28, 2007, by The Inventure Group, Inc. in favor of U.S. Bank, National Association.

	10.9	Deed of Trust dated June 28, 2007, by and between Rader Farms Acquisition Corp. and U.S. Bank National Association.

	10.10	Executive Employment Agreement dated as of May 17, 2007, by and between Rader Farms Acquisition Corp. and Brad Rader.

	31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15(d)-14(a).

	31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15(d)-14(a).

	32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:	August 14, 2007	THE INVENTURE GROUP, INC.

		By:	/s/ Eric J. Kufel
Eric J. Kufel
Chief Executive Officer
(Principal Executive Officer)

EXHIBIT INDEX

10.1	Asset Purchase Agreement dated as of May 17, 2007, by and among Rader Farms Acquisition Corp., Rader Farms, Inc. and the Company Shareholders named therein.

10.2	Agricultural Ground Lease dated as of May 17, 2007, by and among Lyle Rader, Sue Rader, Brad Rader, Julie Newell and Rader Farms Acquisition Corp.

10.3	Loan Agreement (Revolving Line of Credit and Term Loan) dated as of May 16, 2007, by and between The Inventure Group, Inc. and U.S. Bank, National Association.

10.4	Promissory Note (Facility 1 – Revolving Line of Credit Loan) dated May 16, 2007, by The Inventure Group, Inc. in favor of U.S. Bank, National Association.

10.5	Promissory Note (Facility 2 – Term Loan) dated May 16, 2007, by The Inventure Group, Inc. in favor of U.S. Bank, National Association.

10.6

Security Agreement (Blanket – All Business Assets) dated as of May 16, 2007, by and among between The Inventure Group, Inc., La Cometa Properties, Inc., Poore Brothers Bluffton, LLC, Tejas PB Distributing, Inc., Boulder Natural Foods, Inc., BN Foods, Inc., Rader Farms Acquisition Corp. and U.S. Bank, National Association.

10.7	Term Loan Agreement dated as of June 28, 2007, by and between The Inventure Group, Inc. and U.S. Bank, National Association.

10.8	Promissory Note Secured by Deed of Trust (Term Loan) dated June 28, 2007, by The Inventure Group, Inc. in favor of U.S. Bank, National Association.

10.9	Deed of Trust dated June 28, 2007, by and between Rader Farms Acquisition Corp. and U.S. Bank National Association.

10.10	Executive Employment Agreement dated as of May 17, 2007, by and between Rader Farms Acquisition Corp. and Brad Rader.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15(d)-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15(d)-14(a).

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.