Form 10-Q
period 2007-09-29
INVENTURE GROUP, INC.
filed 2007-11-13
CIK 944508

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 29, 2007

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

Yes ☐                No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  19,024,187 as of November 1, 2007.

PART I.                 FINANCIAL INFORMATION

Item 1.                    Financial Statements

THE INVENTURE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	September 29, 2007	December 30, 2006
ASSETS
Current assets:
Cash and cash equivalents	$17,593	$8,671,259
Accounts receivable, net of allowance of $106,195 in 2007 and $26,452 in 2006	9,417,440	6,284,163
Inventories	13,657,439	3,459,236
Deferred income tax asset	721,811	1,103,064
Other current assets	602,450	521,208
Total current assets	24,416,733	20,038,930

Property and equipment, net	22,943,819	12,534,444

Goodwill	12,726,104	5,986,252
Trademarks	4,207,032	4,207,032
Other intangibles, net	361,774	31,606
Other assets	126,141	14,000
Total assets	$64,781,603	$42,812,264

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,733,436	$3,440,033
Line of credit	7,687,707	—
Accrued liabilities	5,064,745	2,975,723
Current portion of long-term debt	1,176,628	112,113
Current portion of accrued costs related to brand discontinuance and other exit cost accruals	96,058	98,400
Total current liabilities	19,758,574	6,626,269

Long-term debt, less current portion	12,733,804	3,973,461
Non-current portion of accrued costs related to brand discontinuance and other exit cost accruals	—	91,428
Deferred income tax liability	2,200,115	2,200,114
Total liabilities	34,692,493	12,891,272

Commitments and contingencies (Note 8)

Shareholders’ equity:
Preferred stock, $100 par value; 50,000 shares authorized; none issued or outstanding	—	—
Common stock, $.01 par value; 50,000,000 shares authorized 20,130,552 and 20,150,746 shares issued and outstanding, respectively	201,305	201,508
Additional paid-in capital	29,184,230	28,854,243
Retained earnings	3,189,379	2,710,662
	32,574,914	31,766,413
Less: treasury stock, at cost: 1,106,365 shares in 2007 and 818,740 shares in 2006	(2,485,804)	(1,845,421)
Total shareholders’ equity	30,089,110	29,920,992
Total liabilities and shareholders’ equity	$64,781,603	$42,812,264

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE INVENTURE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	Quarter Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
	2007	2006	2007	2006

Net revenues	$25,372,397	$17,576,141	$65,278,389	$53,669,053

Cost of revenues	20,876,973	13,929,567	53,324,358	43,224,109

Gross profit	4,495,424	3,646,574	11,954,031	10,444,944

Selling, general and administrative expenses	3,959,539	3,166,404	10,462,822	9,053,623

Operating income	535,885	480,170	1,491,209	1,391,321

Interest income	23,158	120,258	197,307	320,991
Interest expense	(432,014)	(46,902)	(762,128)	(144,038)
Interest income (expense), net	(408,856)	73,356	(564,821)	176,953

Income before income tax provision	127,029	553,526	926,388	1,568,274

Income tax provision	(85,600)	(224,100)	(447,673)	(627,700)

Net income	$41,429	$329,426	$478,715	$940,574

Earnings per common share:
Basic	$0.00	$0.02	$0.02	$0.05
Diluted	$0.00	$0.02	$0.02	$0.05

Weighted average number of common shares:
Basic	19,285,759	19,505,400	19,297,135	19,489,637
Diluted	19,290,538	19,625,173	19,317,235	19,595,364

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE INVENTURE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended
	September 29, 2007	September 30, 2006

Cash flows from operating activities:
Net income	$478,715	$940,574
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	1,426,408	937,616
Amortization	51,933	4,376
Provision for bad debts	79,268	28,965
Deferred income taxes	381,253	538,940
Share-based compensation expense	237,715	153,992
Amortization of deferred compensation expense	46,240	45,862
Loss on disposition of equipment	(2,760)	22,056
Change in operating assets and liabilities, net of effects from business acquisition:
Accounts receivable	(1,157,327)	459,168
Inventories	(4,244,520)	63,106
Other assets and liabilities	(54,912)	(669,881)
Tax benefit from share-based payments	—	(8,916)
Accounts payable and accrued liabilities	(959,288)	(853,037)
Net cash provided by (used in) operating activities	(3,717,275)	1,662,821

Cash flows from investing activities:
Acquisition of Rader Farms, Inc., net of cash acquired	(21,051,101)	—
Increase in nonqualified deferred comp	(30,535)	—
Purchase of equipment	(1,920,605)	(302,174)
Proceeds from sale of fixed assets	13,000	4,500
Net cash used in investing activities	(22,989,241)	(297,674)

Cash flows from financing activities:
Line of credit borrowings/payments, net	7,687,707	—
Bank overdraft adjustment	1,239,599	—
Debt borrowings	10,089,927	—
Proceeds from issuance of common stock	45,829	159,733
Increase in treasury stock	(640,383)	(1,358,461)
Tax benefit from exercise of stock options	—	8,916
Payments made on long-term debt	(369,829)	(516,845)
Net cash provided by (used in) financing activities	18,052,850	(1,706,657)
Net decrease in cash and cash equivalents	(8,653,666)	(341,510)
Cash and cash equivalents at beginning of period	8,671,259	9,695,245
Cash and cash equivalents at end of period	$17,593	$9,353,735

The accompanying notes are an integral part of these condensed consolidated financial statements.

	Nine Months Ended
	September 29, 2007	September 30, 2006

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$597,619	$136,302

Supplemental disclosure of non-cash investing activities:
Price Allocation of Rader Farms, Inc.:
Accounts receivable	$1,917,893
Inventory	6,108,633
Other current assets	14,714
Fixed assets	9,943,948
Other assets	97,049
Intangibles - covenant-not-to compete	235,327
Deferred financing charges	119,774
Goodwill	6,766,852
Long-term debt	(104,760)
Accounts payable	(3,758,930)
Other current liabilities.	(289,399)
Total estimated cost of acquisition	$21,051,101	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE INVENTURE GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.     Organization and Summary of Significant Accounting Policies:

The Inventure Group, Inc., a Delaware corporation (“the Company”), was formed in 1995 as a holding company to acquire a potato chip manufacturing and distribution business, which had been founded by Donald and James Poore in 1986.  The Company changed its name from Poore Brothers, Inc. to The Inventure Group, Inc. on April 10, 2006.

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

In May 2007, the Company acquired Rader Farms, Inc. including the Rader Farms® trademark and the Lynden, Washington frozen fruit processing operation.

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

In addition, with the acquisition of Rader Farms, the Company grows, processes and markets premium berry blends, raspberries, blueberries, and rhubarb and purchases marionberries, cherries, cranberries and strawberries from a select network of fruit growers for resale.  The fruit is processed, frozen and packaged for sale and distribution nationally to wholesale customers under the Rader Farms® brand, as well as through store brands.

The Company’s business strategy is to continue building a diverse portfolio of specialty food brands with annualized revenues of $5 million to $50 million each through licensing, acquisition or development.  This represents a broadening of the Company’s strategy beyond snack foods and may include opportunities other than food brands.  The goals of our strategy are to (i) capitalize on specialty food brand opportunities, (ii) deliver incremental category growth for retailers, (iii) provide product innovation targeted to a defined consumer segment, (iv) complement, rather than compete directly against, large national competitors with leading national brands, and (v) build relationships with major retailers in all channels of distribution.

Basis of Presentation

The consolidated financial statements include the accounts of The Inventure Group, Inc. and all of its wholly owned subsidiaries.  All significant intercompany amounts and transactions have been eliminated.  The financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all the information and footnotes required by accounting principles generally accepted in the United States of America.  In the opinion of management, the condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary in order to make the condensed consolidated financial statements not misleading.  A description of the Company’s accounting policies and other financial information is included in the audited financial statements filed with the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2006.  The results of operations for the quarter and nine months ending September 29, 2007 are not necessarily indicative of the results expected for the full year.

Earnings Per Common Share

Basic earnings per common share is computed by dividing net income by the weighted average number of shares of Common Stock outstanding during the period.  Exercises of outstanding stock options are assumed to occur for purposes of calculating diluted earnings per share for periods in which their effect would not be anti-dilutive.  Earnings per common share was computed as follows for the quarters and nine months ending September 29, 2007 and September 30, 2006:

	Quarter Ended		Nine Months Ended
	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006
Basic Earnings Per Share:
Net income	$41,429	$329,426	$478,715	$940,574
Weighted average number of common shares	19,285,759	19,505,400	19,297,135	19,489,637
Earnings per common share	$0.00	$0.02	$0.02	$0.05
Diluted Earnings Per Share:
Net Income	$41,429	$329,426	$478,715	$940,574

Weighted average number of common shares	19,285,759	19,505,400	19,297,135	19,489,637

Incremental shares from assumed conversions of stock options and non- vested shares of restricted stock	4,779	119,773	20,100	105,727
Adjusted weighted average number of common shares	19,290,538	19,625,173	19,317,235	19,595,364
Earnings per common share	$0.00	$0.02	$0.02	$0.05

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

Stock Options and Stock-Based Compensation (continued)

The 2005 Plan expires in May 2015.  Awards granted under the 2005 Plan may include: nonqualified stock options, incentive stock options, restricted stock, restricted stock units, stock appreciation rights, performance units and stock-reference awards.  If any shares of Common Stock subject to awards granted under the 1995 Plan or the 2005 Plan are canceled, those shares will be available for future awards under the 2005 Equity Incentive Plan.  As of September 29, 2007, there were 164,365 shares of Common Stock available for Awards under the 2005 Plan.

During the nine months ending September 29, 2007 and September 30, 2006 the total share-based compensation expense from restricted stock recognized in the financial statements was $46,240 and $45,862, respectively and is included in selling, general and administrative expenses.  There were no share-based compensation costs which were capitalized.  As of September 29, 2007, the total unrecognized costs related to non-vested restricted stock awards granted was $53,364.  The Company expects to recognize such costs in the financial statements over a period of generally three years.

During the nine months ended September 29, 2007, the Company recorded $237,715 of share-based compensation expense (and a reduction of income before taxes) related to stock options.

The Company estimated the fair value of stock options issued using the Black-Scholes option pricing model, with the following assumptions:

	September 29, 2007	September 30, 2006
Expected dividend yield	0%	0%
Expected volatility	50%	50%
Risk-free interest rate	4.76%	5.16%
Expected life – Employees Options	2.4 years	2.4 years
Expected life – Board of Directors Options	1.4 years	1.4 years

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

As of September 29, 2007 the amount of unrecognized compensation expense to be recognized in future periods, in accordance with SFAS 123R, is approximately $457,000.  This expected compensation expense does not reflect any new awards, or modifications to existing awards, that could occur in the future.

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

The following table summarizes stock option activity during the nine months ended September 29, 2007:

	Plan Options		Non-Plan Options
	Options Outstanding	Weighted Average Exercise Price	Options Outstanding	Weighted Average Exercise Price
Balances, December 30, 2006	722,000	$2.80	52,500	$3.60
Granted	812,500	$2.69	—	—
Forfeited	—	—	—	—
Exercised	—	—	—	—
Balances, March 31, 2007	1,534,500	$2.74	52,500	$3.60
Granted	189,000	$2.96	—	—
Forfeited	(84,400)	$2.96	(7,500)	$3.60
Exercised	(2,600)	$2.99	—	—
Balances, June 30, 2007	1,636,500	$2.76	45,000	$3.60
Granted	—	—	—	—
Forfeited	(41,133)	$3.47	—	—
Exercised	(17,867)	$2.13	—	—
Balances, September 29, 2007	1,577,500	$2.75	45,000	$3.60

Tax benefits on stock options exercised are recorded as increases to additional paid-in capital and totaled $0 and $8,916 for September 29, 2007 and September 30, 2006, respectively.

There were no restricted stock awards granted during the nine months ended September 29, 2007 and September 30, 2006.  All restricted stock awards vest three years from the date of grant. Share-based compensation expense related to restricted stock awards is recognized on the straight-line method over the requisite service period, which is approximately three years, and the related share-based compensation expense is included in selling, general and administrative expenses.

Deferred Compensation Plan

Effective January 1, 2007 the Company entered into a deferred compensation plan.  The assets are vested in mutual funds and are reflected in other current assets and the related obligation is reflected in accrued liabilities in the balance sheet.

2.     Acquisition:

Rader Farms, Inc.  On May 17, 2007, The Inventure Group, Inc. and subsidiaries (“The Inventure Group” or the Company) completed the acquisition of Rader Farms, Inc. (“Rader Farms”) for an estimated total cost of approximately $20.7 million which was funded by cash of $4.7 million plus $16 million in debt subject to working capital adjustments, direct expenses and assumed certain liabilities of Rader Farms relating to existing business contracts and leases, and accounts payable and accrued liabilities included on Rader Farms’ balance sheet as of December 31, 2006 and incurred in the ordinary course of business since such date.  Rader Farms is a Washington corporation located in Whatcom County.  The Company grows processes and markets premium berry blends, raspberries, blueberries, and rhubarb and purchases marionberries, cherries, cranberries and strawberries from a select network of fruit growers for resale. The fruit is processed, frozen and packaged for sale and distribution to wholesale customers.  We believe the acquisition provides The Inventure Group access to a growing specialty food category with a best-in-class business that generated approximately $27 million in 2006 net revenues.

The acquisition will be accounted for as a purchase pursuant to Statement of Financial Accounting Standards No. 141, Business Combinations (“SFAS No. 141”), and accordingly, the operating results of Rader Farms will be included in our consolidated financial statements from the date of acquisition.  The purchase price was determined through an arms-length negotiation between the parties, and has been initially allocated to the underlying assets based on an estimate of fair values and remaining economic lives.  In connection with the Rader Farms acquisition, our preliminary purchase price allocation included $6.4 million of goodwill, $0.3 million of intangible assets which include $0.2 million in a covenant-not-to-compete from the former owners and $0.1 million of deferred financing costs associated with the debt incurred to acquire Rader Farms.  Adjustments have been made to the original purchase price allocation to adjust inventory and accounts receivables acquired at the purchase date.  The net impact of these adjustments was to increase goodwill $0.4 million at September 29, 2007.  The Company has not completely finalized its valuation of intangible assets for the initial purchase price allocation.  The Company is working with an independent third party to appraise the intangible assets as of the transaction date and to assist management in its valuation.  In addition, the Company is still in the process of obtaining all information necessary to completely finalize the allocation of the purchase price to the individual assets and liabilities.  This could result in adjustments to the carrying value of the assets and liabilities acquired, the useful lives of intangible assets and the residual amount allocated to goodwill.  The preliminary allocation of the purchase price is based on the best estimates of management and is subject to revision based on the final valuations and estimates of useful lives.  The estimated amortization period for the intangibles acquired and valued to date in this transaction consist of the covenant-not-to-compete amortization over 5 years and the estimated weighted average amortization period for the deferred financing costs over 8.5 years.

The following unaudited pro forma financial information for the three and nine months ended September 29, 2007 and 2006 gives effect to the (i) Rader Farms acquisition, and (ii) financing transactions described above which occurred on May 17, 2007, as if each had occurred at the beginning of the periods presented.  The pro forma results were determined using estimates and assumptions, which management believes to be reasonable, based upon limited available information.  This pro forma information is not necessarily indicative of the results of future operations.

	Quarter Ended		Nine Months Ended
	Sept. 29, 2007	Sept. 30, 2006	Sept. 29, 2007	Sept. 30, 2006

Net revenues	$25,372,397	$24,436,045	$78,217,920	$74,248,766

Net income	$41,429	$558,861	$983,679	$1,628,876

Earnings per common share:
Basic	$0.00	$0.03	$0.05	$0.08
Diluted	$0.00	$0.03	$0.05	$0.08

3.     Inventories:

Inventories consisted of the following as of September 29, 2007 and December 30, 2006:

	September 29, 2007	December 30, 2006
Finished goods	$3,487,321	$1,833,495
Raw materials and deferred crop costs	10,170,118	1,625,741
	$13,657,439	$3,459,236

4.     Goodwill, Trademarks and Other Intangibles, Net:

Goodwill, trademarks and other intangibles, net consisted of the following as of September 29, 2007 and December 30, 2006:

	Estimated Useful Life	September 29, 2007	December 30, 2006
Goodwill:
The Inventure Group, Inc.		$5,986,252	$5,986,252
Rader Farms, Inc.		6,739,852	—
		$12,726,104	$5,986,252
Trademarks:
The Inventure Group, Inc.		$4,207,032	$4,207,032

Other intangibles:
Covenant-not-to-compete, net - Lyle/Sue Rader	5 years	219,639	—
Consolidated deferred financing costs, net	8 ½ -15 years	142,135	31,606
		$361,774	$31,606

In the third quarter 2007, we recorded an increase of $0.4 million in Rader Farms goodwill as a result of certain adjustments made to the estimated fair values of the assets and liabilities assumed in the acquisition.  These adjustments to the initial purchase accounting related primarily to: receivable balances which were deemed uncollectible after the purchase date and an adjustment to the market value on two inventory items at the purchase date.  The final purchase price allocation has not been completed and adjustments may still be made to the carrying value of the assets and liabilities acquired, the useful lives of intangible assets and the residual amount allocated to goodwill.

Amortization expense for the third quarter 2007 and 2006 was $43,875 and $1,458, respectively.  As of September 29, 2007, we expect amortization expense over the next five years to be as follows:

2007	$86,044
2008	$147,500
2009	$147,500
2010	$147,500
2011	$147,500
2012	$144,112

Goodwill and trademarks are reviewed for impairment annually, or more frequently, if impairment indicators arise.  Goodwill is required to be tested for impairment between the annual tests if an event occurs or circumstances change that more-likely-than-not reduces the fair value of a reporting unit below its carrying value.  Intangible assets with indefinite lives are required to be tested for impairment between the annual tests if an event occurs or circumstances change indicating that the asset might be impaired.  The Company believes, at this time, that the carrying values continue to be appropriate.

5.     Accrued Liabilities:

Accrued liabilities consisted of the following as of September 29, 2007 and December 30, 2006:

	September 29, 2007	December 30, 2006
Accrued payroll and payroll taxes	$1,140,478	$1,300,653
Accrued royalties and commissions	475,956	509,157
Accrued advertising and promotion	1,357,447	838,934
Accrued growers	1,003,817	—
Accrued other	1,087,047	326,979
	$5,064,745	$2,975,723

6.     Long-Term Debt:

Long-term debt consisted of the following as of September 29, 2007 and December 30, 2006:

	September 29,	December 30,
	2007	2006
Mortgage loan due in monthly installments through July, 2012; interest at 9.03%; collateralized by land and building in Goodyear, AZ	$1,647,162	$1,685,574
Mortgage loan due in monthly installments through December, 2016; interest at fixed rate of 6.85%; collateralized by land and building in Bluffton, IN	2,358,638	2,400,000
Equipment term loan due in monthly installments through May, 2104; interest at LIBOR plus 165 basis points; collateralized by equipment at Rader Farms in Lynden, WA	5,785,714	—
Real Estate term loan due in monthly installments through July, 2017; interest at LIBOR plus 165 basis points; secured by a leasehold interest in the real property we are leasing from the former owners of Rader Farms in Lynden, WA	3,962,506	—
Vehicle term loan and capital leases due in various monthly installments, the last of which is due in February, 2011; collateralized by vehicles at Rader Farms in Lynden, WA	156,412	—
	13,910,432	4,085,574
Less current portion of long-term debt	(1,176,628)	(112,113)
Long-term debt, less current portion	$12,733,804	$3,973,461

Interest Rate Swap

The Company entered into an interest rate swap in 2006 to convert the interest rate of the mortgage to purchase the Bluffton, Indiana plant to a fixed rate of 6.85%.  The swap is not accounted for as a cash flow hedge.  The swap has a fixed pay-rate of 6.85% and a notional amount of approximately $2.4 million at September 29, 2007 and expires in December, 2016.  The value of the swap was not material at September 29, 2007 and December 31, 2006.

Long-Term Debt

The Company’s Goodyear, Arizona manufacturing and distribution facility is subject to a $1.6 million mortgage loan from Morgan Guaranty Trust Company of New York bears interest at 9.03% per annum and is secured by the building and the land on which it is located.  The loan matures on July 1, 2012; however monthly principal and interest installments of $16,825 are determined based on a twenty-year amortization period.

The Company’s Bluffton, Indiana manufacturing and distribution facility is subject to a $2.4 million mortgage loan from U.S. Bank National Association, bears interest at a fixed rate of 6.85% and is secured by the building and the land on which it is located.  The loan matures in December, 2016; however monthly principal and interest installments of $18,392 are determined based on a twenty-year amortization period.

To fund the acquisition of Rader Farms, the Company entered into a Loan Agreement (the “Loan Agreement”) with U.S. Bank National Association (“U.S. Bank”).  Each of our subsidiaries is a guarantor of the Loan Agreement, which is secured by a pledge of all of the assets of our consolidated group.  The borrowing capacity available to us under the Loan Agreement consists of notes representing: (i) a $15,000,000 revolving line of credit maturing on June 30, 2011; (ii) an equipment term loan, secured by the equipment acquired, subject to a $5.8 million mortgage loan from U.S. Bank National Association, bears interest at the 30 day LIBOR plus 165 basis points.  The loan matures in May, 2014.

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

As is customary in such financings, U.S. Bank may terminate its commitments and accelerate the repayment of amounts outstanding and exercise other remedies upon the occurrence of an event of default (as defined in the Loan Agreement), subject, in certain instances, to the expiration of an applicable cure period.  The agreement requires the Company to maintain compliance with certain financial covenants, including a minimum tangible net worth, a minimum fixed charge coverage ratio and a minimum current ratio.  At September 29, 2007, the Company was in compliance with all of the financial covenants.

7.     Brand Discontinuance:

On June 11, 2004, the Company discontinued its Crunch Toons® brand.  In connection with the brand discontinuation the Company negotiated amendments to its license agreements with Warner Bros. Consumer Products pursuant to which the Agreements will remain in effect, but will become non-exclusive.  Because the Company has ceased using the Crunch Toons® brand, the Company accrued the fair value of remaining royalties in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”  The Company estimated the fair value of the remaining guaranteed future minimum payments under the agreements by computing the present value of the future cash payments.

The following table summarizes the activity of the accrued costs related to brand discontinuance and other exit costs for the three months ended September 29, 2007:

	June 30, 2007 Accrued Expense Balance	Accreted Interest/ (Payments)		Sept. 29, 2007 Accrued Expense Balance
Present value of guaranteed minimum royalty payments	$94,886	$1,172	(2)	$96,058	(1)

(1)           These amounts are reflected in the Consolidated Balance Sheets as “Current portion of accrued costs related to brand discontinuance and other exit cost accruals.”

(2)           In accordance with SFAS No. 146, interest accretion was recorded for the period and future royalty payments will be made in accordance with the amended agreements.  Final payment is due March 30, 2008.

8.     Litigation:

The Company is periodically a party to various lawsuits arising in the ordinary course of business.  Management believes, based on discussions with legal counsel, that the resolution of such lawsuits, individually and in the aggregate, will not have a material adverse effect on the Company’s financial position or results of operations.

The Inventure Group, Inc. is one of eight companies sued by the Environmental Law Foundation in August, 2006 in the Superior Court for the State of California for the County of Los Angeles by the Attorney General of the State of California for alleged violations of California Proposition 65.  California Proposition 65 is a state law that, in part, requires companies to warn California residents if a product contains chemicals listed within the statute. The plaintiff seeks injunctive relief and penalties but has made no specific demands.  We continue to vigorously defend this suit.

9.     Business Segments:

The Company’s operations consist of three segments: manufactured snack products, distributed snack products, and processed berry products.  The manufactured snack products segment produces potato chips, potato crisps and potato skins, for sale primarily to snack food distributors and retailers.  The distributed snack products segment sells snack food products manufactured by other companies to the Company’s Arizona snack food distributors.  The processed berry products segment was acquired by the Company in May 2007 through the Rader Farms acquisition.  This segment grows, processes and markets premium berry blends, raspberries, blueberries, and rhubarb and purchases marionberries, cherries, cranberries and strawberries from a select network of fruit growers for resale.  The fruit is processed, frozen and packaged for sale and distribution nationally to wholesale customers.  The Company’s reportable segments offer different products and services.  All of the Company’s revenues are attributable to primarily to external customers in the United States and all of its assets are located in the United States.

The accounting policies of the segments are the same as those described in the Summary of Significant Accounting Policies included in Note 1 to the audited financial statements filed with the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2006 and in subsequent Form 10-Q filings with respect to the acquisition of Rader Farms, Inc.  The Company does not allocate assets, selling, general and administrative expenses, income taxes or other income and expense to its segments that impact the reporting of gross profit in the following tables:

	Manufactured Snack Products	Distributed Snack Products	Processed Berry Products	Consolidated
Quarter ended September 29, 2007
Net revenues from external customers	$16,535,722	$668,644	$8,168,031	$25,372,397
Depreciation and amortization in segment gross profit	225,303	—	228,406	453,709
Segment gross profit	2,481,658	105,200	1,908,566	4,495,424

Quarter ended September 30, 2006
Net revenues from external customers	$17,018,387	$557,754	—	$17,576,141
Depreciation and amortization in segment gross profit	216,923	—	—	216,923
Segment gross profit	3,598,491	48,083	—	3,646,574

Nine months ended September 29, 2007
Net revenues from external customers	$50,716,443	$2,080,737	$12,481,209	$65,278,389
Depreciation and amortization in segment gross profit	667,445	—	304,675	972,120
Segment gross profit	8,961,716	305,102	2,687,213	11,954,031

Nine months ended September 30, 2006
Net revenues from external customers	$51,403,843	$2,265,210	—	$53,669,053
Depreciation and amortization in segment gross profit	648,144	—	—	648,144
Segment gross profit	10,185,850	259,094	—	10,444,944

The following table reconciles reportable segment gross profit to the Company’s consolidated income before income tax provision.

	Quarter Ended		Nine Months Ended
	September 29, 2007	September 30, 2006	September 29, 2007	September 29, 2006

Segment gross profit	$4,495,424	$3,646,574	$11,954,031	$10,444,944
Unallocated amounts:
Selling, general and administrative expenses	(3,959,539)	(3,166,404)	(10,462,822)	(9,053,623)
Interest income (expense), net	(408,856)	73,356	(564,821)	176,953
Income before income tax provision	$127,029	$553,526	$926,388	$1,568,274

10.  Shareholders’ Equity:

In August, 2007 the Company’s Board of Directors approved a stock re-purchase program whereby up to $3 million of common stock may be purchased from time to time at the discretion of management (the “2007 program”). Since inception of the 2007 program, the Company has repurchased $640,382, leaving $2,395,618 of remaining authorization. The repurchased shares are held as treasury stock and are available for general corporate purposes. Common stock held in the Company’s treasury has been recorded at cost. We continue to evaluate our share repurchase opportunities. The 2007 program expires on August 23, 2008.

A summary of common stock repurchases under the current active 2007 program is set forth in the following table. All shares of common stock were repurchased pursuant to open market transactions.

Period	Total Number of Shares Repurchased	Weighted Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum that may yet be Purchased Under the 2007 Program

8/2007 Approved				$3,000,000

8/31/07 - 9/27/07	287,625	$2.23	287,625	640,382
2007 Program Remaining				$2,395,618

In May, 2006 the Company’s Board of Directors approved a stock re-purchase program whereby up to $3 million of common stock could be purchased from time to time at the discretion of management (the “2006 program). The Company repurchased 600,740 shares at a total cost of $1,358,461, leaving $1,651,539 remaining at September 30, 2006. The repurchased shares are held as treasury stock and are available for general corporate purposes. Common stock held in the Company’s treasury has been recorded at cost. The 2006 program expired on February 14, 2007.

A summary of common stock repurchases under the 2006 program is set forth in the following table. All shares of common stock were repurchased pursuant to open market transactions.

Period	Total Number of Shares Repurchased	Weighted Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum available to be Purchased Under the 2006 Program

5/2006 Approved				$3,000,000

8/1/06 - 8/22/06	600,740	$2.26	600,740	1,358,461
2006 Program remaining at 9/30/06				$1,641,539

11.  Income Taxes:

The Company experienced significant net losses in prior fiscal years resulting in a net operating loss (“NOL”) carryforward for federal income tax purposes of approximately $2.2 million at December 30, 2006. The Company’s NOL will begin to expire in varying amounts between 2010 and 2018.

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

Significant Trends and Developments in Our Business

Acquisition of Rader Farms, Inc. On May 17, 2007, the Company completed the acquisition of Rader Farms, Inc. (“Rader Farms”) for an estimated total cost of approximately $20.7 million which was funded by cash of $4.7 million plus $16 million in debt subject to working capital adjustments, direct expenses and assumed certain liabilities of Rader Farms relating to existing business contracts and leases, and accounts payable and accrued liabilities included on Rader Farms’ balance sheet as of December 31, 2006 and incurred in the ordinary course of business since such date. Rader Farms is a Washington corporation located in Whatcom County. The Company grows, processes and markets premium berry blends, raspberries, blueberries, and rhubarb and purchases marionberries, cherries, cranberries and strawberries from a select network of fruit growers for resale. The fruit is processed, frozen and packaged for sale and distribution to wholesale customers. We believe the acquisition provides The Inventure Group access to a growing specialty food category with a best-in-class business that generated approximately $27 million in 2006 net revenues.

The acquisition was accounted for as a purchase pursuant to Statement of Financial Accounting Standards No. 141, Business Combinations (“SFAS No. 141”), see Note 2 “Acquisition: Rader Farms, Inc.”.

Results of Operations

The Rader Farms acquisition significantly impacts the comparability of third quarter 2007 results to third quarter 2006 and nine months ended 2007 results to the nine months ended 2006. The following tables summarize the changes in the various components of gross profit with and without Rader Farms. More detailed explanations of the changes occur in the discussion and analysis following these tables:

Quarter end comparisons through gross profit:

	Quarter Ended
	Sept. 29, 2007	Sept, 30, 2006	$ Change	% Change
Consolidated:
Net revenues	$25,372,397	$17,576,141	$7,796,256	44.4%
Cost of revenues	20,876,973	13,929,567	6,947,406	49.9%
Gross profit	$4,495,424	$3,646,574	$848,850	23.3%

The Inventure Group Only:
Net revenues	$17,204,366	$17,576,141	$(371,775)	(2.1)%
Cost of revenues	14,617,508	13,929,567	687,941	4.9%
Gross profit	$2,586,858	$3,646,574	$(1,059,716)	(29.1)%

Rader Farms Only:
Net revenues	$8,168,031	$—-	$8,168,031	—%
Cost of revenues	6,259,465	—	6,259,465	—%
Gross profit	$1,908,566	$—-	$1,908,566	—%

Nine months ended comparisons through gross profit:

	Nine Months Ended
	Sept. 29, 2007	Sept, 30, 2006	$ Change	% Change
Consolidated:
Net revenues	$65,278,389	$53,669,053	$11,609,336	21.6%
Cost of revenues	53,324,358	43,224,109	10,100,249	23.4%
Gross profit	$11,954,031	$10,444,944	$1,509,087	14.4%

The Inventure Group Only:
Net revenues	$52,797,180	$53,669,053	$(871,873)	(1.6)%
Cost of revenues	43,881,146	43,224,109	657,037	1.5%
Gross profit	$8,916,034	$10,444,944	$(1,528,910)	(14.6)%

Rader Farms Only:
Net revenues	$12,481,209	$—-	$12,481,209	—%
Cost of revenues	9,443,212	—	9,443,212	—%
Gross profit	$3,037,997	$—-	$3,037,997	—%

Quarter ended September 29, 2007 compared to the quarter ended September 30, 2006

Net revenues for the third quarter of fiscal 2007 were $25.4 million, 44.4% over last year’s third quarter net revenues of $17.6 million. Total net revenues in the third quarter of 2007 include $8.2 million from Rader Farms. Excluding the impact of the Rader Farms acquisition, net revenues decreased 2.1% compared to third quarter 2006. Total potato chip net revenues were up 26.1% for the quarter, offset by declines in T.G.I. Friday’s® brand net revenues primarily attributable to the change in the trade promotion program year over year.

Gross profit for the quarter ended September 29, 2007 was $4.5 million, representing an increase of $0.9 million compared to July 1, 2006 gross profit of $3.6 million. Gross profit as a percentage of net revenues decreased to 17.7% from 20.7% comparing 2007 to 2006. The decrease in percentage is due primarily to the impact of rising industry-wide commodity prices on the manufacturing of our snack products, offset by the Company’s continued focus on lowering trade and promotional allowances, which are deducted from gross revenue, and decreased freight expense as a result of operational efficiencies the Company is enacting.

Selling, general and administrative expenses increased $0.7 million to $3.9 million in the third quarter of 2007, versus the same period last year, but decreased as a percentage of net revenue going from 18.0% in the third quarter of 2006 to 15.5% of net revenue this year. Increased investments in growth oriented snack food business marketing programs (e.g. sampling programs, racks for convenience stores, market research, tradeshows and demonstrations, etc.) of approximately $0.5 million together with increased organizational investments in Information Technology (“IT”) support services of $0.1 million were the primary factors affecting the increase in selling, general and administrative expenses versus the quarter ended September 30, 2006.

Net interest expense was $0.4 million in the third quarter of 2007 compared to net interest income of $.07 million in the third quarter of 2006 due primarily to increased interest expense resulting from the mortgage on the purchase of the Bluffton, Indiana property in December, 2006 and the increased debt and cash used to acquire Rader Farms in May, 2007.

Net income was $0.04 million, or $0.00 per basic and diluted share, compared to net income of $0.3 million, or $0.02 per basic and diluted share last year. Gross profit increased $0.8 million offset by increased investments in growth oriented snack food business marketing programs (e.g. sampling programs, racks for convenience stores, market research, tradeshows and demonstrations, etc.) of approximately $0.5 million, increased organizational investments particularly focused on IT improvements and the impact of the change in net interest expense mentioned above were the primary factors affecting the net income decline versus the quarter ended September 30, 2006.

Nine months ended September 29, 2007 compared to the nine months ended September 30, 2006

For the nine months ended September 29, 2007 net revenues increased 21.6% to $65.3 million, compared with net revenue of $53.7 million for the nine months of the previous year.  Total net revenues for the nine months ended September 29, 2007 include $12.5 million from Rader Farms. Excluding the impact of the Rader Farms acquisition, net revenues decreased slightly by 1.6% compared to the nine months ended 2006. Poore Brothers® and Boulder Canyon Natural FoodsTM net revenues grew by 22.1% and 24.4%, respectively, with potato chip net revenues increasing 18.3% overall. T.G.I. Friday’s® brand products decreased slightly by 6.4%. The nine months ended 2006 included $0.5 million of Cinnabon® product net revenues. Excluding the impact of the Cinnabon® product sales and Rader Farms, total net revenues were relatively flat comparing the first nine months of 2007 with 2006. We plan to continue to test market several new products during the remainder of the year.

Gross profit for the nine months ended September 29, 2007 was $12.0 million, or 18.3% of net revenues, compared to $10.4 million, or 19.5% of net revenues for the nine months ended September 30, 2006. Consistent with the decrease in gross profit as a percentage of net revenues described above, the decrease in percentage is due primarily to the impact of rising industry-wide commodity prices on the manufacturing of our snack products, offset by the Company’s continued focus on lowering trade and promotional allowances, which are deducted from gross revenue, and decreased freight expense as a result of operational efficiencies the Company is enacting.

Selling, general and administrative expenses increased to $10.5 million for the nine months ended September 29, 2007 from $9.1 million for the nine months ended July 1, 2006, but decreased as a percentage of net revenues from 16.9% of net revenues for the first nine months of 2006 to 16.0% of net revenues for the first nine months of 2007.

Net interest expense was $0.5 million in the first nine months of 2007 compared to net interest income of $0.2 million in the first nine months of 2006 due primarily to increased interest expense resulting from the mortgage on the purchase of the Bluffton, Indiana property in December, 2006 and the increased debt and cash used to acquire Rader Farms in May, 2007.

Net income for the nine months ended September 29, 2007 was $0.5 million, or $0.02 per basic and diluted share, compared with net income of $0.9 million, or $0.05 per basic and diluted share, in the prior-year period. Gross profit increased $1.6 million offset by increased investments in growth oriented snack food business marketing programs (e.g. sampling programs, racks for convenience stores, market research, tradeshows and demonstrations, etc.) of approximately $1.1 million, increased organizational investments particularly focused on IT improvements and the impact of the change in net interest expense mentioned above were the primary factors affecting the net income decline versus the nine months ended September 30, 2006.

Liquidity and Capital Resources

Net working capital was $4.7 million (a current ratio of 1.2:1) at September 29, 2007 and $13.4 million (a current ratio of 3.0:1) at December 30, 2006. For the nine months ended September 29, 2007, the Company used cash flow from operating activities of $3.7 million, invested $1.9 million in equipment, invested $21.1 million to acquire Rader Farms, incurred $10.1 million in long-term debt acquiring Rader Farms, increased line of credit borrowings by $7.7 million, increased bank overdraft borrowings by $1.2 million, made $0.4 million in payments on long-term debt and repurchased $0.6 million of common stock held in treasury. The large decrease in working capital and cash resulted primarily from the actions taken to acquire Rader Farms (see Note 2 Acquisition: Rader Farms, Inc.) and the Company’s change of its treasury management practice to use all available cash, after meeting day-to-day operating expenses, to pay down the line of credit through a sweep account, thereby mitigating interest expense, since the interest rate on the line of credit exceeds interest income that could be earned in the current investment community. For the nine months ended September 30, 2006, the Company provided cash flow from operating activities of $1.7 million, invested $0.3 million in equipment, made $0.5 million in payments on long-term debt, repurchased $1.4 million of common stock held in treasury and realized cash flow from common stock option exercises of $0.2 million.

The Company’s Goodyear, Arizona manufacturing and distribution facility is subject to a $1.6 million mortgage loan from Morgan Guaranty Trust Company of New York, bears interest at 9.03% per annum and is secured by the building and the land on which it is located. The loan matures on July 1, 2012; however monthly principal and interest installments of $16,825 are determined based on a twenty-year amortization period.

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

To fund the acquisition of Rader Farms the Company entered into a Loan Agreement (the “Loan Agreement”) with U.S. Bank National Association (“U.S. Bank”). Each of our subsidiaries is a guarantor of the Loan Agreement, which is secured by a pledge of all of the assets of our consolidated group. The borrowing capacity available to us under the Loan Agreement consists of notes representing: (i) a $15,000,000 revolving line of credit maturing on June 30, 2011; (ii) an equipment term loan, secured by the equipment acquired, subject to a $5.8 million mortgage loan from U.S. Bank National Association, bears interest at the 30 day LIBOR plus 165 basis points. The loan matures in May, 2014. Monthly principal installments are $71,429 plus interest and (iii) a real estate term loan, secured by a leasehold interest in the real property we are leasing from the former owners of Rader Farms in connection with the Acquisition, subject to a $4.0 million real estate term loan from U.S. Bank National Association, bears interest at the 30 day LIBOR plus 165 basis points. The loan matures in July, 2017; however monthly principal and interest installments of $36,357 are determined based on a fifteen-year amortization period.

All borrowings under the revolving line of credit will bear interest at either (i) the prime rate of interest announced by U.S. Bank from time to time or (ii) LIBOR, plus the LIBOR Rate Margin (as defined in the revolving credit facility note). The term loan will bear interest at LIBOR, plus the LIBOR Rate Margin (as defined in the term loan note).

As is customary in such financings, U.S. Bank may terminate its commitments and accelerate the repayment of amounts outstanding and exercise other remedies upon the occurrence of an event of default (as defined in the Loan Agreement), subject, in certain instances, to the expiration of an applicable cure period. The agreement requires the Company to maintain compliance with certain financial covenants, including a minimum tangible net worth, a minimum fixed charge coverage ratio and a debt to equity ratio. At September 29, 2007, the Company was in compliance with all of the financial covenants.

In August, 2007 the Company’s Board of Directors approved a stock re-purchase program whereby up to $3 million of common stock may be purchased from time to time at the discretion of management (the “2007 program”). Since inception of the 2007 program, the Company has repurchased $640,382, leaving $2,395,618 of remaining authorization. The repurchased shares are held as treasury stock and are available for general corporate purposes. Common stock held in the Company’s treasury has been recorded at cost. We continue to evaluate our share repurchase opportunities. The 2007 program expires on August 23, 2008.

A summary of our common stock repurchases under the current active 2007 program is set forth in the following table. All shares of common stock were repurchased pursuant to open market transactions.

Period	Total Number of Shares Repurchased	Weighted Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum that may yet be Purchased Under the 2007 Program

8/2007 Approved				$3,000,000

8/31/07 - 9/27/07	287,625	$2.23	287,625	640,382
2007 Program Remaining				$2,395,618

In May, 2006 the Company’s Board of Directors approved a stock re-purchase program whereby up to $3 million of common stock could be purchased from time to time at the discretion of management (the “2006 program). The Company repurchased 600,740 shares at a total cost of $1,358,461, leaving $1,651,539 remaining at September 30, 2006. The repurchased shares are held as treasury stock and are available for general corporate purposes. Common stock held in the Company’s treasury has been recorded at cost. The 2006 program expired on February 14, 2007.

A summary of common stock repurchases under the 2006 program is set forth in the following table. All shares of common stock were repurchased pursuant to open market transactions.

Period	Total Number of Shares Repurchased	Weighted Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum available to be Purchased Under the 2006 Program

5/2006 Approved				$3,000,000

8/1/06 - 8/22/06	600,740	$2.26	600,740	1,358,461
2006 Program remaining at 9/30/06				$1,641,539

Interest Rate Swap

The Company entered into an interest rate swap in 2006 to convert the interest rate of the mortgage to purchase the Bluffton, Indiana plant to a fixed rate of 6.85%. The swap is not accounted for as a cash flow hedge.  The swap has a fixed pay-rate of 6.85% and a notional amount of $2.4 million at December 30, 2006 and expires in December, 2016. The value of the swap was not material at September 29, 2007 and December 31, 2006.

Contractual Obligations

The Company’s future contractual obligations consist principally of long-term debt, operating leases, minimum commitments regarding third party warehouse operations services and remaining minimum royalty payments due licensors pursuant to brand licensing agreements. Under the amendments to the license agreements with Warner Bros. Consumer Products, the remaining minimum royalty payments will continue to be due throughout the remaining term of the agreements. The Company currently has no material marketing or capital expenditure commitments. As of September 29, 2007 there have been no material changes to the Company’s contractual obligations since its December 30, 2006 fiscal year end, other than those incurred as part of the acquisition of Rader Farms (see Note 2 Acquisition: Rader Farms, Inc.).

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

Goodwill, Trademarks and Other Intangibles. Goodwill and trademarks are reviewed for impairment annually, or more frequently, if impairment indicators arise. Goodwill is required to be tested for impairment between the annual tests if an event occurs or circumstances change that more-likely-than-not reduce the fair value of a reporting unit below its carrying value. Intangible assets with indefinite lives are required to be tested for impairment between the annual tests if an event occurs or circumstances change indicating that the asset might be impaired. The Company believes, at this time, that the carrying values continue to be appropriate. Further discussion of goodwill and trademarks is set forth below:

•      The Company’s Bob’s Texas Style® potato chip brand was acquired in 1998 when the business of Tejas Snacks, L.P. was acquired. The Bob’s Texas Style® trademark has a carrying value of approximately $1.2 million.

•      The Company’s Tato Skins® potato chip brand was acquired in 1999 when the business of Wabash Foods was acquired. The Wabash - Tato Skins® trademark has a carrying value of approximately $2.1 million.

•      The Company’s Boulder CanyonTM potato chip brand was acquired in 2000 when the business of Boulder Natural Foods, Inc. was acquired. The Boulder CanyonTM trademark has a carrying value of $0.9 million.

•      The Company’s Rader Farms® brand was acquired in 2007 when the business of Rader Farms, Inc. was acquired. The Company is currently in the process of obtaining an independent valuation of the trademark that was acquired.

•      The covenant-not-to-compete was entered into in 2007 when the business of Rader Farms, Inc. was acquired. The agreement is with Lyle and Sue Rader, the former owners of Rader Farms, Inc. The agreement has a carrying value, net of accumulated amortization, of approximately $0.2 million.

In determining that each of the trademarks has an indefinite life, management considered the factors found in paragraph 11 of SFAS No. 142. Management believes that each of the trademarks has the continued ability to generate cash flows indefinitely. Management’s determination that the trademarks have indefinite lives includes an evaluation of historical cash flows and projected cash flows for each of the trademarks. The Company continues making investments to market and promote each of these brands, and management continues to believe that the market opportunities and brand extension opportunities will generate cash flows for an indefinite period of time. In addition, there are no legal, regulatory, contractual, economic or other factors to limit the useful life of these trademarks, and management intends to renew each of these trademarks, which can be accomplished at little cost.

The Company recorded goodwill for each of the four acquisitions noted above. The acquired businesses were fully integrated into and are included in the Company’s Branded Products business segments. Consequently, goodwill is attributable to either the Company’s Manufactured Snack Products or Processed Berry business segments.

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

The Company entered into an interest rate swap in 2006 to effectively convert the interest rate of the mortgage to purchase the Bluffton, Indiana plant to a fixed rate of 6.85%. The swap is not accounted for as a cash flow hedge.  The swap has a fixed pay-rate of 6.85% and a notional amount of approximately $2.4 million at September 29, 2007 and expires in December, 2016. The value of the swap was not material at September 29, 2007 and December 31, 2006.

The Company’s primary concentration of credit risk is related to certain trade accounts receivable. In the normal course of business, the Company extends unsecured credit to its customers. Substantially all of the Company’s snack product customers are distributors or retailers whose sales are concentrated in the grocery industry throughout the United States and substantially all of our Rader Farms’ subsidiary sales are concentrated in the wholesale industry throughout the United States. The Company investigates a customer’s credit worthiness before extending credit. Three customers (Wal*Mart, Vistar and Costco) accounted for approximately 33% of the Company’s net revenues for the quarter ended September 29, 2007 and for approximately 27% of the Company’s accounts receivable balance at the end of the quarter.

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

The Inventure Group, Inc. is one of eight companies sued by the Environmental Law Foundation in August, 2006 in the Superior Court for the State of California for the County of Los Angeles by the Attorney General of the State of California for alleged violations of California Proposition 65. California Proposition 65 is a state law that, in part, requires companies to warn California residents if a product contains chemicals listed within the statute. The plaintiff seeks injunctive relief and penalties but has made no specific demands. We continue to vigorously defend this suit.

Item 1A. Risk Factors

During the quarter ended September 29, 2007, there were no material changes from the risk factors as previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2006 other than those noted below:

The Inventure Group, Inc. is one of eight companies sued by the Environmental Law Foundation in August, 2006 in the Superior Court for the State of California for the County of Los Angeles by the Attorney General of the State of California for alleged violations of California Proposition 65. California Proposition 65 is a state law that, in part, requires companies to warn California residents if a product contains chemicals listed within the statute. The plaintiff seeks injunctive relief and penalties but has made no specific demands. We continue to vigorously defend this suit.

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

Rader Farms derives the majority of its revenue from the sales of one brand. The Company’s net revenues are predominantly attributable to the Rader Farms® brand of frozen berries. A decrease in the popularity of frozen berries during any year could have a material adverse effect on the Company’s business, financial condition and results of operations. There can be no assurance that the Rader Farms® brand will retain its historical level of popularity or increase in popularity. Decreased sales from the Rader Farms® brand of frozen berries would have a material adverse effect on the Company’s financial condition and results of operations.

The majority of revenues are derived from one predominant customer; the loss of this customer may have a material adverse effect on operating results.

Costco accounted for approximately 58% of Rader Farms’ net revenues for the quarter ended September 29, 2007 with the remainder of Rader Farms’ net revenues being derived from sales to a limited number of additional customers, predominantly to wholesale customers. A decision by Costco to cease or substantially reduce its purchases could have a material adverse effect on the Company’s business.

The loss of the general manager of Rader Farms could adversely affect our business.

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

The Company’s manufacturing costs are subject to fluctuations in the prices of certain commodity prices. Berries are not readily available year-round, therefore, the Company uses an individual quick frozen (IQF) technique to freeze the berries harvested for use during the year to meet processing demands. In addition to freezing our own home-grown berries, we also purchase a significant amount of berries from outside suppliers to meet customer demands. The Company is dependent on its suppliers to provide the Company with adequate supply and on a timely basis. The failure of certain suppliers to meet the Company’s performance specifications, quality standards or delivery schedules could have a material adverse effect on the Company’s operations. In particular, a sudden scarcity, a substantial price increase, or an unavailability of certain types of berries could materially adversely affect the Company’s operations. There can be no assurance that alternative products would be available when needed and on commercially attractive terms, if at all.

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

Dated:	November 13, 2007	THE INVENTURE GROUP, INC.

		By:	/s/ Eric J. Kufel
Eric J. Kufel
Chief Executive Officer
(Principal Executive Officer)