Form 10-K
period 2007-12-29
INVENTURE GROUP, INC.
filed 2008-03-28
CIK 944508

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 29, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File Number: 1-14556

THE INVENTURE GROUP, INC.

(FORMERLY POORE BROTHERS, INC.)

(Exact name of registrant as specified in its charter)

Delaware	86-0786101
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

5050 N. 40th Street, Suite 300

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a
smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).	Yes ☐ No ☒

The aggregate market value of the voting stock (Common Stock, $.01 par value) held by non-affiliates of the Registrant was approximately $52.7 million based upon the closing market price on June 30, 2007, the last business day of the Registrant’s most recently completed second fiscal quarter.

The number of issued and outstanding shares of Common Stock, $.01 par value, as of March 24, 2008 was 20,186,213.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Registrant’s Annual Meeting of Shareholders to be held on May 19, 2008 are incorporated by reference into Part III of this Form 10-K.

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

Item 1.  Business

Description of Business

The Inventure Group, Inc. (the “Company”) is engaged in the development, production, marketing and distribution of innovative snack food products and frozen berry products that are sold primarily through grocery retailers, mass merchandisers, club stores, convenience stores and vend distributors across the United States.  The Company currently manufactures and sells nationally T.G.I. Friday’s® brand snacks under license from TGI Friday’s Inc. and BURGER KINGTM brand snack products unders license from BURGER KINGTM  We also distribute Braids® and pretzels.  The Company also currently (i) manufactures and sells its own brands of snack food products, including Poore Brothers®, Bob’s Texas Style®, and Boulder Canyon Natural FoodsTM brand batch-fried potato chips and Tato Skins® brand potato snacks, (ii) manufactures private label potato chips for certain grocery retail chains and (iii) distributes in Arizona snack food products that are manufactured by others.  The Company sells its T.G.I. Friday’s® brand salted snack products and BURGER KINGTM  licensed snack products to mass merchandisers, grocery, club and drug stores directly and to convenience stores and vend operators primarily through independent distributors.  The Company’s own brands are also sold through independent distributors.

On May 17, 2007, The Inventure Group, Inc. and subsidiaries (“The Inventure Group” or the Company) completed the acquisition of Rader Farms, Inc. (“Rader Farms”) for a total cost of approximately $20.9 million, including $0.2 million of acquisition costs, which was funded by cash of $4.9 million plus $16 million in debt.  Rader Farms is a Washington corporation located in Whatcom County.  The Company grows processes and markets premium berry blends, raspberries, blueberries, and rhubarb and purchases marionberries, cherries, cranberries and strawberries from a select network of fruit growers for resale. The fruit is processed, frozen and packaged for sale and distribution to wholesale customers.  We believe the acquisition provides The Inventure Group access to a growing specialty food category with a best-in-class business.

For the fiscal years 2007 and 2006, net revenues totaled $90,910,580 and $69,818,930, respectively, and T.G.I. Friday’s® brand salted snacks represented 47% and  66%, respectively, of the Company’s total net revenues.

	Percent of Total Net Revenues
	2007	2006
Branded snack and berry products	94%	93%
Private label products	3%	3%
Total manufactured snack and berry products revenues	97%	96%

Distributed products segment revenues	3%	4%

Total revenues	100%	100%

The Company produces T.G.I. Friday’s® brand snacks,  BURGER KINGTM snack products and Tato Skins® brand potato snacks utilizing a sheeting and frying process that includes licensed technology and each snack product is offered in several different flavors and formulations.  All of these products are manufactured at the Company-owned facility in Bluffton, Indiana, except for Mozzarella Snack Sticks, Onion Rings and Hot Pepper Jack Cheese Fries products which are produced by contract manufacturers on behalf of the Company and sold under the T.G.I. Friday’s® brand name.

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

In addition, with the acquisition of Rader Farms, the Company grows raspberries, blueberries and rhubarb at its Company-owned farming operations in Lynden, Washington, which are individually quick frozen on site to enhance shelf life.  The Company also purchases marionberries, cherries, cranberries and strawberries from a select network of fruit growers for resale.  The fruit is processed, frozen and packaged for sale and distribution nationally to wholesale customers under the Rader Farms® brand, as well as co-branded with store brands.

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

The Company’s executive offices are located at 5050 N. 40th Street, Suite 300 Phoenix, Arizona 85018, and its telephone number is (623) 932-6200.

Company History

The Inventure Group, Inc., (“the Company”) a Delaware corporation, was formed in 1995 as a holding company to acquire a potato chip manufacturing and distribution business, which had been founded by Donald and James Poore in 1986.  The Company changed its name from Poore Brothers, Inc. to The Inventure Group, Inc. on April 10, 2006.

In December 1996, the Company completed an initial public offering of its Common Stock.  In November 1998, the Company acquired the business and certain assets (including the Bob’s Texas Style® potato chip brand) of Tejas Snacks, L.P. (“Tejas”), a Texas-based potato chip manufacturer.  In October 1999, the Company acquired Wabash Foods, LLC (“Wabash”) including the Tato Skins®, O’Boisies®, and Pizzarias® trademarks and the Bluffton, Indiana manufacturing operation and assumed all of Wabash Foods’ liabilities.  In June 2000, the Company acquired Boulder Natural Foods, Inc. (“Boulder”) and the Boulder Canyon Natural FoodsTM brand of totally natural potato chips.  In May 2007, the Company acquired Rader Farms, Inc., including a farming operation and a berry processing facility in Lynden, Washington.

In 2000, the Company launched its T.G.I. Friday’s® brand salted snacks pursuant to a license agreement with TGI Friday’s Inc., which expires in 2014.  In 2007, Company launched its BURGER KINGTM snack products pursuant to a license agreement with BURGER KING, which expires in 2012.

The Company continues to introduce line extensions and test market new and innovative snack food products.

Business Strategy

The Company is engaged in the development, production, marketing and distribution of innovative snack food products and frozen berry products that are sold primarily through grocery retailers, mass merchandisers, club stores, convenience stores and vend distributors across the United States and Canada.  The Company currently manufactures and sells nationally T.G.I. Friday’s® brand snacks under license from TGI Friday’s Inc and BURGER KINGTM snack products pursuant to a license agreement with BURGER KING.  We also distribute Braids® and pretzels.  The Company also currently (i) manufactures and sells its own brands of snack food products, including Poore Brothers®, Bob’s Texas Style®, and Boulder Canyon Natural FoodsTM brand batch-fried potato chips and Tato Skins® brand potato snacks, (ii) manufactures private label potato chips for certain grocery retail chains, and (iii) distributes in Arizona snack food products that are manufactured by others.  The Company sells its T.G.I. Friday’s® brand snack products to mass merchandisers, grocery, club and drug stores directly and to convenience stores and vend operators through independent distributors.  The Company’s own brands are also sold through independent distributors.  In addition, with the acquisition of Rader Farms, the Company grows raspberries, blueberries and rhubarb at its Company-owned farming operations in Lynden, Washington, which are individually quick frozen on site to enhance shelf life.  The Company also purchases marionberries, cherries, cranberries and strawberries from a select network of fruit growers for resale.  The fruit is processed, frozen and packaged for sale and distributed nationally to wholesale customers under the Rader Farms® brand, as well as through store brands.

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

Develop, Acquire or License Innovative Specialty Food Brands.  A significant element of the Company’s business strategy is to develop, acquire or license new innovative specialty food brands that provide strategic fit with our existing business and possess strong national brand equity in order to expand, complement or diversify the Company’s existing business. The Company initiated this element of its strategy in 2000 by launching its first national niche brand, T.G.I. Friday’s® brand salted snacks, under an exclusive license from TGI Friday’s Inc and in 2007 launched its second national niche brand, BURGER KINGTM snack products pursuant to a license agreement with BURGER KING.  The Company plans to continue developing, acquiring or licensing additional specialty food brands, though it intends to mitigate the financial impact of launching new brands by introducing new licensed products in small-scale test markets rather than large scale regional or national introductions.

Broaden Distribution of Existing Brands.  The Company plans to increase distribution and build the market share of its existing branded products through selected trade activity in various existing or new markets and channels.  For example, the Company has recently extended the shelf life of our Poore Brothers® brands in order for us to expand beyond Arizona.  We are looking at expanding the distribution of our Boulder Canyon Natural FoodsTM brand nationally through the natural channel as well as through the natural segment in the Grocery channel.  The Company is looking at expanding overseas with the T.G.I. Friday’s® brand. Marketing efforts may include, among other things, trade advertising and promotional programs with distributors and retailers, in-store advertisements, in-store displays and limited consumer advertising, public relations and coupon programs.

Pursue Acquisitions.  In 2007, the Company acquired Rader Farms, Inc. (“Rader Farms”) for an estimated total cost of approximately $20.9 million. The Company continues to evaluate a number of acquisition opportunities in the specialty food area where we can use our competencies in Operations, Sales, Marketing and Distribution in order to drive revenue and profit growth.

Develop New Products for Existing Brands.  In addition, the Company plans to continue its innovation activities to identify and develop (i) new line extensions for its brands, such as new flavors or products, and (ii) new food segments in which to expand the brand’s presence.  We have launched a number of new items such as: T.G.I. Friday’s® Quesadillas, T.G.I. Friday’s® Pizza chips, BURGER KINGTM potato snack products, Poore Brothers® Three Cheese Jalapeno, Poore Brothers® Reduced Fat and Boulder Canyon Natural FoodsTM  Spinach and Artichoke potato chips.

Leverage Infrastructure and Capacity.  The Company’s Indiana, Arizona and Washington facilities are currently operating at approximately 40%, 60% and 50% of their respective manufacturing capacities.  The Company currently has arrangements with several grocery chains for the manufacture and distribution by the Company of their respective private label potato chips and believes that additional contract manufacturing opportunities exist.  While such arrangements are extremely price competitive and can be short in duration, the Company believes that they may provide a profitable opportunity for the Company to improve the capacity utilization of its facilities.  The Company intends to seek additional private label and contract manufacturing customers located near its facilities who demand superior product quality at a reasonable price.  The Company also utilizes contract manufacturers’ excess capacity to produce items that the Company does not have the equipment or ability to manufacture.

Improve Profit Margins.  The Company plans to increase gross profit margins through increased long-term revenue growth, improved operating efficiencies, and higher margin new products.  It believes that additional improvements to its manufactured products’ gross profit margins are possible with the achievement of the business strategies discussed above.  Depending on product mix, the Company believes that the existing manufacturing facilities could produce, in the aggregate, up to $230 million in annual revenue volume and thereby further reduce manufacturing product costs as a percentage of net revenue.

Products

Manufactured Snack Food Products.  The Company produces T.G.I. Friday’s® brand Potato Skins snacks, BURGER KINGTM brand potato snack products and Tato Skins® brand potato snacks utilizing a sheeting and frying process.  All of these are offered in several different flavors and formulations and are manufactured at the Company-owned facility in Bluffton, Indiana, except for Mozzarella Snack Sticks, Onion Rings and Hot Pepper Jack Cheese Fries products which are produced by contract manufacturers on behalf of the Company and sold under the T.G.I. Friday’s® brand name.

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

Berry Farming and Processing. The Company grows raspberries, blueberries and rhubarb at its Company-owned farming operations in Lynden, Washington, which are individually quick frozen on site to enhance shelf life.  The Company also purchases marionberries, cherries, cranberries and strawberries from a select network of fruit growers for resale.  The fruit is processed and packaged for sale and distribution nationally to wholesale customers under the Rader Farms® brand, as well as through store brands.

Manufacturing

The Company-owned manufacturing facility in Bluffton, Indiana includes three fryer lines that can produce an aggregate of up to approximately 9,000 pounds per hour of T.G.I. Friday’s®, BURGER KINGTM,  and Tato Skins® brand products.  The Indiana facility is currently operating at approximately 40% of capacity.  Certain T.G.I. Friday’s®, BURGER KINGTM and Tato Skins® brand products are produced utilizing a sheeting and frying process that includes some licensed technology.  Some T.G.I. Friday’s® brand salted snack products are produced by contract manufacturers on behalf of the Company.  See “Patents, Trademarks and Licenses.”

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

The Company-owned manufacturing facility in Goodyear, Arizona has the capacity to produce up to approximately 3,500 pounds of potato chips per hour, including 1,400 pounds of batch-fried branded potato chips per hour and 2,100 pounds of continuous-fried private label potato chips per hour.  The Company owns additional batch-frying equipment which, if needed, could be installed without significant time or cost, and which would result in increased capacity to produce the batch-fried potato chips.  The Arizona facility is currently operating at approximately 60% of capacity.

The Company-owned farming and facility in Lynden, Washington has the capacity to produce up to eight million pounds of grown berries per year.  The individually quick frozen (“IQF”) processing facilities located at the same location have the capacity to IQF forty million pounds of berries annually.  Overall, the farming and processing facilities are operating at 97% and 50% of capacity, respectively.

There can be no assurance that the Company will obtain sufficient business to recoup the Company’s investments in its manufacturing facilities or to increase the utilization rates of such facilities.   See “Item 2. Properties.”

Marketing and Distribution

The Company’s T.G.I. Friday’s® brand snack food products have achieved significant market presence across a number of sales channels.  The Company attributes the success of its products in these markets to consumer loyalty.  The Company believes this loyalty results from the products’ differentiated taste, texture and flavor variety which result from the Company’s manufacturing processes.  The Company has retained a leading national sales and marketing agency with employees and offices nationwide to represent T.G.I. Friday’s® brand snacks on behalf of the Company in the grocery and convenience store channels.  The Company’s own sales organization sells T.G.I. Friday’s® brand snacks in the mass, club and drug channels.  The Company also obtains significant sales on T.G.I. Friday’s® brand snacks in the vending channel nationwide through an independent network of brokers and distributors.

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

The Company’s marketing of its berry products is essentially performed through buyer networks and brokerage arrangements with whom the Company has relationships.   Similar to its snack business, the Company selects brokers primarily on the basis of quality of service, call frequency on customers, financial capability and relationships they have with supermarkets and club stores including access to freezer space for the berry products.

Successful marketing of the Company’s products depends, in part, upon obtaining adequate shelf or freezer space for such products, particularly in supermarkets for both snacks and berry products and vending machines for snacks.  Frequently, the Company incurs additional marketing costs in order to obtain additional shelf space.  Whether or not the Company will continue to incur such costs in the future will depend upon a number of factors including, demand for the Company’s products, relative availability of shelf space and general competitive conditions.  The Company may incur significant shelf space, consumer marketing or other promotional costs as a necessary condition of entering into competition or maintaining market share in particular markets or channels.  Any such costs may materially affect the Company’s financial performance.

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

Suppliers

The principal raw materials used by the Company are potatoes, potato flakes, corn, oils and berries.  The Company believes that the raw materials it needs to produce its products are readily available from numerous suppliers on commercially reasonable terms.  Potatoes, potato flakes and corn are widely available year-round, although they are subject to seasonal price fluctuations.  The Company uses a variety of oils in the production of its snack products and the Company believes that alternative sources for such oils, as well as alternative oils, are readily abundant and available.  The Company also uses seasonings and packaging materials in its snack manufacturing process.  Although the Company produces many of its berry products in its own farms, it also augments that by purchasing additional berries to meet customer demands.

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

Customers

Three customers of the Company, Costco, Wal*Mart (including its SAM’s Clubs) and Vistar, formerly Vending Services of America, a national vending distributor  accounted for 15%, 8% and 8%, respectively, of the Company’s 2007 net revenues.  The remainder of the Company’s revenues was derived from sales to a limited number of additional customers, either grocery chains, club stores or regional distributors, none of which individually accounted for more than 10% of the Company’s net revenues in 2007.  A decision by any of the Company’s major customers to cease or substantially reduce their purchases could have a material adverse effect on the Company’s business.

The majority of the Company’s revenues are attributable to external customers in the United States.  The Company does sell to Canadian customers as well, however the revenues attributable to Canadian customers is insignificant.  All of the Company’s assets are located in the United States.

Competition

The Company’s snack products generally compete against other snack foods, including potato chips and tortilla chips.  The snack food industry is large and highly competitive and is dominated by large food companies, including Frito-Lay, Inc., a subsidiary of PepsiCo, Inc., Nabisco and Kraft.  These companies possess substantially greater financial, production, marketing, distribution and other resources than the Company and their brands are more widely recognized than the Company’s products.  Numerous other companies that are actual or potential competitors of the Company offer products similar to the Company’s, and some of these have greater financial and other resources (including more employees and more extensive facilities) than the Company.  In addition, many competitors offer a wider range of products than offered by the Company.  Local or regional markets often have significant smaller competitors, many of whom offer products similar to those of the Company.  Expansion of the Company’s operations into new markets has and will continue to encounter significant competition from national, regional and local competitors that may be greater than that encountered by the Company in its existing markets.  In addition, such competitors may challenge the Company’s position in its existing markets.  While the Company believes that it has innovative products and methods of operation that will enable it to compete successfully, there can be no assurance of its ability to do so.

The Company’s berry products generally compete against other packaged berries on the basis of quality and price.  Obtaining freezer space at supermarkets and club stores is tantamount to successfully competing with other berry products, as supermarkets and club stores will frequently only carry one brand of frozen berry products, contrasted to snack products where multiple brands are carried.

The principal competitive factors affecting the markets of the Company’s products include product quality and taste, brand awareness among consumers, access to shelf or freezer space, price, advertising and promotion, varieties offered, nutritional content, product packaging and package design.  The Company competes in its markets principally on the basis of product quality and taste.  While products produced at the Company’s Bluffton, Indiana facility involve the use of certain licensed technology and unique manufacturing processes, the taste and quality of products produced at the Company’s Goodyear, Arizona facility are largely due to two elements of the Company’s manufacturing process: its use of batch-frying and its use of distinctive seasonings to produce a variety of flavors.  The Company does not have exclusive rights to the use of either element; consequently, competitors may incorporate such elements into their own processes.

Government Regulation

The manufacture, labeling and distribution of the Company’s products are subject to the rules and regulations of various federal, state and local health agencies, including the Food & Drug Administration (“FDA”).  In May 1994, regulations issued under the Nutrition Labeling and Education Act of 1990 (“NLEA”), which requires specified nutritional information to be disclosed on all packaged foods, concerning labeling of food products, including permissible use of nutritional claims such as “fat-free” and “low-fat” became effective.  The Company believes that it is complying in all material respects with the NLEA regulations and closely monitors the fat content of its snack products through various testing and quality control procedures.  The Company does not believe that compliance with the NLEA regulations materially increases the Company’s manufacturing costs.

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

Employees

As of December 29, 2007, the Company had 361 full-time employees, including 308 in manufacturing and distribution, 23 in sales and marketing and 30 in administration and finance.  The Company’s employees are not represented by any collective bargaining organization, and the Company has never experienced a work stoppage.  The Company believes that its relations with its employees are good.

Patents, Trademarks and Licenses

The Company produces T.G.I. Friday’s® brand snacks, BURGER KINGTM brand potato snack products and Tato Skins® brand potato crisps utilizing a sheeting and frying process that includes technology that the Company licenses from a third party.  Pursuant to the license agreement between the Company and the third party, the Company has a royalty-bearing, exclusive right license to use the technology in the United States, Canada, and Mexico until such time the parties mutually agree to terminate the agreement and provide written sixty (60) days notice to each other.  In consideration for the use of this technology, the Company is required to make royalty payments on sales of products manufactured utilizing the technology until such termination date.  The patents for this technology expired December 26, 2006. However, should products substantially similar to Tato Skins®, O’Boisies® and Pizzarias® become available for any reason in the marketplace by any manufacturer other than the Company which results in a sales decline of 10% or more, any royalty obligation for the respective product(s) shall cease.

The Company licenses the T.G.I. Friday’s® brand snacks trademark from TGI Friday’s Inc. under a license agreement with a term expiring in 2014.  Pursuant to the license agreement, the Company is required to make royalty payments on sales of T.G.I. Friday’s® brand snack products and is required to achieve certain minimum sales levels by certain dates during the contract term.

The Company licenses the BURGER KINGTM brand snacks trademark from BURGER KINGTM under a license agreement with a term expiring in 2012.  Pursuant to the license agreement, the Company is required to make royalty payments on sales of BURGER KINGTM brand snack products and is required to achieve certain minimum sales levels by certain dates during the contract term.

The Company continues to evaluate new licensing opportunities to broaden its product offering and to complement the growth of its existing T.G.I. Friday’s® and BURGER KINGTM product lines through the introduction of new products in snack foods as well as other consumer product categories.

The Company owns the following trademarks in the United States: Poore Brothers®, Rader FarmsTM, An Intensely Different Taste®, Texas Style®, Boulder Canyon®, Tato Skins®, O’Boisies®, Pizzarias®, Braids® and Knots®.

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

Seasonality

The food products industry is seasonal.  Consumers tend to purchase our snack products at higher levels during the major summer holidays and also at times surrounding major sporting events throughout the year.  Additionally, we may face seasonal price increases for raw materials.

Item 1A.  Risk Factors

Any one of the following factors could affect operating results.  You should read and carefully consider these risk factors, and the entirety of this report, before you invest in our securities.

Risks Related to Our Business

We may incur significant future expenses due to the implementation of our business strategy.

The Company is striving to achieve its long-term vision of being a significant marketer of specialty food brands.  Such action is subject to the substantial risks, expenses and difficulties frequently encountered in the implementation of a business strategy.  Even if the Company is successful in developing, acquiring and/or licensing new brands, and increasing distribution and sales volume of the Company’s existing products, it may require the Company to incur substantial additional expenses, including advertising and promotional costs, “slotting” expenses (i.e., the cost of obtaining shelf of freezer space in certain grocery stores), and integration costs of any future acquisitions. Accordingly, the Company may incur additional losses in the future as a result of the implementation of the Company’s business strategy, even if revenues increase significantly. There can be no assurance that the Company will be able to implement its strategic plan, that its business strategy will prove successful or that it will be able to maintain profitability during such implementation.

We may not be able to obtain the additional financing we need to implement our business strategy.

A significant element of the Company’s business strategy is the development, acquisition and/or licensing of innovative specialty food brands, for the purpose of expanding, complementing and/or diversifying the Company’s business. In connection with each of the Company’s previous acquisitions, the Company borrowed funds or assumed additional indebtedness in order to satisfy a substantial portion of the consideration required to be paid by the Company.  The Company may, in the future, require additional third party financing (debt or equity) as a result of any future operating losses, in connection with the expansion of the Company’s business through non-acquisition means, in connection with any additional acquisitions completed by the Company, or to provide working capital for general corporate purposes.  There can be no assurance that any such required financing will be available or, if available, be on terms attractive to the Company.  Any third party financing obtained by the Company may result in dilution of the equity interests of the Company’s shareholders.

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

At December 29, 2007, the Company had outstanding indebtedness in the aggregate principal amount of $13.6 million.  The indebtedness under these loans is secured by the Company’s land and buildings.

We borrowed the principal amount of $16 million of our indebtedness pursuant to a credit agreement with U.S. Bank National Association which is secured by substantially all assets of the Company.  The Company’s obligations under the Credit Agreement are guaranteed by each of its subsidiaries.  The Company is required to comply with certain financial covenants pursuant to the U.S. Bank Credit Agreement so long as borrowings from U.S. Bank remain outstanding.  Should the Company be in default under any of such covenants, U.S. Bank shall have the right, upon written notice and after the expiration of any applicable period during which such default may be cured, to demand immediate payment of all of the then unpaid principal and accrued but unpaid interest under the Credit Agreement.  At December 29, 2007, the Company was in compliance with all covenants of the Credit Agreement.

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

We do not own the patents for the technology we use to manufacture our T.G.I. Friday’s®, BURGER KINGTM  and Tato Skins® brand products.

The Company licenses technology from a third party in connection with the manufacture of its T.G.I. Friday’s®, BURGER KINGTM and Tato Skins® brand products and has a royalty-bearing, exclusive right license to use the technology in the United States, Canada, and Mexico until such time the parties mutually agree to terminate the agreement and provide written sixty (60) days notice to each other.  In consideration for the use of this technology, the Company is required to make royalty payments to the third party on sales of products manufactured utilizing the technology until such termination date.  The patents for this technology expired December 26, 2006.  Since these patents expired, we no longer have exclusive rights to this technology and, as a result, may face additional competition that could adversely affect our revenues.  Moreover, competitors of the Company, certain of which may have significantly greater resources than the Company, may utilize different technology in the manufacture of products that are similar to those currently manufactured, or that may in the future be manufactured, by the Company.  The entry of any such products into the marketplace could have a material adverse effect on sales of T.G.I. Friday’s®, BURGER KINGTM and Tato Skins® brand products, as well as any such future products, by the Company.

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

The majority of revenues are derived from a limited number of food brands.

The Company derives a substantial portion of its revenue from a limited number of snack food brands.  For the year ended December 29, 2007, 79% of the Company’s net revenues were attributable to the T.G.I. Friday’s® brand products, the Poore Brothers® brand products and Rader Farms brand products.  A decrease in the popularity of these brands during any year could have a material adverse effect on the Company’s business, financial condition and results of operations.  There can be no assurance that any of the Company’s food brands will retain their historical levels of popularity or increase in popularity.  Any impact to a licensed brand’s reputation could also lead to an impact on the Company’s other snack food products associated with that brand.  Decreased sales from any one of our key food brands without a corresponding increase in sales from other existing or newly introduced products would have a material adverse effect on the Company’s financial condition and results of operations.

We depend on a license agreement for the right to sell our T.G.I. Friday’s® brand and BURGER KINGTM brand products and we may rely on similar license agreements in the future.

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

The BURGER KINGTM brand products are manufactured and sold by the Company pursuant to a license agreement by and between the Company and BURGER KINGTM which expires in 2012.  Pursuant to the license agreement, the Company is subject to various requirements and conditions (including, without limitation, minimum sales targets).  The failure of the Company to comply with certain of such requirements and conditions could result in the early termination of the license agreement by BURGER KINGTM.  Any termination of the license agreement, whether at the expiration of its term or prior thereto, could have a material adverse effect on the Company’s financial condition and results of operations.

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

Three customers of the Company, Costco, Wal*Mart (including its SAM’s Clubs) and Vistar, formerly Vending Services of America, a national vending distributor accounted for 15%, 8% and 8%, respectively, of the Company’s 2007 net revenues, with the remainder of the Company’s net revenues being derived from sales to a limited number of additional customers, either grocery chains or regional distributors, none of which individually accounted for more than 10% of the Company’s revenues for 2007.  A decision by any major customer to cease or substantially reduce its purchases could have a material adverse effect on the Company’s business.

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

Risks Related to the Snack Business

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

The snack food industry is dominated by large food companies, including Frito-Lay, Inc., Nabisco and others which have substantially greater financial and other resources than the Company and sell brands that are more widely recognized than are the Company’s products. Numerous other companies that are actual or potential competitors of the Company, many with greater financial and other resources (including more employees and more extensive facilities) than the Company, offer products similar to those of the Company. In addition, many of such competitors offer a wider range of products than that offered by the Company. Local or regional markets often have significant smaller competitors, many of whom offer products similar to those of the Company. With expansion of Company operations into new markets the Company has and will continue to encounter significant competition from national, regional and local competitors that may be greater than that encountered by the Company in its existing markets. In addition, such competitors may challenge the Company’s position in its existing markets. There can be no assurance of the Company’s ability to compete successfully.

Unavailability of our necessary supplies, at reasonable prices, could materially adversely affect our operations.

The Company’s manufacturing costs are subject to fluctuations in the prices of potatoes, potato flakes, wheat flour, corn and oil as well as other ingredients of the Company’s products.  Potatoes, potato flakes, wheat flour and corn are widely available year-round, and the Company uses a variety of oils in the production of its products.  Nonetheless, the Company is dependent on its suppliers to provide the Company with products and ingredients in adequate supply and on a timely basis.  The failure of certain suppliers to meet the Company’s performance specifications, quality standards or delivery schedules could have a material adverse effect on the Company’s operations.  In particular, a sudden scarcity, a substantial price increase, or an unavailability of product ingredients could materially adversely affect the Company’s operations.  There can be no assurance that alternative ingredients would be available when needed and on commercially attractive terms, if at all.

We may incur substantial costs in order to market our snacks.

Successful marketing of snack products generally depends upon obtaining adequate retail shelf space for product display, particularly in supermarkets. Frequently, food manufacturers and distributors, such as the Company, incur additional costs in order to obtain additional shelf space. Whether or not the Company incurs such costs in a particular market is dependent upon a number of factors, including demand for the Company’s products, relative availability of shelf space and general competitive conditions. The Company may incur significant shelf space or other promotional costs as a necessary condition of entering into competition or maintaining market share in particular markets or stores. If incurred, such costs may materially affect the Company’s financial performance.

Our business may be adversely affected by oversupply of snack products at the wholesale and retail levels and seasonal fluctuations.

Profitability in the food product industry is subject to oversupply of certain snack products at the wholesale and retail levels, which can result in our products going out of date before they are sold.  The snack products industry is also seasonal.  Consumers tend to purchase our products at higher levels during the major summer holidays and also at times surrounding the major sporting events throughout the year.

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

The market price of our Common Stock has experienced a high level of volatility since the completion of the Company’s initial public offering in December 1996.  Commencing with an offering price of $3.50 per share in the initial public offering, the market price of the Common Stock experienced a substantial decline, reaching a low of $0.50 per share (based on last reported sale price of the Common Stock on the Nasdaq SmallCap Market) on December 22, 1998.  During fiscal 2007, the market price of the Common Stock (based on last reported sale price of the Common Stock on the Nasdaq SmallCap Market) ranged from a high of $3.24 per share to a low of $1.60 per share.  The last reported sales price of the Common Stock on the Nasdaq SmallCap Market on December 28, 2007 was $2.05per share. There can be no assurance as to the future market price of the Common Stock.  See “Our Common Stock may not continue to trade at a market price sufficient to prevent our de-listing from the NASDAQ SmallCap Market.”

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

As a result of the Wabash Foods acquisition, Capital Foods, LLC (“Capital Foods”) (an affiliate of the former owner of Wabash Foods) became the single largest shareholder of the Company, holding approximately 22% of the outstanding shares of Common Stock based on Capital Foods’ Schedule 13G filing.  Accordingly, Capital Foods is in a position to exercise substantial influence on the business and affairs of the Company.  In addition, Heartland Advisors, Inc. (“Heartland”) and BC Advisors, LLC (“BC”) are the beneficial owners of approximately 14% and 15%, respectively, of the outstanding shares of Common Stock at December 29, 2007 based on their Schedule 13G filings.  Capital Foods, Heartland and BC are hereinafter referred to collectively as the “Significant Shareholders.”  There can be no assurance that one or more of the Significant Shareholder will not adopt or support a plan to undertake a material change in the management or business of the Company.

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

Item 2.  Properties

The Company owns a 140,000 square foot manufacturing facility located on 15 acres of land in Bluffton, Indiana, approximately 20 miles south of Ft. Wayne, Indiana.  The facility is financed by a mortgage with U.S. Bank National Association that matures in December, 2016.  The Company produces its T.G.I. Friday’s® brand snacks, BURGER KINGTM brand snacks and Tato Skins® brand potato snacks at the Bluffton, Indiana facility.

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

The Company owns a farming, processing and storage facility located on 696 acres of land in Lynden, Washington, which is leased from the Uptrails Group LLC, owned by four members of the Rader family.  One of the four, Brad Rader, is a current employee of the Company and two of the others, Lyle and Sue Rader, were the former owners of Rader Farms.  This lease commenced on the acquisition date and is effect until May 17, 2017.  Lease payments are $43,500 per month throughout the term of the lease.

The Company also leases one-half of a 200,000 square foot facility in Bluffton, Indiana which is used as a distribution center.  The Company has entered into a lease, the initial term expiring in November 2006, with respect to the facility and has entered into the first of two three-year renewal options.  Current lease payments are approximately $32,500 per month.

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

Item 4.  Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s Common Stock is traded on the Nasdaq SmallCap Market tier of the Nasdaq Stock Market under the symbol “SNAK.”  There were approximately 211 shareholders of record on March 24, 2008.  The Company believes the number of beneficial owners is substantially greater than the number of record holders because a large portion of the Common Stock is held of record in broker “street names.”

The Company has never declared or paid any dividends on the shares of Common Stock.  Management intends to retain any future earnings for the operation and expansion of the Company’s business and does not anticipate paying any dividends at any time in the foreseeable future.  Additionally, certain debt agreements of the Company limit the Company’s ability to declare and pay dividends.

The following table sets forth the range of high and low sale prices of the Company’s Common Stock as reported on the Nasdaq SmallCap Market for each quarter of the fiscal years ended December 29, 2007 and December 30, 2006.

	Sales Prices
Period of Quotation	High	Low
Fiscal 2006:
First Quarter	$3.10	$2.43
Second Quarter	$3.07	$2.41
Third Quarter	$3.02	$2.00
Fourth Quarter	$2.66	$2.19

Fiscal 2007:
First Quarter	$2.90	$2.35
Second Quarter	$3.18	$2.68
Third Quarter	$3.24	$2.02
Fourth Quarter	$2.41	$1.60

The information appearing under the heading “Securities Authorized for Issuance under Equity Compensation Plans” in the Company’s 2008 Proxy Statement is incorporated by reference in this section.

The Company re-purchased shares of Common Stock during the fourth fiscal quarter of 2007 as detailed in the table below.  See also Note 9 to our Financial Statements in this Annual Report for stock repurchases made during 2007 and 2006.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar value of Shares that May Yet be Purchased under the Plans or Programs
September 30, 2007 – October 30, 2007	—	—	—	$2,359,618
October 31, 2007 – November 30, 2007	193,915	$2.14	193,915	$1,944,640
December 1, 2007 – December 29, 2007	45,118	$1.81	45,118	$1,863,847
Total	239,033	$2.07	239,033	$1,863,847

The share repurchase program (the “Repurchase Program”) was approved by our Board on August 23, 2007 and announced to the public on August 27, 2007.  The Repurchase Program authorizes management to purchase up to $3 million of our outstanding common shares.  Purchases may be made in the open market or in privately negotiated transactions from time to time.  The Repurchase Program will expire on August 23, 2008.

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

Overview

The Inventure Group, Inc. (the “Company”) is engaged in the development, production, marketing and distribution of innovative snack food products and frozen berry products that are sold primarily through grocery retailers, mass merchandisers, club stores, convenience stores and vend distributors across the United States.  The Company currently manufactures and sells nationally T.G.I. Friday’s® brand snacks under license from TGI Friday’s Inc and BURGER KINGTM brand potato snack products under license from BURGER KINGTM. We also distribute Braids® and pretzels.  The Company also currently (i) manufactures and sells its own brands of snack food products, including Poore Brothers®, Bob’s Texas Style®, and Boulder Canyon Natural FoodsTM brand batch-fried potato chips and Tato Skins® brand potato snacks, (ii) manufactures private label potato chips for grocery retail chains in the Southwest, and (iii) distributes in Arizona snack food products that are manufactured by others. The Company also grows raspberries, blueberries and rhubarb at its Company-owned farming operations in Lynden, Washington, which are individually quick frozen on site to enhance shelf life.  The Company also purchases marionberries, cherries, cranberries and strawberries from a select network of fruit growers for resale.  The fruit is processed, frozen and packaged for sale and distribution nationally to wholesale customers under the Rader Farms® brand, as well as through store brands.

The Company’s net revenue increased 30.2% in fiscal 2007, primarily due to the acquisition of Rader Farms. net revenues from sales of T.G.I. Friday’s® snack products, which comprised 47% of total net revenues, decreased 6.9%.  Net revenues from potato chips and other snacks increased 14.7% in 2007.  The table below highlights the changes between years:

Net Revenues Comparison

($ in millions)

	2007	2006	% Change
T.G.I. Friday’s®	$42.9	$46.1	(6.9)%
Potato Chips and Other snacks	27.2	23.7	14.7%
Rader Farms berry products	20.8	—	100.0%
Total	$90.9	$69.8	30.2%

The market for snack foods, such as potato chips, tortilla chips and meat snacks, is large and intensely competitive.  The industry is dominated by several significant competitors and includes many other competitors with greater financial and other resources than the Company.  However, the Company’s growth has exceeded the industry average over the last few years primarily due to historical growth from T.G.I. Friday’s® branded products and more recently from its acquisition of Rader Farms.  This growth has been due to penetration into new and existing accounts, primarily in vend, mass, grocery and convenience stores.

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

Key Trends

Retailer Consolidation

The retail food environment continues to be influenced by consolidation as fewer large retailers, including Kroger, Safeway and Wal*Mart, are gaining a larger share of the grocery retail environment.  These retailers are also consolidating their regional buying operations into singular national operations to improve efficiency.  This action creates opportunities for the Company because brands like T.G.I. Friday’s® and BURGER KINGTM brand snack products are niche brands that can be sold effectively on a national basis.

Consumer Trends

The snack industry has been heavily influenced in the past five years by a proliferation of new flavors and health focused snacks, with a rapid increase in the number of low-fat, low-carb and all-natural and organic products.  Mainstream retailers such as Safeway have now created standalone natural and organic sections in their stores.  The Company believes this trend for healthier snacks will continue and will provide opportunities for its Rader Farms berry products to experience revenue growth.

Raw Material and Freight Price Increases and Subsequent Retail Price Increases

The snack foods industry has experienced higher costs as a result of the increase in the price of potatoes and oil.  Additionally, both inbound transportation of raw materials and outbound transportation of finished goods have experienced higher costs as a result of freight surcharges.  Nearly all raw materials have experienced higher pricing both as a result of higher freight costs and certain products require oil based raw materials.  As a result of these raw material price increases, many companies, including us, have implemented price increases in 2007 and 2008.

Results of Operations

The following discussion summarizes the significant factors affecting the consolidated operating results, financial condition, liquidity and capital resources of the Company.  This discussion should be read in conjunction with Item 8: “Financial Statements and Supplementary Data” and the “Cautionary Statement on Forward-Looking Statements” on page 4.

Year ended December 29, 2007 compared to the year ended December 30, 2006

	2007		2006		Difference
(dollars in millions)	$	% of Rev	$	% of Rev	$	%
Net revenues	$90.9	100.0%	$69.8	100.0%	$21.1	30.2%
Cost of revenues	75.3	82.8	56.5	81.0	18.8	33.3
Gross profit	15.6	17.2	13.3	19.0	2.3	17.3
Selling, general and administrative expenses	14.1	15.5	11.7	16.7	2.4	20.5
Impairment of intangible asset	2.7	3.0	—-	—	2.7	100.0
Operating income (loss)	(1.2)	(1.3)	1.6	2.3	(2.8)	(175.0)
Interest income (expense), net	(1.0)	(1.1)	0.3	0.4	(1.3)	(433.3)
Income (loss) before income taxes	(2.2)	(2.4)	1.9	2.7	(4.1)	(215.8)
Income tax benefit (provision)	0.7	0.8	(0.8)	(1.1)	1.5	187.5
Net income (loss)	$(1.5)	(1.7)%	$1.1	1.6%	$(2.6)	(236.4)%

For the fiscal year ended December 29, 2007, net revenues increased 30.2%, or $21.1 million, to $90.9 million compared with net revenues of $69.8 million for the previous fiscal year.  The main cause of this increase was the acquisition of Rader Farms, which contributed $20.8 million of net revenues in 2007 compared to none in 2006.  Further, T.G.I. Friday’s®, which comprised 47% of total net revenues in 2007, decreased 6.9%.  Our potato chips and other snacks revenue more than offset that decrease, as it increased 14.7% in net revenues in 2007 primarily due to increased net revenues from Poore Brothers® and Boulder Canyon Natural FoodsTM brand batch-fried potato chips, of 23% and 32%, respectively.

Gross profit for 2006 increased $2.3 million to $15.6 million, but decreased as a percentage of net revenues to 17.2% as compared to 19.0% in 2006.  Cost of revenues on the snack products increased $1.9 million, largely as a result of increased commodity and freight costs compared to 2006.  This caused the gross margin from snack products to decrease to 16.6% as compared to 19.0% in the prior year.  Gross margin from the Rader Farms berry products was 18.9%, which helped offset part of the decreased gross margin realized from the snack products.

Selling, general and administrative expenses increased to $14.1 million in fiscal 2007, but decreased as a percentage of revenues to 15.6% as compared to 16.7% in 2006.  However, 2007 also included a $2.7 million impairment charge realized on the Bob’s Texas Style® and Tato Skins® trademarks.  No such charge was recognized in 2006.  Inclusive of this charge, selling, general and administrative expenses were 18.5%, which was higher than the 16.7% recognized in 2006.

The Company’s effective income tax benefit rate was 32.1% in 2007 while its effective tax expense rate 41.7% in 2006.  This difference was largely due to a loss before taxes being realized in 2007 compared to income before taxes being realized in 2006.

Net loss for 2007 was $1.5 million, representing a $2.6 million decrease when compared to net income of $1.1 million for 2006.   The net loss for 2007 equated to $(0.08) per basic and diluted share, compared with $0.06 per basic and diluted share, in 2006.

Liquidity and Capital Resources

Net working capital was $3.6 million (a current ratio of 1.2:1) and $13.4 million (a current ratio of 3.0:1) at December 29, 2007 and December 30, 2006, respectively.  For the fiscal year ended December 29, 2007, the Company utilized $0.7 million in operating activities primarily as a result of increased inventories.  Investing activities utilized $23.4 million, primarily due to the acquisition of Rader Farms and the purchase of fixed assets.  Financing activities provided $15.9 million, largely due to debt borrowings and draw downs on the Company’s line of credit.  For the fiscal year ended December 30, 2006, the Company generated cash flow of $2.5 million from operating activities, invested $1.3 million in new land, building and equipment, made $0.5 million in payments on long-term debt, received $0.2 million in proceeds from the issuance of Common Stock pursuant to the exercise of stock options and repurchased $1.8 million in treasury stock.

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

The Company’s Bluffton, Indiana manufacturing and distribution facility was purchased for $3.0 million in December, 2006. The facility is subject to a $2.3 million mortgage loan from U.S. Bank National Association, bears interest at the 30 day LIBOR plus 165 basis points and is secured by the building and the land on which it is located. The interest rate associated with this debt instrument was fixed to 6.85% via an interest rate swap agreement with U.S. Bank National Association in December 2006.  The loan matures in December, 2016; however monthly principal and interest installments of $18,392 are determined based on a twenty-year amortization period.

To fund the acquisition of Rader Farms the Company entered into a Loan Agreement (the “Loan Agreement”) with U.S. Bank National Association (“U.S. Bank”). Each of our subsidiaries is a guarantor of the Loan Agreement, which is secured by a pledge of all of the assets of our consolidated group. The borrowing capacity available to us under the Loan Agreement consists of notes representing:

•                  a $15,000,000 revolving line of credit maturing on June 30, 2011; based on asset eligibility, there was $4.2 million of borrowing availability under the line of credit at December 29, 2007.

•                  an equipment term loan, secured by the equipment acquired, subject to a $5.8 million mortgage loan from U.S. Bank National Association, bears interest at the 30 day LIBOR plus 165 basis points. The loan matures in May, 2014 and monthly principal installments are $71,429 plus interest and

•                  a real estate term loan, secured by a leasehold interest in the real property we are leasing from the former owners of Rader Farms in connection with the Acquisition, subject to a $4.0 million real estate term loan from U.S. Bank National Association, bears interest at the 30 day LIBOR plus 165 basis points. The loan matures in July, 2017; however monthly principal and interest installments of $36,357 are determined based on a fifteen-year amortization period.

All borrowings under the revolving line of credit will bear interest at either (i) the prime rate of interest announced by U.S. Bank from time to time or (ii) LIBOR, plus the LIBOR Rate Margin (as defined in the revolving credit facility note). The term loan will bear interest at LIBOR, plus the LIBOR Rate Margin (as defined in the term loan note).

As is customary in such financings, U.S. Bank may terminate its commitments and accelerate the repayment of amounts outstanding and exercise other remedies upon the occurrence of an event of default (as defined in the Loan Agreement), subject, in certain instances, to the expiration of an applicable cure period. The agreement requires the Company to maintain compliance with certain financial covenants, including a minimum tangible net worth, a minimum fixed charge coverage ratio and a debt to equity ratio. At December 29, 2007, the Company was in compliance with all of the financial covenants.

At December 29, 2007, the Company had a net operating loss carryforward available for federal income taxes of approximately $1.9 million.  The Company’s accumulated net operating loss carryforward will begin to expire in 2012.

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

The Company does not have any off-balance sheet arrangements that are required to be disclosed pursuant to these regulations, other than those described in the Notes to Consolidated Financial Statements.  The Company does not have, nor does it engage in, transactions with any special purpose entities.  Other than an interest rate swap, the Company is not engaged in any derivative activities and had no forward exchange contracts outstanding at December 29, 2007.  In the ordinary course of business, the Company enters into operating lease commitments, purchase commitments and other contractual obligations.  These transactions are recognized in our financial statements in accordance with generally accepted accounting principles in the United States, and are more fully discussed below.

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

Goodwill and Trademarks.  Goodwill and trademarks are reviewed for impairment annually, or more frequently if impairment indicators arise.  Goodwill is required to be tested for impairment between the annual tests if an event occurs or circumstances change that more-likely-than-not reduce the fair value of a reporting unit below its carrying value.  Intangible assets with indefinite lives are required to be tested for impairment between the annual tests if an event occurs or circumstances change indicating that the asset might be impaired.  During 2007, the Company determined the carrying values of two trademarks were impaired following the completion of a discounted cash flow analysis and recorded a $2.7 million charge as a result.  The Company believes the carrying values are appropriate after recognition of the trademark impairment. Further discussion of goodwill and trademarks is expanded upon below:

* The Company’s Bob’s Texas Style potato chip brand was acquired in 1998 when the business of Tejas Snacks, L.P. was acquired. Following a trademark impairment charge of $0.9 million recorded in 2007, the Bob’s Texas Style trademark has a carrying value of approximately $0.3 million.

* The Company’s Tato Skins potato chip brand was acquired in 1999 when the business of Wabash Foods was acquired.  Following an impairment charge if $1.8 million recorded in 2007, the Wabash - Tato Skins trademark has a carrying value of approximately $0.4 million.

* The Company’s Boulder Canyon potato chip brand was acquired in 2000 when the business of Boulder Natural Foods, Inc. was acquired. The Boulder Canyon trademark has a carrying value of $0.9 million.

* The Company’s Rader Farms frozen berry brand was acquired in 2007 when the business of Rader Farms was acquired. The acquisition resulted in Goodwill of $5.6 million and trademarks of $1.1 million at December 29, 2007.  See Note 2 of these Consolidated Financial Statements for additional information.

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

The Company recorded goodwill for each of the four acquisitions noted above. The three acquired potato chip businesses were fully integrated into and are included in the Company’s Branded Snack Products business segment.  The Rader Farms frozen berry business is included in the Company’s Berry Products business segment.

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

Income Taxes.  The Company has been profitable since 1999; however, it experienced significant net losses in prior fiscal years resulting in a net operating loss (“NOL”) carryforward for federal income tax purposes of approximately $1.9 million at December 29, 2007.  Generally accepted accounting principles require that the Company record a valuation allowance against the deferred tax asset associated with this NOL if it is “more likely than not” that the Company will not be able to utilize it to offset future taxes.

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

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109  (FIN 48), which clarifies the accounting for uncertainty in tax positions.  FIN 48 requires that the Company recognize in its financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of the 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company’s adoption of FIN 48 did not affect the financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), which clarifies the definition of fair value whenever another standard requires or permits assets or liabilities to be measured at fair value.  Specifically, the standard clarifies that fair value should be based on the assumptions market participants would use when pricing the asset or liability, and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions.  SFAS No. 157 also requires expanded financial statement disclosures about fair value measurements, including disclosure of the methods used and the effect on earnings.  SFAS No. 157 is effective for fiscal years beginning after November 15, 2007.  In February 2008, the FASB issued a staff position delaying the effective date of certain non-financial assets and liabilities to fiscal periods beginning after November 15, 2008.  We are currently reviewing the effect of SFAS No. 157, if any, on our consolidated financial statements; however, it is not expected to have a material impact on our consolidated results.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”).  SFAS No. 159 allows entities to choose to measure eligible financial instruments at fair value with changes in fair value recognized in earnings of each subsequent reporting date.  The fair value election is available for most financial assets and liabilities on an instrument-by-instrument basis and is to be elected on the date the financial instrument is initially recognized.  SFAS 159 is effective for all entities as of the beginning of a reporting entity’s first fiscal year that begins after November 15, 2007 (with earlier application permitted under certain circumstances).  The adoption of SFAS No. 159 had no impact on the Company’s financial position or statement of operations.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”), which replaces SFAS No. 141, “Business Combinations.” SFAS No. 141(R) retains the underlying concepts of SFAS No. 141 that require all business combinations to be accounted for at fair value under the acquisition method of accounting, however, SFAS No. 141(R) significantly changes certain aspects of the prior guidance including: (i) acquisition-related costs, except for those costs incurred to issue debt or equity securities, will no longer be capitalized and must be expensed in the period incurred; (ii) non-controlling interests will be valued at fair value at the acquisition date; (iii) in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; (iv) restructuring costs associated with a business combination will no longer be capitalized and must be expensed subsequent to the acquisition date; and (v) changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date will no longer be recorded as an adjustment of goodwill, rather such changes will be recognized through income tax expense or directly in contributed capital. SFAS 141(R) is effective for all business combinations having an acquisition date on or after the beginning of the first annual period subsequent to December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies.

Item 8.    Financial Statements and Supplementary Data

Item 9.        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A(T).           Controls and Procedures.

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

No change occurred in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the three months ended December 29, 2007 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

(i)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company;
(ii)

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of our management and directors; and

(iii)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements or instances of fraud. As such, a control system, no matter how well conceived and operated, can provide only reasonable assurance that the objectives of the control system are met. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of internal control over financial reporting as of December 29, 2007. This assessment excluded the internal controls over financial reporting at Rader Farms, which was acquired during the year ended December 29, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment and those criteria, management believes that we maintained effective internal control over financial reporting as of December 29, 2007.

This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report.

Item 9B.     Other Information.

None.

PART III

Item 10.     Directors and Executive Officers of the Registrant

Code of Ethics

Each of the Company’s directors, officers and employees are required to comply with The Inventure Group, Inc. Code of Business Conduct and Ethics adopted by the Company.  The Code of Business Conduct and Ethics sets forth policies covering a broad range of subjects and requires strict adherence to laws and regulations applicable to the Company’s business.  The Company has also adopted a Financial Code of Ethics for its Chief Executive Officer, Chief Financial Officer and all other finance managers.  The Financial Code of Ethics supplements the Code of Business Conduct and Ethics and is intended to emphasize the importance of honest and ethical conduct in connection with the Company’s financial reporting obligations.  The Code of Business Conduct and Ethics and the Financial Code of Ethics are available on the Company’s website at www.inventuregroup.net, under the “Investors-Governance” captions.  Copies of these Codes may also be obtained, without charge, by any shareholder upon written request directed to the Secretary of the Company at 5050 N. 40th St. Suite #300, Phoenix, Arizona 85018.  The Company will post to its website any amendments to these Codes, or waiver from the provisions thereof, applicable to the Company’s directors or any principal executive officer, principal financial officer principal accounting officer or controller, or any person performing similar functions under the “Investors-Governance-Code of Business Conduct-Waivers” caption.

The information regarding Directors and Executive Officers appearing under the headings “Proposal 1: Election of Directors,” “Executive Officers”, “Meetings and Committees of the Board of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” of the Company’s 2007 Proxy Statement is incorporated by reference in this section.

Item 11.     Executive Compensation

The information appearing under the headings “Director Compensation,” “Employment Agreements,” “Compensation Committee Report on Executive Compensation” and “Executive Officer Compensation” of the Company’s 2008 Proxy Statement is incorporated by reference in this section.

Item 12.     Security Ownership of Beneficial Owners and Management and Related Stockholder Matters

The information appearing under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance Under Equity Compensation Plans” of the Company’s 2008 Proxy Statement is incorporated by reference in this section.

Item 13.     Certain Relationships and Related Transactions

The information appearing under the heading “Meetings and Committees of the Board of Directors” and “Certain Relationships and Related Transactions” of the Company’s 2008 Proxy Statement is incorporated by reference in this section.

Item 14.     Principal Accountant Fees and Services

Information appearing under the heading “Independent Auditors” of the Company’s 2008 Proxy Statement is incorporated by reference in this section.

PART IV

Item 15.         Exhibits and Financial Statement Schedules:

The following documents are filed as part of this Annual Report on Form 10-K

1.              Financial Statements

Report of Independent Registered Public Accounting Firm

Consolidated balance sheets as of December 29, 2007 and December 30, 2006

Consolidated statements of income for the years ended December 29, 2007 and December 30, 2006

Consolidated statements of shareholders’ equity for the years ended December 29, 2007 and December 30, 2006

Consolidated statements of cash flows for the years ended December 29, 2007 and December 30, 2006

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

10.33		—	Commercial Lease Agreement, dated May 22, 2003, by and between the Company and Westland Park LLC (13)
10.34		—	Warehouse Services Agreement, dated June 30, 2003, by and between the Company and Customized Distribution Services, Inc. (13)
10.35		—	License Agreement - #13770-WBLT-Amendment 1, dated June 14, 2004, by and between the Company and Warner Bros. Consumer Products, Inc. (14)
10.36		—	License Agreement - #14559-SCOO-Amendment 1, dated June 14, 2004, by and between the Company and Warner Bros. Consumer Products, Inc. (14)
10.37	*	—	Form of Officer Nonstatutory Stock Option Agreement. (16)
10.38	*	—	Summary of Director Compensation. (17)
10.40		—	Loan Agreement (Revolving Line of Credit Loan and Term Loan) dated August 19, 2005 between the Company and U.S. Bank National Association. (19)
10.41		—	Security Agreement relating to the Loan Agreement dated August 19, 2005 between the Company and U.S. Bank National Association. (19)
10.42		—	$5 Million Promissory Note (Facility 1 - Revolving Line of Credit Loan) dated August 19, 2005 between the Company and U.S. Bank National Association. (19)
10.43		—	$756,603 Promissory Note (Facility 2 – Term Loan) dated August 19, 2005 between the Company and U.S. Bank National Association. (19)
10.44*		—	Executive Employment Agreement dated August 1, 2005 between the Company and Steven Sklar. (19)
10.45*		—	Restricted Stock Agreement dated August 1, 2005 between the Company and Steven Sklar. (19)
10.46*		—	Letter Agreement dated as of December 14, 2005, by and between the Company and Eric J. Kufel. (20)
10.47*		—	Letter Agreement dated as of December 16, 2005, by and between the Company and Thomas W. Freeze. (20)
10.48*		—	Letter Agreement dated as of December 16, 2005, by and between the Company and Richard M. Finkbeiner. (20)
10.49*		—	Poore Brothers, Inc. Amended and Restated 2005 Equity Incentive Plan. (21)
10.50*		—	Form of Director Nonstatutory Stock Option Agreement – Amended and Restated 2005 Equity Incentive Plan. (23)
10.51*		—	Form of Employee Incentive Stock Option Agreement – Amended and Restated 2005 Equity Incentive Plan. (23)
10.52*		—	Executive Employment Agreement by and between Poore Brothers, Inc. and Eric J. Kufel, dated as of February 14, 2006. (22)
10.53*		—	Executive Employment Agreement by and between Poore Brothers, Inc. and Terry McDaniel, dated as of April 17, 2006. (25)
10.54		—	Commercial Lease Agreement, dated May 8, 2006, by and between the Company and B.G. Associates, Inc. (26)
10.55*		—	Letter Agreement dated as of April 21, 2006, by and between the Company and Thomas Tierney. (27)
10.56*		—	Summary of Director and Officer Compensation. (28)
10.57*		—	Executive Employment Agreement by and between the Company and Steve Weinberger, dated as of July 27, 2006. (29)
10.58*			The Inventure Group, Inc. Deferred Compensation Plan. (30)
10.59			Asset Purchase Agreement dated as of May 17, 2007, by and among Rader Farms Acquisition Corp., Rader Farms, Inc. and the Company Shareholders named therein. (31)

10.60		Agricultural Ground Lease dated as of May 17, 2007, by and among Lyle Rader, Sue Rader, Brad Rader, Julie Newell and Rader Farms Acquisition Corp. (31)
10.61		Loan Agreement (Revolving Line of Credit and Term Loan) dated as of May 16, 2007, by and between The Inventure Group, Inc. and U.S. Bank, National Association. (31)
10.62		Promissory Note (Facility 1 – Revolving Line of Credit Loan) dated May 16, 2007, by The Inventure Group, Inc. in favor of U.S. Bank, National Association. (31)
10.63		Promissory Note (Facility 2 – Term Loan) dated May 16, 2007, by The Inventure Group, Inc. in favor of U.S. Bank, National Association. (31)
10.64

Security Agreement (Blanket – All Business Assets) dated as of May 16, 2007, by and among between The Inventure Group, Inc., La Cometa Properties, Inc., Poore Brothers Bluffton, LLC, Tejas PB Distributing, Inc., Boulder Natural Foods, Inc., BN Foods, Inc., Rader Farms Acquisition Corp. and U.S. Bank, National Association. (31)

10.65		Term Loan Agreement dated as of June 28, 2007, by and between The Inventure Group, Inc. and U.S. Bank, National Association. (31)
10.66		Promissory Note Secured by Deed of Trust (Term Loan) dated June 28, 2007, by The Inventure Group, Inc. in favor of U.S. Bank, National Association. (31)
10.67		Deed of Trust dated June 28, 2007, by and between Rader Farms Acquisition Corp. and U.S. Bank National Association. (31)
14.1	—	Code of Business Conduct and Ethics (32)
14.2	—	Financial Code of Ethics (32)
21.1	—	List of Subsidiaries of the Company. (32)
23.1	—	Consent of Deloitte & Touche, LLP. (32)
31.1	—	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15(d)-14(a). (32)
31.2	—	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15(d)-14(a) (32)
32	—	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (32)

*	Management compensatory plan or arrangement.

(1)	Incorporated by reference to the Company’s Registration Statement on Form SB-2, Registration No. 333-5594-LA.
(2)	Incorporated by reference to the Company’s definitive Proxy Statement on Schedule 14A filed with the Commission on September 19, 1999.
(3)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 1997.
(4)	Intentionally omitted.
(5)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 1999.
(6)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2000.
(7)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2001.
(8)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2001.
(9)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2001.
(10)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 28, 2002.
(11)	Intentionally omitted.
(12)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2003.
(13)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 27, 2003.
(14)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 26, 2004.
(15)	Intentionally omitted.
(16)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on December 23, 2004.
(17)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 25, 2004.
(18)	Intentionally omitted.
(19)	Incorporated by reference to the to the Company’s Quarterly Report on 10-Q for the quarter ended June 25, 2005.
(20)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on December 19, 2005.
(21)	Incorporated by reference to the Company’s definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on April 26, 2006.
(22)	Incorporated by reference to the Company’s Current Report on Form 8-K/A filed on February 16, 2006.
(23)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.
(24)	Intentionally omitted.
(25)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 17, 2006.
(26)	Incorporated by reference to the Company’s Quarterly Report on 10-Q for the quarter ended April 1, 2006.

(27)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 21, 2006.
(28)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on May 26, 2006.
(29)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on July 27, 2006.
(30)	Incorporated by reference to the Company’s Current Report on Form 8-K as filed on January 23, 2007.
(31)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.
(32)	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:	March 28, 2008	THE INVENTURE GROUP, INC.

		By:	/s/ Eric J. Kufel
Eric J. Kufel
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Eric J. Kufel	Chief Executive Officer and Director	March 28, 2008
Eric J. Kufel	(Principal Executive Officer)

/s/ Steve Weinberger	Chief Financial Officer, Secretary & Treasurer	March 28, 2008
Steve Weinberger	(Principal Financial and Accounting Officer)

/s/ Larry R. Polhill	Chairman and Director	March 28, 2008
Larry R. Polhill

/s/ Ashton D. Asensio	Director	March 28, 2008
Ashton D. Asensio

/s/ Mark S. Howells	Director	March 28, 2008
Mark S. Howells

/s/ Macon Bryce Edmonson	Director	March 28, 2008
Macon Bryce Edmonson

/s/ Itzhak Reichman	Director	March 28, 2008
Itzhak Reichman

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
The Inventure Group, Inc.
Phoenix, Arizona

We have audited the accompanying consolidated balance sheets of The Inventure Group, Inc. and subsidiaries (f.k.a. Poore Brothers, Inc. and subsidiaries) (the “Company”) as of December 29, 2007 and December 30, 2006, and the related consolidated statements of operations, stockholders’ equity and cash flows for the two years in the period ended December 29,2007. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The Inventure Group, Inc. (f.k.a. Poore Brothers, Inc. and subsidiaries) as of December 29, 2007 and December 30, 2006, and the results of their operations and their cash flows for each of the two years in the period ended December 29, 2007, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

Phoenix, Arizona
March 28, 2008

THE INVENTURE GROUP, INC. AND SUBSIDIARIES

(FORMERLY POORE BROTHERS, INC. AND SUSIDIARIES)

CONSOLIDATED BALANCE SHEETS

	December 29,	December 30,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$494,918	$8,671,259
Accounts receivable, net of allowance for doubtful accounts of $29,161 in 2007 and $26,452 in 2006	8,604,741	6,284,163
Inventories	11,585,597	3,459,236
Deferred income tax asset	1,180,349	1,103,064
Other current assets	707,093	521,208
Total current assets	22,572,698	20,038,930

Property and equipment, net	23,436,752	12,534,444
Goodwill	11,589,988	5,986,252
Trademarks and other intangibles	2,827,742	4,207,032
Other assets	263,539	45,606
Total assets	$60,690,719	$42,812,264

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,001,136	$3,440,033
Line of Credit	7,452,309	—
Accrued liabilities	4,206,078	2,975,723
Current portion of long-term debt	1,181,888	112,113
Current portion of accrued costs related to brand discontinuance and other exit cost accruals	97,229	98,400
Total current liabilities	18,938,640	6,626,269

Long-term debt, less current portion	12,445,383	3,973,461
Non-current portion of accrued costs related to brand discontinuance and other exit cost accruals	—	91,428
Deferred income tax liability	1,574,727	2,200,114
Total liabilities	32,958,750	12,891,272

Commitments and contingencies (Notes 8 and 12)

Shareholders’ equity:
Preferred stock, $100 par value; 50,000 shares authorized; no shares issued or outstanding at December 29, 2007 and December 30, 2006	—	—
Common stock, $.01 par value; 50,000,000 shares authorized; 20,186,213 and 20,150,746 shares issued and outstanding at December 29, 2007 and December 30, 2006, respectively	201,863	201,508
Additional paid-in capital	29,304,491	28,854,243
Retained earnings	1,207,189	2,710,662
	30,713,543	31,766,413
Less : treasury stock, at cost: 1,345,398 shares at December 29,2007 and 818,740 shares at December 30, 2006	(2,981,574)	(1,845,421)
Total shareholders’ equity	27,731,969	29,920,992
Total liabilities and shareholders’ equity	$60,690,719	$42,812,264

The accompanying notes are an integral part of these consolidated financial statements.

THE INVENTURE GROUP, INC. AND SUBSIDIARIES

(FORMERLY POORE BROTHERS, INC. AND SUSIDIARIES)

CONSOLIDATED STATEMENTS OF OPERATIONS

	December 29,	December 30,
	2007	2006

Net revenues	$90,910,580	$69,818,930

Cost of revenues	75,331,567	56,563,445

Gross profit	15,579,013	13,255,485

Selling, general and administrative expenses	14,146,981	11,639,518
Impairment of intangible assets	2,671,372	—

Operating income (loss)	(1,239,340)	1,615,967

Interest income (expense), net	(974,223)	260,425

Income (loss) before income tax provision	(2,213,563)	1,876,392

Income tax benefit (provision)	710,090	(782,999)

Net income (loss)	$(1,503,473)	$1,093,393

Earnings (loss) per common share:
Basic	$(0.08)	0.06
Diluted	$(0.08)	0.06

Weighted average number of common shares:
Basic	19,206,344	19,833,068
Diluted	19,206,344	19,856,280

The accompanying notes are an integral part of these consolidated financial statements.

THE INVENTURE GROUP, INC. AND SUBSIDIARIES

(FORMERLY POORE BROTHERS, INC. AND SUSIDIARIES)

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

			Additional	Retained
	Common Stock		Paid-in	Earnings	Treasury
	Shares	Amount	Capital	(Deficit)	Stock, at Cost	Total

Balance, December 31, 2005	20,077,080	200,771	28,424,817	1,617,269	—	30,242,857
Exercise of common stock options, including related tax benefit	61,666	617	162,030	—	—	162,647
Restricted stock and related compensation expense	12,000	120	62,635	—	—	62,755
Stock-based compensation expense	—	—	204,761	—	—	204,761
Purchase of treasury stock, at cost	—	—	—	—	(1,845,421)	(1,845,421)
Net income	—	—	—	1,093,393	—	1,093,393
Balance, December 30, 2006	20,150,746	$201,508	$28,854,243	$2,710,662	$(1,845,421)	$29,920,992
Exercise of common stock options, including related tax benefit	35,467	355	76,976	—	—	77,331
Restricted stock and related compensation expense	—	—	60,793	—	—	60,793
Stock-based compensation expense	—	—	312,479	—	—	312,479
Purchase of treasury stock, at cost	—	—	—	—	(1,136,153)	(1,136,153)
Net loss	—	—	—	(1,503,473)	—	(1,503,473)
Balance, December 29, 2007	20,186,213	$201,863	$29,304,491	$1,207,189	$(2,981,574)	$27,731,969

The accompanying notes are an integral part of these consolidated financial statements.

THE INVENTURE GROUP, INC. AND SUBSIDIARIES

(FORMERLY POORE BROTHERS, INC. AND SUSIDIARIES)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	December 29,	December 30,
	2007	2006
Cash flows provided by (used in) operating activities:
Net income (loss)	$(1,503,473)	$1,093,393
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	2,054,013	1,255,391
Amortization	52,273	5,835
Impairment of trademark	2,671,372	—
Provision for bad debts	84,346	(94,558)
Deferred income taxes	(702,672)	726,629
Share-based compensation expense	312,479	204,761
Restricted stock compensation expense	60,793	62,755
Excess tax benefit from exercise of stock options	(5,827)	(8,916)
(Gain on sale)/loss on disposition of equipment	(2,760)	12,011
Change in assets and liabilities, net of effects of acquisition:
Accounts receivable	(463,903)	481,916
Inventories	(2,460,997)	(642,990)
Other assets and liabilities	(347,233)	(228,961)
Accounts payable and accrued liabilities	(445,882)	(400,167)
Net cash provided by operating activities	(697,471)	2,467,099
Cash flows provided by (used in) investing activities:
Purchase of land, building and equipment	(2,494,203)	(1,298,522)
Purchase of Rader Farms, Inc.	(20,938,678)	—
Proceeds from disposition of equipment	13,000	6,330
Net cash used in investing activities	(23,419,881)	(1,292,192)
Cash flows provided by (used in) financing activities:
Net borrowings (repayments) on Line of Credit	7,452,309	—
Proceeds from issuance of common stock	77,331	162,647
Debt borrowings	10,166,133	—
Payments made on long term debt	(624,436)	(525,035)
Excess tax benefit from exercise of stock options	5,827	8,916
Treasury stock purchases	(1,136,153)	(1,845,421)
Net cash provided by (used in) financing activities	15,941,011	(2,198,893)
Net increase (decrease) in cash and cash equivalents	(8,176,341)	(1,023,986)
Cash and cash equivalents at beginning of year	8,671,259	9,695,245
Cash and cash equivalents at end of year	$494,918	$8,671,259

The accompanying notes are an integral part of these consolidated financial statements.

THE INVENTURE GROUP, INC. AND SUBSIDIARIES

(FORMERLY POORE BROTHERS, INC. AND SUSIDIARIES)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	December 29,	December 30,
	2007	2006
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$992,735	$172,527
Cash paid during the year for taxes	—	5,000

Supplemental disclosure of non-cash investing transactions:
Land and building acquired with mortgage financing	—	$2,400,000

Acquisition of Rader Farms, Inc.
Fair value of current assets acquired	$7,720,037
Fair value of fixed assets acquired	10,472,359
Goodwill	5,603,736
Trademark	1,070,000
Customer relationship	100,000
Covenant-not-to compete	160,000
Total assets acquired	25,126,132
Fair value of liabilities assumed	(4,187,454)
Total cash expended to acquire Rader Farms, Inc.	$20,938,678

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

In May 2007, the Company completed the acquisition of Rader Farms, Inc. for a total cost of $20.9 million.  See Note 2 to the Consolidated Financial Statements for additional information.

In July 2007, the Company launched its BURGER KINGTM brand snack products pursuant to a license agreement with TGI Friday’s Inc., which expires in 2012.

The Company’s fiscal year ends on the last Saturday occurring in the month of December of each calendar year.  Accordingly, fiscal 2006 commenced December 31, 2006 and ended December 29, 2007.  Our fiscal year ends on the last Saturday of each December, resulting in an additional week of results every five or six years.

Business

The Company is engaged in the development, production, marketing and distribution of innovative snack food products and frozen berry products that are sold primarily through grocery retailers, mass merchandisers, club stores, convenience stores and vend distributors across the United States.  The Company currently manufactures and sells nationally T.G.I. Friday’s® brand snacks under license from TGI Friday’s Inc. and BURGER KINGTM brand snack products under license from BURGER KINGTM.  We also distribute Braids® and pretzels.  The Company also currently (i) manufactures and sells its own brands of snack food products, including Poore Brothers®, Bob’s Texas Style® and Boulder Canyon Natural FoodsTM brand batch-fried potato chips and Tato Skins® brand potato snacks, (ii) manufactures private label potato chips for grocery retail chains in the Southwest and (iii) distributes in Arizona snack food products that are manufactured by others.  The Company sells its T.G.I. Friday’s® brand snack products and BURGER KINGTM brand snack products to mass merchandisers, grocery, club and drug stores directly and to primarily convenience stores and vend operators through independent distributors.  The Company’s other brands are also sold through independent distributors.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Fair Value of Financial Instruments

At December 29, 2007 and December 30, 2006, the carrying value of cash, accounts receivable, accounts payable and accrued liabilities approximate fair values since they are short-term in nature.  The carrying value of the long-term debt approximates fair-value based on the borrowing rates currently available to the Company for long-term borrowings with similar terms, except for the mortgage loan with fixed interest at 9.03%, which has a fair value of $1.3 million at both December 29, 2007 and December 30, 2006.  The Company estimates fair values of financial instruments by using available market information.  Considerable judgment is required in interpreting market data to develop the estimate of fair value.  Accordingly, the estimate may not be indicative of the amounts that the Company could realize in a current market exchange.  The use of different market assumptions or valuation methodologies could have a material effect on the estimated fair value amounts.

Derivative Financial Instruments

The Company utilizes an interest rate swap in the management of its variable interest rate exposure and does not enter into derivatives for trading purposes.  All derivatives are measured at fair value.  The Company did not qualify the interest rate swap for hedge accounting.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Intangible Assets

Goodwill and trademarks are reviewed for impairment annually, or more frequently if impairment indicators arise. Goodwill is required to be tested for impairment between the annual tests if an event occurs or circumstances change that more-likely-than-not reduce the fair value of a reporting unit below its carrying value. Intangible assets with indefinite lives are required to be tested for impairment between the annual tests if an event occurs or circumstances change indicating that the asset might be impaired. During 2007, the Company determined the carrying values of two trademarks were impaired and recorded a $2.7 million charge. The Company believes the carrying values are appropriate after recognition of the trademark impairment. Further discussion of goodwill and trademarks is expanded upon below:

•  The Company’s Bob’s Texas Style potato chip brand was acquired in 1998 when the business of Tejas Snacks, L.P. was acquired. Following a trademark impairment charge of $0.9 million recorded in 2007, the Bob’s Texas Style trademark has a carrying value of approximately $0.3 million.

•  The Company’s Tato Skins potato chip brand was acquired in 1999 when the business of Wabash Foods was acquired. Following an impairment charge if $1.8 million recorded in 2007, the Wabash - Tato Skins trademark has a carrying value of approximately $0.4 million.

•  The Company’s Boulder Canyon potato chip brand was acquired in 2000 when the business of Boulder Natural Foods, Inc. was acquired. The Boulder Canyon trademark has a carrying value of $0.9 million.

•  The Company’s Rader Farms frozen berry brand was acquired in 2007 when the business of Rader Farms was acquired. The acquisition resulted in goodwill of $5.6 million and other intangibles $1.3 million. See Note 2 of these Consolidated Financial Statements for additional information.

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

The Company recorded goodwill for each of the four acquisitions noted above. The three acquired potato chip businesses were fully integrated into and are included in the Company’s Branded Snack Products business segment. The Rader Farms frozen berry business is included in the Company’s Berry Products business segment.

THE INVENTURE GROUP, INC. AND SUBSIDIARIES
(FORMERLY POORE BROTHERS, INC. AND SUSIDIARIES)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

1.             Organization, Business and Summary of Significant Accounting Policies: (Continued)

Advertising and Promotional Expenses and Trade Spending.

The Company expenses production costs of advertising the first time the advertising takes place, except for cooperative advertising costs which are expensed when the related sales are recognized. Costs associated with obtaining shelf space (i.e., “slotting fees”) are accounted for as a reduction of revenue in the period in which such costs are incurred by the Company. Anytime the Company offers consideration (cash or credit) as a trade advertising or promotional allowance to a purchaser of products at any point along the distribution chain, the amount is accrued and recorded as a reduction in revenue. Marketing programs that deal directly with the consumer, primarily consisting of in-store demonstration/samples and a sponsorship with a professional baseball team, are recorded as a marketing expense in selling, general and administrative expenses. Further discussion of these marketing programs is expanded upon below:

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

Revenue Recognition

In accordance with accounting principles generally accepted in the United States, the Company recognizes operating revenues upon shipment of products to customers provided title and risk of loss pass to its customers. In those instances where title and risk of loss does not pass until delivery, revenue recognition is deferred until delivery has occurred. Provisions and allowances for sales returns, promotional allowances and discounts are also recorded as a reduction of revenues in the Company’s consolidated financial statements.

Income Taxes

We account for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

We record net deferred tax assets to the extent we believe these assets will more likely than not be realized. In making such determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial operations.

THE INVENTURE GROUP, INC. AND SUBSIDIARIES
(FORMERLY POORE BROTHERS, INC. AND SUSIDIARIES)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

1.             Organization, Business and Summary of Significant Accounting Policies: (Continued)

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Financial Interpretation (“FIN”) 48, “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with Statement of Financial Accounting Standards (“SFAS”) 109, “Accounting for Income Taxes.” FIN 48 provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. Income tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. This interpretation also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We adopted FIN 48 effective January 1, 2007. The total amount of unrecognized tax benefits as of the adoption date was immaterial, and no material changes to the amount of unrecognized tax benefits occurred during the year ended December 29, 2007.

It is the Company’s policy to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of FIN 48, the Company did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest or penalties recorded during the year ended December 29, 2007.

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Company’s U.S. federal income tax returns for years 2004 through 2007 remain open to examination by the Internal Revenue Service. The Company’s state tax returns for years 2003 through 2007 remain open to examination by the state.

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

THE INVENTURE GROUP, INC. AND SUBSIDIARIES
(FORMERLY POORE BROTHERS, INC. AND SUSIDIARIES)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

1.             Organization, Business and Summary of Significant Accounting Policies: (Continued)

During the year ended December 29, 2007 and December 30, 2006, the total share-based compensation expense from restricted stock recognized in the financial statements was $60,793 and $62,755, respectively. There were no share-based compensation costs which were capitalized. As of December 29, 2007 and December 30, 2006 the total unrecognized costs related to non-vested restricted stock awards granted was $38,810 and $119,006, respectively. The Company expects to recognize such costs in the financial statements over a weighted-average period of three years.

The adoption of SFAS 123R during 2006 resulted in total share-based compensation expense from vested options recognized in the financial statements of $312,479 in 2007 and $204,761 in 2006 which reduced income from operations accordingly. There were no share-based compensation costs which were capitalized. The stock-based compensation expense caused the net loss to increase by approximately $212,000 and basic and diluted loss per share to increase by $0.01 per share for the year ended December 29, 2007. The stock-based compensation expense caused net income to decrease by approximately $125,000 and basic and diluted earnings per share to decrease by $0.01 per share for the year ended December 30, 2006.

The Company received $77,331 and $162,647 in cash from the exercise of stock options during the years ended December 29, 2007 and December 30, 2006. The excess tax benefit realized for the tax deductions from the exercise of options of the share-based payment arrangements for the years ended December 29 2007 and December 30, 2006 were $5,827 and $8,916, respectively.

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

	2007	2006
Expected dividend yield	0%	0%
Expected volatility	47%	50%
Risk-free interest rate	4% - 5%	5% - 6%
Expected life – Employees Options	1.8 years	2.4 years
Expected life – Board of Directors Options	1.6 years	1.4 years

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

As of December 29, 2007, the amount of unrecognized compensation expense to be recognized over the next two years, in accordance with SFAS 123R, is approximately $0.4 million. This expected compensation expense does not reflect any new awards, or modifications to existing awards, that could occur in the future. Generally, the Company issues new shares upon the exercise of stock options as opposed to reissuing treasury shares.

THE INVENTURE GROUP, INC. AND SUBSIDIARIES
(FORMERLY POORE BROTHERS, INC. AND SUSIDIARIES)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

1.             Organization, Business and Summary of Significant Accounting Policies: (Continued)

Earnings Per Common Share

Basic earnings per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Exercises of outstanding stock options or warrants are assumed to occur for purposes of calculating diluted earnings per share for periods in which their effect would not be anti-dilutive. For 2007, no exercises were assumed because they would be anti-dilutive. Earnings per common share was computed as follows for the years ended December 29, 2007 and December 30, 2006:

	2007	2006
Basic Earnings Per Common Share:
Net income (loss)	$(1,503,473)	$1,093,393

Weighted average number of common shares	19,206,344	19,833,068
Earnings (loss) per common share	$(0.08)	$0.06

Diluted Earnings Per Common Share:
Net income (loss)	$(1,503,473)	$1,093,393

Weighted average number of common shares	19,206,344	19,833,068
Incremental shares from assumed conversions - Stock options and restricted stock	—	23,212
Adjusted weighted average number of common shares	19,206,344	19,856,280

Earnings (loss) per common share	$(0.08)	$0.06

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (FIN 48), which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that the Company recognize in its financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of the 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company’s adoption of FIN 48 did not affect the financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), which clarifies the definition of fair value whenever another standard requires or permits assets or liabilities to be measured at fair value. Specifically, the standard clarifies that fair value should be based on the assumptions market participants would use when pricing the asset or liability, and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. SFAS No. 157 also requires expanded financial statement disclosures about fair value measurements, including disclosure of the methods used and the effect on earnings. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 157 had no impact on the Company’s financial position or statement of operations.

THE INVENTURE GROUP, INC. AND SUBSIDIARIES
(FORMERLY POORE BROTHERS, INC. AND SUSIDIARIES)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

1.             Organization, Business and Summary of Significant Accounting Policies: (Continued)

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 allows entities to choose to measure eligible financial instruments at fair value with changes in fair value recognized in earnings of each subsequent reporting date. The fair value election is available for most financial assets and liabilities on an instrument-by-instrument basis and is to be elected on the date the financial instrument is initially recognized. SFAS 159 is effective for all entities as of the beginning of a reporting entity’s first fiscal year that begins after November 15, 2007 (with earlier application permitted under certain circumstances). The adoption of SFAS No. 157 had no impact on the Company’s financial position or statement of operations.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”), which replaces SFAS No. 141, “Business Combinations.” SFAS No. 141(R) retains the underlying concepts of SFAS No. 141 that require all business combinations to be accounted for at fair value under the acquisition method of accounting, however, SFAS No. 141(R) significantly changes certain aspects of the prior guidance including: (i) acquisition-related costs, except for those costs incurred to issue debt or equity securities, will no longer be capitalized and must be expensed in the period incurred; (ii) non-controlling interests will be valued at fair value at the acquisition date; (iii) in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; (iv) restructuring costs associated with a business combination will no longer be capitalized and must be expensed subsequent to the acquisition date; and (v) changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date will no longer be recorded as an adjustment of goodwill, rather such changes will be recognized through income tax expense or directly in contributed capital. SFAS 141(R) is effective for all business combinations having an acquisition date on or after the beginning of the first annual period subsequent to December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. SFAS 141(R) amends SFAS 109 such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of SFAS 141(R) would also apply the provisions of SFAS 141(R).

2.             Acquisition:

Rader Farms, Inc. On May 17, 2007, The Inventure Group, Inc. and subsidiaries (“The Inventure Group” or the Company) completed the acquisition of Rader Farms, Inc. (“Rader Farms”) for a total cost of approximately $20.9 million, including $0.2 million of acquisition costs, which was funded by cash of $4.9 million plus $16 million in debt. Rader Farms is a Washington corporation located in Whatcom County. The Company grows processes and markets premium berry blends, raspberries, blueberries, and rhubarb and purchases marionberries, cherries, cranberries and strawberries from a select network of fruit growers for resale. The fruit is processed, frozen and packaged for sale and distribution to wholesale customers. We believe the acquisition provides The Inventure Group access to a growing specialty food category with a best-in-class business.

THE INVENTURE GROUP, INC. AND SUBSIDIARIES
(FORMERLY POORE BROTHERS, INC. AND SUSIDIARIES)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

2.             Acquisition: (Continued)

The acquisition was accounted for as a purchase pursuant to Statement of Financial Accounting Standards No. 141, Business Combinations (“SFAS No. 141”), and accordingly, the operating results of Rader Farms are included in our consolidated financial statements from the date of acquisition. The purchase price was determined through an arms-length negotiation between the parties, and has been allocated to the underlying assets based on an estimate of fair values and remaining economic lives. Adjustments have been made to the original purchase price allocation to adjust inventory and accounts receivables acquired at the purchase date. The estimated amortization period for the intangibles acquired and valued to date in this transaction consist of the customer relationship amortized over 10 years and the covenant-not-to-compete amortized over 5 years. The Goodwill recognized in the transaction is essentially equivalent for both book and tax purposes.

The following table summarizes the fair value for the assets acquired and liabilities assumed at the date of acquisition:

		Useful Life

Fair value of current assets acquired	$7,720,037
Fair value of fixed assets acquired	10,472,359
Goodwill	5,603,736
Trademarks	1,070,000
Customer relationship	100,000	10 years
Covenant not to compete	160,000	5 years
Total assets acquired	25,126,132
Fair value of current liabilities assumed	(4,187,454)
Net assets acquired	$20,938,678

The following unaudited pro-forma consolidated results of operations for the years ended December 29, 2007 and December 30, 2006 assumes the Rader Farms acquisition occurred as of the beginning of each year. The pro-forma results are not necessarily indicative of the actual results that would have occurred had the acquisition been completed as of the beginning of each of the periods presented, nor are they necessarily indicative of future consolidated results.

	Year Ended	Year Ended
	December 29, 2007	December 30, 2006

Total revenues	$105,732,297	$97,258,547
Net income (loss)	$(763,832)	$2,011,129
Basic earnings (loss) per share	$(0.04)	$0.10
Diluted earnings (loss) per share	$(0.04)	$0.10

THE INVENTURE GROUP, INC. AND SUBSIDIARIES
(FORMERLY POORE BROTHERS, INC. AND SUSIDIARIES)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

3.     Goodwill and Trademarks:

Goodwill, trademarks and other intangibles, net consisted of the following as of December 29, 2007 and December 30, 2006:

	Estimated Useful Life	December 29, 2007	December 30, 2006
Goodwill:
The Inventure Group, Inc.		$5,986,252	$5,986,252
Rader Farms, Inc.		5,603,736	—

Total Goodwill, net		$11,589,988	$5,986,252

Trademarks:
The Inventure Group, Inc.		1,535,659	4,207,032
Rader Farms, Inc.		1,070,000	—

Other intangibles:
Rader - Covenant-not-to-compete, gross carrying amount	5 years	160,000	—
Rader - Covenant-not-to-compete, accum. amortization		(18,667)	—
Rader - Customer relationship, gross carrying amount	10 years	100,000	—
Rader - Customer relationship, accum. amortization		(19,250)

Total Trademarks and other intangibles, net		$2,827,742	$4,207,032

Subsequent to the acquisition date, we recorded an increase of $0.7 million in Rader Farms goodwill as a result of certain adjustments made to the estimated fair values of the assets and liabilities assumed in the acquisition. These adjustments to the initial purchase accounting were made primarily to finalize the fair value of the accounts receivable, inventory and intangible asset balances.

Amortization expense for the 2007 and 2006 was $52,273 and $5,835, respectively. As of December 29, 2007, we expect amortization expense on these intangible asset over the next five years to be as follows:

2008	$42,000
2009	$42,000
2010	$42,000
2011	$42,000
2012	$23,333

Goodwill and trademarks are reviewed for impairment annually in the second fiscal quarter, or more frequently if impairment indicators arise. Goodwill is required to be tested for impairment between the annual tests if an event occurs or circumstances change that more-likely-than-not reduces the fair value of a reporting unit below its carrying value. Intangible assets with indefinite lives are required to be tested for impairment between the annual tests if an event occurs or circumstances change indicating that the asset might be impaired. During the fourth quarter of 2007 management and the Board of Directors implemented strategic decisions that will likely limit the brand expansion for two trademarks. As a result, the Company determined the carrying values of those two trademarks were impaired utilizing a discounted cash flow analysis and recorded a $2.7 million charge as a result. The Company believes the carrying values are appropriate after recognition of the trademark impairment.

THE INVENTURE GROUP, INC. AND SUBSIDIARIES
(FORMERLY POORE BROTHERS, INC. AND SUSIDIARIES)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

4.     Accrued Liabilities:

Accrued liabilities consisted of the following as of December 29, 2007 and December 30, 2006:

	2007	2006
Accrued payroll and payroll taxes	$1,385,596	$1,300,653
Accrued royalties and commissions	561,458	509,157
Accrued advertising and promotion	1,022,639	838,934
Accrued other	1,236,385	326,979
	$4,206,078	$2,975,723

5.     Inventories:

Inventories consisted of the following as of December 29, 2007 and December 30, 2006:

	2007	2006
Finished goods	$3,838,344	$1,833,495
Raw materials	7,747,253	1,625,741
	$11,585,597	$3,459,236

6.     Property and Equipment:

Property and equipment consisted of the following as of December 29, 2007 and December 30, 2006:

	Useful Lives	2007	2006
Buildings and improvements	20 – 30 years	$10,799,281	$8,457,319
Equipment	7 – 15 years	20,402,765	11,331,513
Land	—	346,506	346,506
Vehicles	5 years	268,330	—
Furniture and office equipment	2 – 5 years	3,174,208	1,899,430
		34,991,090	22,034,768
Less accumulated depreciation and amortization		(11,554,338)	(9,500,324)
		$23,436,752	$12,534,444

THE INVENTURE GROUP, INC. AND SUBSIDIARIES

(FORMERLY POORE BROTHERS, INC. AND SUSIDIARIES)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

7.     Long-Term Debt and Line of Credit:

Long-term debt consisted of the following as of December 29, 2007 and December 30, 2006:

	December 29,	December 30,
	2007	2006
Mortgage loan due monthly through July, 2012; interest at 9.03%; collateralized by land and building in Goodyear, AZ	$1,633,771	$1,685,574
Mortgage loan due monthly through December, 2016; interest rate at 30 day LIBOR plus 165 basis points, fixed through a swap agreement to 6.85%; collateralized by land and building in Bluffton, IN	2,344,220	2,400,000
Equipment term loan due monthly through May, 2104; interest at LIBOR plus 165 basis points; collateralized by equipment at Rader Farms in Lynden, WA	5,571,429	—
Real Estate term loan due monthly through July, 2017; interest at LIBOR plus 165 basis points; secured by a leasehold interest in the real property	3,937,763	—
Vehicle term loan and capital leases due in various monthly installments through February, 2011; collateralized by vehicles	140,088	—
	13,627,271	4,085,574
Less current portion of long-term debt	(1,181,888)	(112,113)
Long-term debt, less current portion	$12,445,383	$3,973,461

Annual maturities of long-term debt as of December 29, 2007 are as follows:

Year
2008	1,232,480
2009	1,238,185
2010	1,244,740
2011	1,251,436
2012	1,259,142
Thereafter	7,401,287
$13,627,271

Interest Rate Swap

The Company entered into an interest rate swap in 2006 to convert the interest rate of the mortgage to purchase the Bluffton, Indiana plant from the contractual rate of 30 day LIBOR plus 165 basis points to a fixed rate of 6.85%. The swap is not accounted for as a cash flow hedge. The swap has a fixed pay-rate of 6.85% and a notional amount of approximately $2.4 million at December 29, 2007 and expires in December, 2016.

THE INVENTURE GROUP, INC. AND SUBSIDIARIES

(FORMERLY POORE BROTHERS, INC. AND SUSIDIARIES)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

7.     Long-Term Debt: (Continued)

To fund the acquisition of Rader Farms, the Company entered into a Loan Agreement (the “Loan Agreement”) with U.S. Bank National Association (“U.S. Bank”). Each of our subsidiaries is a guarantor of the Loan Agreement, which is secured by a pledge of all of the assets of our consolidated group. The borrowing capacity available to us under the Loan Agreement consists of notes representing:

•      a $15,000,000 revolving line of credit maturing on June 30, 2011; $7,452,309 outstanding at December 29, 2007. Based on eligible assets, the amount available under the line of credit was $4,235,217 at December 29, 2007. As defined in the revolving credit facility note, all borrowings under the revolving line of credit will bear interest at either (i) the prime rate of interest announced by U.S. Bank from time to time or (ii) LIBOR plus the LIBOR Rate Margin.

•      Equipment term loan due May 2014 noted above.

•      Real estate term loan due July, 2017 noted above...

U.S. Bank may terminate its commitments and accelerate the repayment of amounts outstanding and exercise other remedies upon the occurrence of an event of default (as defined in the Loan Agreement), subject, in certain instances, to the expiration of an applicable cure period. The agreement requires the Company to maintain compliance with certain financial covenants, including a minimum tangible net worth, a minimum fixed charge coverage ratio and a minimum current ratio. At December 29, 2007, the Company was in compliance with all of the financial covenants. Deferred financing fees totaling $119.744, which are included in Other Assets, were recorded in connection with the Loan Agreement and are being amortized over the life of the loan.

Interest income (expense), net consisted of the following for the fiscal years ended December 29, 2007 and December 30, 2006:

	2007	2006
Interest expense	$(1,172,989)	$(186,203)

Interest income	198,766	446,628

Interest income (expense), net	$(974,223)	$260,425

8.     Commitments and Contingencies:

The Company is periodically a party to various lawsuits arising in the ordinary course of business. Management believes, based on discussions with legal counsel, that the resolution of such lawsuits, individually and in the aggregate, will not have a material adverse effect on the Company’s financial position or results of operations.

The Company leases one-half of a 200,000 square foot facility in Bluffton, Indiana which is used as a distribution center. The Company entered into an operating lease, the initial term expiring in November 2006, with respect to the facility and has entered into the first of two three-year renewal options. Current lease payments are approximately $32,500 per month. The Company also has entered into a service agreement expiring in December 2008 with a third party for warehousing services. The service agreement includes certain minimum monthly usage commitments amounting to $1,188,000 in each of 2007 and 2008.

The Company owns a farming, processing and storage facility located on 696 acres of land in Lynden, Washington, which is leased from the Uptrails Group LLC, owned by four members of the Rader family. One of the four, Brad Rader, is a current employee of the Company and two of the others, Lyle and Sue Rader, were the former owners of Rader Farms. This operating lease commenced on the acquisition date and is effect until May 17, 2017. Lease payments are $43,500 per month throughout the term of the lease.

THE INVENTURE GROUP, INC. AND SUBSIDIARIES

(FORMERLY POORE BROTHERS, INC. AND SUSIDIARIES)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In addition to the Company’s facility and land leases, the Company has entered into a variety of operating leases for equipment and vehicles.  Rental expense under all operating leases was $1,658,886 and $1,529,400 for fiscal 2007 and 2006, respectively.  Minimum future rental commitments under non-cancelable leases as of December 29, 2007 are as follows:

Year	Operating Leases
2008	1,493,000
2009	1,291,000
2010	1,170,000
2011	1,024,000
2012	931,000
Thereafter	2,470,000
Total	$8,379,000

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

The Company licenses the BURGER KINGTM brand snacks trademark from BURGER KING Corporation under a license agreement with a term expiring in 2012.  Pursuant to the license agreement, the Company is required to make royalty payments on sales of BURGER KINGTM brand snack products and is required to achieve certain minimum sales levels by certain dates during the contract term.

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

THE INVENTURE GROUP, INC. AND SUBSIDIARIES

(FORMERLY POORE BROTHERS, INC. AND SUSIDIARIES)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

9.     Shareholders’ Equity: (Continued)

On August 1, 2005, the Company issued to its Senior Vice President of Marketing 35,353 shares of restricted stock under the Company’s 2005 Equity Incentive Plan, subject to vesting in equal annual installments over three years.  The restricted stock was valued at the fair market value of the Common Stock on the date of grant, and the resulting unearned compensation expense was $175,000.  During 2007 and 2006, amortization expense of $58,215 and $58,215, respectively, related to this grant is included in selling, general and administrative expenses.

On July 25, 2006, the Company issued to its Vice President of Human Resources 12,000 shares of restricted stock under the Company’s 2005 Equity Incentive Plan, subject to vesting in equal annual installments over three years.  The restricted stock was valued at the fair market value of the Common Stock on the date of grant, and the resulting unearned compensation expense was $26,520.  During 2007 and 2006, amortization expense of $ $2,578 and $4,540 related to this grant is included in selling, general and administrative expenses.  In April 2007, this individual terminated employment with the Company, thereby causing this amortization to cease at that time.

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

The 2005 Plan was approved at the Company’s 2005 Annual Meeting of Shareholders, and expires in May 2015.  Awards granted under the 2005 Plan may include: nonqualified stock options, incentive stock options, restricted stock, restricted stock units, stock appreciation rights, performance units and stock-reference awards.  If any shares of Common Stock subject to awards granted under the 1995 Plan or the 2005 Plan are canceled, those shares will be available for future awards under the 2005 Equity Incentive Plan.  The Awards granted pursuant to the 2005 Plan generally expire over a five-year period and generally vest over three years.  As of December 29, 2007, there were 84,365 shares of Common Stock available for Awards under the 2005 Plan.

THE INVENTURE GROUP, INC. AND SUBSIDIARIES

(FORMERLY POORE BROTHERS, INC. AND SUSIDIARIES)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

9.     Shareholders’ Equity: (Continued)

During fiscal years 2006 and 2007, stock option activity was as follows:

	Plan Options		Non-Plan Options
	Options Outstanding	Weighted Average Exercise Price	Options Outstanding	Weighted Average Exercise Price
Balance, December 31, 2005	783,333	$3.04	142,500	$3.38
Granted	487,000	2.74	—	—
Canceled	(486,667)	3.16	(90,000)	3.25
Exercised	(61,666)	2.44	—	—
Balance, December 30, 2006	722,000	$2.80	52,500	$3.60
Granted	1,081,500	2.71	—	—
Canceled	(125,533)	3.13	(7,500)	3.60
Exercised	(35,467)	2.18	—	—
Balance, December 29, 2007	1,642,500	$2.73	45,000	$3.60

The following table summarizes information about stock options outstanding and exercisable at December 29, 2007:

Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$ 2.10 - $2.99	1,530,500	3.4	$2.68	234,999	$2.66
$ 3.08 - $3.60	142,000	3.1	$3.13	60,000	$3.52
$ 4.20 - $5.00	15,000	2.6	$5.00	15,000	$5.00
	1,687,500	3.3	$2.75	309,999	$3.00

The table below summarizes the number of exercisable options outstanding and the weighted average exercise prices for each of the previous two fiscal years:

	Plan Options		Non-Plan Options
	Exercisable Options Outstanding	Weighted Average Exercise Price	Exercisable Options Outstanding	Weighted Average Exercise Price
December 29, 2007	264,999	$2.42	45,000	$3.60
December 30, 2006	210,000	$2.90	52,500	$3.60

The total intrinsic value related to stock options outstanding as of December 29, 2007 was zero  The aggregate intrinsic value is based on the exercise price and the Company’s closing stock price of $2.05 as of December 29, 2007.

THE INVENTURE GROUP, INC. AND SUBSIDIARIES

(FORMERLY POORE BROTHERS, INC. AND SUSIDIARIES)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

9.     Shareholders’ Equity: (Continued)

In August, 2007 the Company’s Board of Directors approved a stock re-purchase program whereby up to $3 million of common stock may be purchased from time to time at the discretion of management (the “2007 program”). Since inception of the 2007 program, the Company has repurchased $1,136,153, leaving $1,863,847of remaining authorization. The repurchased shares are held as treasury stock and are available for general corporate purposes. Common stock held in the Company’s treasury has been recorded at cost. We continue to evaluate our share repurchase opportunities. The 2007 program expires on August 23, 2008.

A summary of common stock repurchases under the current active 2007 program is set forth in the following table. All shares of common stock were repurchased pursuant to open market transactions.

Period	Total Number of Shares Repurchased	Weighted Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum that may yet be Purchased Under the 2007 Program

8/2007 Approved				$3,000,000

8/31/07 – 12/29/07	526,658	$2.16	526,658	1,136,153
2007 Program Remaining				$1,863,847

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

A summary of our common stock repurchases under the 2006 $3 million repurchase program is set forth in the following table.  All shares of common stock were repurchased pursuant to open market transactions.

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

THE INVENTURE GROUP, INC. AND SUBSIDIARIES

(FORMERLY POORE BROTHERS, INC. AND SUSIDIARIES)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

10.  Income Taxes:

The benefit (or provision) for income taxes consisted of the following for the years ended December 29, 2007 and December 30, 2006:

	2007	2006
Current:
Federal	—	$(2,000)
State	7,418	(54,370)
	7,418	(56,370)
Deferred:
Federal	589,143	(678,999)
State	113,529	(47,631)
	702,672	(726,629)
Total benefit (provision) for income taxes	$710,090	$(782,999)

The following table provides a reconciliation between the amount determined by applying the statutory federal income tax rate to the pretax income amount for the years ended December 29, 2007 and December 30, 2006:

	2007	2006
Benefit (provision) at statutory rate	$752,509	$(637,973)
State tax benefit (provision), net	110,664	(93,820)
Nondeductible expenses and other	(153,083)	(51,206)
Income tax benefit (provision)	$710,090	$(782,999)

The income tax effects of loss carryforwards and temporary differences between financial and income tax reporting that give rise to the deferred income tax asset and liability are as follows as of December 29, 2007 and December 30, 2006:

	2007	2006
Deferred Tax Asset – current
Net operating loss carryforward	$664,333	$651,062
Allowance for doubtful accounts	11,373	10,027
Accrued liabilities	344,524	368,874
Other	160,119	73,101
	1,180,349	1,103,064
Deferred Tax Liability – noncurrent
Depreciation and amortization	(1,606,117)	(2,233,686)
AMT minimum tax credit carryforward	31,390	33,572
	(1,574,727)	(2,200,114)
Net deferred tax liability	$(394,378)	$(1,097,052)

The Company has recorded a deferred tax asset of $664,333 reflecting the benefit of $1,953,922 in loss carryforwards.  Such deferred tax assets expire between 2018 and 2025. Realization of the tax benefit is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards.  Although realization is not assured, management believes it is more likely than not that all of the deferred tax asset will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.  The Company also has an alternative minimum tax (“AMT”) credit carryforward for federal income tax purposes of $31,390 at December 29, 2007.

THE INVENTURE GROUP, INC. AND SUBSIDIARIES

(FORMERLY POORE BROTHERS, INC. AND SUSIDIARIES)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

10.  Income Taxes: (Continued)

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

11.  Business Segments and Significant Customers:

For the year ended December 29, 2007, Costco was the only customer accounting for more than 10% of total Company net revenue.  Costco accounted for $13,620,000 or 15% and $1,521,000 or 2.2%, for fiscal years 2007 and 2006, respectively.  For the year ended December 30, 2006, Wal*Mart (including its SAM’s Clubs) and Vistar, a national vending distributor, were the only two customers accounting for more than 10% of total Company net revenue.  Wal*Mart accounted for $9,284,000 or 13% and Vistar accounted for $7,972,000 for fiscal year 2006, respectively.

The Company’s operations consist of three reportable segments: manufactured products, berry products and distributed products.  The manufactured products segment produces potato chips, potato crisps and potato skins for sale primarily to snack food distributors and retailers.  The berry products segment produces frozen berries for sale primarily to groceries and mass merchandisers.  The distributed products segment sells snack food products manufactured by other companies to the Company’s Arizona snack food distributors.  The Company’s reportable segments offer different products and services.  The majority of the Company’s revenues are attributable to external customers in the United States.  The Company does sell to Canadian customers as well, however the revenues attributable to Canadian customers is immaterial.  All of the Company’s assets are located in the United States.  The Company does not allocate any assets to the distributed products segment.

	Percent of Net Revenues
	2007	2006
Branded snack products	71%	93%
Private label snack products	3%	3%
Total manufactured snack products segment revenues	74%	96%

Berry products	23%	—
Distributed products segment revenues	3%	4%

Total revenues	100%	100%

In fiscal years 2007 and 2006, the T.G.I. Friday’s® brand snacks represented 47% and 66%, respectively, of the Company’s total net revenues.

THE INVENTURE GROUP, INC. AND SUBSIDIARIES

(FORMERLY POORE BROTHERS, INC. AND SUSIDIARIES)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

11.  Business Segments and Significant Customers: (Continued)

The accounting policies of the segments are the same as those described in the Summary of Significant Accounting Policies (Note 1).  The Company does not allocate assets, selling, general and administrative expenses, income taxes or other income and expense to segments.

	Manufactured Snack Products	Berry Products	Distributed Products	Consolidated
2007
Net revenues from external customers	$67,405,404	$20,750,403	$2,754,773	$90,910,580
Depreciation and amortization included in segment gross profit	890,178	554,719	—	1,444,897
Segment gross profit	11,337,227	3,926,857	314,929	15,579,013
Goodwill	5,986,252	5,603,736	—	11,589,988

2006
Net revenues from external customers	$66,897,862	—	$2,921,068	$69,818,930
Depreciation and amortization included in segment gross profit	868,359	—	—	868,359
Segment gross profit	12,923,140	—	332,345	13,255,485
Goodwill	5,986,252	—	—	5,986,252

The following table reconciles reportable segment gross profit to the Company’s consolidated income before income tax benefit (provision) for the years ended December 29, 2007 and December 30, 2006:

	2007	2006
Segment gross profit	$15,579,013	$13,255,485
Unallocated amounts:
Operating expenses	(16,818,353)	(11,639,518)
Interest income (expense), net	(974,223)	260,425
Income before income taxes	$(2,213,563)	$1,876,392

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

THE INVENTURE GROUP, INC. AND SUBSIDIARIES

(FORMERLY POORE BROTHERS, INC. AND SUSIDIARIES)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

13.  Related Party Transactions:

The land and building (140,000 square feet) occupied by the Company in Bluffton, Indiana was leased pursuant to a twenty year lease dated May 1, 1998 with American Pacific Financial Corporation, an affiliate of Pate Foods Corporation from whom the Company purchased Wabash in October 1999.  Rent expense was approximately $300,000 in the year ended December 30, 2006.  On December 4, 2006, the Company purchased the facility from Lincoln Estates, LLC for $3 million.  The Company’s Board of Directors identified the transaction as a related party transaction because Larry Polhill, a Director of the Company, owns 50% of Capital Foods LLC, which is the largest single shareholder of the Company and an affiliate of Lincoln Estates, LLC.  The transaction was reviewed and unanimously approved by the Board, including all of the Company’s disinterested Directors.

The Company owns a farming, processing and storage facility located on 696 acres of land in Lynden, Washington, which is leased from the Uptrails Group LLC, owned by four members of the Rader family.  One of the four, Brad Rader, is a current employee of the Company and two of the others, Lyle and Sue Rader, were the former owners of Rader Farms.  This operating lease commenced on the acquisition date and is effect until May 17, 2017.  Lease payments are $43,500 per month throughout the term of the lease.

THE INVENTURE GROUP, INC. AND SUBSIDIARIES

(FORMERLY POORE BROTHERS, INC. AND SUSIDIARIES)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

14.  Quarterly Financial Data (Unaudited):

The results for any single quarter are not necessarily indicative of the Company’s results for any other quarter or the full year.  The sum of quarterly earnings (loss) per share information may not agree to the annual amount due to rounding and use of the treasury stock method of calculating earnings (loss) per share.

(in 000’s, except for share and per share data)	First Quarter	Second Quarter (1)	Third Quarter	Fourth Quarter (2)	Full Year

Fiscal 2007
Net revenues	$16,980	$22,926	$25,372	$25,633	$90,911
Gross profit	3,097	4,362	4,495	3,625	15,579
Operating income (loss)	189	766	536	(2,730)	(1,239)
Net income (loss)	$106	$332	$41	$(1,982)	$(1,503)

Earnings (loss) per common share:
Basic	$0.01	$0.02	$0.00	$(0.10)	$(0.08)
Diluted	$0.01	$0.02	$0.00	$(0.10)	$(0.08)

Weighted average number of common shares:
Basic	19,302,251	19,303,394	19,285,759	18,933,971	19,206,344
Diluted	19,317,893	19.381,322	19,290,538	18,933,971	19,206,344

(1) The Company acquired Rader Farms on May 17, 2007.

(2) The Company recorded an impairment charge of $2.7 million in the fourth quarter.

(in 000’s, except for share and per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year

Fiscal 2006
Net revenues	$17,595	$18,498	$17,576	$16,150	$69,819
Gross profit	3,097	3,701	3,647	2,810	13,255
Operating income (loss)	81	830	480	225	1,616
Net income (loss)	$68	$543	$329	$153	$1,093

Earnings (loss) per common share:
Basic	$0.00	$0.03	$0.02	$0.01	$0.06
Diluted	$0.00	$0.03	$0.02	$0.01	$0.06

Weighted average number of common shares:
Basic	20,073,111	20,106,027	19,505,400	19,394,383	19,833,068
Diluted	20,097,237	20,124,950	19,625,173	19,399,074	19,856,280

THE INVENTURE GROUP, INC. AND SUBSIDIARIES

(FORMERLY POORE BROTHERS, INC. AND SUSIDIARIES)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

15.  Accounts Receivable Allowance:

Changes to the allowance for doubtful accounts during the each of the two fiscal years ended December 29, 2007 are summarized below:

	Balance at beginning of period	Charges (Reductions) to Expense	(Write-offs) Collections	Balance at end of period
Fiscal 2006	$187,107	(94,558)	(66,097)	$26,452
Fiscal 2007	$26,452	84,346	(81,637)	$29,161

16.  Concentrations of Credit Risk:

The Company’s cash is placed with major banks.  The Company, in the normal course of business, maintains balances in excess of Federal insurance limits.

The Company’s primary concentration of credit risk is related to certain trade accounts receivable.  In the normal course of business, the Company extends unsecured credit to its customers.  In 2007 and 2006, substantially all of the Company’s customers were distributors or retailers whose sales were concentrated in the grocery industry, throughout the United States.  The Company investigates a customer’s credit worthiness before extending credit.  At December 29, 2007 and December 30, 2006, three customers accounted for 26% and 20% of accounts receivable, respectively.

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