Form 10-Q
period 2008-03-29
INVENTURE GROUP, INC.
filed 2008-05-12
CIK 944508

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 29, 2008

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

Yes ☒          No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐          No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  20,186,213 as of May 2, 2008.

PART I.                   FINANCIAL INFORMATION

Item 1.                      Financial Statements

THE INVENTURE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

	March 29,	December 29,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$4,785	$494,918
Accounts receivable, net of allowance for doubtful accounts of $57,879 in 2008 and $29,161 in 2007	9,187,679	8,604,741
Inventories	10,714,633	11,585,597
Deferred income tax asset	899,290	1,180,349
Other current assets	676,919	707,093
Total current assets	21,483,306	22,572,698

Property and equipment, net	23,821,748	23,436,752
Goodwill	11,589,988	11,589,988
Trademarks and other intangibles	2,811,492	2,827,742
Other assets	272,387	263,539
Total assets	$59,978,921	$60,690,719

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,392,112	$6,001,136
Line of Credit	5,119,898	7,452,309
Accrued liabilities	4,100,528	4,206,078
Current portion of long-term debt	1,187,650	1,181,888
Current portion of accrued costs related to brand discontinuance and other exit cost accruals	—	97,229
Total current liabilities	17,800,188	18,938,640

Long-term debt, less current portion	12,145,405	12,445,383
Interest rate swaps	372,030	—
Deferred income tax liability	1,574,727	1,574,727
Total liabilities	31,892,350	32,958,750

Commitments and contingencies (Note 5)

Shareholders’ equity:
Preferred stock, $100 par value; 50,000 shares authorized; no shares issued or outstanding at March 29, 2008 and December 29, 2007	—	—
Common stock, $.01 par value; 50,000,000 shares authorized; 20,186,213 shares issued and outstanding at March 29, 2008 and December 29, 2007, respectively	201,863	201,863
Additional paid-in capital	29,390,338	29,304,491
Retained earnings	1,618,486	1,207,189
Accumulated other comprehensive income (loss)	(141,810)	—
Treasury stock, at cost: 1,345,798 shares at March 29, 2008 and 1,345,398 shares at December 29, 2007	(2,982,306)	(2,981,574)
Total shareholders’ equity	28,086,571	27,731,969
Total liabilities and shareholders’ equity	$59,978,921	$60,690,719

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE INVENTURE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	Quarter Ended
	March 29, 2008	March 31, 2007

Net revenues	$26,171,075	$16,979,895

Cost of revenues	21,096,340	13,883,336

Gross profit	5,074,735	3,096,559

Selling, general and administrative expenses	3,815,655	2,907,694

Operating income	1,259,080	188,866

Interest income (expense), net	(552,911)	20,143

Income before income tax provision	706,169	209,009

Income tax provision	294,873	103,500

Net income	$411,296	$105,509

Earnings per common share:
Basic	$0.02	$0.01
Diluted	$0.02	$0.01

Weighted average number of common shares:
Basic	18,810,994	19,302,251
Diluted	18,811,208	19,317,893

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE INVENTURE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Quarter Ended
	March 29, 2008	March 31, 2007

Cash flows from operating activities:
Net income	$411,296	$105,509
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	691,438	359,579
Amortization	21,360	1,458
Provision for bad debts	30,502	(7,464)
Deferred income taxes	281,059	91,013
Share-based compensation expense	73,918	61,516
Amortization of deferred compensation expense	11,201	16,763
(Gain) loss on disposition of equipment	(1,391)	—
Change in operating assets and liabilities:
Accounts receivable	(613,440)	280,544
Inventories	870,964	(166,722)
Other assets and liabilities	43,108	(81,099)
Accounts payable and accrued liabilities	1,392,254	(1,000,527)
Net cash provided by (used in) operating activities	3,212,269	(339,430)

Cash flows from investing activities:
Purchase of equipment	(1,075,043)	(635,159)
Purchase of short-term investments	—	(20,245)
Net cash provided by (used in) investing activities	(1,075,043)	(655,404)

Cash flows from financing activities:
Line of credit borrowings (payments), net	(2,332,411)
Payments made on long-term debt	(294,216)	(26,663)
Treasury stock purchases	(732)	—
Net cash provided by (used in) financing activities	(2,627,359)	(26,663)
Net increase in cash and cash equivalents	(490,133)	(1,021,497)
Cash and cash equivalents at beginning of period	494,918	8,671,259
Cash and cash equivalents at end of period	$4,785	$7,649,762

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$310,413	$77,115

Supplemental disclosures of non-cash activities:
Accrual for interest expense resulting from interest rate swap	$230,220	—

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

In July 2007, the Company launched its BURGER KINGTM brand snack products pursuant to a license agreement with BURGER KINGTM which expires in 2012.

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

Basis of Presentation

The consolidated financial statements include the accounts of The Inventure Group, Inc. and all of its wholly owned subsidiaries. All significant intercompany amounts and transactions have been eliminated. The financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all the information and footnotes required by accounting principles generally accepted in the United States of America. In the opinion of management, the condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary in order to make the condensed consolidated financial statements not misleading. A description of the Company’s accounting policies and other financial information is included in the audited financial statements filed with the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2007. The results of operations for the quarter ended March 29, 2008 are not necessarily indicative of the results expected for the full year.

Adoption of New Accounting Pronouncement

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. While SFAS No. 157 will not impact our valuation methods, it will expand our disclosures of assets and liabilities which are recorded at fair value. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years.  We adopted SFAS No. 157 effective January 1, 2008 and its adoption did not have a material impact on our financial position, results of operations and cash flows.

Earnings Per Common Share

Basic earnings per common share is computed by dividing net income by the weighted average number of shares of Common Stock outstanding during the period. Exercises of outstanding stock options are assumed to occur for purposes of calculating diluted earnings per share for periods in which their effect would not be anti-dilutive. 1,687,500 and 1,427,000 shares of common stock for the quarters ended March 29, 2008 and March 31, 2007, respectively, were excluded from the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of common shares and, therefore, the effect would be anti-dilutive. Earnings per common share was computed as follows for the quarters ending March 29, 2008 and March 31, 2007:

	Quarter Ended
	March 29, 2008	March 31, 2007
Basic Earnings Per Common Share:
Net income	$411,296	$105,509

Weighted average number of common shares	18,810,994	19,302,251

Earnings per common share	$0.02	$0.01

Diluted Earnings Per Common Share:
Net income	$411,296	$105,509

Weighted average number of common shares	18,810,994	19,302,251
Incremental shares from assumed conversions of stock options and non-vested shares of restricted stock	214	15,642
Adjusted weighted average number of common shares	18,811,208	19,317,893

Earnings per common share	$0.02	$0.01

Stock Options, Stock-Based Compensation and Shareholders’ Equity

The Company’s 1995 Stock Option Plan (the “1995 Plan”), as amended, provided for the issuance of options to purchase 3,500,000 shares of Common Stock. The options granted pursuant to the 1995 Plan expired over a five-year period and generally vested over three years. In addition to options granted under the 1995 Plan, the Company also issued non-qualified options (non-plan options) to purchase Common Stock to certain Directors and Officers which are exercisable and expire either five years from date of grant. All options are issued at an exercise price of fair market value of the underlying common stock on the date of grant and are non-compensatory. The 1995 Plan expired in May 2005 and was replaced by the Inventure Group, Inc. 2005 Equity Incentive Plan (the “2005 Plan”) as described below.

The 2005 Plan expires in May 2015. Awards granted under the 2005 Plan may include: nonqualified stock options, incentive stock options, restricted stock, restricted stock units, stock appreciation rights, performance units and stock-reference awards. If any shares of Common Stock subject to awards granted under the 1995 Plan or the 2005 Plan are canceled, those shares will be available for future awards under the 2005 Equity Incentive Plan. As of March 29, 2008, there were 74,365 shares of Common Stock available for Awards under the 2005 Plan.

During the three months ended March 29, 2008 and March 31, 2007 the total share-based compensation expense from restricted stock recognized in the financial statements was $11,906 and $16,763, respectively and is included in selling, general and administrative expenses. There were no share-based compensation costs which were capitalized. As of March 29, 2008, the total unrecognized costs related to non-vested restricted stock awards granted was $24,234. The Company expects to recognize such costs in the financial statements over a period of three years.

During the three months ended March 29, 2008 and March 31, 2007, the Company recorded $73,918 and $61,516 of share-based compensation expense, respectivley related to stock options.

The Company estimated the fair value of stock options issued using the Black-Scholes option pricing model, with the following assumptions:

	March 29, 2008	March 31, 2007
Expected dividend yield	0%	0%
Expected volatility	46%	50%
Risk-free interest rate	2 - 3%	4 – 5%
Expected life	1.8 years	2.4 years

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

As of March 29, 2008, the amount of unrecognized compensation expense to be recognized over the next two years, in accordance with SFAS 123R, is approximately $330,000. This expected compensation expense does not reflect any new awards, or modifications to existing awards, that could occur in the future. Generally, the Company issues new shares upon the exercise of stock options as opposed to reissuing treasury shares.

Stock options become exercisable, based on a three year vesting schedule, in annual increments of thirty-three percent beginning one year after grant date and become fully exercisable after three years from the date of grant. Share-based compensation expense related to stock option awards is recognized on the straight-line method over the expected life, which is generally between one and three years.

The following table summarizes stock option activity during the quarter ended March 29, 2008:

	Plan Options		Non-Plan Options
	Options Outstanding	Weighted Average Exercise Price	Options Outstanding	Weighted Average Exercise Price
Balance, December 29, 2007	1,642,500	$2.73	45,000	$3.60
Granted	10,000	$1.83	—	—
Forfeited	—	—	—	—
Exercised	—	—	—	—
Balance, March 29, 2008	1,652,500	$2.72	45,000	$3.60

There were no restricted stock awards granted during the three months ended March 29, 2008 and March 31, 2007. All restricted stock awards vest three years from the date of grant. Share-based compensation expense related to restricted stock awards is recognized on the straight-line method over the requisite service period, which is approximately three years, and the related share-based compensation expense is included in selling, general and administrative expenses.

In August 2007, the Company’s Board of Directors approved a stock re-purchase program whereby up to $3 million of common stock may be purchased from time to time at the discretion of management. At March 29, 2008 $1,863,115 remained available under the program, which expires August 23, 2008.

Deferred Compensation Plan

Effective January 1, 2007 the Company entered into a deferred compensation plan. The assets are vested in mutual funds and are reflected in other current assets and the related obligation is reflected in accrued liabilities in the balance sheet.

2.             Accrued Liabilities:

Accrued liabilities consisted of the following as of March 29, 2008 and December 29, 2007:

	March 29, 2008	December 29, 2007
Accrued payroll and payroll taxes	$955,760	$1,385,596
Accrued royalties and commissions	590,244	561,458
Accrued advertising and promotion	999,096	1,022,639
Accrued other	1,555,428	1,236,385
	$4,100,528	$4,206,078

3.             Inventories:

Inventories consisted of the following as of March 29, 2008 and December 29, 2007:

	March 29,	December 29,
	2008	2007
Finished goods	$4,448,823	$3,838,344
Raw materials	6,265,810	7,747,253
	$10,714,633	$11,585,597

4.             Goodwill, Trademarks and Other Intangibles, Net:

Goodwill, trademarks and other intangibles, net consisted of the following as of March 29, 2008 and December 29, 2007:

	Estimated Useful Life	March 29, 2008	December 29, 2007
Goodwill:
The Inventure Group, Inc.		$5,986,252	$5,986,252
Rader Farms, Inc.		5,603,736	5,603,736

Total Goodwill, net		$11,589,988	$11,589,988

Trademarks:
The Inventure Group, Inc.		1,535,660	1,535,659
Rader Farms, Inc.		1,070,000	1,070,000

Other intangibles:
Rader - Covenant-not-to-compete, gross carrying amount	5 years	160,000	160,000
Rader - Covenant-not-to-compete, accum. amortization		(26,668)	(18,667)
Rader - Customer relationship, gross carrying amount	10 years	100,000	100,000
Rader - Customer relationship, accum. amortization		(27,500)	(19,250)

Total Trademarks and other intangibles, net		$2,811,492	$2,827,742

Amortization expense for the quarters ended March 29, 2008 and March 31, 2007 were $21,360 and $1,458, respectively. As of December 29, 2007, we expect amortization expense on these intangible asset over the next five years to be as follows:

2008	$42,000
2009	$42,000
2010	$42,000
2011	$42,000
2012	$23,333

Goodwill and trademarks are reviewed for impairment annually in the second fiscal quarter, or more frequently if impairment indicators arise. Goodwill is required to be tested for impairment between the annual tests if an event occurs or circumstances change that more-likely-than-not reduces the fair value of a reporting unit below its carrying value. Intangible assets with indefinite lives are required to be tested for impairment between the annual tests if an event occurs or circumstances change indicating that the asset might be impaired. The carrying values were not impaired as of March 29, 2008.

5.             Long-Term Debt:

Long-term debt consisted of the following as of March 29, 2008 and December 29, 2007:

	March 29,	December 29,
	2008	2007
Mortgage loan due monthly through July, 2012; interest at 9.03%; collateralized by land and building in Goodyear, AZ	$1,620,076	$1,633,771
Mortgage loan due monthly through December, 2016; interest rate at 30 day LIBOR plus 165 basis points, fixed through a swap agreement to 6.85%; collateralized by land and building in Bluffton, IN	2,329,559	2,344,220
Equipment term loan due monthly through May, 2104; interest at LIBOR plus 165 basis points; collateralized by equipment at Rader Farms in Lynden, WA	5,357,143	5,571,429
Real Estate term loan due monthly through July, 2017; interest at LIBOR plus 165 basis points; secured by a leasehold interest in the real property	3,899,061	3,937,763
Vehicle term loan and capital leases due in various monthly installments through February, 2011; collateralized by vehicles	127,216	140,088
	13,333,055	13,627,271
Less current portion of long-term debt	(1,187,650)	(1,181,888)
Long-term debt, less current portion	$12,145,405	$12,445,383

To fund the acquisition of Rader Farms, the Company entered into a Loan Agreement (the “Loan Agreement”) with U.S. Bank National Association (“U.S. Bank”). Each of our subsidiaries is a guarantor of the Loan Agreement, which is secured by a pledge of all of the assets of our consolidated group. The borrowing capacity available to us under the Loan Agreement consists of notes representing:

•                  a $15,000,000 revolving line of credit maturing on June 30, 2011; $5,119,898 outstanding at March 29, 2008. Based on eligible assets, the amount available under the line of credit was $3,964,702 at March 29, 2008. As defined in the revolving credit facility note, all borrowings under the revolving line of credit will bear interest at either (i) the prime rate of interest announced by U.S. Bank from time to time or (ii) LIBOR plus the LIBOR Rate Margin.

•                  Equipment term loan due May 2014 noted above.

•                  Real estate term loan due July, 2017 noted above.

U.S. Bank may terminate its commitments and accelerate the repayment of amounts outstanding and exercise other remedies upon the occurrence of an event of default (as defined in the Loan Agreement), subject, in certain instances, to the expiration of an applicable cure period. The agreement requires the Company to maintain compliance with certain financial covenants, including a minimum tangible net worth, a minimum fixed charge coverage ratio and a minimum current ratio. At March 29, 2008, the Company was in compliance with all of the financial covenants. Deferred financing fees totaling $119,774, which are included in Other Assets, were recorded in connection with the Loan Agreement and are being amortized over the life of the loan.

Interest Rate Swaps

The Company entered into an interest rate swap in December 2006 to effectively convert the interest rate of the mortgage to purchase the Bluffton, IN plant to a fixed rate of 6.85%.  The swap is not accounted for as a cash flow hedge, and as result, unrealized gains and losses are recorded in the Company’s consolidated statement of income.  The swap has a fixed pay-rate of 6.85% and a notional amount of $2.43 million at March 29, 2008 and expires in December, 2016.  The value of the swap is recorded as a $230,220 liability at March 29, 2008.

The Company entered into another interest rate swap in January 2008 to effectively convert the interest rate of the real estate term loan to a fixed rate of 4.28%.  The interest rate swap is structured with a decreasing notional amounts to match the expected pay down of the debt.  The notional value of the swap at March 29, 2008 was $3.9 million.  The interest rate swap is effective though March 29, 2008 and is accounted for as a cash flow hedge derivative.  We evaluate the effectiveness of the hedge on a quarterly  basis.  During the three months ended March 29, 2008 the hedge is highly effective.

The interest rate swap had a negative fair value of $141,810 at March 29, 2008 and was recorded in “Accumulated other comprehensive income.”  This value was determined in accordance with SFAS No. 157 using Level 2 observable inputs and approximates the net loss that would have been realized if the contract had been settled on March 29, 2008.

6.             Litigation:

The Company is periodically a party to various lawsuits arising in the ordinary course of business.  Management believes, based on discussions with legal counsel, that the resolution of such lawsuits, individually and in the aggregate, will not have a material adverse effect on the Company’s financial position or results of operations.

7.             Business Segments:

The Company’s operations consist of three reportable segments: manufactured products, berry products and distributed products.  The manufactured products segment produces potato chips, potato crisps and potato skins for sale primarily to snack food distributors and retailers.  The berry products segment produces frozen berries for sale primarily to groceries and mass merchandisers.  The distributed products segment sells snack food products manufactured by other companies to the Company’s Arizona snack food distributors.  The Company’s reportable segments offer different products and services.  The majority of the Company’s revenues are attributable to external customers in the United States.  The Company does sell to customers in Canada, The United Kingdom and Mexico as well, however the revenues attributable to those customers is immaterial.  All of the Company’s assets are located in the United States.  The Company does not allocate any assets to the distributed products segment.

The accounting policies of the segments are the same as those described in the Summary of Significant Accounting Policies (Note 1).  The Company does not allocate assets, selling, general and administrative expenses, income taxes or other income and expense to segments.

	Manufactured Snack Products	Berry Products	Distributed Products	Consolidated
Quarter ended March 28, 2008
Net revenues from external customers	$15,565,959	$9,614,514	$990,602	$26,171,075
Depreciation and amortization included in segment gross profit	242,543	275,376	—	517,919
Segment gross profit	3,060,476	1,863,275	150,984	5,074,735
Goodwill	5,986,252	5,603,736	—	11,589,988

Quarter ended March 31, 2007
Net revenues from external customers	$16,295,904	—	$683,993	$16,979,897
Depreciation and amortization included in segment gross profit	216,958	—	—	216,958
Segment gross profit	2,997,230	—	99,329	3,096,559
Goodwill	5,986,252	—	—	5,986,252

The following table reconciles reportable segment gross profit to the Company’s consolidated income before income tax benefit (provision) for the quarters ended March 29, 2008 and March 31, 2007:

	March 29, 2008	March 31, 2007
Segment gross profit	$5,074,735	$3,096,559
Unallocated amounts:
Operating expenses	(3,815,655)	(2,970,694)
Interest income (expense), net	(552,911)	20,143
Income before income taxes	$706,169	$209,009

8.             Income Taxes:

The Company has recorded a deferred tax asset of $664,333 reflecting the benefit of approximately $1.2 million in loss carryforwards.  Such deferred tax assets expire between 2018 and 2025. Realization of the tax benefit is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards.  Although realization is not assured, management believes it is more likely than not that all of the deferred tax asset will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.  The Company also has an alternative minimum tax (“AMT”) credit carryforward for federal income tax purposes of $31,390 at March 29, 2008.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q, including all documents incorporated by reference, includes “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, and The Inventure Group, Inc. (the “Company”) desires to take advantage of the “safe harbor” provisions thereof.  Therefore, the Company is including this statement for the express purpose of availing itself of the protections of the safe harbor with respect to all of such forward-looking statements. In this Quarterly Report on Form 10-Q, the words “anticipates,” “believes,” “expects,” “intends,” “estimates,” “projects,” “will likely result,” “will continue,” “future” and similar terms and expressions identify forward-looking statements. The forward-looking statements in this Quarterly Report on Form 10-Q reflect the Company’s current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, including specifically the possibility that the Company will need additional financing due to future operating losses or in order to implement the Company’s business strategy, the possible diversion of management resources from the day-to-day operations of the Company as a result of strategic acquisitions, potential difficulties resulting from the integration of acquired businesses with the Company’s business, other acquisition-related risks, lack of consumer acceptance of existing and future products, dependence upon key license agreements, dependence upon major customers, significant competition, risks related to the food products industry, volatility of the market price of the Company’s common stock, par value $.01 per share (the “Common Stock”), the possible de-listing of the Common Stock from the Nasdaq SmallCap Market if the Company fails to satisfy the applicable listing criteria (including a minimum share price) in the future and those other risks and uncertainties discussed herein, that could cause actual results to differ materially from historical results or those anticipated.  In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this Quarterly Report on Form 10-Q will in fact transpire or prove to be accurate.  Readers are cautioned to consider the specific risk factors described herein and in “Risk Factors” in the Company’ Annual Report pn Form 10-K for thr fiscal year ended December 29, 2007 and not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that may arise after the date hereof. All subsequent written or oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by this section.

Results of Operations

Quarter ended March 29, 2008 compared to the quarter ended March 31, 2007

Net revenues for the first quarter of fiscal 2008 were $26.2 million, 54% higher than last year’s first quarter net revenues of $17.0 million.  This increase was primarily attributable $9.6 million of berry products net revenues that occurred in 2008.  No such net revenues occurred in the first quarter of fiscal 2007 because these net revenues are the result of the Company acquiring Rader Farms in May 2007.  The overall increase in net revenues was slightly offset by a decrease in net revenues of the Company’s manufactured snack products of $0.4 million, which was primarily caused by an overall decrease in T.G.I. Friday’s® brand salted snack net revenues.

Gross profit for the quarter ended March 29, 2008 increased 64% or 2.0 million as compared to March 31, 2007 and also increased as a percentage of net revenues (19.4% of net revenue at 2008 and 18.2% of net revenue in 2007).  This resultant increase in percentage is primarily due to the addition of the berry products division, which generated a 19.4% gross profit during the quarter.

Selling, general and administrative expenses were $3.8 million in the first quarter of 2008 as compared to $2.9 million in the first quarter of 2007.  Again, the overall increase is primarily due to the addition of the berry products division, which was acquired during the second quarter of 2007.  As a percentage of net revenues, these expenses decreased to 14.5% of net revenues as compared to 17.1% of net revenues in the first quarter of 2007.  This decrease is largely attributable to the addition of the berry products division, which did not require a commensurate increase in selling, general and administrative expenses.

Net interest expense was $552,911 in the first quarter of 2008 compared to net interest income of $20,143 in the first quarter of 2007 due primarily to increased interest expense resulting from the acquisition of Rader Farms in May, 2007.  Additionally, the Company recognized $230,220 of interest expense as a result of an interest rate swap; no similar expense was incurred in the first quarter of 2007.

Net income was $0.4 million, or $0.02 per basic and diluted share, compared to net income of $0.1 million, or $0.01 per basic and diluted share last year.

Liquidity and Capital Resources

Net working capital was $3.7 million (a current ratio of 1.2:1) at March 29, 2008 and $3.6 million (a current ratio of 1.2:1) at December 29, 2007.  For the quarter ended March 29, 2008, the Company generated cash flow of $3.2 million from operating activities, invested $1.1 million in equipment and utilized $2.6 million to pay down its line of credit and other debt.  For quarter ended March 31, 2007, the Company used cash flow of $0.3 million in its operating activities and invested $0.7 million in new equipment.

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

To fund the acquisition of Rader Farms the Company entered into a Loan Agreement (the “Loan Agreement”) with U.S. Bank National Association (“U.S. Bank”). Each of our subsidiaries is a guarantor of the Loan Agreement, which is secured by a pledge of all of the assets of our consolidated group. The borrowing capacity available to us under the Loan Agreement consists of notes representing:

•      a $15,000,000 revolving line of credit maturing on June 30, 2011; based on asset eligibility, there was $3.9 million of borrowing availability under the line of credit at March 29, 2008.

•      an equipment term loan, secured by the equipment acquired, subject to a $5.8 million mortgage loan from U.S. Bank National Association, bears interest at the 30 day LIBOR plus 165 basis points. The loan matures in May, 2014 and monthly principal installments are $71,429 plus interest and

•      a real estate term loan, secured by a leasehold interest in the real property we are leasing from the former owners of Rader Farms in connection with the Acquisition, subject to a $4.0 million real estate term loan from U.S. Bank National Association, bears interest at the 30 day LIBOR plus 165 basis points.  The interest rate associated with this debt instrument was fixed to 4.28% via an interest rate swap agreement with U.S. Bank National Association in January 2008. The loan matures in July, 2017; however monthly principal and interest installments of $36,357 are determined based on a fifteen-year amortization period.

All borrowings under the revolving line of credit will bear interest at either (i) the prime rate of interest announced by U.S. Bank from time to time or (ii) LIBOR, plus the LIBOR Rate Margin (as defined in the revolving credit facility note). The term loan will bear interest at LIBOR, plus the LIBOR Rate Margin (as defined in the term loan note).

As is customary in such financings, U.S. Bank may terminate its commitments and accelerate the repayment of amounts outstanding and exercise other remedies upon the occurrence of an event of default (as defined in the Loan Agreement), subject, in certain instances, to the expiration of an applicable cure period. The agreement requires the Company to maintain compliance with certain financial covenants, including a minimum tangible net worth, a minimum fixed charge coverage ratio and a debt to equity ratio. At March 29, 2008, the Company was in compliance with all of the financial covenants.

At March 29, 2008, the Company had a net operating loss carryforward available for federal income taxes of approximately $1.2 million.  The Company’s accumulated net operating loss carryforward will begin to expire in 2018.

Interest Rate Swap

The Company entered into an interest rate swap in December 2006 to effectively convert the interest rate of the mortgage to purchase the Bluffton, IN plant to a fixed rate of 6.85%.  The swap is not accounted for as a cash flow hedge, and as result, unrealized gains and losses are recorded in the Company’s consolidated statement of income.  The swap has a fixed pay-rate of 6.85% and a notional amount of $2.43million at March 29, 2008 and expires in December, 2016.  The value of the swap is recorded as a $230,220 liability at March 29, 2008.

The Company entered into another interest rate swap in January 2008 to effectively convert the interest rate of the real estate term loan to a fixed rate of 4.28%.  The interest rate swap is structured with a decreasing notional amounts to match the expected pay down of the debt.  The notional value of the swap at March 29, 2008 was $3.9 million.  The interest rate swap is effective though March 29, 2008 and is accounted for as a cash flow hedge derivative.  We evaluate the effectiveness of the hedge on a quarterly  basis.  During the three months ended March 29, 2008 the hedge is highly effective and a net unrealized loss of $141,810 was recorded in “Accumulated other comprehensive income.”

Contractual Obligations

The Company’s future contractual obligations consist principally of long-term debt, operating leases, minimum commitments regarding third party warehouse operations services, remaining minimum royalty payments due licensors pursuant to brand licensing agreements and severance charges to terminated executives.  As of March 29, 2008 there have been no material changes to the Company’s contractual obligations since its December 29, 2007 fiscal year end, other than scheduled payments.  The Company currently has no material marketing or capital expenditure commitments.

Management’s Plans

In connection with the implementation of the Company’s business strategy, the Company may incur operating losses in the future and may require future debt or equity financings (particularly in connection with future strategic acquisitions, new brand introductions or capital expenditures).  Expenditures relating to acquisition-related integration costs, market and territory expansion and new product development and introduction may adversely affect promotional and operating expenses and consequently may adversely affect operating and net income.  These types of expenditures are expensed for accounting purposes as incurred, while revenue generated from the result of such expansion or new products may benefit future periods.  Management believes that the Company will continue to generate positive cash flow from operations during the next twelve months, which, along with its existing working capital and borrowing facilities, will enable the Company to meet its operating cash requirements for the next twelve months.  This belief is based on current operating plans and certain assumptions, including those relating to the Company’s future revenue levels and expenditures, industry and general economic conditions and other conditions.  If any of these factors change, the Company may require future debt or equity financings to meet its business requirements. There can be no assurance that any required financings will be available or, if available, on terms attractive to the Company.

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

•      The Company’s Rader Farms frozen berry brand was acquired in 2007 when the business of Rader Farms was acquired. The acquisition resulted in Goodwill of $5.6 million and trademarks of $1.1 million, which remain the carrying values at March 29, 2008.

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

•                  Sponsorship:   The Company has one sponsorship with the Arizona Diamondbacks Major League Baseball team which takes place during their baseball season. We do not sell product to the Arizona Diamondbacks, and the sponsorship clearly involves an identifiable benefit to us as the fans at the stadium see our name on the main scoreboard during each game. The value is reasonably estimated due to the fact that the team charges us a fixed amount per game which we record as a sales and marketing expense in selling, general and administrative expenses.

Income Taxes.  The Company has been profitable since 1999; however, it experienced significant net losses in prior fiscal years resulting in a net operating loss (“NOL”) carryforward for federal income tax purposes of approximately $1.2 million at March 29, 2008.  Generally accepted accounting principles require that the Company record a valuation allowance against the deferred tax asset associated with this NOL if it is “more likely than not” that the Company will not be able to utilize it to offset future taxes.  No valuation allowance was required at March 29, 2008.

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

The above listing is not intended to be a comprehensive list of all of the Company’s accounting policies.  In many cases the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles, with no need for management’s judgment in their application.  See the Company’s audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2007 which contains accounting policies and other disclosures required by accounting principles generally accepted in the United States.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

This information has been omitted pursuant to Item 305(e) of Regulation S-K, promulgated under the Securities Act of 1933, as amended.

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

Item 1A. Risk Factors

During the quarter ended March 29, 2008, there were no material changes from the risk factors as previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2007.

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

Dated: May 12, 2008	THE INVENTURE GROUP, INC.

	By:	/s/ Eric J. Kufel
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