Form 10-K/A
period 2007-12-29
INVENTURE GROUP, INC.
filed 2008-08-11
CIK 944508

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Yes  ☐   No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                                        Yes  ☒   No  ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.                                                                                  ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company (as defined in Rule 12b-2 of the Act).

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

PART IV

Item 15.	Exhibits and Financial Statement Schedules	4

EXPLANATORY NOTE

This Amendment on Form 10-K/A (“Amendment No. 1”) constitutes Amendment No. 1 to the Annual Report on Form 10-K for the fiscal year ended December 29, 2007 filed by The Inventure Group, Inc. (the “Company”) with the Securities and Exchange Commission on March 28, 2008 (the “Annual Report”).  This Amendment No. 1 is being filed solely to amend the Section 302 certifications appended as Exhibits 31.1 and 31.2.  Specifically, the Company is refiling these certifications solely to add certain required language in Statement 4 of the certifications that was inadvertently omitted from the Company’s certifications in the Annual Report.  Accordingly, new certifications by the Company’s principal executive officer and principal financial officer that include the inadvertently omitted language are being filed as exhibits to this Form 10-K/A under Item 15 of Part IV hereof.

Except for the matter described above, this amendment does not change any previously reported financial results, modify or update disclosures in the Annual Report, or reflect events occurring after the date of the filing of the Annual Report.

PART IV

Item 15.         Exhibits and Financial Statement Schedules:

(b)           Exhibits

Exhibit
Number	Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15(d)-14(a). (1)
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15(d)-14(a). (1)

(1)           Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:	August 11, 2008	THE INVENTURE GROUP, INC.

		By:	/s/ Terry McDaniel
Terry McDaniel
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Terry McDaniel	Chief Executive Officer and Director	August 11, 2008
Terry McDaniel	(Principal Executive Officer)

/s/ Steve Weinberger	Chief Financial Officer, Secretary & Treasurer	August 11, 2008
Steve Weinberger	(Principal Financial and Accounting Officer)

/s/ Larry R. Polhill	Chairman and Director	August 11, 2008
Larry R. Polhill

/s/ Ashton D. Asensio	Director	August 11, 2008
Ashton D. Asensio

/s/ Mark S. Howells	Director	August 11, 2008
Mark S. Howells

/s/ Macon Bryce Edmonson	Director	August 11, 2008
Macon Bryce Edmonson

/s/ Itzhak Reichman	Director	August 11, 2008
Itzhak Reichman