Form 10-Q/A
period 2008-03-29
INVENTURE GROUP, INC.
filed 2008-08-11
CIK 944508

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

Yes ☐          No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  18,810,660 as of May 2, 2008.

Part II. OTHER INFORMATION

Item 6.	Exhibits	4

EXPLANATORY NOTE

This Amendment on Form 10-Q/A (“Amendment No. 1”) constitutes Amendment No. 1 to the Quarterly Report on Form 10-Q for the quarterly period ended March 29, 2008 filed by The Inventure Group, Inc. (the “Company”) with the Securities and Exchange Commission on May 12, 2008 (the “Quarterly Report”).  This Amendment No. 1 is being filed solely to amend the Section 302 certifications appended as Exhibits 31.1 and 31.2.  Specifically, the Company is refiling these certifications solely to add certain required language in Statement 4 of the certifications that was inadvertently omitted from the Company’s certifications in the Quarterly Report.  Accordingly, new certifications by the Company’s principal executive officer and principal financial officer that include the inadvertently omitted language are being filed as exhibits to this Form 10-Q/A under Item 6 of Part II hereof.

Except for the matter described above, this amendment does not change any previously reported financial results, modify or update disclosures in the Quarterly Report, or reflect events occurring after the date of the filing of the Quarterly Report.

Part II.   Other Information

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