Form 10-Q
period 2008-06-28
INVENTURE GROUP, INC.
filed 2008-08-11
CIK 944508

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 28, 2008

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

Yes ☐          No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  20,186,213 as of August 6, 2008.

PART I.    FINANCIAL INFORMATION

Item 1.           Financial Statements

THE INVENTURE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

	June 28,	December 29,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$589,389	$494,918
Accounts receivable, net of allowance for doubtful accounts of $68,613 in 2008 and $29,161 in 2007	8,069,586	8,604,741
Inventories	13,196,714	11,585,597
Deferred income tax asset	468,047	1,180,349
Other current assets	707,042	707,093
Total current assets	23,030,778	22,572,698

Property and equipment, net	24,265,474	23,436,752
Goodwill	11,616,225	11,589,988
Trademarks and other intangibles	2,820,162	2,827,742
Other assets	267,605	263,539
Total assets	$62,000,244	$60,690,719

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,139,269	$6,001,136
Line of credit	5,013,320	7,452,309
Accrued liabilities	4,043,623	4,206,078
Current portion of long-term debt	1,196,755	1,181,888
Current portion of accrued costs related to brand discontinuance and other exit cost accruals	—	97,229
Total current liabilities	19,392,967	18,938,640

Long-term debt, less current portion	11,847,994	12,445,383
Interest rate swaps	94,130	—
Deferred income tax liability	1,574,727	1,574,727
Total liabilities	32,909,818	32,958,750

Commitments and contingencies (Note 6)

Shareholders’ equity:
Preferred stock, $100 par value; 50,000 shares authorized; no shares issued or outstanding at June 28, 2008 and December 29, 2007	—	—
Common stock, $.01 par value; 50,000,000 shares authorized; 20,186,213 shares issued and outstanding at June 28, 2008 and December 29, 2007, respectively	201,863	201,863
Additional paid-in capital	29,507,268	29,304,491
Retained earnings	2,341,033	1,207,189
Accumulated other comprehensive income	22,568	—
Treasury stock, at cost: 1,345,798 shares at June 28, 2008 and 1,345,398 shares at December 29, 2007	(2,982,306)	(2,981,574)
Total shareholders’ equity	29,090,426	27,731,969
Total liabilities and shareholders’ equity	$62,000,244	$60,690,719

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE INVENTURE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	Quarter Ended		Six Months Ended
	June 28,	June 30,	June 28,	June 30,
	2008	2007	2008	2007

Net revenues	$29,248,655	$22,926,095	$55,419,730	$39,905,992

Cost of revenues	23,946,832	18,564,049	45,043,172	32,447,385

Gross profit	5,301,823	4,362,046	10,376,558	7,458,607

Selling, general and administrative expenses	3,965,677	3,595,589	7,781,332	6,503,283

Operating income	1,336,146	766,457	2,595,226	955,324

Interest income	—	69,704	337	174,149
Interest expense	(128,326)	(245,811)	(681,574)	(330,114)
Interest income (expense), net	(128,326)	(176,107)	(681,237)	(155,965)

Income before income tax provision	1,207,820	590,350	1,913,989	799,359

Income tax provision	(485,280)	(258,573)	(780,152)	(362,073)

Net income	$722,540	$331,777	$1,133,837	$437,286

Earnings per common share:
Basic	$0.04	$0.02	$0.06	$0.02
Diluted	$0.04	$0.02	$0.06	$0.02

Weighted average number of common shares:
Basic	18,840,415	19,303,394	18,840,582	19,302,822
Diluted	18,840,415	19,381,322	18,840,582	19,426,747

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE INVENTURE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six months Ended
	June 28, 2008	June 30, 2007

Cash flows from operating activities:
Net income	$1,133,837	$437,286
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,339,521	819,225
Amortization	7,580	8,056
Provision for bad debts	40,273	(4,839)
Deferred income taxes	712,302	304,038
Share-based compensation expense	160,374	153,975
Amortization of deferred compensation expense	23,859	31,686
Gain on disposition of equipment	(4,377)	(2,760)
Change in operating assets and liabilities:
Accounts receivable	494,882	(162,788)
Inventories	(1,611,117)	(1,572,672)
Other assets and liabilities	77,801	(29,785)
Accounts payable and accrued liabilities	2,959,672	1,814,054
Net cash provided by operating activities	5,334,607	1,795,476

Cash flows from investing activities:
Acquisition of Rader Farms, Inc., net of cash acquired	—	(21,051,101)
Increase in restricted cash – nonqualified deferred compensation	(54,027)	(63,391)
Purchase of property and equipment	(2,163,866)	(1,012,451)
Purchase of short-term investments	—	13,336
Net cash used in investing activities	(2,217,893)	(22,113,607)

Cash flows from financing activities:
Line of credit borrowings (payments), net	(2,438,989)	6,000,000
Debt borrowings	—	10,037,727
Payments made on long-term debt	(582,522)	(127,475)
Proceeds from issuance of common stock	—	7,774
Treasury stock purchases	(732)	—
Net cash provided by (used in) financing activities	(3,022,243)	15,918,026
Net increase (decrease) in cash and cash equivalents	94,471	(4,400,105)
Cash and cash equivalents at beginning of period	494,918	8,671,259
Cash and cash equivalents at end of period	$589,389	$4,271,154

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$554,655	$158,252

Supplemental disclosures of non-cash activities:
Net accrual for interest expense resulting from interest rate swap	$116,698	—

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

In May 2007, the Company completed the acquisition of Rader Farms, Inc. for a total cost of $20.9 million.  See Note 2 in the Form 10-K for the fiscal year ended December 29, 2007 for additional information.

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

In addition, with the acquisition of Rader Farms, the Company grows, processes and markets premium berry blends, raspberries, blueberries, and rhubarb and purchases marionberries, cherries, cranberries and strawberries from a select network of fruit growers for resale.  The fruit is processed, frozen and packaged for sale and distribution nationally to wholesale customers under the Rader Farms® brand, as well as sold directly through various store brands.

Basis of Presentation

The condensed, consolidated financial statements include the accounts of The Inventure Group, Inc. and all of its wholly owned subsidiaries.  All significant intercompany amounts and transactions have been eliminated.  The financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all the information and footnotes required by accounting principles generally accepted in the United States of America.  In the opinion of management, the condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary in order to make the condensed consolidated financial statements not misleading.  A description of the Company’s accounting policies and other financial information is included in the audited financial statements filed with the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2007.  The results of operations for the quarter and six months ended June 28, 2008 are not necessarily indicative of the results expected for the full year.

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

Earnings Per Common Share

Basic earnings per common share is computed by dividing net income by the weighted average number of shares of Common Stock outstanding during the period.  Exercises of outstanding stock options are assumed to occur for purposes of calculating diluted earnings per share for periods in which their effect would not be anti-dilutive.  1,930,833 and 179,000 shares of common stock for the quarters and six months ended June 28, 2008 and June 30, 2007, respectively, were excluded from the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of common shares and, therefore, the effect would be anti-dilutive.  Earnings per common share was computed as follows for the quarters and six months ending June 28, 2008 and June 30, 2007:

	Quarter Ended		Six Months Ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
Basic Earnings Per Share:
Net income	$722,540	$331,777	$1,133,837	$437,286
Weighted average number of common shares	18,840,415	19,303,394	18,840,582	19,302,822
Earnings per common share	$0.04	$0.02	$0.06	$0.02

Diluted Earnings Per Share:
Net Income	$722,540	$331,777	$1,133,837	$437,286

Weighted average number of common shares	18,840,415	19,303,394	18,840,582	19,302,822
Incremental shares from assumed conversions of stock options and non- vested shares of restricted stock	—	77,728	—	123,925
Adjusted weighted average number of common shares	18,840,415	19,381,122	18,840,582	19,426,747
Earnings per common share	$0.04	$0.02	$0.06	$0.02

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

The 2005 Plan expires in May 2015.  Awards granted under the 2005 Plan may include: nonqualified stock options, incentive stock options, restricted stock, restricted stock units, stock appreciation rights, performance units and stock-reference awards.  If any shares of Common Stock subject to awards granted under the 1995 Plan or the 2005 Plan are canceled, those shares will be available for future awards under the 2005 Equity Incentive Plan.  As of June 28, 2008, there were 296,032 shares of Common Stock available for Awards under the 2005 Plan.

During the six months ended June 28, 2008 and June 30, 2007 the total share-based compensation expense from restricted stock recognized in the financial statements was $23,812 and $31,686, respectively and is included in selling, general and administrative expenses.  There were no share-based compensation costs which were capitalized.  As of June 28, 2008, the total unrecognized costs related to non-vested restricted stock awards granted was $12,328.  The Company expects to recognize such costs in the financial statements over a period of three years.

During the six months ended June 28, 2008 and June 30, 2007, the Company recorded $160,374 and $153,975 of share-based compensation expense, respectively related to stock options.  During the quarters ended June 28, 2008 and June 30, 2007, the Company recorded $86,455 and $92,459 of share-based compensation expense, respectively, related to stock options.

The Company estimated the fair value of incentive stock options issued using the Black-Scholes option pricing model, with the following assumptions:

	June 28, 2008	June 30, 2007
Expected dividend yield	0%	0%
Expected volatility	46%	50%
Risk-free interest rate	2.5 – 3.5%	4 – 5%
Expected life	1.8 years	2.4 years

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

As of June 28, 2008, the amount of unrecognized compensation expense to be recognized over the next two years, in accordance with SFAS 123R, is approximately $409,000.  This expected compensation expense does not reflect any new awards, or modifications to existing awards, that could occur in the future. Generally, the Company issues new shares upon the exercise of stock options as opposed to reissuing treasury shares.

Stock options become exercisable, based on a three or five year vesting schedule, in annual increments of either thirty-three or twenty percent beginning one year after grant date and become fully exercisable after three or five years from the date of grant. Share-based compensation expense related to stock option awards is recognized on the straight-line method over the expected life, which is generally between one and three years.

The following table summarizes stock option activity during the six months ended June 28, 2008:

	Plan Options		Non-Plan Options
	Options Outstanding	Weighted Average Exercise Price	Options Outstanding	Weighted Average Exercise Price
Balance, December 29, 2007	1,642,500	$2.73	45,000	$3.60
Granted	635,000	$1.90	—	—
Forfeited	(346,667)	2.63	(45,000)	3.60
Exercised	—	—	—	—
Balance, June 28, 2008	1,930,833	$2.47	—	—

There was no intrinsic value for outstanding or exercisable options as of June 28, 2008.

There were no restricted stock awards granted during the six months ended June 28, 2008 and June 30, 2007.  All restricted stock awards vest three years from the date of grant. Share-based compensation expense related to restricted stock awards is recognized on the straight-line method over the requisite service period, which is approximately three years, and the related share-based compensation expense is included in selling, general and administrative expenses.

In August 2007, the Company’s Board of Directors approved a stock re-purchase program whereby up to $3 million of common stock may be purchased from time to time at the discretion of management.  Since inception of the program, the Company has repurchased $1,136,885, leaving $1,863,115 of remaining authorization. The repurchased shares are held as treasury stock and are available for general corporate purposes. Common stock held in the Company’s treasury has been recorded at cost. We continue to evaluate our share repurchase opportunities.  The program expires August 23, 2008.

A summary of common stock repurchases under the program is set forth in the following table. All shares of common stock were repurchased pursuant to open market transactions.

Period	Total Number of Shares Repurchased	Weighted Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum that may yet be Purchased Under the 2007 Program

8/2007 Approved				$3,000,000

8/31/07 - 12/29/07	527,058	$2.16	527,058	1,136,885
Program Remaining				$1,863,115

On July 29, 2008, the Company repurchased 90,000 shares at $1.80 per share for a total cost of $162,000 from Eric J. Kufel, the Company’s former Chief Executive Officer, on the open market through M.S. Howells & Co., a broker- dealer in which Mark S. Howells, a director of the Company, is a principal.  M.S. Howells & Co. received a brokerage fee of $1,800, or $0.02 per share in connection with the transaction.

Deferred Compensation Plan

Effective January 1, 2007 the Company entered into a deferred compensation plan.  The assets are vested in cash and cash equivalents and are reflected in other current assets and the related obligation is reflected in accrued liabilities in the balance sheet.

2.             Accrued Liabilities:

Accrued liabilities consisted of the following as of June 28, 2008 and December 29, 2007:

	June 28, 2008	December 29, 2007
Accrued payroll and payroll taxes	$1,483,521	$1,385,596
Accrued royalties and commissions	596,907	561,458
Accrued advertising and promotion	885,848	1,022,639
Accrued other	1,077,347	1,236,385
	$4,043,623	$4,206,078

3.             Inventories:

Inventories consisted of the following as of June 28, 2008 and December 29, 2007:

	June 28,	December 29,
	2008	2007
Finished goods	$5,396,240	$3,838,344
Raw materials	7,800,474	7,747,253
	$13,196,714	$11,585,597

4.             Goodwill, Trademarks and Other Intangibles, Net:

Goodwill, trademarks and other intangibles, net consisted of the following as of June 28, 2008 and December 29, 2007:

	Estimated Useful Life	June 28, 2008	December 29, 2007
Goodwill:
The Inventure Group, Inc.		$5,986,252	$5,986,252
Rader Farms, Inc.		5,629,973	5,603,736

Total Goodwill, net		$11,616,225	$11,589,988

Trademarks:
The Inventure Group, Inc.		1,535,660	1,535,659
Rader Farms, Inc.		1,070,000	1,070,000

Other intangibles:
Rader - Covenant-not-to-compete, gross carrying amount	5 years	160,000	160,000
Rader - Covenant-not-to-compete, accum. amortization		(34,669)	(18,667)
Rader - Customer relationship, gross carrying amount	10 years	100,000	100,000
Rader - Customer relationship, accum. amortization		(10,829)	(19,250)

Total Trademarks and other intangibles, net		$2,820,162	$2,827,742

Amortization expense for the six months ended June 28, 2008 and June 30, 2007 were $7,580 and $8,056, respectively. As of June 28, 2008, we expect amortization expense on these intangible asset over the next five years to be as follows:

2008	$42,000
2009	$42,000
2010	$42,000
2011	$42,000
2012	$23,000

Goodwill and trademarks are reviewed for impairment annually in the second fiscal quarter, or more frequently if impairment indicators arise. Goodwill is required to be tested for impairment between the annual tests if an event occurs or circumstances change that more-likely-than-not reduces the fair value of a reporting unit below its carrying value. Intangible assets with indefinite lives are required to be tested for impairment between the annual tests if an event occurs or circumstances change indicating that the asset might be impaired.  The carrying values were not impaired as of June 28, 2008.

5.             Long-Term Debt:

Long-term debt consisted of the following as of June 28, 2008 and December 29, 2007:

	June 28,	December 29,
	2008	2007
Mortgage loan due monthly through July, 2012; interest at 9.03%; collateralized by land and building in Goodyear, AZ	$1,601,330	$1,633,771
Mortgage loan due monthly through December, 2016; interest rate at 30 day LIBOR plus 165 basis points, fixed through a swap agreement to 6.85%; collateralized by land and building in Bluffton, IN	2,315,080	2,344,220
Equipment term loan due monthly through May, 2014; interest at LIBOR plus 165 basis points; collateralized by equipment at Rader Farms in Lynden, WA	5,142,857	5,571,429
Real Estate term loan due monthly through July, 2017; interest at LIBOR plus 165 basis points, fixed through a swap agreement to 4.28%; secured by a leasehold interest in the real property	3,859,681	3,937,763
Vehicle term loan and capital leases due in various monthly installments through February, 2011; collateralized by vehicles	125,801	140,088
	13,044,749	13,627,271
Less current portion of long-term debt	(1,196,755)	(1,181,888)
Long-term debt, less current portion	$11,847,994	$12,445,383

To fund the acquisition of Rader Farms, the Company entered into a Loan Agreement (the “Loan Agreement”) with U.S. Bank National Association (“U.S. Bank”). Each of our subsidiaries is a guarantor of the Loan Agreement, which is secured by a pledge of all of the assets of our consolidated group. The borrowing capacity available to us under the Loan Agreement consists of notes representing:

•      a $15,000,000 revolving line of credit maturing on June 30, 2011; $5,013,320 outstanding at June 28, 2008. Based on eligible assets, the amount available under the line of credit was $3,460,054 at June 28, 2008. As defined in the revolving credit facility note, all borrowings under the revolving line of credit will bear interest at either (i) the prime rate of interest announced by U.S. Bank from time to time or (ii) LIBOR plus the LIBOR Rate Margin.

•      Equipment term loan due May 2014 noted above.

•      Real estate term loan due July, 2017 noted above.

U.S. Bank may terminate its commitments and accelerate the repayment of amounts outstanding and exercise other remedies upon the occurrence of an event of default (as defined in the Loan Agreement), subject, in certain instances, to the expiration of an applicable cure period. The agreement requires the Company to maintain compliance with certain financial covenants, including a minimum tangible net worth, a minimum fixed charge coverage ratio and a minimum current ratio. At June 28, 2008, the Company was in compliance with all of the financial covenants. Deferred financing fees totaling $119,774, which are included in Other Assets, were recorded in connection with the Loan Agreement and are being amortized over the life of the respective loan.

Interest Rate Swaps

The Company entered into an interest rate swap in December 2006 to effectively convert the interest rate of the mortgage to purchase the Bluffton, IN plant to a fixed rate of 6.85%.  The swap is not accounted for as a cash flow hedge, and as result, unrealized gains and losses are recorded in the Company’s condensed, consolidated statements of income.  The swap has a fixed pay-rate of 6.85% and a notional amount of $2.3 million at June 28, 2008 and expires in December, 2016.  The value of the swap is recorded as a $116,698 liability at June 28, 2008.

The Company entered into another interest rate swap in January 2008 to effectively convert the interest rate of the real estate term loan to a fixed rate of 4.28%.  The interest rate swap is structured with a decreasing notional amounts to match the expected pay down of the debt.  The notional value of the swap at June 28, 2008 was $3.9 million.  The interest rate swap is effective though June 28, 2008 and is accounted for as a cash flow hedge derivative.  We evaluate the effectiveness of the hedge on a quarterly basis and during the three months ended June 28, 2008 the hedge is highly effective.  The interest rate swap had a fair value of $22,568 at June 28, 2008 and was recorded in “Accumulated other comprehensive income” On the accompanying condensed consolidated balance sheets.  This value was determined in accordance with SFAS No. 157 using Level 2 observable inputs and approximates the net loss that would have been realized if the contract had been settled on June 28, 2008.

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

7.             Business Segments:

The Company’s operations consist of three reportable segments: manufactured products, berry products and distributed products.  The manufactured products segment produces potato chips, potato crisps and potato skins for sale primarily to snack food distributors and retailers.  The berry products segment produces frozen berries for sale primarily to groceries and mass merchandisers.  The distributed products segment sells snack food products manufactured by other companies to the Company’s Arizona snack food distributors.  The Company’s reportable segments offer different products and services.  The majority of the Company’s revenues are attributable to external customers in the United States.  The Company does sell to customers in Canada, The United Kingdom, Mexico and Argentina as well, however the revenues attributable to those customers is immaterial.  All of the Company’s assets are located in the United States.  The Company does not allocate any assets to the distributed products segment.

The accounting policies of the segments are the same as those described in the Summary of Significant Accounting Policies (Note 1).  The Company does not allocate assets, selling, general and administrative expenses, income taxes or other income and expense to segments.

	Manufactured Snack Products	Distributed Snack Products	Processed Berry Products	Consolidated
Quarter ended June 28, 2008
Net revenues from external customers	$17,974,976	$1,145,112	$10,128,567	$29,248,655
Depreciation and amortization in segment gross profit	216,872	—	85,085	301,957
Segment gross profit	3,843,047	138,016	1,320,760	5,301,823

Quarter ended June 30, 2007
Net revenues from external customers	$17,884,818	$728,100	$4,313,177	$22,926,095
Depreciation and amortization in segment gross profit	225,185	—	76,268	301,453
Segment gross profit	3,482,827	100,573	778,646	4,362,046

Six months ended June 28, 2008
Net revenues from external customers	$33,548,547	$2,128,102	$19,743,081	$55,419,730
Depreciation and amortization in segment gross profit	452,967	—	167,997	620,964
Segment gross profit	6,911,135	281,388	3,184,035	10,376,558

Six months ended June 30, 2007
Net revenues from external customers	$34,180,722	$1,412,093	$4,313,177	$39,905,992
Depreciation and amortization in segment gross profit	442,143	—	76,268	518,411
Segment gross profit	6,480,059	199,902	778,646	7,458,607

The following table reconciles reportable segment gross profit to the Company’s consolidated income before income tax benefit (provision) for the quarters and six months ended June 28, 2008 and June 30, 2007:

	Quarter Ended		Six Months Ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007

Segment gross profit	$5,301,823	$4,362,046	$10,376,558	$7,458,607
Unallocated amounts:
Selling, general and administrative expenses	3,965,677	3,595,589	7,781,332	6,503,283
Interest income (expense), net	(128,326)	(176,107)	(681,237)	(155,965)
Income before income tax provision	$1,207,820	$590,350	$1,913,989	$799,359

8.             Income Taxes:

The Company has recorded a deferred tax asset of $ 664,000 reflecting the benefit of approximately $1.9 million in loss carryforwards.  Such deferred tax assets expire between 2018 and 2025. Realization of the tax benefit is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards.  Although realization is not assured, management believes it is more likely than not that all of the deferred tax asset will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.  The Company also has an alternative minimum tax (“AMT”) credit carryforward for federal income tax purposes of $ 31,000 at June 28, 2008.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q, including all documents incorporated by reference, includes “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, and The Inventure Group, Inc. (the “Company”) desires to take advantage of the “safe harbor” provisions thereof.  Therefore, the Company is including this statement for the express purpose of availing itself of the protections of the safe harbor with respect to all of such forward-looking statements. In this Quarterly Report on Form 10-Q, the words “anticipates,” “believes,” “expects,” “intends,” “estimates,” “projects,” “will likely result,” “will continue,” “future” and similar terms and expressions identify forward-looking statements. The forward-looking statements in this Quarterly Report on Form 10-Q reflect the Company’s current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, including specifically the possibility that the Company will need additional financing due to future operating losses or in order to implement the Company’s business strategy, the possible diversion of management resources from the day-to-day operations of the Company as a result of strategic acquisitions, potential difficulties resulting from the integration of acquired businesses with the Company’s business, other acquisition-related risks, lack of consumer acceptance of existing and future products, dependence upon key license agreements, dependence upon major customers, significant competition, risks related to the food products industry, volatility of the market price of the Company’s common stock, par value $.01 per share (the “Common Stock”), the possible de-listing of the Common Stock from the Nasdaq Capital Market if the Company fails to satisfy the applicable listing criteria (including a minimum share price) in the future and those other risks and uncertainties discussed herein, that could cause actual results to differ materially from historical results or those anticipated.  In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this Quarterly Report on Form 10-Q will in fact transpire or prove to be accurate.  Readers are cautioned to consider the specific risk factors described herein and in “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2007 and not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that may arise after the date hereof. All subsequent written or oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by this section.

Results of Operations

Quarter ended June 28, 2008 compared to the quarter ended June 30, 2007

Net revenues for the second quarter of fiscal 2008 were $29.2 million, 28% higher than last year’s second quarter net revenues of $22.9.million.  This increase was primarily attributable $10.1 million of berry products net revenues that occurred in the second quarter of 2008, representing an increase of $5.8 million over the $4.3 million recognized in the second quarter of fiscal 2007.  Rader Farms was acquired in May 2007, and having a full quarter’s worth of revenues is the primary reason for the $5.8 million increase.   Additionally, the Snack Products net revenue grew 2.7% as compared to the second quarter of the prior year.

Gross profit for the quarter ended June 28, 2008 increased 21% or $0.9 million as compared to June 30, 2007.  $0.5 million of this increase in gross profit is due to the addition of a full quarter’s activity of the berry products division, which was acquired in May 2007.  The remaining increase of $0.4 million is attributable to the snack division, which benefitted from price increases and cost controls implemented at the two snack manufacturing facilities.  The gross margin for the quarter ended June 28, 2008 was 18.1% compared to 19.0% for the year earlier comparable period.  This slight decrease is primarily attributable to having acquired the berry products division approximately halfway through the quarter ended June 30, 2007.

Selling, general and administrative expenses were $4.0 million in the second quarter of 2008 as compared to $3.6 million in the second quarter of 2007.  Again, the overall increase is primarily due to the addition of the berry products division, which was acquired part way through the second quarter of 2007.  As a percentage of net revenues, these expenses decreased to 13.6% of net revenues as compared to 15.7% of net revenues in the second quarter of 2007.  This decrease is largely attributable to the addition of the berry products division, which did not require a commensurate increase in selling, general and administrative expenses.

Net interest expense was $128,326 in the second quarter of 2008 compared to net interest expense of $176,107 in the second quarter of 2007.  During the second quarter of 2008, the Company recognized a $114,000 reversal of interest expense resulting from an interest rate swap which had been recorded in the first quarter of 2008; no similar reversal of interest expense was incurred in the second quarter of 2007.

Net income was $0.7 million, or $0.04 per basic and diluted share, compared to net income of $0.3 million, or $0.02 per basic and diluted share in the second quarter of last year.

Six months ended June 28, 2008 compared to the six months ended June 30, 2007

For the six months ended June 28, 2008 net revenues increased 38.9%, or $15.5 million, to $55.4 million, compared with net revenue of $39.9 million in the first half of the previous year.  Total net revenues for the six months ended June 28, 2008 include $19.7 million from Rader Farms, representing an increase of $15.4 million from the $4.3 million of net revenues from Rader Farms in the first six months of 2007.

Gross profit for the six months ended June 28, 2008 was $10.4 million, or 18.7% of net revenues, compared to $7.5 million, or 18.7% of net revenues for the six months ended June 30, 2007.  The Company was able to maintain a consistent gross margin though price increases and plant cost efficiencies, which served to offset raw materials and freight cost increases incurred during the first half of 2008 as compared to the first half of 2007.

Selling, general and administrative expenses increased to $7.8 million for the six months ended June 28, 2008 from $6.5 million for the six months ended June 30, 2007, but decreased as a percentage of net revenues from 16.3% of net revenues for the first six months of 2007 to 14.0% of net revenues for the first six months of 2008.  The acquisition of Rader Farms in May 2007 allowed us to leverage our overall selling, general and administrative expenses, thereby causing them to decrease as a percentage of net revenues.

Net interest expense was $681,237 in the first half of 2008 compared to net interest expense of $155,965 in the first half of 2007 due primarily to the May 2007 acquisition of Rader Farms, which resulted in increased debt and increased interest expense.

Net income for the six months ended June 28, 2008 was $1.1 million, or $0.06 per basic and diluted share, compared with net income of $0.4 million, or $0.02 per basic and diluted share, in the prior-year period.

Liquidity and Capital Resources

Net working capital was $3.6 million (a current ratio of 1.2:1) at June 28, 2008 and $3.6 million (a current ratio of 1.2:1) at December 29, 2007.  For the six months ended June 28, 2008, the Company generated cash flow of $5.3 million from operating activities, invested $2.2 million in equipment and utilized $3.0 million to pay down its line of credit and other debt.  Inventories increased $1.6 million while accounts payable increased $3.1 million as compared to December 29, 2007 balances, primarily due to seasonality factors inherent in our business, which typically cause inventories to increase during the summer months, as a result of berry harvest season and higher consumer demands for snack products.  The increase in spending on equipment is primarily due to the acquisition of Rader Farms, as there was no such spending included in the prior year’s purchase of equipment of $1.0 million.  For six months ended June 30, 2007, the Company generated cash flow of $1.8 million from its operating activities, utilized $21.1 million to acquire Rader Farms and borrowed $16.0 million, principally to acquire Rader Farms.

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

To fund the acquisition of Rader Farms the Company entered into a Loan Agreement (the “Loan Agreement”) with U.S. Bank National Association (“U.S. Bank”). Each of our subsidiaries is a guarantor of the Loan Agreement, which is secured by a pledge of all of the assets of our consolidated group. The borrowing capacity available to us under the Loan Agreement consists of notes representing:

•      a $15,000,000 revolving line of credit maturing on June 30, 2011; based on asset eligibility, there was $3.5 million of borrowing availability under the line of credit at June 28, 2008.

•      an equipment term loan, secured by the equipment acquired, subject to a $5.1 million mortgage loan from U.S. Bank National Association, bears interest at the 30 day LIBOR plus 165 basis points. The loan matures in May, 2014 and monthly principal installments are $71,429 plus interest and

•      a real estate term loan, secured by a leasehold interest in the real property we are leasing from the former owners of Rader Farms in connection with the Acquisition, subject to a $3.9 million real estate term loan from U.S. Bank National Association, bears interest at the 30 day LIBOR plus 165 basis points.  The interest rate associated with this debt instrument was fixed to 4.28% via an interest rate swap agreement with U.S. Bank National Association in January 2008. The loan matures in July, 2017; however monthly principal and interest installments of $36,357 are determined based on a fifteen-year amortization period.

All borrowings under the revolving line of credit will bear interest at either (i) the prime rate of interest announced by U.S. Bank from time to time or (ii) LIBOR, plus the LIBOR Rate Margin (as defined in the revolving credit facility note). The term loan will bear interest at LIBOR, plus the LIBOR Rate Margin (as defined in the term loan note).

As is customary in such financings, U.S. Bank may terminate its commitments and accelerate the repayment of amounts outstanding and exercise other remedies upon the occurrence of an event of default (as defined in the Loan Agreement), subject, in certain instances, to the expiration of an applicable cure period. The agreement requires the Company to maintain compliance with certain financial covenants, including a minimum tangible net worth, a minimum fixed charge coverage ratio and a debt to equity ratio. At June 28, 2008, the Company was in compliance with all of the financial covenants.

In August 2007, the Company’s Board of Directors approved a stock re-purchase program whereby up to $3 million of common stock may be purchased from time to time at the discretion of management.  Since inception of the program, the Company has repurchased $1,136,885 leaving $1,863,115 of remaining authorization. The repurchased shares are held as treasury stock and are available for general corporate purposes. Common stock held in the Company’s treasury has been recorded at cost. We continue to evaluate our share repurchase opportunities.  The program expires August 23, 2008.

A summary of common stock repurchases under the program is set forth in the following table. All shares of common stock were repurchased pursuant to open market transactions.

Period	Total Number of Shares Repurchased	Weighted Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum that may yet be Purchased Under the 2007 Program

8/2007 Approved				$3,000,000

8/31/07 - 12/29/07	527,058	$2.16	527,058	1,136,885
Program Remaining				$1,863,115

On July 29, 2008, the Company repurchased 90,000 shares at $1.80 per share for a total cost of $162,000 from Eric J. Kufel, the Company’s former Chief Executive Officer, on the open market through M.S. Howells & Co., a broker- dealer in which Mark S. Howells, a director of the Company, is a principal.  M.S. Howells & Co. received a brokerage fee of $1,800, or $0.02 per share in connection with the transaction.

Interest Rate Swap

The Company entered into an interest rate swap in December 2006 to effectively convert the interest rate of the mortgage to purchase the Bluffton, IN plant to a fixed rate of 6.85%.  The swap is not accounted for as a cash flow hedge, and as result, unrealized gains and losses are recorded in the Company’s consolidated statement of income.  The swap has a fixed pay-rate of 6.85% and a notional amount of $2.43 million at March 29, 2008 and expires in December, 2016.  The value of the swap is recorded as a $116,698 liability at June 28, 2008.

The Company entered into another interest rate swap in January 2008 to effectively convert the interest rate of the real estate term loan to a fixed rate of 4.28%.  The interest rate swap is structured with a decreasing notional amounts to match the expected pay down of the debt.  The notional value of the swap at June 28, 2008 was $3.9 million.  The interest rate swap is effective though June 28, 2008 and is accounted for as a cash flow hedge derivative.  We evaluate the effectiveness of the hedge on a quarterly basis.  During the three months ended June 28, 2008 the hedge is highly effective and a net unrealized gain of $22,568 was recorded in “Accumulated other comprehensive income.”

Contractual Obligations

The Company’s future contractual obligations consist principally of long-term debt, operating leases, minimum commitments regarding third party warehouse operations services, remaining minimum royalty payments due licensors pursuant to brand licensing agreements and severance charges to terminated executives.  As of June 28, 2008 there have been no material changes to the Company’s contractual obligations since its December 29, 2007 fiscal year end, other than scheduled payments.  The Company currently has no material marketing or capital expenditure commitments.

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

• The Company’s Rader Farms frozen berry brand was acquired in 2007 when the business of Rader Farms was acquired. The acquisition resulted in Goodwill of $5.6 million and trademarks of $1.1 million, which remain the carrying values at June 28, 2008.

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

Advertising and Promotional Expenses and Trade Spending.  The Company expenses production costs of advertising the first time the advertising takes place, except for cooperative advertising costs which are expensed when the related sales are recognized.  Costs associated with obtaining shelf space (i.e., “slotting fees”) are accounted for as a reduction of revenue in the period in which such costs are incurred by the Company.  Anytime the Company offers consideration (cash or credit) as a trade advertising or promotional allowance to a purchaser of products at any point along the distribution chain, the amount is accrued and recorded as a reduction in revenue.  Marketing programs that deal directly with the consumer, primarily consisting of in-store demonstrations/samples and a sponsorship with a professional baseball team, are recorded as a marketing expense in selling, general and administrative expenses.  Further discussion of these marketing programs is expanded upon below:

•      Demonstrations/Samples:   The Company periodically arranges in-store product demonstrations with club stores (i.e. Sam’s or Costco) or grocery retailers.  Product demonstrations are conducted by independent third party providers designated by the various retailer or club chains.  During the in-store demonstrations the consumers in the stores receive small samples of our products, and consumers are not required to purchase our product in order to receive the sample. The cost of product used in the demonstrations, which is insignificant, and the fee we pay to the independent third party providers who conduct the in-store demonstrations are recorded as a sales and marketing expense in selling, general and administrative expenses. When we conduct in-store product demonstrations, we do not pay or give any consideration to the club stores or grocery retailers in which the demonstrations occur.

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

Income Taxes.  On a cumulative basis, the Company has been profitable since 1999; however, it experienced significant net losses in prior fiscal years which resulted in a net operating loss (“NOL”) carryforward for federal income tax purposes of approximately $1.9 million at June 28, 2008.  Generally accepted accounting principles require that the Company record a valuation allowance against the deferred tax asset associated with this NOL if it is “more likely than not” that the Company will not be able to utilize it to offset future taxes.  No valuation allowance was required at June 28, 2008.

Stock-Based Compensation.  On January 1, 2006, we adopted Statement of Financial Accounting Standards (SFAS) 123R, “Share-Based Payment”, under the modified prospective method.  SFAS 123R requires us to measure the cost of employee services received in exchange for stock options granted using the fair value method as of the beginning of 2006.  We account for our stock options under the fair value method of accounting using a Black-Scholes valuation model to measure stock option fair values at the date of grant. All stock option grants have a 5-year or 10-year term. The fair value of stock option grants is amortized to expense over the vesting period, generally three or five years for employees and one year for the Board of Directors.

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

Item 1A. Risk Factors

During the quarter ended June 28, 2008, there were no material changes from the risk factors as previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2007.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Submission of Matters to a Vote of Security Holders

(a)           The Annual Meeting of Shareholders of the Company (the “Meeting”) was held on May 19, 2008.

(b)           Proxies for the Meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.  There was no solicitation in opposition to the Board’s nominees listed in the proxy statement and all of such nominees were elected, with the exception of the Board’s nomination of Eric J. Kufel, who indicated that he would not stand for election following his resignation as Chief Executive Officer, which was announced on May 9, 2008 and effective immediately prior to the Meeting.

(c)           At the Meeting, the Company’s shareholders voted upon:

                (1)           the election of five directors of the Company.  The nominees were Messrs. Ashton D. Asensio, Macon Bryce Edmonson, Mark S. Howells, Itzhak Reichman and Larry R. Polhill.  There were no other nominees.  The following are the respective numbers of votes cast “for” and “withheld” with respect to each nominee.

Name of Nominee	Votes Cast For	Votes Withheld
Ashton D. Asensio	14,873,039	2,822,568
Macon Bryce Edmonson	17,066,946	628,661
Mark S. Howells	17,105,348	590,259
Larry R. Polhill	14,782,641	2,912,966
Itzhak Reichman	17,196,817	498,790

(2)   an amendment to The Inventure Group, Inc. 2005 Equity Incentive Plan (as amended, the “Plan”) to increase the number of shares of Common Stock authorized for issuance under the Plan by 500,000.  The following are the respective numbers of votes cast “for”, “against” or “abstain” with respect to the amendment.

Votes Cast For	Votes Cast Against	Abstain
7,836,871	3,584,316	28,885

Item 5.    Other Information

Pursuant to the above described stock re-purchase program adopted in August 2007, on July 29, 2008, we repurchased 90,000 shares at $1.80 per share for a total cost of $162,000 from Eric J. Kufel, the Company’s former Chief Executive Officer, on the open market through M.S. Howells & Co., a broker-dealer in which Mark S. Howells, a director of the Company, is a principal.  M.S. Howells & Co. received a brokerage fee of $1,800, or $0.02 per share in connection with the transaction.

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