Form 10-Q
period 2008-09-27
INVENTURE GROUP, INC.
filed 2008-11-12
CIK 944508

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 27, 2008

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

Yes ☐          No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  20,186,213 as of November 6, 2008.

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

THE INVENTURE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

	September 27, 2008	December 29, 2007
ASSETS
Current assets:
Cash and cash equivalents	$223,652	$494,918
Accounts receivable, net of allowance for doubtful accounts of $53,206 in 2008 and $29,161 in 2007	10,993,709	8,604,741
Inventories	16,527,741	11,585,597
Deferred income tax asset	—	1,180,349
Other current assets	664,381	707,093
Total current assets	28,409,483	22,572,698

Property and equipment, net	24,256,395	23,436,752
Goodwill	11,616,225	11,589,988
Trademarks and other intangibles	2,809,659	2,827,742
Other assets	262,630	263,539
Total assets	$67,354,392	$60,690,719

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,122,152	$6,001,136
Line of credit	9,318,350	7,452,309
Accrued liabilities	6,486,227	4,206,078
Current portion of long-term debt	1,201,597	1,181,888
Current portion of accrued costs related to brand discontinuance and other exit cost accruals	—	97,229
Total current liabilities	24,128,326	18,938,640

Long-term debt, less current portion	11,551,554	12,445,383
Interest rate swaps	14,691	—
Deferred income tax liability	1,574,727	1,574,727
Total liabilities	37,269,298	32,958,750

Commitments and contingencies (Note 6)

Shareholders’ equity:
Preferred stock, $100 par value; 50,000 shares authorized; no shares issued or outstanding at September 27, 2008 and December 29, 2007	—	—
Common stock, $.01 par value; 50,000,000 shares authorized; 20,186,213 shares issued and outstanding at September 27, 2008 and December 29, 2007, respectively	201,863	201,863
Additional paid-in capital	29,599,764	29,304,491
Retained earnings	3,444,264	1,207,189
Accumulated other comprehensive income	(14,691)	—
Treasury stock, at cost: 1,435,798 shares at September 27, 2008 and 1,345,398 shares at December 29, 2007	(3,146,106)	(2,981,574)
Total shareholders’ equity	30,085,094	27,731,969
Total liabilities and shareholders’ equity	$67,354,392	$60,690,719

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE INVENTURE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	Quarter Ended		Nine Months Ended
	September 27,	September 29,	September 27,	September 29,
	2008	2007	2008	2007
Net revenues	$29,822,135	$25,372,397	$85,241,866	$65,278,389

Cost of revenues	22,710,078	20,876,973	67,753,250	53,324,358

Gross profit	7,112,057	4,495,424	17,488,615	11,954,031

Selling, general and administrative expenses	4,994,732	3,959,539	12,776,064	10,462,822

Operating income	2,117,325	535,885	4,712,552	1,491,209

Interest income	—	23,158	—	197,307
Interest expense	(318,890)	(432,014)	(1,000,127)	(762,128)
Interest income (expense), net	(318,890)	(408,856)	(1,000,127)	(564,821)

Income before income tax provision	1,798,435	127,029	3,712,425	926,388

Income tax provision	(695,197)	(85,600)	(1,475,350)	(447,673)

Net income	$1,103,238	$41,429	$2,237,075	$478,715

Earnings per common share:
Basic	$0.06	$0.00	$0.12	$0.02
Diluted	$0.06	$0.00	$0.12	$0.02

Weighted average number of common shares:
Basic	18,750,919	19,285,759	18,790,591	19,297,135
Diluted	18,750,919	19,290,538	18,790,591	19,317,235

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE INVENTURE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine months Ended
	September 27, 2008	September 29, 2007
Cash flows from operating activities:
Net income	$2,237,075	$478,715
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	2,015,655	1,426,408
Amortization	18,082	51,933
Provision for bad debts	24,045	79,268
Deferred income taxes	1,180,349	381,253
Share-based compensation expense	262,962	237,715
Amortization of deferred compensation expense	31,813	46,240
Gain on disposition of equipment	(4,377)	(2,760)
Change in operating assets and liabilities:
Accounts receivable	(2,413,013)	(1,157,327)
Inventories	(4,942,144)	(4,244,520)
Other assets and liabilities	(47,919)	(54,912)
Accounts payable and accrued liabilities	3,441,244	(959,288)
Net cash provided by (used in) operating activities	1,803,772	(3,717,275)

Cash flows from investing activities:
Acquisition of Rader Farms, Inc., net of cash acquired	—	(21,051,101)
Increase in restricted cash — nonqualified deferred compensation	(71,506)	(30,535)
Purchase of property and equipment	(2,830,921)	(1,920,605)
Purchase of short-term investments	—	13,000
Net cash used in investing activities	(2,902,427)	(22,989,241)

Cash flows from financing activities:
Line of credit borrowings (payments), net	1,866,041	7,687,707
Bank overdraft adjustment	—	1,239,599
Debt borrowings	—	10,089,927
Payments made on long-term debt	(874,120)	(369,829)
Proceeds from issuance of common stock	—	45,829
Treasury stock purchases	(164,532)	(640,383)
Net cash provided by (used in) financing activities	827,389	18,052,850
Net increase (decrease) in cash and cash equivalents	(271,266)	(8,653,666)
Cash and cash equivalents at beginning of period	494,918	8,671,259
Cash and cash equivalents at end of period	$223,652	$17,593

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$851,289	$597,619

Supplemental disclosures of non-cash activities:
Net accrual for interest expense resulting from interest rate swap	$138,528	—

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

In July 2007, the Company launched its BURGER KINGTM brand snack products pursuant to a license agreement with BURGER KING CORP TM which expires in 2012.

The Company continues to introduce line extensions and test market new and innovative snack food products.

Business

The Company is engaged in the development, production, marketing and distribution of innovative snack food products and frozen berry products that are sold primarily through grocery retailers, mass merchandisers, club stores, convenience stores and vend distributors across the United States.  The Company currently manufactures and sells nationally T.G.I. Friday’s® brand snacks under license from TGI Friday’s Inc. and BURGER KINGTM brand snack products under license from BURGER KING CORP TM.  We also distribute Braids® and pretzels.  The Company also currently (i) manufactures and sells its own brands of snack food products, including Poore Brothers®, Bob’s Texas Style® and Boulder Canyon Natural FoodsTM brand batch-fried potato chips and Tato Skins® brand potato snacks, (ii) manufactures private label potato chips for grocery retail chains in the Southwest and (iii) distributes in Arizona snack food products that are manufactured by others.  The Company sells its T.G.I. Friday’s® brand snack products and BURGER KINGTM brand snack products to mass merchandisers, grocery, club and drug stores directly and to convenience stores and vend operators primarily through independent distributors.  The Company’s other brands are also sold through independent distributors.

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

Basis of Presentation

The condensed, consolidated financial statements include the accounts of The Inventure Group, Inc. and all of its wholly owned subsidiaries.  All significant intercompany amounts and transactions have been eliminated.  The financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all the information and footnotes required by accounting principles generally accepted in the United States of America.  In the opinion of management, the condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary in order to make the condensed consolidated financial statements not misleading.  A description of the Company’s accounting policies and other financial information is included in the audited financial statements filed with the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2007.  The results of operations for the quarter and nine months ended September 27, 2008 are not necessarily indicative of the results expected for the full year.

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

Earnings Per Common Share

Basic earnings per common share is computed by dividing net income by the weighted average number of shares of Common Stock outstanding during the period.  Exercises of outstanding stock options are assumed to occur for purposes of calculating diluted earnings per share for periods in which their effect would not be anti-dilutive.  1,645,833 and 745,000 shares of common stock for the quarters and nine months ended September 27, 2008 and September 29, 2007, respectively, were excluded from the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of common shares and, therefore, the effect would be anti-dilutive.  Earnings per common share was computed as follows for the quarters and nine months ending September 27, 2008 and September 29, 2007:

	Quarter Ended		Nine Months Ended
	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007
Basic Earnings Per Share:
Net income	$1,103,238	$41,429	$2,237,075	$478,715
Weighted average number of common shares	18,750,919	19,285,759	18,790,591	19,297,135
Earnings per common share	$0.06	$0.00	$0.12	$0.02

Diluted Earnings Per Share:
Net Income	$1,103,238	$41,429	$2,237,075	$478,715

Weighted average number of common shares	18,750,919	19,285,759	18,790,591	19,297,135
Incremental shares from assumed conversions of stock options and non- vested shares of restricted stock	—	4,779	—	20,100
Adjusted weighted average number of common shares	18,750,919	19,290,538	18,790,591	19,317,235
Earnings per common share	$0.06	$0.00	$0.12	$0.02

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

The 2005 Plan expires in May 2015.  Awards granted under the 2005 Plan may include: nonqualified stock options, incentive stock options, restricted stock, restricted stock units, stock appreciation rights, performance units and stock-reference awards.  If any shares of Common Stock subject to awards granted under the 1995 Plan or the 2005 Plan are canceled, those shares will be available for future awards under the 2005 Equity Incentive Plan.  As of September 27, 2008, there were 286,032 shares of Common Stock available for Awards under the 2005 Plan.

During the nine months ended September 27, 2008 and September 29, 2007 the total share-based compensation expense from restricted stock recognized in the financial statements was $31,813 and $46,240, respectively and is included in selling, general and administrative expenses.  There were no share-based compensation costs which were capitalized.  As of September 27, 2008, there were no unrecognized costs related to non-vested restricted stock awards.  The Company recognized such costs in the financial statements over a period of three years, which concluded during the third quarter of fiscal 2008.

During the nine months ended September 27, 2008 and September 29, 2007, the Company recorded $262,962 and $237,715 of share-based compensation expense, respectively, related to stock options.  During the quarters ended September 27, 2008 and September 29, 2007, the Company recorded $102,588 and $83,740 of share-based compensation expense, respectively, related to stock options.

The Company estimated the fair value of incentive stock options issued using the Black-Scholes option pricing model, with the following assumptions:

	September 27, 2008	September 29, 2007
Expected dividend yield	0%	0%
Expected volatility	46%	50%
Risk-free interest rate	2.5 – 3.5%	4 – 5%
Expected life	1.4 years	2.4 years

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

As of  September 27, 2008, the amount of unrecognized compensation expense to be recognized over the next two years, in accordance with SFAS 123R, is approximately $306,000.  This expected compensation expense does not reflect any new awards, or modifications to existing awards, that could occur in the future. Generally, the Company issues new shares upon the exercise of stock options as opposed to reissuing treasury shares.

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

The following table summarizes stock option activity during the nine months ended September 27, 2008:

	Plan Options		Non-Plan Options
	Options Outstanding	Weighted Average Exercise Price	Options Outstanding	Weighted Average Exercise Price
Balance, December 29, 2007	1,642,500	$2.73	45,000	$3.60
Granted	645,000	$1.88	—	—
Forfeited	(346,667)	2.63	(45,000)	3.60
Exercised	—	—	—	—
Balance, September 27, 2008	1,940,833	$2.47	—	—

There was no intrinsic value for outstanding or exercisable options as of September 27, 2008.

There were no restricted stock awards granted during the nine months ended September 27, 2008 and September 29, 2007.  All restricted stock awards vest three years from the date of grant. Share-based compensation expense related to restricted stock awards is recognized on the straight-line method over the requisite service period, which is approximately three years, and the related share-based compensation expense is included in selling, general and administrative expenses.

In August 2007, the Company’s Board of Directors approved a stock re-purchase program whereby up to $3 million of common stock was permitted to be purchased from time to time at the discretion of management (“2007 Program”).  The repurchased shares are held as treasury stock and are available for general corporate purposes. Common stock held in the Company’s treasury has been recorded at cost.  On July 29, 2008, the Company repurchased 90,000 shares at $1.80 per share for a total cost of $162,000 from Eric J. Kufel, the Company’s former Chief Executive Officer, on the open market through M.S. Howells & Co., a broker- dealer in which Mark S. Howells, a director of the Company, is a principal.  M.S. Howells & Co. received a brokerage fee of $1,800, or $0.02 per share in connection with the transaction.  The 2007 Program expired August 23, 2008.

A summary of common stock repurchases under the 2007 program is set forth in the following table. All shares of common stock were repurchased pursuant to open market transactions.

Period	Total Number of Shares Repurchased	Weighted Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum that may yet be Purchased Under the 2007 Program

8/2007 Approved				$3,000,000

8/31/07 - 8/23/08	617,058	$2.11	617,058	1,300,685
Program unutilized				$1,699,315

In  September 2008, the Company’s Board of Directors approved a stock re-purchase program whereby up to $2 million of common stock may be purchased from time to time at the discretion of management (“2008 Program”).  During the third quarter, the Company did not repurchase any shares under this program but has repurchased $340,649 after quarter end and through October 31, 2008, leaving $1,659,360 or remaining authorization.  This program expires August 23, 2009 and we continue to evaluate our share repurchase opportunities.

Deferred Compensation Plan

Effective January 1, 2007 the Company entered into a deferred compensation plan.  The assets are vested in cash and cash equivalents and are reflected in other current assets and the related obligation is reflected in accrued liabilities in the balance sheet.

2.             Accrued Liabilities:

Accrued liabilities consisted of the following as of September 27, 2008 and December 29, 2007:

	September 27, 2008	December 29, 2007
Accrued payroll and payroll taxes	$1,534,899	$1,385,596
Accrued royalties and commissions	640,823	561,458
Accrued advertising and promotion	1,035,826	1,022,639
Accrued other	3,274,679	1,236,385
	$6,486,227	$4,206,078

3.             Inventories:

Inventories consisted of the following as of September 27, 2008 and December 29, 2007:

	September 27,	December 29,
	2008	2007
Finished goods	$6,314,234	$3,838,344
Raw materials	10,213,507	7,747,253
	$16,527,741	$11,585,597

4.             Goodwill, Trademarks and Other Intangibles, Net:

Goodwill, trademarks and other intangibles, net consisted of the following as of September 27, 2008 and December 29, 2007:

	Estimated Useful Life	September 27, 2008	December 29, 2007
Goodwill:
The Inventure Group, Inc.		$5,986,252	$5,986,252
Rader Farms, Inc.		5,629,973	5,603,736

Total Goodwill, net		$11,616,225	$11,589,988

Trademarks:
The Inventure Group, Inc.		1,535,660	1,535,659
Rader Farms, Inc.		1,070,000	1,070,000

Other intangibles:
Rader - Covenant-not-to-compete, gross carrying amount	5 years	160,000	160,000
Rader - Covenant-not-to-compete, accum. amortization		(42,672)	(18,667)
Rader - Customer relationship, gross carrying amount	10 years	100,000	100,000
Rader - Customer relationship, accum. amortization		(13,329)	(19,250)

Total Trademarks and other intangibles, net		$2,809,659	$2,827,742

Amortization expense for the nine months ended September 27, 2008 and September 29, 2007 was $18,082 and $51,933, respectively. As of September 27, 2008, we expect amortization expense on these intangible asset over the next five years to be as follows:

2008	$42,000
2009	$42,000
2010	$42,000
2011	$42,000
2012	$23,000

Goodwill and trademarks are reviewed for impairment annually in the second fiscal quarter, or more frequently if impairment indicators arise. Goodwill is required to be tested for impairment between the annual tests if an event occurs or circumstances change that more-likely-than-not reduces the fair value of a reporting unit below its carrying value. Intangible assets with indefinite lives are required to be tested for impairment between the annual tests if an event occurs or circumstances change indicating that the asset might be impaired.  The carrying values were not impaired as of September 27, 2008.

5.             Long-Term Debt:

Long-term debt consisted of the following as of September 27, 2008 and December 29, 2007:

	September 27,	December 29,
	2008	2007
Mortgage loan due monthly through July, 2012; interest at 9.03%; collateralized by land and building in Goodyear, AZ	$1,591,744	$1,633,771
Mortgage loan due monthly through December, 2016; interest rate at 30 day LIBOR plus 165 basis points, fixed through a swap agreement to 6.85%; collateralized by land and building in Bluffton, IN	2,300,342	2,344,220
Equipment term loan due monthly through May, 2014; interest at LIBOR plus 165 basis points; collateralized by equipment at Rader Farms in Lynden, WA	4,928,571	5,571,429
Real Estate term loan due monthly through July, 2017; interest at LIBOR plus 165 basis points, fixed through a swap agreement to 4.28%; secured by a leasehold interest in the real property	3,820,300	3,937,763
Vehicle term loan and capital leases due in various monthly installments through February, 2011; collateralized by vehicles	112,194	140,088
	12,753,151	13,627,271
Less current portion of long-term debt	(1,201,597)	(1,181,888)
Long-term debt, less current portion	$11,551,554	$12,445,383

To fund the acquisition of Rader Farms, the Company entered into a Loan Agreement (the “Loan Agreement”) with U.S. Bank National Association (“U.S. Bank”). Each of our subsidiaries is a guarantor of the Loan Agreement, which is secured by a pledge of all of the assets of our consolidated group. The borrowing capacity available to us under the Loan Agreement consists of notes representing:

•                  a $15,000,000 revolving line of credit maturing on June 30, 2011; $9,318,350 outstanding at September 27, 2008. Based on eligible assets, the amount available under the line of credit was $5,681,651 at September 27, 2008. As defined in the revolving credit facility note, all borrowings under the revolving line of credit will bear interest at either (i) the prime rate of interest announced by U.S. Bank from time to time or (ii) LIBOR plus the LIBOR Rate Margin.

•                  Equipment term loan due May 2014 noted above.

•                  Real estate term loan due July, 2017 noted above.

U.S. Bank may terminate its commitments and accelerate the repayment of amounts outstanding and exercise other remedies upon the occurrence of an event of default (as defined in the Loan Agreement), subject, in certain instances, to the expiration of an applicable cure period. The agreement requires the Company to maintain compliance with certain financial covenants, including a minimum tangible net worth, a minimum fixed charge coverage ratio and a minimum current ratio. At September 27, 2008, the Company was in compliance with all of the financial covenants. Deferred financing fees totaling $119,774, which are included in Other Assets, were recorded in connection with the Loan Agreement and are being amortized over the life of the respective loan.

Interest Rate Swaps

The Company entered into an interest rate swap in December 2006 to effectively convert the interest rate of the mortgage to purchase the Bluffton, IN plant to a fixed rate of 6.85%.  The swap is not accounted for as a cash flow hedge, and as result, unrealized gains and losses are recorded in the Company’s condensed, consolidated statements of income.  The swap has a fixed pay-rate of 6.85% and a notional amount of $2.3 million at September 27, 2008 and expires in December, 2016.  The value of the swap is recorded as a $138,528 liability at September 27, 2008.

The Company entered into another interest rate swap in January 2008 to effectively convert the interest rate of the real estate term loan to a fixed rate of 4.28%.  The interest rate swap is structured with decreasing notional amounts to match the expected pay down of the debt.  The notional value of the swap at September 27, 2008 was $3.8 million.  The interest rate swap is effective though September 27, 2008 and is accounted for as a cash flow hedge derivative.  We evaluate the effectiveness of the hedge on a quarterly basis and during the three months ended September 27, 2008 the hedge is highly effective.  The interest rate swap had a net present value of ($14,691) at September 27, 2008 and was recorded in “Accumulated other comprehensive income” On the accompanying condensed consolidated balance sheets.  This value was determined in accordance with SFAS No. 157 using Level 2 observable inputs and approximates the net loss that would have been realized if the contract had been settled on September 27, 2008.

6.             Litigation:

The Company is periodically a party to various lawsuits arising in the ordinary course of business.  Management believes, based on discussions with legal counsel, that the resolution of such lawsuits, individually and in the aggregate, will not have a material adverse effect on the Company’s financial position or results of operations.

The Inventure Group, Inc. is one of eight companies sued by the Environmental Law Foundation in August, 2006 in the Superior Court for the State of California for the County of Los Angeles by the Attorney General of the State of California for alleged violations of California Proposition 65.  California Proposition 65 is a state law that, in part, requires companies to warn California residents if a product contains chemicals listed within the statute. The plaintiff seeks injunctive relief and penalties but has not yet made any specific demands.  Settlement discussions are underway and the Company has begun accruing an amount to cover the potential liability that could result.

7.             Business Segments:

The Company’s operations consist of three reportable segments: manufactured products, berry products and distributed products.  The manufactured products segment produces potato chips, potato crisps and potato skins for sale primarily to snack food distributors and retailers.  The berry products segment produces frozen berries for sale primarily to club stores and groceries.  The distributed products segment sells snack food products manufactured by other companies to the Company’s Arizona snack food distributors.  The Company’s reportable segments offer different products and services.  The majority of the Company’s revenues are attributable to external customers in the United States.  The Company does sell to customers in Canada, The United Kingdom, Mexico, Japan and Argentina as well, however the revenues attributable to those customers is immaterial.  All of the Company’s assets are located in the United States.  The Company does not allocate any assets to the distributed products segment.

The accounting policies of the segments are the same as those described in the Summary of Significant Accounting Policies (Note 1).  The Company does not allocate assets, selling, general and administrative expenses, income taxes or other income and expense to segments.

	Manufactured Snack Products	Distributed Snack Products	Processed Berry Products	Consolidated
Quarter ended September 27, 2008
Net revenues from external customers	$19,371,582	$711,547	$9,739,006	$29,822,135
Depreciation and amortization in segment gross profit	209,716	—	110,929	320,645
Segment gross profit	4,095,023	215,001	2,802,033	7,112,057

Quarter ended September 29, 2007
Net revenues from external customers	$16,535,722	$668,644	$8,168,031	$25,372,397
Depreciation and amortization in segment gross profit	225,303	—	228,406	453,709
Segment gross profit	2,481,658	105,200	1,908,566	4,495,424

Nine months ended September 27, 2008
Net revenues from external customers	$53,654,586	$2,105,193	$29,482,087	$85,241,866
Depreciation and amortization in segment gross profit	662,683	—	278,926	941,609
Segment gross profit	10,904,333	598,214	5,986,068	17,488,615

Nine months ended September 29, 2007
Net revenues from external customers	$50,716,443	$2,080,737	$12,481,209	$65,278,389
Depreciation and amortization in segment gross profit	667,445	—	304,675	972,120
Segment gross profit	8,961,716	305,102	2,687,213	11,954,031

The following table reconciles reportable segment gross profit to the Company’s consolidated income before income tax benefit (provision) for the quarters and nine months ended September 27, 2008 and September 29, 2007:

	Quarter Ended		Nine Months Ended
	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007

Segment gross profit	$7,112,057	$4,495,424	$17,488,615	$11,954,031
Unallocated amounts:
Selling, general and administrative expenses	4,994,732	3,959,539	12,776,064	10,462,822
Interest income (expense), net	(318,890)	(408,856)	(1,000,127)	(564,821)
Income before income tax provision	$1,798,435	$127,029	$3,712,425	$926,388

8.             Income Taxes:

The Company has recorded a deferred tax asset of $ 664,000 reflecting the benefit of approximately $1.9 million in loss carryforwards.  Such deferred tax assets expire between 2018 and 2025. Realization of the tax benefit is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards.  Although realization is not assured, management believes it is more likely than not that all of the deferred tax asset will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.  The Company also has an alternative minimum tax (“AMT”) credit carryforward for federal income tax purposes of $ 31,000 at September 27, 2008.

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

Results of Operations

Quarter ended September 27, 2008 compared to the quarter ended September 29, 2007

Net revenues for the third quarter of fiscal 2008 were $29.8 million, 17.5% higher than last year’s third quarter net revenues of $25.4 million.  This increase was primarily attributable to a 19.2% increase in revenues from the Processed Berry products division, which is due to increased volume and increased prices of raspberries.  In addition, the Company recognized a 16.7% increase in revenues from the Snack Products divisions, lead by increases in both branded snacks and private label snacks.

Gross profit for the quarter ended September 27, 2008 increased 58% or $2.6 million as compared to September 29, 2007.  $0.9 million of this increase in gross profit is attributable to the Processed Berry products division and is caused by the increased net revenues already noted above.  The remaining increase of $1.7 million is attributable to the Snack Product divisions, which continued to benefit from volume increases, price increases and cost controls implemented at the two snack manufacturing facilities.  The gross margin for the quarter ended September 27, 2008 was 23.8% compared to 17.7% for the year earlier comparable period.  This increase is primarily attributable to the increased gross margin noted within the Snack Products division.

Selling, general and administrative expenses were $5.0 million in the third quarter of 2008 as compared to $4.0 million in the third quarter of 2007.  The overall increase is primarily due to the addition of some additional headcount, certain incentive payment accruals and accruals for certain professional services rendered to the Company.  As a percentage of net revenues, these expenses increased to 16.7% of net revenues as compared to 15.6% of net revenues in the third quarter of 2007.

Net interest expense was $318,890 in the third quarter of 2008 compared to net interest expense of $408,856 in the third quarter of 2007.  This decrease is largely attributable to lower interest rates and lower levels of long term debt in the third quarter of fiscal 2008 as compared to the same period of the prior year.

Net income was $1.1 million, or $0.06 per basic and diluted share, compared to net income of $41,429, or $0.00 per basic and diluted share in the third quarter of last year.

Nine months ended September 27, 2008 compared to the nine months ended September 29, 2007

For the nine months ended September 27, 2008 net revenues increased 30.6%, or $19.9 million, to $85.2 million, compared with net revenue of $65.3 million in the first nine months of the previous year.  Total net revenues for the nine months ended September 27, 2008 include $29.5 million from Rader Farms, representing an increase of $17.0 million from the $12.5 million of net revenues from Rader Farms recognized during the first nine months of 2007.

Gross profit for the nine months ended September 27, 2008 was $17.5 million, or 20.5% of net revenues, compared to $12.0 million, or 18.3% of net revenues for the nine months ended September 29, 2007.  The Company was generally able to improve gross margins though price increases and plant cost efficiencies, which served to offset raw materials and freight cost increases incurred during the first nine months of 2008 as compared to the first nine months of 2007.

Selling, general and administrative expenses increased to $12.8 million for the nine months ended September 27, 2008 from $10.5 million for the nine months ended September 29, 2007, but decreased as a percentage of net revenues from 16.0% of net revenues for the first nine months of 2007 to 15.0% of net revenues for the first nine months of 2008.  The acquisition of Rader Farms in May 2007 allowed us to leverage our overall selling, general and administrative expenses, thereby causing them to decrease as a percentage of net revenues.

Net interest expense was $1,000,127 in the first nine months of 2008 compared to net interest expense of $564,821 in the first nine months of 2007 due primarily to the May 2007 acquisition of Rader Farms, which resulted in increased debt and increased interest expense.

Net income for the nine months ended September 27, 2008 was $2.2 million, or $0.12 per basic and diluted share, compared with net income of $0.5 million, or $0.02 per basic and diluted share, in the prior-year period.

Liquidity and Capital Resources

Net working capital was $4.3 million (a current ratio of 1.2:1) at September 27, 2008 and $3.6 million (a current ratio of 1.2:1) at December 29, 2007.  For the nine months ended September 27, 2008, the Company generated cash flow of $1.8 million from operating activities, invested $2.8 million in equipment, borrowed a net $1.9 million on its line of credit and utilized $0.9 million to pay down its other debt.  Inventories increased $4.9 million, accounts receivable increased $2.4 million and accounts payable increased $3.2 million as compared to December 29, 2007 balances.  Each of these is primarily due to seasonality factors inherent in our business, which typically cause inventories to increase during the summer and fall months, as a result of berry harvest season and higher consumer demands for snack products.  Despite these increases which typically utilize operating cash, the Company still generated operating cash flow of $1.8 million largely as a result of its strong operating results.  The Company increased its spending on equipment as compared to $1.9 million in the first nine months of fiscal 2007 primarily due to the acquisition of Rader Farms in May 2007 so, consequently, there was comparatively less capital spending in the prior year.  For nine months ended September 29, 2007, the Company utilized $3.7 million in it operating activities, utilized another $21.1 million to acquire Rader Farms and borrowed $18.1 million, principally to acquire Rader Farms.

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

To fund the acquisition of Rader Farms the Company entered into a Loan Agreement (the “Loan Agreement”) with U.S. Bank National Association (“U.S. Bank”). Each of our subsidiaries is a guarantor of the Loan Agreement, which is secured by a pledge of all of the assets of our consolidated group. The borrowing capacity available to us under the Loan Agreement consists of notes representing:

•                  a $15,000,000 revolving line of credit maturing on June 30, 2011; based on asset eligibility, there was $5.7 million of borrowing availability under the line of credit at September 27, 2008;

•                  an equipment term loan, secured by the equipment acquired, subject to a $5.1 million mortgage loan from U.S. Bank National Association, bears interest at the 30 day LIBOR plus 165 basis points. The loan matures in May, 2014 and monthly principal installments are $71,429 plus interest; and

•                  a real estate term loan, secured by a leasehold interest in the real property we are leasing from the former owners of Rader Farms in connection with the Acquisition, subject to a $3.9 million real estate term loan from U.S. Bank National Association, bears interest at the 30 day LIBOR plus 165 basis points.  The interest rate associated with this debt instrument was fixed to 4.28% via an interest rate swap agreement with U.S. Bank National Association in January 2008. The loan matures in July, 2017; however monthly principal and interest installments of $36,357 are determined based on a fifteen-year amortization period.

All borrowings under the revolving line of credit will bear interest at either (i) the prime rate of interest announced by U.S. Bank from time to time or (ii) LIBOR, plus the LIBOR Rate Margin (as defined in the revolving credit facility note). The term loan will bear interest at LIBOR, plus the LIBOR Rate Margin (as defined in the term loan note).

As is customary in such financings, U.S. Bank may terminate its commitments and accelerate the repayment of amounts outstanding and exercise other remedies upon the occurrence of an event of default (as defined in the Loan Agreement), subject, in certain instances, to the expiration of an applicable cure period. The agreement requires the Company to maintain compliance with certain financial covenants, including a minimum tangible net worth, a minimum fixed charge coverage ratio and a debt to equity ratio. At September 27, 2008, the Company was in compliance with all of the financial covenants.

In August 2007, the Company’s Board of Directors approved a stock re-purchase program whereby up to $3 million of common stock was permitted to be purchased from time to time at the discretion of management (“2007 Program”).  The repurchased shares are held as treasury stock and are available for general corporate purposes. Common stock held in the Company’s treasury has been recorded at cost.  On July 29, 2008, the Company repurchased 90,000 shares at $1.80 per share for a total cost of $162,000 from Eric J. Kufel, the Company’s former Chief Executive Officer, on the open market through M.S. Howells & Co., a broker- dealer in which Mark S. Howells, a director of the Company, is a principal.  M.S. Howells & Co. received a brokerage fee of $1,800, or $0.02 per share in connection with the transaction.  The 2007 Program expired August 23, 2008.

A summary of common stock repurchases under the 2007 program is set forth in the following table. All shares of common stock were repurchased pursuant to open market transactions.

Period	Total Number of Shares Repurchased	Weighted Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum that may yet be Purchased Under the 2007 Program
8/2007 Approved				$3,000,000

8/31/07 - 8/23/08	617,058	$2.11	617,058	1,300,685
Program unutilized				$1,699,315

In  September 2008, the Company’s Board of Directors approved a stock re-purchase program whereby up to $2 million of common stock may be purchased from time to time at the discretion of management (“2008 Program”).  During the third quarter, the Company did not repurchase any shares under this program but has repurchased $340,649 after quarter end and through October 31, 2008, leaving $1,659,351 or remaining authorization.  This program expires August 23, 2009 and we continue to evaluate our share repurchase opportunities.

Interest Rate Swap

The Company entered into an interest rate swap in December 2006 to effectively convert the interest rate of the mortgage to purchase the Bluffton, IN plant to a fixed rate of 6.85%.  The swap is not accounted for as a cash flow hedge, and as result, unrealized gains and losses are recorded in the Company’s condensed, consolidated statements of income.  The swap has a fixed pay-rate of 6.85% and a notional amount of $2.3 million at September 27, 2008 and expires in December, 2016.  The value of the swap is recorded as a $138,528 liability at September 27, 2008.

The Company entered into another interest rate swap in January 2008 to effectively convert the interest rate of the real estate term loan to a fixed rate of 4.28%.  The interest rate swap is structured with decreasing notional amounts to match the expected pay down of the debt.  The notional value of the swap at September 27, 2008 was $3.8 million.  The interest rate swap is effective though September 27, 2008 and is accounted for as a cash flow hedge derivative.  We evaluate the effectiveness of the hedge on a quarterly basis and during the three months ended September 27, 2008 the hedge is highly effective.  The interest rate swap had a net present value of ($14,691) at September 27, 2008 and was recorded in “Accumulated other comprehensive income” On the accompanying condensed consolidated balance sheets.  This value was determined in accordance with SFAS No. 157 using Level 2 observable inputs and approximates the net loss that would have been realized if the contract had been settled on September 27, 2008.

Contractual Obligations

The Company’s future contractual obligations consist principally of long-term debt, operating leases, minimum commitments regarding third party warehouse operations services, remaining minimum royalty payments due licensors pursuant to brand licensing agreements and severance charges to terminated executives.  As of  September 27, 2008 there have been no material changes to the Company’s contractual obligations since its December 29, 2007 fiscal year end, other than scheduled payments.  The Company currently has no material marketing or capital expenditure commitments.

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

• The Company’s Rader Farms frozen berry brand was acquired in 2007 when the business of Rader Farms was acquired. The acquisition resulted in Goodwill of $5.6 million and trademarks of $1.1 million, which remain the carrying values at September 27, 2008.

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

•                  Sponsorship:   The Company has one significant sponsorship with the Arizona Diamondbacks Major League Baseball team which takes place during their baseball season. We do not sell product to the Arizona Diamondbacks, and the sponsorship clearly involves an identifiable benefit to us as the fans at the stadium see our name on the main scoreboard during each game.   The value is reasonably estimated due to the fact that the team charges us a fixed amount per game which we record as a sales and marketing expense in selling, general and administrative expenses.

Income Taxes.  On a cumulative basis, the Company has been profitable since 1999; however, it experienced significant net losses in prior fiscal years which resulted in a net operating loss (“NOL”) carryforward for federal income tax purposes of approximately $1.9 million at September 27, 2008.  Generally accepted accounting principles require that the Company record a valuation allowance against the deferred tax asset associated with this NOL if it is “more likely than not” that the Company will not be able to utilize it to offset future taxes.  No valuation allowance was required at September 27, 2008.

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

The Inventure Group, Inc. is one of eight companies sued by the Environmental Law Foundation in August, 2006 in the Superior Court for the State of California for the County of Los Angeles by the Attorney General of the State of California for alleged violations of California Proposition 65.  California Proposition 65 is a state law that, in part, requires companies to warn California residents if a product contains chemicals listed within the statute. The plaintiff seeks injunctive relief and penalties but has not yet made any specific demands.  Settlement discussions are underway and the Company has begun accruing an amount to cover the potential liability that could result.

Item 1A. Risk Factors

During the quarter ended September 27, 2008, there were no material changes from the risk factors as previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2007.

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

Dated:	November 11, 2008	THE INVENTURE GROUP, INC.

		By:	/s/	Terry McDaniel
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