Form 10-K
period 2008-12-27
INVENTURE GROUP, INC.
filed 2009-03-27
CIK 944508

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 27, 2008

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

The aggregate market value of the voting stock (Common Stock, $.01 par value) held by non-affiliates of the Registrant was approximately $29.2 million based upon the closing market price on June 28, 2008, the last business day of the Registrant’s most recently completed second fiscal quarter.

The number of issued and outstanding shares of Common Stock, $.01 par value, as of March 26, 2009 was 17,884,456.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Registrant’s Annual Meeting of Shareholders to be held on May 19, 2009 are incorporated by reference into Part III of this Form 10-K.

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

Item 1.  Business

Description of Business

The Inventure Group, Inc. (the “Company”) is a $100+ million marketer and manufacturer of healthy/all natural and indulgent specialty food brands. The Company is headquartered in Phoenix, Arizona with plants in Arizona, Indiana and Washington.  The goal is to build a rapidly growing specialty brand company that specializes on evolving consumer eating habits in two primary product segments: 1) Healthy/Natural Food Products 2) Indulgent Specialty Snack Food Brands.  The company sells its products nationally through a number of channels including: Grocery, Natural, Mass, Drug, Club, Vending, Food Service, Convenience Stores and International.

In the Healthy/Natural portfolio, products include Rader Farms frozen berries and Boulder Canyon Natural FoodsTM brand kettle cooked potato chips. In the Indulgent Specialty category, products include TGI Friday’s® brand snacks under license from TGI Friday’s Inc., BURGER KINGTM brand snack products under license from Burger King Corporation, Poore Brothers® kettle cooked potato chips, Bob’s Texas Style® kettle cooked chips, Tato Skins® brand potato snacks and O’Boises® potato snacks. The Company also manufactures private label snacks for certain grocery retail chains and distributes in Arizona snack food products that are manufactured by others.

The Inventure Group, Inc.’s frozen berry products are manufactured by Rader Farms, Inc. (“Rader Farms”) a Washington corporation located in Whatcom County, and acquired by the Company in May of 2007.   Rader Farms grows processes and markets premium berry blends, raspberries, blueberries, and rhubarb and purchases marionberries, cherries, cranberries, strawberries and other fruits from a select network of fruit growers for resale. The fruit is processed, frozen and packaged for sale and distribution to wholesale customers. The company also uses third party processors for certain products.

The Company’s snack products are manufactured at the Arizona and Indiana plants as well as some third party plants for certain products.

For the fiscal years 2008 and 2007, net revenues totaled $113,058,715 and $90,910,580, respectively, and T.G.I. Friday’s® brand salted snacks represented 33% and 47%, respectively, of the Company’s total net revenues.

	Percent of Total Net Revenues
	2008	2007
Branded snack and berry products	80%	86%
Private label products	17%	11%
Total manufactured snack and berry products revenues	97%	97%

Distributed products segment revenues	3%	3%

Total revenues	100%	100%

The Company produces T.G.I. Friday’s® brand snacks, BURGER KINGTM snack products, Tato Skins® brand potato snacks, O’Boises® brand potato snacks and Boulder Canyon Natural FoodsTM Rice and Bean Snacks, utilizing a sheeting and frying process that includes licensed technology. Each snack product is offered in several different flavors and formulations.  All of these products are manufactured at the Company-owned facility in Bluffton, Indiana, except for Mozzarella Snack Sticks,  Hot Pepper Jack Cheese Fries, Onion Rings and French Toast products which are produced by contract manufacturers on behalf of the Company and sold under the T.G.I. Friday’s® and BURGER KINGTM brand name.

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

At the Company-owned farming operations in Lynden, Washington, the Company grows raspberries, blueberries and rhubarb which are individually quick frozen on site to enhance shelf life.  The Company also purchases marionberries, cherries, cranberries, strawberries and other fruit from a select network of fruit growers for resale.  The fruit is processed, frozen and packaged for sale and distribution nationally to wholesale customers under the Rader Farms® brand, as well as co-branded with store brands.

The Company’s business objective is to build a diverse portfolio of Healthy/Natural and Indulgent Specialty food brands that provide high quality products at competitive prices that are superior in taste, texture, flavor variety and brand personality to comparable products. A significant element of the Company’s growth strategy is to develop, acquire or license innovative Healthy and or Natural food brands.   The Company also plans to increase sales of its existing brands and continue to improve profit margins through increased operating efficiencies and manufacturing capacity utilization.  See “Business Strategy.”

The Company’s executive offices are located at 5050 N. 40th Street, Suite 300 Phoenix, Arizona 85018, and its telephone number is (623) 932-6200.

Company History

The Inventure Group, Inc., (“the Company”) a Delaware corporation, was formed in 1995 as a holding company to acquire a potato chip manufacturing and distribution business, which had been founded by Donald and James Poore in 1986.  The Company changed its name from Poore Brothers, Inc. to The Inventure Group, Inc. on May 23, 2006.

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

In 2000, the Company launched its T.G.I. Friday’s® brand salted snacks pursuant to a license agreement with TGI Friday’s Inc., which expires in 2014.  In 2007, the Company launched its BURGER KINGTM snack products pursuant to a license agreement with Burger King Corporation, which expires in 2012.

The Company continues to introduce line extensions and test market new and innovative snack food products.

Business Strategy

The Company’s business strategy is to continue building a diverse portfolio of Healthy/Natural (Rader Farms® and Boulder Canyon Natural FoodsTM) and Indulgent Specialty (T.G.I. Friday’s®, BURGER KINGTM, Poore Brothers®) food brands with annualized revenues of $5 million to $50 million each through building existing brands, licensing, acquisition or development.  The goals of our strategy are to (i) capitalize on Healthy/Natural and Indulgent Specialty food brand opportunities, (ii) deliver incremental category growth for retailers, (iii) provide product innovation targeted to a defined consumer segment, (iv) complement, rather than compete directly against, large national competitors with leading national brands, and (v) build relationships with major retailers in all channels of distribution by providing them higher margins, excellent customer service and constant innovation.  The primary elements of the Company’s long-term business strategy are as follows:

Develop, Acquire or License Innovative Healthy/Natural and Indulgent Specialty Food Brands.  A significant element of the Company’s business strategy is to develop, acquire or license new innovative Healthy/Natural and Indulgent Specialty food brands that provide strategic fit with our existing business and possess strong national brand equity in order to expand, complement or diversify the Company’s existing business. The Company initiated this element of its strategy in 2000 by launching its first national niche brand, T.G.I. Friday’s® brand salted snacks, under an exclusive license from TGI Friday’s Inc. and in 2007 launched its second national niche brand, BURGER KINGTM snack products pursuant to a license agreement with Burger King Corporation.  The Company plans to continue developing, acquiring or licensing additional specialty food brands, though it intends to mitigate the financial impact of launching new brands by introducing new licensed products in small-scale test markets rather than large scale regional or national introductions.

Broaden Distribution of Existing Brands.  The Company plans to increase distribution and build the market share of its existing branded products through selected trade activity in various existing or new markets and channels.  For example, the Company has recently extended the shelf life of our Poore Brothers® brands in order for us to expand beyond Arizona.  We are expanding the distribution of our Boulder Canyon Natural FoodsTM brand nationally through the natural channel as well as through the natural segment in the grocery channel.  The Company is looking at expanding overseas with the T.G.I. Friday’s® brand as well as BURGER KINGTM and Boulder Canyon Natural FoodsTM brands. Marketing efforts may include, among other things, trade advertising and promotional programs with distributors and retailers, in-store advertisements, in-store displays and limited consumer advertising, public relations and coupon programs.

Pursue Acquisitions.  In 2007, the Company acquired Rader Farms, Inc. (“Rader Farms”) for an estimated total cost of approximately $20.9 million. The Company continues to evaluate acquisition opportunities in the specialty food area where we can use our competencies in Operations, Sales, Marketing and Distribution in order to drive revenue and profit growth.

Develop New Products for Existing Brands.  In addition, the Company plans to continue its innovation activities to identify and develop (i) new line extensions for its brands, such as new flavors or products, and (ii) new food segments in which to expand the brand’s presence.  We have launched a number of new items such as: T.G.I. Friday’s® Buffalo Sticks, T.G.I. Friday’s® Kettle Chips, BURGER KINGTM Onion Rings, Poore Brothers® Sweet Chili & Red Pepper, Poore Brothers® 50% Reduced Salt, Boulder Canyon Natural FoodsTM Balsamic Vinegar & Rosemary, and Boulder Canyon Natural FoodsTM Rice & Adzuki Bean snack chips.

Leverage Infrastructure and Capacity.  The Company’s Indiana, Arizona and Washington facilities are currently operating at approximately 40%, 80% and 50% of their respective manufacturing capacities.  The Company currently has arrangements with several grocery chains for the manufacture and distribution by the Company of their respective private label snacks and believes that additional contract manufacturing opportunities exist.  While such arrangements are extremely price competitive and can be short in duration, the Company believes that they may provide a profitable opportunity for the Company to improve the capacity utilization of its facilities.  The Company intends to seek additional private label and contract manufacturing customers located near its facilities who demand superior product quality at a reasonable price.  The Company also utilizes contract manufacturers’ excess capacity to produce items that the Company does not have the equipment or ability to manufacture.

Improve Profit Margins.  The Company plans to increase gross profit margins through increased long-term revenue growth, improved operating efficiencies, and higher margin new products.  It believes that additional improvements to its manufactured products’ gross profit margins are possible with the achievement of the business strategies discussed above.

Products

Manufactured Snack Food Products.  The Company produces T.G.I. Friday’s® brand Potato Skins snacks, BURGER KINGTM brand potato snack products , Tato Skins® brand potato snacks and O’Boises brand snacks utilizing a sheeting and frying process.  All of these are offered in several different flavors and formulations and are manufactured at the Company-owned facility in Bluffton, Indiana, except for Mozzarella Snack Sticks,  Hot Pepper Jack Cheese Fries, Onion Rings and French Toast products which are produced by contract manufacturers on behalf of the Company and sold under the T.G.I. Friday’s® and BURGER KINGTM brand name.

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

Manufacturing

The Company-owned manufacturing facility in Bluffton, Indiana includes three fryer lines that can produce an aggregate of up to approximately 9,000 pounds per hour of T.G.I. Friday’s®, BURGER KINGTM,  and Tato Skins® brand products.  The Indiana facility is currently operating at approximately 40% of capacity.  Certain T.G.I. Friday’s®, BURGER KINGTM, Tato Skins® brand products and Boulder Canyon Natural FoodsTM Rice and Bean Snacks are produced utilizing a sheeting and frying process that includes some licensed technology.  Some T.G.I. Friday’s® brand salted snack products are produced by contract manufacturers on behalf of the Company.  See “Patents, Trademarks and Licenses.” Recently developed technology at the Bluffton plant allows the Company to use existing equipment to make pellet snacks that are entirely different in appearance and taste from its other product lines.  The Company believes this technology will help expand the T.G.I. Friday’s® and BURGER KING™ product lines and facilitate the addition of new Indulgent Specialty food brands.

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

The Company-owned manufacturing facility in Goodyear, Arizona has the capacity to produce up to approximately 2,500 pounds of potato chips per hour, including 1,300 pounds of batch-fried branded potato chips per hour and 1,200 pounds of continuous-fried private label potato chips per hour.  The Arizona facility is currently operating at approximately 80% of capacity.

The Company-owned farming and facility in Lynden, Washington has the capacity to produce up to eight million pounds of grown berries per year.  The individually quick frozen (“IQF”) processing facilities located at the same location have the capacity to apply the IQF process to forty million pounds of berries annually.  Overall, the farming and processing facilities are operating at 75% and 50% of capacity, respectively.

There can be no assurance that the Company will obtain sufficient business to recoup the Company’s investments in its manufacturing facilities or to increase the utilization rates of such facilities.   See “Item 2. Properties.”

Marketing and Distribution

The Company’s T.G.I. Friday’s® brand snack food products have achieved significant market presence across a number of sales channels.  The Company attributes the success of its products in these markets to consumer loyalty.  The Company believes this loyalty results from the products’ differentiated taste, texture and flavor variety which result from the Company’s manufacturing processes.  The Company has retained various sales and marketing agencies with employees and offices nationwide to represent T.G.I. Friday’s® brand snacks on behalf of the Company in the grocery and convenience store channels.  The Company’s own sales organization, as well as brokers, sells T.G.I. Friday’s® brand snacks in the mass, club and drug channels.  The Company also obtains significant sales on T.G.I. Friday’s® brand snacks in the vending channel nationwide through an independent network of brokers and distributors.

The Company’s potato chip brands are distributed to grocery and other retailers primarily by a select group of independent distributors.  The Company’s Boulder Canyon Natural FoodsTM brand potato chip products have achieved significant market presence in Colorado and in natural food stores nationwide as well as other leading grocery retailers.  Poore Brothers® brand potato chip products have achieved significant market presence in the southwest United States.  The Company’s Bob’s Texas Style® brand potato chip products have achieved significant market presence in south/central Texas.  The Company selects brokers and distributors for its branded products primarily on the basis of quality of service, call frequency on customers, financial capability and relationships they have with all of the various channels in which we operate. The Company has also retained an International broker to expand sales internationally.

The Company’s distribution network throughout Arizona includes approximately 42 independently operated service routes.  Each route is operated by an independent distributor who merchandises to major grocery store chains in Arizona, such as Albertson’s, Basha’s, Fry’s and Safeway stores.  In addition to servicing major supermarket chains, the Company’s independent distributors service many smaller independent grocery stores, club stores, and military facilities throughout Arizona.  In addition to Poore Brothers® brand products, the Company distributes throughout Arizona a wide variety of snack food items manufactured by other companies, including pretzels, popcorn, dips, and meat snacks.  The Company currently also retains a Canadian sales and marketing agency to sell to Canadian customers and is seeking opportunities to selectively expand its growth in other countries.

The Company’s marketing of its berry products is essentially performed through brokerage arrangements with whom the Company has relationships.   Similar to its snack business, the Company selects brokers primarily on the basis of quality of service, call frequency on customers, financial capability and relationships they have with supermarkets and club stores including access to freezer space for the berry products.

Successful marketing of the Company’s products depends, in part, upon obtaining adequate shelf or freezer space for such products, particularly in supermarkets, C-Stores, discount stores and the club channel for both snacks and berry products and vending machines for snacks.  Frequently, the Company incurs additional marketing costs in order to obtain additional shelf space.  Whether or not the Company will continue to incur such costs in the future will depend upon a number of factors including, demand for the Company’s products, relative availability of shelf space and general competitive conditions.  The Company may incur significant shelf space, consumer marketing or other promotional costs as a necessary condition of entering into competition or maintaining market share in particular markets or channels.  Any such costs may materially affect the Company’s financial performance.

The Company’s marketing programs are designed to increase product trial and build brand awareness in core markets.  Most of the Company’s marketing spending has traditionally been focused on trade advertising and trade promotions designed to attract new consumers to the products at a reduced retail price.  The Company’s marketing programs also include selective event sponsorship designed to increase brand awareness and to provide opportunities to mass sample branded products.  The Company also invests marketing dollars in brand and category research.

Suppliers

The principal raw materials used by the Company are potatoes, potato flakes, wheat flour, corn, oils and berries.  The Company believes that the raw materials it needs to produce its products are readily available from numerous suppliers on commercially reasonable terms.  Potatoes, potato flakes and corn are widely available year-round, although they are subject to seasonal price fluctuations.  The Company will lock in prices as appropriate.  The Company uses a variety of oils in the production of its snack products and the Company believes that alternative sources for such oils, as well as alternative oils, are readily abundant and available.  The Company also uses seasonings and packaging materials in its snack manufacturing process.  Although the Company produces many of its berry products in its own farms, it also augments that production by purchasing additional berries to meet customer demands.

The Company chooses its suppliers based primarily on price, availability, service and quality.  Although the Company believes that its required products and ingredients are readily available, and that its business success is not dependent on any single supplier, the failure of certain suppliers to meet the Company’s performance specifications, quality standards or delivery schedules could have a material adverse effect on the Company’s operations.  In particular, a sudden scarcity, a substantial price increase, or an unavailability of product ingredients could materially adversely affect the Company’s operations.  There can be no assurance that alternative ingredients would be available when needed and on commercially attractive terms, if at all.

Customers

Costco accounted for 24% of the Company’s 2008 net revenues.  The remainder of the Company’s revenues were derived from sales to a limited number of additional customers, either grocery chains, club stores or regional distributors, none of which individually accounted for more than 10% of the Company’s net revenues in 2008.  A decision by any of the Company’s major customers to cease or substantially reduce their purchases could have a material adverse effect on the Company’s business.

The majority of the Company’s revenues are attributable to external customers in the United States.  The Company does sell to Canadian and international customers as well, however, the revenues attributable to Canadian and International customers is insignificant.  All of the Company’s assets are located in the United States.

Competition

The Company’s snack products generally compete against other snack foods, including potato chips and tortilla chips.  The snack food industry is large and highly competitive and is dominated by large food companies, including Frito-Lay, Inc., a subsidiary of PepsiCo, Inc., Procter and Gamble and General Mills.  These companies possess substantially greater financial, production, marketing, distribution and other resources than the Company, and their brands are more widely recognized than the Company’s products.  Numerous other companies that are actual or potential competitors of the Company offer products similar to the Company’s, and some of these have greater financial and other resources (including more employees and more extensive facilities) than the Company.  In addition, many competitors offer a wider range of products than offered by the Company.  Local or regional markets often have significant smaller competitors, many of whom offer products similar to those of the Company.  Expansion of the Company’s operations into new markets has and will continue to encounter significant competition from national, regional and local competitors that may be greater than that encountered by the Company in its existing markets.  In addition, such competitors may challenge the Company’s position in its existing markets.  While the Company believes that it has innovative products and methods of operation that will enable it to compete successfully, there can be no assurance of its ability to do so.

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

Employees

As of December 27, 2008, the Company had 374 full-time employees, including 323 in manufacturing and distribution, 24 in sales and marketing and 27 in administration and finance.  The Company’s employees are not represented by any collective bargaining organization, and the Company has never experienced a work stoppage.  The Company believes that its relations with its employees are good.

Patents, Trademarks and Licenses

The Company produces T.G.I. Friday’s® brand snacks, BURGER KINGTM brand potato snack products, Tato Skins® brand potato crisps and Boulder Canyon Natural FoodsTM Rice and Beans Snacks utilizing a sheeting and frying process that includes technology that the Company licenses from a third party.  Pursuant to the license agreement between the Company and the third party, the Company has a royalty-bearing, exclusive right license to use the technology in the United States, Canada, and Mexico until such time the parties mutually agree to terminate the agreement and provide written sixty (60) days notice to each other.  In consideration for the use of this technology, the Company is required to make royalty payments on sales of products manufactured utilizing the technology until such termination date.  The patents for this technology expired December 26, 2006. However, should products substantially similar to Tato Skins®, O’Boisies® and Pizzarias® become available for any reason in the marketplace by any manufacturer other than the Company which results in a sales decline of 10% or more, any royalty obligation for the respective product(s) shall cease.

The Company licenses the T.G.I. Friday’s® brand snacks trademark from T.G.I. Friday’s Inc. under a license agreement with a term expiring in 2014.  Pursuant to the license agreement, the Company is required to make royalty payments on sales of T.G.I. Friday’s® brand snack products and is required to achieve certain minimum sales levels by certain dates during the contract term.

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

The Company considers its trademarks to be of significant importance in the Company’s business.  The Company is not aware of any circumstances that would have a material adverse effect on the Company’s ability to use its trademarks.  Any termination of any of the Company’s license agreements, whether at the expiration of its term or prior thereto, could have a material adverse effect on the Company’s financial condition and results of operations.

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

We expect some of our future growth to be derived in part, from acquisitions, but our acquisition strategy may not be successful, or we may not be successful integrating acquisitions.

An element of the Company’s business strategy is the pursuit of selected strategic acquisition opportunities for the purpose of expanding, complementing and/or diversifying the Company’s business.  However, no assurance can be given that the Company will be able to identify, finance and complete additional suitable acquisitions on acceptable terms, or that future acquisitions, if completed, will be successful.  Any future acquisitions could divert management’s attention from the daily operations of the Company and otherwise require additional management, operational and financial resources.  Moreover, there can be no assurance that the Company will be able to successfully integrate acquired companies or their management teams into the Company’s operating structure, retain management teams of acquired companies on a long-term basis, or operate acquired companies profitably. Acquisitions may also involve a number of other risks, including adverse short-term effects on the Company’s operating results, dependence on retaining key personnel and customers, and risks associated with unanticipated liabilities or contingencies.

We are subject to ongoing financial covenants under our main credit facility, and if we fail to meet those covenants or otherwise default on our credit facility, our lender may accelerate our borrowings.

At December 27, 2008, the Company had outstanding indebtedness in the aggregate principal amount of $20.7 million.

We borrowed the principal amount of $16 million of our indebtedness pursuant to a credit agreement with U.S. Bank National Association (“U.S. Bank”) which is secured by substantially all assets of the Company.  At December 27, 2008, our line of credit balance under the agreement was $8.2 million.  The Company’s obligations under the Credit Agreement are guaranteed by each of its subsidiaries.  The Company is required to comply with certain financial covenants pursuant to the U.S. Bank Credit Agreement so long as borrowings from U.S. Bank remain outstanding.  Should the Company be in default under any of such covenants, U.S. Bank shall have the right, upon written notice and after the expiration of any applicable period during which such default may be cured, to demand immediate payment of all of the then unpaid principal and accrued but unpaid interest under the Credit Agreement.  At December 27, 2008, the Company was in compliance with all covenants of the Credit Agreement.

$12.5 million of the indebtedness is secured by the Company’s land and buildings at its Goodyear, AZ, Bluffton, IN, and Lynden, WA facilities.

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

Additionally, as a direct result of the September 11, 2001 terrorism attack, the FDA issued the Bioterrorism Act of 2002 (“the Act”) to protect the U.S. food supply.  While there are four parts to the Act, only two of the provisions impact the

Company.  One requirement that applied to the Company was registration with the FDA as a U.S. Food Manufacturing Company, which the Company completed prior to the required date of December 12, 2003.  The second of the Act’s provisions pertaining to the Company relates to record retention.  The Company is required to retain records pertaining to its raw materials’ immediate previous sources (“one back”) as well as its finished goods’ subsequent recipients (“one up”) for twelve months. The Act was effective January 1, 2005.

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

The Company licenses technology from a third party in connection with the manufacture of its T.G.I. Friday’s®, BURGER KINGTM and Tato Skins® brand products and has a royalty-bearing, exclusive right license to use the technology necessary to produce these products in the United States, Canada, and Mexico until such time the parties mutually agree to terminate the agreement and provide written sixty (60) days notice to each other.  In consideration for the use of this technology, the Company is required to make royalty payments to the third party on sales of products manufactured utilizing the technology until such termination date.  The patents for this technology expired December 26, 2006.  Since these patents expired, we no longer have exclusive rights to this technology and, as a result, may face additional competition that could adversely affect our revenues.  Moreover, competitors of the Company, certain of which may have significantly greater resources than the Company, may utilize different technology in the manufacture of products that are similar to those currently manufactured, or that may in the future be manufactured, by the Company.  The entry of any such products into the marketplace could have a material adverse effect on the Company’s sales of T.G.I. Friday’s®, BURGER KINGTM and Tato Skins® brand products, as well as any such future products.

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

The majority of our revenues are derived from a limited number of food brands.

The Company derives a substantial portion of its revenue from a limited number of snack food brands.  For the year ended December 27, 2008, 76% of the Company’s net revenues were attributable to the T.G.I. Friday’s® brand products, the Boulder Canyon Natural FoodsTM brand products and Rader Farms® brand products.  A decrease in the popularity of these brands during any year could have a material adverse effect on the Company’s business, financial condition and results of operations.  There can be no assurance that any of the Company’s food brands will retain their historical levels of popularity or increase in popularity.  Any impact to a licensed brand’s reputation could also lead to an impact on the Company’s other snack food products associated with that brand.  Decreased sales from any one of our key food brands without a corresponding increase in sales from other existing or newly introduced products would have a material adverse effect on the Company’s financial condition and results of operations.

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

The BURGER KINGTM brand products are manufactured and sold by the Company pursuant to a license agreement by and between the Company and Burger King Corporation which expires in 2012.  Pursuant to the license agreement, the Company is subject to various requirements and conditions (including, without limitation, minimum sales targets).  The failure of the Company to comply with certain of such requirements and conditions could result in the early termination of the license agreement by Burger King Corporation.  Any termination of the license agreement, whether at the expiration of its term or prior thereto, could have a material adverse effect on the Company’s financial condition and results of operations.

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

Costco accounted for 24% of the Company’s 2008 net revenues, with the remainder of the Company’s net revenues being derived from sales to a limited number of additional customers, either grocery chains or regional distributors, none of which individually accounted for more than 10% of the Company’s revenues for 2008.  A decision by any major customer to cease or substantially reduce its purchases could have a material adverse effect on the Company’s business.

The loss of certain key employees could adversely affect our business.

The Company’s success is dependent in large part upon the abilities of its executive officers, including Terry McDaniel, Chief Executive Officer and Steve Weinberger, Chief Financial Officer.  The Company’s business strategy will challenge its executive officers, and the inability of such officers to perform their duties or the inability of the Company to attract and retain other highly qualified personnel could have a material adverse effect upon the Company’s business and prospects.

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

The snack food industry is dominated by large food companies, including Frito-Lay, Inc., Procter and Gamble and others which have substantially greater financial and other resources than the Company and sell brands that are more widely recognized than are the Company’s products. Numerous other companies that are actual or potential competitors of the Company, many with greater financial and other resources (including more employees and more extensive facilities) than the Company, offer products similar to those of the Company. In addition, many of such competitors offer a wider range of products than that offered by the Company. Local or regional markets often have significant smaller competitors, many of whom offer products similar to those of the Company. With expansion of Company operations into new markets, the

Company has and will continue to encounter significant competition from national, regional and local competitors that may be greater than that encountered by the Company in its existing markets. In addition, such competitors may challenge the Company’s position in its existing markets. There can be no assurance of the Company’s ability to compete successfully.

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

The Company, through its subsidiary Rader Farms, Inc. is subject to the risks that generally relate to the agricultural industry. Change in weather conditions and natural disasters, such as earthquakes, droughts, extreme cold or pestilence, may affect the planting, growing and delivery of crops, reduce sales stock, interrupt distribution, and have a material adverse impact on our business, financial condition and results of operations. Our competitors may be affected differently by such weather conditions and natural disasters depending on the location of their supplies or operations.

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

The market price of our Common Stock has experienced a high level of volatility since the completion of the Company’s initial public offering in December 1996.  Commencing with an offering price of $3.50 per share in the initial public offering, the market price of the Common Stock experienced a substantial decline, reaching a low of $0.50 per share (based on last reported sale price of the Common Stock on the Nasdaq Capital Market) on December 22, 1998.  During fiscal 2008, the market price of the Common Stock (based on last reported sale price of the Common Stock on the Nasdaq Capital Market) ranged from a high of $2.23 per share to a low of $1.21 per share.  The last reported sales price of the Common Stock on the Nasdaq Capital Market on December 27, 2008 was $1.60 per share. There can be no assurance as to the future market price of the Common Stock.  See “Our Common Stock may not continue to trade at a market price sufficient to prevent our de-listing from the NASDAQ Capital Market.”

Our Common Stock may not continue to trade at a market price sufficient to prevent our de-listing from the NASDAQ Capital Market.

In order for the Company’s Common Stock to continue to be listed on the Nasdaq Capital Market, the Company is required to be in compliance with certain continued listing standards.  One of such requirements is that the bid price of listed securities be equal to or greater than $1.00.  If, in the future, the Company’s Common Stock fails to be in compliance with the minimum closing bid price requirement for at least thirty consecutive trading days or the Company fails to be in compliance with any other Nasdaq continued listing requirements, then the Common Stock could be de-listed from the Nasdaq Capital Market.  Upon any such de-listing, trading, if any, in the Common Stock would thereafter be conducted in the over-the-counter market on the so-called “pink sheets” or the “Electronic Bulletin Board” of the National Association of Securities Dealers, Inc. (“NASD”).  As a consequence of any such de-listing, an investor could find it more difficult to dispose of, or to obtain accurate quotations as to the price of, the Company’s Common Stock.  See “The market price of our Common Stock is volatile.”

A significant amount of our Common Stock is controlled by individuals, and the interests of such individuals may conflict with those of other shareholders.

As a result of the Wabash Foods acquisition, Capital Foods, LLC (“Capital Foods”) (an affiliate of the former owner of Wabash Foods) became the single largest shareholder of the Company, holding approximately 23% of the outstanding shares of Common Stock based on Capital Foods’ Schedule 13G filing.  Accordingly, Capital Foods is in a position to exercise substantial influence on the business and affairs of the Company.  In addition, Heartland Advisors, Inc. (“Heartland”) and SRB Management, L.P. (“SRB”) are the beneficial owners of approximately 18% and 11%, respectively, of the outstanding shares of Common Stock at December 27, 2008 based on their Schedule 13G filings.  Capital Foods, Heartland and SRB are hereinafter referred to collectively as the “Significant Shareholders.”  There can be no assurance that one or more of the Significant Shareholder will not adopt or support a plan to undertake a material change in the management or business of the Company.

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

The Inventure Group, Inc. is one of eight companies sued by the Environmental Law Foundation in August, 2006 in the Superior Court for the State of California for the County of Los Angeles by the Attorney General of the State of California for alleged violations of California Proposition 65. California Proposition 65 is a state law that, in part, requires companies to warn California residents if a product contains chemicals listed within the statute. The plaintiff seeks injunctive relief and penalties but has made no specific demands.  Settlement discussions are ongoing.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s Common Stock is traded on the Nasdaq Capital Market tier of the Nasdaq Stock Market under the symbol “SNAK.”  There were approximately 206 shareholders of record on March 26, 2009.  The Company believes the number of beneficial owners is substantially greater than the number of record holders because a large portion of the Common Stock is held of record in broker “street names.”

The Company has never declared or paid any dividends on the shares of Common Stock.  Management intends to retain any future earnings for the operation and expansion of the Company’s business and does not anticipate paying any dividends at any time in the foreseeable future.  Additionally, certain debt agreements of the Company limit the Company’s ability to declare and pay dividends.

The following table sets forth the range of high and low sale prices of the Company’s Common Stock as reported on the Nasdaq Capital Market for each quarter of the fiscal years ended December 27, 2008 and December 29, 2007.

	Sales Prices
Period of Quotation	High	Low
Fiscal 2007:
First Quarter	$2.90	$2.35
Second Quarter	$3.18	$2.68
Third Quarter	$3.24	$2.02
Fourth Quarter	$2.41	$1.60

Fiscal 2008:
First Quarter	$2.23	$1.70
Second Quarter	$2.03	$1.66
Third Quarter	$2.13	$1.59
Fourth Quarter	$1.95	$1.21

The information appearing under the heading “Securities Authorized for Issuance under Equity Compensation Plans” in the Company’s 2009 Proxy Statement is incorporated by reference in this section.

On December 27, 2008 the Company’s Board of Directors approved the retirement of all treasury stock shares purchased under its various programs.   A total of 1,933,827 shares were retired at cost.  The Company’s treasury stock balance as of December 27, 2008 was zero.  See Note 9 to our Financial Statements in this Annual Report for a summary of stock repurchases made during 2008, 2007 and 2006.

Item 7.           Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the other sections of this Annual Report on Form 10-K, including “Item 1.:  Business” and “Item 8.:  Financial Statements and Supplementary Data.”  The various sections of this MD&A contain a number of forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this filing and particularly in “Item 1A.: Risk Factors.”  Accordingly, the Company’s actual future results may differ materially from historical results or those currently anticipated.

Overview

The Company’s net revenue increased 24.4% in fiscal 2008. Net revenues from sales of T.G.I. Friday’s® snack products, which comprised 33% of total net revenues, decreased 12.5%.  During our second quarterly review, the Company identified the 20% volume decline in T.G.I. Friday’s® as a concern in the warehouse snack segment.  The Company made progress in the third quarter, as net revenues from this brand declined by only 6%, and total Bluffton, Indiana produced products were up 9% for the quarter.  The Company continues to work with the T.G.I Friday’s® group to extend its’ product offerings into new categories and channels of distribution.  Additionally, the Company believes that the new T.G.I. Friday’s® branded products currently scheduled for roll out in first quarter 2009 will strengthen this category.  Net revenues from potato chips and other snacks increased 36.2% in 2008.  The table below highlights the changes between years:

Net Revenues Comparison

($ in millions)

	2008	2007	% Change
T.G.I. Friday’s®	$37.6	$42.9	(12.5)%
Potato Chips and Other Snacks	37.1	27.2	36.2%
Rader Farms Berry Products	38.4	20.8	84.6%
Total	$113.1	$90.9	24.4%

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

Results of Operations

The following discussion summarizes the significant factors affecting the consolidated operating results, financial condition, liquidity and capital resources of the Company.  This discussion should be read in conjunction with “Item 8.: Financial Statements and Supplementary Data” and the “Cautionary Statement Regarding Forward-Looking Statements” on page 3.

Year ended December 27, 2008 compared to the year ended December 29, 2007

	2008		2007		Difference
(dollars in millions)	$	% of Rev	$	% of Rev	$	%
Net revenues	$113.1	100.0%	$90.9	100.0%	$22.2	24.4%
Cost of revenues	90.9	80.4	75.3	82.8	15.6	20.7
Gross profit	22.2	19.6	15.6	17.2	6.6	42.3
Selling, general and administrative expenses	16.8	14.9	14.1	15.5	2.7	19.1
Impairment of intangible asset	—	—	2.7	3.0	(2.7)	(100.0)
Operating income (loss)	5.4	4.7	(1.2)	(1.3)	6.6	550.0
Interest income (expense), net	(1.3)	(1.1)	(1.0)	(1.1)	(0.3)	30.0
Income (loss) before income taxes	4.1	3.6	(2.2)	(2.4)	6.3	286.4
Income tax benefit (provision)	(1.7)	(1.5)	0.7	0.8	(2.4)	342.9
Net income (loss)	$2.4	2.1%	$(1.5)	(1.7)%	$3.9	260.0%

For the fiscal year ended December 27, 2008, net revenues increased 24.4%, or $22.2 million, to $113.1 million compared with net revenues of $90.9 million for the previous fiscal year.

The increase in Net Revenues were attributable to a number of factors; a full year of Rader Farms which was acquired in May 2007, a 29% increase in Boulder Canyon Natural FoodsTM brand kettle cooked chips, an increase of 18% in Poore Brothers® kettle cooked chips, an increase in Private Label snacks of 82% which reflects the company’s strategy of moving into Premium Private Label products to fill up the Indiana plant and BURGER KINGTM branded snacks sales of $5.5 million for the year. These increase were partially offset by a 12.5% reduction in the TGI Friday’s® brand of snacks.

Gross profit for 2008 increased $6.6 million to $22.2 million, and increased as a percentage of net revenues to 19.6% as compared to 17.2% in 2007.  The primary cause of this increase was the improvement in gross margin realized from our snack products, increasing to 19.8% as compared to 16.6% in the prior year, attributable to product price increases and cost reduction activities at our plants.  Rader Farms gross margin was 19.4%, compared to 18.9% in the prior year.

Selling, general and administrative expenses were $16.8 million or 14.9% of net revenues for the year versus $16.8 million or 18.5% of Net Revenue last year. Last year’s expenses included a $2.7 million impairment charge realized on the Bob’s Texas Style® and Tato Skins® trademarks. Excluding these write downs, last year’s expenses would have been 15.5% of net revenues.

The Company’s effective income tax expense rate was 42.1% in 2008 while its effective tax benefit rate was 32.1% in 2007.  The change in the effective rate is due to differences in non-deductible expenses, primarily stock based compensation related to individual stock option grants.

Net income for 2008 was $2.4 million, representing a $3.9 million increase when compared to net loss of $1.5 million for 2007.   The net income for 2008 equated to $0.13 per basic and diluted share, compared with $(0.08) per basic and diluted share, in 2007.

Liquidity and Capital Resources

Net working capital was $4.5 million (a current ratio of 1.2:1) and $3.6 million (a current ratio of 1.2:1) at December 27, 2008 and December 29, 2007, respectively.  For the fiscal year ended December 27, 2008, operating activities provided $5.4 million, primarily as a result of our generation of net income in fiscal year 2008, compared to a net loss in 2007, and an increase in accounts payable and accrued liabilities of $1.9 million.  Investing activities utilized $3.9 million, primarily due to the purchase of fixed assets.  Financing activities utilized $1.3 million, largely due to the Company’s payments towards debt borrowings and purchases of treasury stock.

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

The Company’s Bluffton, Indiana manufacturing and distribution facility was purchased for $3.0 million in December, 2006. The facility is subject to a $2.3 million mortgage loan from U.S. Bank National Association, (“U.S. Bank”) bears interest at the 30 day LIBOR plus 165 basis points and is secured by the building and the land on which it is located. The interest rate associated with this debt instrument was fixed to 6.85% via an interest rate swap agreement with U.S. Bank in December 2006.  The loan matures in December, 2016; however monthly principal and interest installments of $18,392 are determined based on a twenty-year amortization period.

To fund the acquisition of Rader Farms the Company entered into a Loan Agreement (the “Loan Agreement”) with U.S. Bank. Each of our subsidiaries is a guarantor of the Loan Agreement, which is secured by a pledge of all of the assets of our consolidated group. The borrowing capacity available to us under the Loan Agreement consists of notes representing:

•                  a $15,000,000 revolving line of credit maturing on June 30, 2011; based on asset eligibility, there was $3.0 million of borrowing availability under the line of credit at December 27, 2008.

•                  an equipment term loan, secured by the equipment acquired, subject to a $5.8 million mortgage loan from U.S. Bank, bears interest at the 30 day LIBOR plus 165 basis points. The loan matures in May, 2014 and monthly principal installments are $71,429 plus interest and

•                  a real estate term loan, secured by a leasehold interest in the real property we are leasing from the former owners of Rader Farms in connection with the Acquisition, subject to a $4.0 million real estate term loan from U.S. Bank, bears interest at the 30 day LIBOR plus 165 basis points. The interest rate associated with this debt instrument was fixed to 4.28% via an interest rate swap agreement with U.S. Bank in January 2008. The loan matures in July, 2017; however monthly principal and interest installments of $36,357 are determined based on a fifteen-year amortization period.

The Company believes that its current financing arrangement with U.S. Bank will provide adequate ability to finance future capital expenditures, including planned improvements to our Goodyear, AZ facility in 2009.

All borrowings under the revolving line of credit will bear interest at either (i) the prime rate of interest announced by U.S. Bank from time to time or (ii) LIBOR, plus the LIBOR Rate Margin (as defined in the revolving credit facility note). The term loan will bear interest at LIBOR, plus the LIBOR Rate Margin (as defined in the term loan note).

As is customary in such financings, U.S. Bank may terminate its commitments and accelerate the repayment of amounts outstanding and exercise other remedies upon the occurrence of an event of default (as defined in the Loan Agreement), subject, in certain instances, to the expiration of an applicable cure period. The agreement requires the Company to maintain compliance with certain financial covenants, including a minimum tangible net worth, a minimum fixed charge coverage ratio and a debt to equity ratio. At December 27, 2008, the Company was in compliance with all of the financial covenants.

At December 27, 2008, the Company had a net operating loss carryforward available for federal income taxes of approximately $0.6 million.  The Company’s accumulated net operating loss carryforward will begin to expire in 2023.

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

The Company does not have any off-balance sheet arrangements that are required to be disclosed pursuant to these regulations, other than those described in the Notes to Consolidated Financial Statements.  The Company does not have, nor does it engage in, transactions with any special purpose entities.  Other than an interest rate swap, the Company is not engaged in any derivative activities and had no forward exchange contracts outstanding at December 27, 2008.  In the ordinary course of business, the Company enters into operating lease commitments, purchase commitments and other contractual obligations.  These transactions are recognized in our financial statements in accordance with generally accepted accounting principles in the United States, and are more fully discussed below.

Management’s Plans

In connection with the implementation of the Company’s business strategy, the Company may incur operating losses in the future and may require future debt or equity financings (particularly in connection with future strategic acquisitions, new brand introductions or capital expenditures).  Expenditures relating to acquisition-related integration costs, market and territory expansion and new product development and introduction may adversely affect promotional and operating expenses and consequently may adversely affect operating and net income.  These types of expenditures are expensed for accounting purposes as incurred, while revenue generated from the result of such expansion or new products may benefit future periods.  Management believes that the Company will generate positive cash flow from operations during the next twelve months, which, along with its existing working capital and borrowing facilities, will enable the Company to meet its operating cash requirements for the next twelve months.  The belief is based on current operating plans and certain assumptions, including those relating to the Company’s future revenue levels and expenditures, industry and general economic conditions and other conditions. For instance, if current general economic conditions continue or worsen, we believe that our sales forecasts may prove to be less reliable than they have in the past as consumers may change their buying habits with respect to snack food products. Unexpected price increases for commodities used in our snack products, or adverse weather conditions affecting our Rader Farms crop yield could also impact our financial condition.  If any of these factors change, the Company may require future debt or equity financings to meet its business requirements. There can be no assurance that any required financings will be available or, if available, will be on terms attractive to the Company.

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

Goodwill and Trademarks.  Goodwill and trademarks are reviewed for impairment annually, or more frequently if impairment indicators arise.  Goodwill is required to be tested for impairment between the annual tests if an event occurs or circumstances change that more-likely-than-not reduce the fair value of a reporting unit below its carrying value.  Intangible assets with indefinite lives are required to be tested for impairment between the annual tests if an event occurs or circumstances change indicating that the asset might be impaired.  During 2007, the Company determined the carrying values of two trademarks were impaired following the completion of a discounted cash flow analysis and recorded a $2.7 million charge as a result.  In 2008, the Company conducted a similar analysis, and believes the carrying values of its trademarks are appropriate.

In determining that each of our trademarks has an indefinite life, management considered the factors found in paragraph 11 of SFAS No. 142. Management believes that each of these trademarks has the continued ability to generate cash flows indefinitely. Management’s determination that these trademarks have indefinite lives includes an evaluation of historical cash flows and projected cash flows for each of these trademarks. The Company continues making investments to market and promote each of these brands, and management continues to believe that the market opportunities and brand extension opportunities will generate cash flows for an indefinite period of time. In addition, there are no legal, regulatory, contractual, economic or other factors to limit the useful life of these trademarks, and management intends to renew each of these trademarks, which can be accomplished at little cost.

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

•                  Sponsorship:   The Company has a sponsorship with the Arizona Diamondbacks Major League Baseball team.  The sponsorship involves using the Arizona Diamondbacks team and Company marks inside and outside of the stadium to build awareness for the Company brands.

Income Taxes.  The Company has been profitable since 1999; however, it experienced significant net losses in prior fiscal years resulting in a net operating loss (“NOL”) carryforward for federal income tax purposes of approximately $0.6 million at December 27, 2008.  Generally accepted accounting principles require that the Company record a valuation allowance against the deferred tax asset associated with this NOL if it is “more likely than not” that the Company will not be able to utilize it to offset future taxes.  The Company expects to utilize its NOL in future periods, and no valuation allowance is considered necessary.

Revenue Recognition.   In accordance with accounting principles generally accepted in the United States, the Company recognizes operating revenues upon shipment of products to customers provided title and risk of loss pass to its customers. In those instances where title and risk of loss does not pass until delivery, revenue recognition is deferred until delivery has occurred.  Revenue for products sold through our direct store delivery distributed product segment is recognized when the product is received by the retailer.  Provisions and allowances for sales returns, promotional allowances and discounts are also recorded as a reduction of revenues in the Company’s consolidated financial statements

Stock-Based Compensation.  On January 1, 2006, we adopted Statement of Financial Accounting Standards (SFAS) 123R, “Share-Based Payment”, under the modified prospective method.  SFAS 123R requires us to measure the cost of employee services received in exchange for stock options granted using the fair value method as of the beginning of 2006.  We account for our stock options under the fair value method of accounting using a Black-Scholes valuation model to measure stock option fair values at the date of grant. Prior to May 2008, all stock option grants had a 5-year term. The fair value of these stock option grants is amortized to expense over the vesting period, generally three years for employees and one year for the Board of Directors.  In May 2008, the Company’s Board of Directors approved a 10 year term for all future stock option grants, with vesting periods of five years and one year for employees and Board of Director members, respectively.

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

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109  (“FIN 48”), which clarifies the accounting for uncertainty in tax positions.  FIN 48 requires that the Company recognize in its financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of the 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company’s adoption of FIN 48 did not affect the financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”).  SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  While SFAS No. 157 will not impact our valuation methods, it will expand our disclosures of assets and liabilities which are recorded at fair value.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years.  The Company adopted SFAS No. 157 effective January 1, 2008 and its adoption did not have a material impact on our financial position, results of operations, or cash flows.

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

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin No. 51 (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the controlling and noncontrolling interests and requires the separate disclosure of income attributable to controlling and noncontrolling interests. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact that the adoption of SFAS 160 will have on its consolidated financial statements.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 applies to all entities and requires specified disclosures for derivative instruments and related hedge items accounted for under SFAS 133, Accounting for Derivative Instruments and Hedging Activities.   SFAS 161 requires enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for and their effect on an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008.  The adoption of SFAS 161 is not expected to have a material impact on the Company’s financial position, results of operations or liquidity.

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

No change occurred in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the three months ended December 27, 2008 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

Management assessed the effectiveness of internal control over financial reporting as of December 27, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment and those criteria, management believes that we maintained effective internal control over financial reporting as of December 27, 2008.

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

Item 9B.     Other Information.

None.

PART III

Item 10.     Directors, Executive Officers and Corporate Governance

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

The information regarding Directors and Executive Officers appearing under the headings “Proposal 1: Election of Directors,” “Executive Officers,” “Meetings and Committees of the Board of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” of the Company’s 2009 Proxy Statement is incorporated by reference in this section.

Item 11.     Executive Compensation

The information appearing under the headings “Director Compensation,” “Employment Agreements,” “Compensation Committee Report on Executive Compensation” and “Executive Officer Compensation” of the Company’s 2009 Proxy Statement is incorporated by reference in this section.

Item 12.     Security Ownership of Beneficial Owners and Management and Related Stockholder Matters

The information appearing under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance Under Equity Compensation Plans” of the Company’s 2009 Proxy Statement is incorporated by reference in this section.

Item 13.     Certain Relationships and Related Transactions, and Director Independence

The information appearing under the heading “Meetings and Committees of the Board of Directors” and “Certain Relationships and Related Transactions” of the Company’s 2009 Proxy Statement is incorporated by reference in this section.

Item 14.     Principal Accountant Fees and Services

Information appearing under the heading “Independent Auditors” of the Company’s 2009 Proxy Statement is incorporated by reference in this section.

PART IV

Item 15.         Exhibits and Financial Statement Schedules:

The following documents are filed as part of this Annual Report on Form 10-K

1.              Financial Statements

Reports of Independent Registered Public Accounting Firms

Consolidated balance sheets as of December 27, 2008 and December 29, 2007

Consolidated statements of income for the years ended December 27, 2008 and December 29, 2007

Consolidated statements of shareholders’ equity for the years ended December 27, 2008 and December 29, 2007

Consolidated statements of cash flows for the years ended December 27, 2008 and December 29, 2007

Notes to consolidated financial statements

2.              Financial Schedules

Schedules have been omitted because of the absence of conditions under which they are required or because the information required is included in the Company’s consolidated financial statements or notes thereto.

3.              Exhibits required by Item 601 of Regulation S-K:

Exhibit Number		Description
3.1	—	Certificate of Incorporation of the Company filed with the Secretary of State of the State of Delaware on February 23, 1995. (1)
3.2	—	Certificate of Amendment to the Certificate of Incorporation of the Company filed with the Secretary of State of the State of Delaware on March 3, 1995. (1)
3.3	—	Certificate of Amendment to the Certificate of Incorporation of the Company filed with the Secretary of State of the State of Delaware on October 7, 1999. (1)
3.4	—	By-Laws of the Company (as amended and restated on January 11, 2005). (2)
3.5	—	Certificate of Amendment to the Certificate of Incorporation of the Company filed with the Secretary of State of the State of Delaware on May 24, 2006. (1)
4.1	—	Specimen Certificate for shares of Common Stock. (3)
10.10	—	Fixed Rate Note dated June 4, 1997, by and between La Cometa Properties, Inc. and Morgan Guaranty Trust Company of New York. (4)
10.11	—	Deed of Trust and Security Agreement dated June 4, 1997, by and between La Cometa Properties, Inc. and Morgan Guaranty Trust Company of New York. (4)
10.12	—	Guaranty Agreement dated June 4, 1997, by and between the Company and Morgan Guaranty Trust Company of New York. (4)
10.13	—	Agreement for Purchase and Sale of Limited Liability Company Membership Interests dated as of August 16, 1999, by and between Pate Foods Corporation, Wabash Foods and the Company. (5)
10.18	—	Commercial Lease, dated May 1, 1998, by and between Wabash Foods, LLC and American Pacific Financial Corporation. (6)

10.23	—

License Agreement, dated April 3, 2000, by and between the Company and TGI Friday’s Inc. (Certain portions of this exhibit have been omitted pursuant to a confidential treatment request filed with the Securities and Exchange Commission.) (7)

10.25	—

First Amendment to License Agreement, dated as of July 11, 2001, by and between the Company and TGI Friday’s Inc. (certain portions of this exhibit have been omitted pursuant to a confidentiality treatment request filed with the Securities and Exchange Commission.) (8)

10.33	—	Commercial Lease Agreement, dated May 22, 2003, by and between the Company and Westland Park LLC (9)
10.34	—	Warehouse Services Agreement, dated June 30, 2003, by and between the Company and Customized Distribution Services, Inc. (9)
10.37 *	—	Form of Officer Nonstatutory Stock Option Agreement. (10)
10.40	—	Loan Agreement (Revolving Line of Credit Loan and Term Loan) dated August 19, 2005 between the Company and U.S. Bank National Association. (11)
10.41	—	Security Agreement relating to the Loan Agreement dated August 19, 2005 between the Company and U.S. Bank National Association. (11)
10.42	—	$5 Million Promissory Note (Facility 1 - Revolving Line of Credit Loan) dated August 19, 2005 between the Company and U.S. Bank National Association. (11)
10.43	—	$756,603 Promissory Note (Facility 2 — Term Loan) dated August 19, 2005 between the Company and U.S. Bank National Association. (11)
10.44*	—	Executive Employment Agreement dated August 1, 2005 between the Company and Steven Sklar. (11)
10.45*	—	Restricted Stock Agreement dated August 1, 2005 between the Company and Steven Sklar. (11)
10.49*	—	Poore Brothers, Inc. Amended and Restated 2005 Equity Incentive Plan. (12)
10.50*	—	Form of Director Nonstatutory Stock Option Agreement — Amended and Restated 2005 Equity Incentive Plan. (13)
10.51*	—	Form of Employee Incentive Stock Option Agreement — Amended and Restated 2005 Equity Incentive Plan. (13)
10.52*	—	Executive Employment Agreement by and between Poore Brothers, Inc. and Eric J. Kufel, dated as of February 14, 2006. (14)
10.53*	—	Executive Employment Agreement by and between Poore Brothers, Inc. and Terry McDaniel, dated as of April 17, 2006. (15)
10.54	—	Commercial Lease Agreement, dated May 8, 2006, by and between the Company and B.G. Associates, Inc. (16)
10.57*	—	Executive Employment Agreement by and between the Company and Steve Weinberger, dated as of July 27, 2006. (17)
10.58*		The Inventure Group, Inc. Deferred Compensation Plan. (18)
10.59		Asset Purchase Agreement dated as of May 17, 2007, by and among Rader Farms Acquisition Corp., Rader Farms, Inc. and the Company Shareholders named therein. (19)
10.60		Agricultural Ground Lease dated as of May 17, 2007, by and among Lyle Rader, Sue Rader, Brad Rader, Julie Newell and Rader Farms Acquisition Corp. (19)
10.61		Loan Agreement (Revolving Line of Credit and Term Loan) dated as of May 16, 2007, by and between The Inventure Group, Inc. and U.S. Bank, National Association. (19)
10.62		Promissory Note (Facility 1 — Revolving Line of Credit Loan) dated May 16, 2007, by The Inventure Group, Inc. in favor of U.S. Bank, National Association. (19)
10.63		Promissory Note (Facility 2 — Term Loan) dated May 16, 2007, by The Inventure Group, Inc. in favor of U.S. Bank, National Association. (19)
10.64

Security Agreement (Blanket — All Business Assets) dated as of May 16, 2007, by and among between The Inventure Group, Inc., La Cometa Properties, Inc., Poore Brothers Bluffton, LLC, Tejas PB Distributing, Inc., Boulder Natural Foods, Inc., BN Foods, Inc., Rader Farms Acquisition Corp. and U.S. Bank, National Association. (19)

10.65		Term Loan Agreement dated as of June 28, 2007, by and between The Inventure Group, Inc. and U.S. Bank, National Association. (19)

10.66		Promissory Note Secured by Deed of Trust (Term Loan) dated June 28, 2007, by The Inventure Group, Inc. in favor of U.S. Bank, National Association. (19)
10.67		Deed of Trust dated June 28, 2007, by and between Rader Farms Acquisition Corp. and U.S. Bank National Association. (19)
10.68*		Letter Agreement effective as of May 19, 2008, by and between the Company and Eric J. Kufel. (20)
21.1	—	List of Subsidiaries of the Company. (21)
23.1	—	Consent of Moss Adams LLP (22)
23.2	—	Consent of Deloitte & Touche LLP. (22)
31.1	—	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15(d)-14(a). (22)
31.2	—	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15(d)-14(a) (22)
32	—	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (22)

*	Management compensatory plan or arrangement.

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on May 23, 2006.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 12, 2005.
(3)	Incorporated by reference to the Company’s Registration Statement on Form SB-2, Registration No. 333-5594-LA.
(4)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 1997.
(5)	Incorporated by reference to the Company’s definitive Proxy Statement on Schedule 14A filed with the Commission on September 19, 1999.
(6)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 1999.
(7)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2001.
(8)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2001.
(9)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 27, 2003.
(10)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 25, 2004.
(11)	Incorporated by reference to the to the Company’s Quarterly Report on 10-Q for the quarter ended October 1, 2005.
(12)	Incorporated by reference to the Company’s definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on April 18, 2008.
(13)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.
(14)	Incorporated by reference to the Company’s Current Report on Form 8-K/A filed on February 16, 2006.
(15)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 17, 2006.
(16)	Incorporated by reference to the Company’s Quarterly Report on 10-Q for the quarter ended April 1, 2006.
(17)	Incorporated by reference to the Company’s Current Report on Form 8-K field on July 27, 2006.
(18)	Incorporated by reference to the Company’s Current Report on Form 8-K as filed on January 23, 2007.
(19)	By reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.
(20)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on May 9, 2008.
(21)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2007.
(22)	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 27, 2009	THE INVENTURE GROUP, INC.

	By:	/s/ Terry McDaniel
Terry McDaniel
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Terry McDaniel	Chief Executive Officer and Director	March 27, 2009
Terry McDaniel	(Principal Executive Officer)

/s/ Steve Weinberger	Chief Financial Officer, Secretary & Treasurer	March 27, 2009
Steve Weinberger	(Principal Financial and Accounting Officer)

/s/ Larry R. Polhill	Chairman and Director	March 27, 2009
Larry R. Polhill

/s/ Ashton D. Asensio	Director	March 27, 2009
Ashton D. Asensio

/s/ Mark S. Howells	Director	March 27, 2009
Mark S. Howells

/s/ Macon Bryce Edmonson	Director	March 27, 2009
Macon Bryce Edmonson

/s/ Ronald Kesselman	Director	March 27, 2009
Ronald Kesselman

/s/ Itzhak Reichman	Director	March 27, 2009
Itzhak Reichman

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
The Inventure Group, Inc.
Phoenix, Arizona

We have audited the accompanying consolidated balance sheet of The Inventure Group, Inc. and subsidiaries (the “Company”) as of December 27, 2008 and the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The Inventure Group, Inc. as of December 27, 2008, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ MOSS ADAMS LLP

Scottsdale, Arizona
March 27, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
The Inventure Group, Inc.
Phoenix, AZ

We have audited the accompanying consolidated balance sheet of The Inventure Group, Inc. and subsidiaries (f.k.a. Poore Brothers, Inc. and Subsidiaries) (the “Company”) as of December 29, 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended December 29, 2007.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The Inventure Group, Inc. (f.k.a. Poore Brothers, Inc. and Subsidiaries) as of December 29, 2007, and the results of their operations and their cash flows for the year ended December 29, 2007, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

Phoenix, Arizona
March 27, 2009

THE INVENTURE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 27, 2008	December 29, 2007
ASSETS
Current assets:
Cash and cash equivalents	$683,567	$494,918
Accounts receivable, net of allowance for doubtful accounts of $80,740 in 2008 and $29,161 in 2007	9,767,750	8,604,741
Inventories, net	13,979,526	11,585,597
Deferred income tax asset	831,779	1,180,349
Other current assets	777,192	707,093
Total current assets	26,039,814	22,572,698

Property and equipment, net	24,548,060	23,436,752
Goodwill, net	11,616,225	11,589,988
Trademarks and other intangibles, net	2,799,160	2,827,742
Other assets	257,783	263,539
Total assets	$65,261,042	$60,690,719

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,629,321	$6,001,136
Line of credit	8,188,990	7,452,309
Accrued liabilities	4,520,347	4,206,078
Current portion of long-term debt	1,204,080	1,181,888
Current portion of accrued costs related to brand discontinuance and other exit cost accruals	—	97,229
Total current liabilities	21,542,738	18,938,640

Long-term debt, less current portion	11,251,510	12,445,383
Interest rate swaps	886,222	—
Deferred income tax liability	2,529,266	1,574,727
Total liabilities	36,209,736	32,958,750

Commitments and contingencies (Notes 8 and 12)

Shareholders’ equity:
Preferred stock, $100 par value; 50,000 shares authorized; no shares issued or outstanding at December 27, 2008 and December 29, 2007	—	—
Common stock, $.01 par value; 50,000,000 shares authorized; 18,232,586 and 20,186,213 shares issued and outstanding at December 27, 2008 and December 29, 2007, respectively	182,525	201,863
Additional paid-in capital	25,740,911	29,304,491
Accumulated other comprehensive income	(448,610)	—
Retained earnings	3,576,480	1,207,189
	29,051,306	30,713,543
Less : treasury stock, at cost: -0- shares at December 27, 2008 and 1,345,398 shares at December 29, 2007	—	(2,981,574)
Total shareholders’ equity	29,051,306	27,731,969
Total liabilities and shareholders’ equity	$65,261,042	$60,690,719

The accompanying notes are an integral part of these consolidated financial statements.

THE INVENTURE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	December 27, 2008	December 29, 2007

Net revenues	$113,058,715	$90,910,580

Cost of revenues	90,864,406	75,331,567

Gross profit	22,194,309	15,579,013

Selling, general and administrative expenses	16,827,692	14,146,981
Impairment of intangible assets	—	2,671,372

Operating income (loss)	5,366,617	(1,239,340)

Interest expense, net	(1,275,535)	(974,223)

Income (loss) before income tax provision	4,091,082	(2,213,563)

Income tax benefit (provision)	(1,721,791)	710,090

Net income (loss)	$2,369,291	$(1,503,473)

Earnings (loss) per common share:
Basic	$0.13	$(0.08)
Diluted	$0.13	$(0.08)

Weighted average number of common shares:
Basic	18,736,331	19,206,344
Diluted	18,736,331	19,206,344

The accompanying notes are an integral part of these consolidated financial statements.

THE INVENTURE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

			Additional		Accumulated Other
	Common Stock		Paid-in	Retained	Comprehensive	Treasury
	Shares	Amount	Capital	Earnings	Income (Loss)	Stock, at Cost	Total

Balance, December 30, 2006	20,150,746	$201,508	$28,854,243	$2,710,662	$—	$(1,845,421)	$29,920,992
Exercise of common stock options, including related tax benefit	35,467	355	76,976	—	—	—	77,331
Restricted stock and related compensation expense	—	—	60,793	—	—	—	60,793
Stock-based compensation expense	—	—	312,479	—	—	—	312,479
Purchase of treasury stock, at cost	—	—	—	—	—	(1,136,153)	(1,136,153)
Other comprehensive loss	—	—	—	—	—	—	—
Net loss	—	—	—	(1,503,473)	—	—	(1,503,473)
Balance, December 29, 2007	20,186,213	$201,863	$29,304,491	$1,207,189	$—	$(2,981,574)	$27,731,969
Net income				2,369,291			2,369,291
Other comprehensive loss, net of tax					(448,610)		(448,610)
Comprehensive income							1,920,681

Restricted stock and related compensation expense	—	—	31,812	—	—	—	31,812
Stock-based compensation expense	—	—	260,925	—	—	—	260,925
Purchase of treasury stock, at cost	—	—	—	—	—	(894,081)	(894,081)
Retirement of treasury stock, at cost	(1,933,827)	(19,338)	(3,856,317)	—	—	3,875,655	—
Balance, December 27, 2008	18,252,386	$182,525	$25,740,911	$3,576,480	$(448,610)	$—	$29,051,306

The accompanying notes are an integral part of these consolidated financial statements.

THE INVENTURE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	December 27, 2008	December 29, 2007
Cash flows provided by (used in) operating activities:
Net income (loss)	$2,369,291	$(1,503,473)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	2,737,526	2,054,013
Amortization	49,025	52,273
Impairment of trademark	—	2,671,372
Provision for bad debts	83,794	84,346
Deferred income taxes	1,602,186	(702,672)
Share-based compensation expense	260,925	312,479
Restricted stock compensation expense	31,812	60,793
Excess tax benefit from exercise of stock options	—	(5,827)
(Gain on sale)/loss on disposition of equipment	1,360	(2,760)
Change in assets and liabilities:
Accounts receivable	(1,246,803)	(463,903)
Inventories	(2,393,928)	(2,460,997)
Other assets and liabilities	(41,716)	(347,233)
Accounts payable and accrued liabilities	1,914,452	(445,882)
Net cash provided by (used in) operating activities	5,367,924	(697,471)
Cash flows used in investing activities:
Purchase of land, building and equipment	(3,850,964)	(2,494,203)
Purchase of Rader Farms, Inc.	—	(20,938,678)
Proceeds from disposition of equipment	770	13,000
Net cash used in investing activities	(3,850,194)	(23,419,881)
Cash flows provided by (used in) financing activities:
Net borrowings (repayments) on Line of credit	736,681	7,452,309
Proceeds from issuance of common stock	—	77,331
Debt borrowings	—	10,166,133
Payments made on long term debt	(1,171,681)	(624,436)
Excess tax benefit from exercise of stock options	—	5,827
Treasury stock purchases	(894,081)	(1,136,153)
Net cash provided by (used in) financing activities	(1,329,081)	15,941,011
Net increase (decrease) in cash and cash equivalents	188,649	(8,176,341)
Cash and cash equivalents at beginning of year	494,918	8,671,259
Cash and cash equivalents at end of year	$683,567	$494,918

The accompanying notes are an integral part of these consolidated financial statements.

THE INVENTURE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	December 27, 2008	December 29, 2007
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$1,134,900	$992,735
Cash paid during the period for income taxes	8,717	—

Supplemental disclosure of non-cash investing transactions:

Acquisition of Rader Farms, Inc.
Fair value of current assets acquired		$7,720,037
Fair value of fixed assets acquired		10,472,359
Goodwill		5,603,736
Trademark		1,070,000
Customer relationship		100,000
Covenant-not-to compete		160,000
Total assets acquired		25,126,132
Fair value of liabilities assumed		(4,187,454)
Total cash expended to acquire Rader Farms, Inc.		$20,938,678

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

In May 2007, the Company acquired Rader Farms, Inc. including the Rader Farms® trademark and the Lynden, Washington frozen fruit processing operation, for a total cost of $20.9 million.  See Note 2 to the Consolidated Financial Statements for additional information.

In October 2007, the Company launched its BURGER KINGTM brand snack products pursuant to a license agreement with Burger King Corporation, which expires in 2012.

The Company’s fiscal year ends on the last Saturday occurring in the month of December of each calendar year.  Accordingly, fiscal 2008 commenced December 30, 2007 and ended December 27, 2008.  Our fiscal year ends on the last Saturday of each December, resulting in an additional week of results every five or six years.

Business

The Company is engaged in the development, production, marketing and distribution of innovative snack food products and frozen berry products that are sold primarily through grocery retailers, mass merchandisers, club stores, convenience stores and vend distributors across the United States and Internationally.  The Company currently manufactures and sells nationally T.G.I. Friday’s® brand snacks under license from TGI Friday’s Inc. and BURGER KINGTM brand snack products under license from Burger King Corporation.  The Company currently (i) manufactures and sells its own brands of snack food products, including Poore Brothers®, Bob’s Texas Style® and Boulder Canyon Natural FoodsTM brand batch-fried potato chips, Tato Skins® brand potato snacks and O’Boises® potato snacks. (ii) manufactures private label snacks for grocery and various other retail chains and (iii) distributes in Arizona snack food products that are manufactured by others.  The Company sells its T.G.I. Friday’s® brand snack products and BURGER KINGTM brand snack products to mass merchandisers, grocery, club and drug stores directly and to primarily convenience stores and vend operators through independent distributors.  The Company’s other brands are also sold through independent distributors.

In addition, with the acquisition of Rader Farms, the Company grows, processes and markets premium berry blends, raspberries, blueberries, and rhubarb and purchases marionberries, cherries, cranberries, strawberries, and other fruits from a select network of fruit growers for resale.  The fruit is processed, frozen and packaged for sale and distribution nationally to wholesale customers under the Rader Farms® brand, as well as through store brands.

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

Fair Value of Financial Instruments

At December 27, 2008 and December 29, 2007, the carrying value of cash, accounts receivable, accounts payable and accrued liabilities approximate fair values since they are short-term in nature.  The carrying value of the long-term debt approximates fair-value based on the borrowing rates currently available to the Company for long-term borrowings with similar terms, except for the mortgage loan with fixed interest at 9.03%, which has a fair value of $1.3 million at both December 27, 2008 and December 29, 2007.  The Company estimates fair values of financial instruments by using available market information.  Considerable judgment is required in interpreting market data to develop the estimate of fair value.  Accordingly, the estimate may not be indicative of the amounts that the Company could realize in a current market exchange.  The use of different market assumptions or valuation methodologies could have a material effect on the estimated fair value amounts.

Derivative Financial Instruments

The Company utilizes interest rate swaps in the management of its variable interest rate exposure and does not enter into derivatives for trading purposes.  All derivatives are measured at fair value.  The Company’s interest rate swaps are classified as cash flow hedges.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Accounts Receivable

Accounts receivable consist primarily of receivables from customers and distributors for products purchased.    Receivable are past due when they are unpaid greater than thirty days.  The Company determines any required reserves by considering a number of factors, including the length of time the accounts receivable have been outstanding, and the Company’s loss history.  The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments.

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

Intangible Assets

Goodwill and trademarks are reviewed for impairment annually, or more frequently if impairment indicators arise. Goodwill, by reporting unit, is required to be tested for impairment between the annual tests if an event occurs or circumstances change that more-likely-than-not reduces the fair value of a reporting unit below its carrying value. Intangible assets with indefinite lives are required to be tested for impairment between the annual tests if an event occurs or circumstances change indicating that the asset might be impaired.   Amortizable intangible assets are amortized using the straight-line method over their estimated useful lives, which is the estimated period over which economic benefits are expected to be provided.

In determining that each of our trademarks has an indefinite life, management considered the factors found in paragraph 11 of SFAS No. 142. Management believes that each of our trademarks has the continued ability to generate cash flows indefinitely. Management’s determination that our trademarks have indefinite lives includes an evaluation of historical cash flows and projected cash flows for each of these trademarks. In addition, there are no legal, regulatory, contractual, economic or other factors to limit the useful life of these trademarks, and management intends to renew each of these trademarks, which can be accomplished at little cost.

During 2007, the Company determined the carrying values of two trademarks were impaired and recorded a $2.7 million charge.  In 2008, the Company conducted its annual review of intangible assets and believes the carrying values are appropriate.

Self-Insurance Reserves

The Company is partially self-insured for the purposes of providing health care benefits to employees covered by its insurance plan.  The plan covers all full-time employees of the Company on the first day of the month after hiring date for salaried employees, and the first day of the month following the ninetieth day of service for hourly employees.  The plan covers the employee’s dependents, if elected by the employee.  The company has contracted with an insurance carrier for stop loss coverage that comments when $75,000 in claims is paid annually for a covered participant.  In addition, the Company has contracted for aggregate stop loss insurance which provides coverage after the maximum amount paid by the Company exceeds approximately $1.5 million.   Estimated unpaid claims included in accrued liabilities amount to $275,877 and $321,241 at December 27, 2008 and December 29, 2007 respectively.   These amounts represents management’s best estimate of amounts that have not been paid prior to the year-end dates.  It is reasonably possible that the expense the Company will ultimately incur could differ.

Advertising and Promotional Expenses and Trade Spending.

The Company expenses production costs of advertising the first time the advertising takes place, except for cooperative advertising costs which are expensed when the related sales are recognized. Costs associated with obtaining shelf space (i.e., “slotting fees”) are accounted for as a reduction of revenue in the period in which such costs are incurred by the Company. Anytime the Company offers consideration (cash or credit) as a trade advertising or promotional allowance to a purchaser of products at any point along the distribution chain, the amount is accrued and recorded as a reduction in revenue when the transaction occurs.  Marketing programs that deal directly with the consumer, primarily consisting of in-store demonstration/samples and a sponsorship with a professional baseball team, are recorded as a marketing expense in selling, general and administrative expenses. Further discussion of these marketing programs is expanded upon below:

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

•           Sponsorship:   The Company has a sponsorship with the Arizona Diamondbacks Major League Baseball team.  The sponsorship involves using the Arizona Diamondbacks team and Company marks inside and outside of the stadium to build awareness for the Company brands.

Revenue Recognition

In accordance with accounting principles generally accepted in the United States, the Company recognizes operating revenues upon shipment of products to customers provided title and risk of loss pass to its customers. In those instances where title and risk of loss does not pass until delivery, revenue recognition is deferred until delivery has occurred.  Revenue for products sold through our direct store delivery distributed product segment is recognized when the product is received by the retailer.  Provisions and allowances for sales returns, promotional allowances and discounts are also recorded as a reduction of revenues in the Company’s consolidated financial statements.

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

It is the Company’s policy to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of FIN 48, the Company did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest or penalties recorded during the years ended December 27, 2008 and December 29, 2007.

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Company’s U.S. federal income tax returns for years 2005 through 2008 remain open to examination by the Internal Revenue Service. The Company’s state tax returns for years 2004 through 2008 remain open to examination by the state.

Stock Options and Stock-Based Compensation

The Company’s 1995 Stock Option Plan (the “1995 Plan”), as amended, provided for the issuance of options to purchase 3,500,000 shares of Common Stock. The options granted pursuant to the 1995 Plan expire over a five-year period and generally vest over three years. In addition to options granted under the 1995 Plan, the Company also issued non-qualified options (non-plan options) to purchase Common Stock to certain Directors and Officers which are exercisable and expire either five or ten years from date of grant. All options are issued at an exercise price of fair market value of the underlying common stock on the date of grant and are non-compensatory. The 1995 Plan expired in May 2005 with 410,518 reserved but unissued shares of Common Stock available for issuance under the 1995 Plan, and was replaced by the Inventure Group, Inc. 2005 Equity Incentive Plan (the “2005 Plan”) as described below.

The 2005 Plan was approved at the Company’s 2005 Annual Meeting of Shareholders and reserved for issuance that number of shares of Common Stock determined by adding (a) 410,518, which is the number of reserved but unissued shares available for issuance under the 1995 Plan, (b) 500,000, which is the number of additional shares approved by the stockholders on May 23, 2006 to be added to the 2005 Plan, and (c) 500,000, which is the number of additional shares approved by the stockholders on May 19, 2008 to be added to the 2005 Plan.  If any shares of Common Stock subject to awards granted under the 1995 Plan or the 2005 Plan are canceled, those shares will be available for future awards under the 2005 Plan.  The 2005 Plan expires in May 2015, and awards granted under the 2005 Plan may include nonqualified stock options, incentive stock options, restricted stock, restricted stock units, stock appreciation rights, performance units and stock-reference awards.  Prior to May 2008, all stock option grants had a 5-year term. The fair value of these stock option grants is amortized to expense over the vesting period, generally three years for employees and one year for the Board of Directors.  In May 2008, the Company’s Board of Directors approved a 10 year term for all future stock option grants, with vesting periods of five years and one year for employees and Board of Director members, respectively.

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

During the years ended December 27, 2008 and December 29, 2007, the total share-based compensation expense from restricted stock recognized in the financial statements was $31,812 and $60,793, respectively. There were no share-based compensation costs which were capitalized. As of December 27, 2008 and December 29, 2007 the total unrecognized costs related to non-vested restricted stock awards granted was $0 and $38,810, respectively. The Company expects to recognize such costs in the financial statements over a weighted-average period of three years.

Total share-based compensation expense from vested options recognized in the financial statements was $260,925 in 2008 and $312,479 in 2007 which reduced income from operations accordingly. There were no share-based compensation costs which were capitalized.

There were no stock options exercised during the year ended December 27, 2008.  The Company received $77,331 in cash from the exercise of stock options during the year ended December 29, 2007.  The excess tax benefit realized for the tax deductions from the exercise of options of the share-based payment arrangements for the year ended December 29, 2007 was $5,827.

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

	2008	2007
Expected dividend yield	0%	0%
Expected volatility	46%	47%
Risk-free interest rate	1% - 3%	4% - 5%
Expected life – Employees options	3.5 years	1.8 years
Expected life – Board of directors options	1.4 years	1.6 years

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

As of December 27, 2008, the amount of unrecognized compensation expense to be recognized over the next two years, in accordance with SFAS 123R, is approximately $0.2 million. This expected compensation expense does not reflect any new awards, or modifications to existing awards, that could occur in the future. Generally, the Company issues new shares upon the exercise of stock options as opposed to reissuing treasury shares.

Earnings Per Common Share

Basic earnings per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is calculated by including all dilutive common shares such as stock options and restricted stock. The total stock options outstanding of 2,223,833 and restricted shares outstanding of 35,853 were excluded from the weighted average per share calculation for the year ended December 27, 2008 because inclusion of such would be anti-dilutive. Exercises of outstanding stock options or warrants are assumed to occur for purposes of calculating diluted earnings per share for periods in which their effect would not be anti-dilutive. No exercises were assumed for the years ended December 27, 2008 and December 29, 2007 because they would be anti-dilutive. Earnings per common share was computed as follows for the years ended December 27, 2008 and December 29, 2007:

	2008	2007
Basic Earnings Per Common Share:
Net income (loss)	$2,369,291	$(1,503,473)

Weighted average number of common shares	18,736,331	19,206,344
Earnings (loss) per common share	$0.13	$(0.08)

Diluted Earnings Per Common Share:
Net income (loss)	$2,369,291	$(1,503,473)

Weighted average number of common shares	18,736,331	19,206,344
Incremental shares from assumed conversions - Stock options and restricted stock	—	—
Adjusted weighted average number of common shares	18,736,331	19,206,344

Earnings (loss) per common share	$0.13	$(0.08)

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

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin No. 51 (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the controlling and noncontrolling interests and requires the separate disclosure of income attributable to controlling and noncontrolling interests. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact that the adoption of SFAS 160 will have on its consolidated financial statements.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 applies to all entities and requires specified disclosures for derivative instruments and related hedge items accounted for under SFAS 133, Accounting for Derivative Instruments and Hedging Activities.   SFAS 161 requires enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for and their effect on an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008.  The adoption of SFAS 161 is not expected to have a material impact on the Company’s financial position, results of operations or liquidity.

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

The following unaudited pro-forma consolidated results of operations for the year ended December 29, 2007 assumes the Rader Farms acquisition occurred as of the beginning of the year. The pro-forma results are not necessarily indicative of the actual results that would have occurred had the acquisition been completed as of the beginning of the period presented, nor is it necessarily indicative of future consolidated results.

Year Ended
December 29, 2007

Total revenues	$105,732,297
Net income (loss)	$(763,832)
Basic earnings (loss) per share	$(0.04)
Diluted earnings (loss) per share	$(0.04)

3.     Goodwill and Trademarks:

Goodwill, trademarks and other intangibles, net consisted of the following as of December 27, 2008 and December 29, 2007:

	Estimated Useful Life	December 27, 2008	December 29, 2007
Goodwill:
The Inventure Group, Inc.		$5,986,252	$5,986,252
Rader Farms, Inc.		5,629,973	5,603,736

Total goodwill, net		$11,616,225	$11,589,988

Trademarks:
The Inventure Group, Inc.		$1,535,659	$1,535,659
Rader Farms, Inc.		1,070,000	1,070,000

Other intangibles:
Rader - Covenant-not-to-compete, gross carrying amount	5 years	160,000	160,000
Rader - Covenant-not-to-compete, accum. amortization		(50,673)	(18,667)
Rader - Customer relationship, gross carrying amount	10 years	100,000	100,000
Rader - Customer relationship, accum. amortization		(15,826)	(19,250)

Total trademarks and other intangibles, net		$2,799,160	$2,827,742

The weighted average useful life of amortizable intangible assets is 6.92 years.  Amortization expense for the years ending December 27, 2008 and December 29, 2007 was $49,025 and $52,273, respectively. As of December 27, 2008, we expect amortization expense on these intangible assets over the next five years to be as follows:

2009	$42,000
2010	$42,000
2011	$42,000
2012	$23,327
2013	$10,000

Goodwill and trademarks are reviewed for impairment annually in the second fiscal quarter, or more frequently if impairment indicators arise. Goodwill is required to be tested for impairment between the annual tests if an event occurs or circumstances change that more-likely-than-not reduces the fair value of a reporting unit below its carrying value. Intangible assets with indefinite lives are required to be tested for impairment between the annual tests if an event occurs or circumstances change indicating that the asset might be impaired. The Company believes the carrying values of its intangible assets are appropriate.

4.              Accrued Liabilities:

Accrued liabilities consisted of the following as of December 27, 2008 and December 29, 2007:

	2008	2007
Accrued payroll and payroll taxes	$1,531,079	$1,385,596
Accrued royalties and commissions	679,152	561,458
Accrued advertising and promotion	669,256	1,022,639
Accrued other	1,640,860	1,236,385
	$4,520,347	$4,206,078

5.              Inventories:

Inventories consisted of the following as of December 27, 2008 and December 29, 2007:

	2008	2007
Finished goods	$6,133,453	$3,838,344
Raw materials	7,846,073	7,747,253
	$13,979,526	$11,585,597

6.     Property and Equipment:

Property and equipment consisted of the following as of December 27, 2008 and December 29, 2007:

	Useful Lives	2008	2007
Buildings and improvements	20 – 30 years	$10,797,734	$10,799,281
Equipment	7 – 15 years	23,444,317	20,402,765
Land	—	346,506	346,506
Vehicles	5 years	117,918	268,330
Furniture and office equipment	2 – 5 years	4,133,450	3,174,208
		38,839,925	34,991,090
Less accumulated depreciation and amortization		(14,291,865)	(11,554,338)
		$24,548,060	$23,436,752

7.     Long-Term Debt and Line of Credit:

Long-term debt consisted of the following as of December 27, 2008 and December 29, 2007:

	December 27, 2008	December 29, 2007
Mortgage loan due monthly through July, 2012; interest at 9.03%; collateralized by land and building in Goodyear, AZ	$1,577,093	$1,633,771
Mortgage loan due monthly through December, 2016; interest rate at 30 day LIBOR plus 165 basis points, fixed through a swap agreement to 6.85%; collateralized by land and building in Bluffton, IN	2,284,909	2,344,220
Equipment term loan due monthly through May, 2104; interest at LIBOR plus 165 basis points; collateralized by equipment at Rader Farms in Lynden, WA	4,714,286	5,571,429
Real Estate term loan due monthly through July, 2017; interest at LIBOR plus 165 basis points; fixed through a swap agreement to 4.28%; secured by a leasehold interest in the real property in Lynden, WA	3,780,919	3,937,763
Vehicle term loan and other miscellaneous loans due in various monthly installments through February, 2011; collateralized by vehicles	88,183	140,088
Office Equipment leases due June 2012	10,200	—
	12,455,590	13,627,271
Less current portion of long-term debt	(1,204,080)	(1,181,888)
Long-term debt, less current portion	$11,251,510	$12,445,383

Annual maturities of long-term debt as of December 27, 2008 are as follows:

Year
2009	$1,204,082
2010	1,202,516
2011	1,216,446
2012	1,226,236
2013	1,254,188
Thereafter	6,352,123
$12,455,591

To fund the acquisition of Rader Farms, the Company entered into a Loan Agreement (the “Loan Agreement”) with U.S. Bank National Association (“U.S. Bank”). Each of our subsidiaries is a guarantor of the Loan Agreement, which is secured by a pledge of all of the assets of our consolidated group. The borrowing capacity available to us under the Loan Agreement consists of notes representing:

•                  a $15,000,000 revolving line of credit maturing on June 30, 2011; $8,188,990 was outstanding at December 27, 2008. Based on eligible assets, the amount available under the line of credit was $3,042,003 at December 27, 2008. As defined in the revolving credit facility note, all borrowings under the revolving line of credit will bear interest at either (i) the prime rate of interest announced by U.S. Bank from time to time or (ii) LIBOR plus the LIBOR Rate Margin.  The rate at December 27, 2008 was 3.25%

•                  Equipment term loan due May 2014 noted above.

•                  Real estate term loan due July 2017 noted above.

U.S. Bank may terminate its commitments and accelerate the repayment of amounts outstanding and exercise other remedies upon the occurrence of an event of default (as defined in the Loan Agreement), subject, in certain instances, to the expiration of an applicable cure period. The agreement requires the Company to maintain compliance with certain financial covenants, including a minimum tangible net worth, a minimum fixed charge coverage ratio and a minimum current ratio. At December 27, 2008, the Company was in compliance with all of the financial covenants. Deferred financing fees totaling $119,744, which are included in Other Assets, were recorded in connection with the Loan Agreement and are being amortized over the life of the loan.

Interest income (expense), net consisted of the following for the fiscal years ended December 27, 2008 and December 29, 2007:

	2008	2007
Interest expense	$(1,275,872)	$(1,172,989)

Interest income	337	198,766

Interest income (expense), net	$(1,275,535)	$(974,223)

Interest Rate Swaps

To manage exposure to changing interest rates, the Company selectively enters into interest rate swap agreements.  The Company’s interest rate swaps qualify for and are designated as cash flow hedges.  Changes in the fair value of a swap that is highly effective and that is designated and qualifies as a cash flow hedge to the extent that the hedge is effective, are recorded in other comprehensive income (loss).

The Company entered into an interest rate swap in 2006 to convert the interest rate of the mortgage to purchase the Bluffton, Indiana plant from the contractual rate of 30 day LIBOR plus 165 basis points to a fixed rate of 6.85%. On September 28, 2008, the Company’s first day of its fiscal fourth quarter, the Company prospectively redesignated the hedging relationship to a cash flow hedge.   The swap has a fixed pay-rate of 6.85% and a notional amount of approximately $2.3 million at December 27, 2008 and expires in December, 2016.  We evaluate the effectiveness of the hedge on a quarterly basis and at December 27, 2008 the hedge is highly effective.  The interest rate swap had fair value of ($425,726) at December 27, 2008, which is recorded as a liability on the accompanying consolidated balance sheet.   The swap value was determined in accordance with SFAS No. 157 using Level 2 observable inputs and approximates the net loss that would have been realized if the contract had been settled on December 27, 2008.  An unrealized loss of $138,528 was recorded as interest expense in the Company’s condensed, consolidated statement of operations during the three quarters ending September 27, 2008, associated with this swap.

The Company entered into another interest rate swap in January 2008 to effectively convert the interest rate of the real estate term loan to a fixed rate of 4.28%.  The interest rate swap is structured with a decreasing notional amounts to match the expected pay down of the debt.  The notional value of the swap at December 27, 2008 was $3.8 million.  The interest rate swap is effective through December 27, 2008 and is accounted for as a cash flow hedge derivative.  We evaluate the effectiveness of the hedge on a quarterly basis and during the year ended December 27, 2008 the hedge is highly effective.  The interest rate swap had fair value of ($460,496) at December 27, 2008, which is recorded as a liability on the accompanying consolidated balance sheet, and was recorded in “Accumulated other comprehensive income,” all of which represents the change in fair value for the year ended December 27, 2008.  This value was determined in accordance with SFAS No. 157 using Level 2 observable inputs and approximates the net loss that would have been realized if the contract had been settled on December 27, 2008.

8.     Commitments and Contingencies:

The Company is periodically a party to various lawsuits arising in the ordinary course of business. Management believes, based on discussions with legal counsel, that the resolution of such lawsuits, individually and in the aggregate, will not have a material adverse effect on the Company’s financial position or results of operations. See Note 12, “Litigation”.

The Company leases one-half of a 200,000 square foot facility in Bluffton, Indiana which is used as a distribution center. The Company entered into an operating lease, the initial term expiring in November 2006, with respect to the facility and has entered into the first of two three-year renewal options. Current lease payments are approximately $32,500 per month. The Company also has entered into a service agreement expiring in December 2009 with a third party for warehousing services. The service agreement includes certain minimum monthly usage commitments amounting to $1,188,000 in each of 2008 and 2009.

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

In addition to the Company’s facility and land leases, the Company has entered into a variety of operating leases for equipment and vehicles.  Rental expense under all operating leases was $2,111,242 and $1,658,886 for fiscal 2008 and 2007, respectively.  Minimum future rental commitments under non-cancelable leases as of December 27, 2008 are as follows:

Year	Operating Leases
2009	$1,581,000
2010	1,260,000
2011	1,027,000
2012	925,000
2013	564,000
Thereafter	1,948,000
Total	$7,305,000

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

On August 1, 2005, the Company issued to its Senior Vice President of Marketing 35,353 shares of restricted stock under the Company’s 2005 Equity Incentive Plan, subject to vesting in equal annual installments over three years.  The restricted stock was valued at the fair market value of the Common Stock on the date of grant, and the resulting unearned compensation expense was $175,000.  During 2008 and 2007, amortization expense of $38,812 and $58,215, respectively, related to this grant is included in selling, general and administrative expenses.

Preferred Stock

The Company has authorized 50,000 shares of $100 par value Preferred Stock, none of which is outstanding.  The Company may issue such shares of Preferred Stock in the future without shareholder approval.

Stock Options

 The Company’s 1995 Stock Option Plan (the “1995 Plan”), as amended, provided for the issuance of options to purchase 3,500,000 shares of Common Stock.  The options granted pursuant to the 1995 Plan expire over a five-year period and generally vest over three years.  In addition to options granted under the 1995 Plan, the Company also issued non-qualified options (non-plan options) to purchase Common Stock to certain Directors and Officers which are exercisable and expire either five or ten years from date of grant.  All options are issued at an exercise price of fair market value at the date of grant and are non-compensatory.  The 1995 Plan expired in May 2005 with 410,518 reserved but unissued shares of Common Stock available for issuance under the 1995 Plan, and was replaced by the Inventure Group, Inc. 2005 Equity Incentive Plan (the “2005 Plan”) as described below.

The 2005 Plan was approved at the Company’s 2005 Annual Meeting of Shareholders and reserved for issuance that number of shares of Common Stock determined by adding (a) 410,518, which is the number of reserved but unissued shares available for issuance under the 1995 Plan, (b) 500,000, which is the number of additional shares approved by the stockholders on May 23, 2006 to be added to the 2005 Plan, and (c) 500,000, which is the number of additional shares approved by the stockholders on May 19, 2008 to be added to the 2005 Plan.  If any shares of Common Stock subject to awards granted under the 1995 Plan or the 2005 Plan are canceled, those shares will be available for future awards under the 2005 Plan.  The 2005 Plan expires in May 2015, and awards granted under the 2005 Plan may include: nonqualified stock options, incentive stock options, restricted stock, restricted stock units, stock appreciation rights, performance units and stock-reference awards..  Prior to May 2008, all stock option grants had a 5-year term. The fair value of these stock option grants is amortized to expense over the vesting period, generally three years for employees and one year for the Board of Directors.  In May 2008, the Company’s Board of Directors approved a 10 year term for all future stock option grants, with vesting periods of five years and one year for employees and Board of Director members, respectively.  As of December 27, 2008, there were 3,032 shares of Common Stock available for Awards under the 2005 Plan.

During fiscal years 2007 and 2008, stock option activity was as follows:

	Plan Options		Non-Plan Options
	Options Outstanding	Weighted Average Exercise Price	Options Outstanding	Weighted Average Exercise Price
Balance, December 30, 2006	722,000	$2.80	52,500	$3.60
Granted	1,081,500	2.71	—	—
Canceled	(125,533)	3.13	(7,500)	3.60
Exercised	(35,467)	2.18	—	—
Balance, December 29, 2007	1,642,500	$2.73	45,000	$3.60
Granted	1,000,000	1.83	—	—
Canceled	(418,667)	2.66	(45,000)	3.60
Exercised	—	—	—	—
Balance, December 27, 2008	2,223,833	$2.34	—	$—

The following table summarizes information about stock options outstanding and exercisable at December 27, 2008:

Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$ 1.59 - $1.94	1,000,000	7.5	$1.83	—	$—
$ 2.10 - $2.99	1,126,833	2.3	$2.70	692,167	$2.70
$ 3.08 - $3.60	82,000	3.4	$3.12	50,667	$3.12
$ 4.20 - $5.00	15,000	1.6	$5.00	15,000	$5.00
	2,223,833	4.6	$2.34	757,834	$2.77

The following table summarizes information about stock options outstanding and exercisable at December 29, 2007:

Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$ 2.10 - $2.99	1,530,500	3.4	$2.68	234,999	$2.66
$ 3.08 - $3.60	142,000	3.1	$3.13	60,000	$3.52
$ 4.20 - $5.00	15,000	2.6	$5.00	15,000	$5.00
	1,687,500	3.3	$2.75	309,999	$3.00

The table below summarizes the number of exercisable options outstanding and the weighted average exercise prices for each of the previous two fiscal years:

	Plan Options		Non-Plan Options
	Exercisable Options Outstanding	Weighted Average Exercise Price	Exercisable Options Outstanding	Weighted Average Exercise Price
December 27, 2008	757,834	$2.77	—	$—
December 29, 2007	264,999	$2.42	45,000	$3.60

The weighted average grant-date fair value of options granted during the years ending December 27, 2008 and December 29, 2007 was $0.53 and $0.91 respectively.

The total intrinsic value related to stock options exercisable and outstanding was zero as of December 27, 2008 and as of December 29, 2007.  The aggregate intrinsic value is based on the exercise price and the Company’s closing stock price of $1.60 as of December 27, 2008. and $2.05 as of December 29, 2007.

Treasury Stock

In September 2008, the Company’s Board of Directors approved a stock re-purchase program whereby up to $2 million of common stock could be purchased from time to time at the discretion of management (the “2008 program”).  The repurchased shares were held as treasury stock and are available for general corporate purposes.   The program expires August 23, 2009 and the Company continues to evaluate its share repurchase opportunities.

Period	Total Number of Shares Repurchased	Weighted Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum that may yet be Purchased Under the 2008 Program

9/24/08 Approved				$2,000,000

9/24/08 - 12/27/08	498,029	$1.46	498,029	498,029
Program Remaining				$1,501,971

In August, 2007 the Company’s Board of Directors approved a stock re-purchase program whereby up to $3 million of common stock could be purchased from time to time at the discretion of management (the “2007 program”).    The repurchased shares were held as treasury stock and were available for general corporate purposes.  On July 29, 2008, the Company repurchased 90,000 shares at $1.80 per share for a total cost of $162,000 from Eric J. Kuefel, the Company’s former Chief Executive Officer, on the open market through M.S. Howells & Co., a broker-dealer in which Mark S. Howells, a director of the Company, is a principal.  M.S. Howells & Co. received a brokerage fee of $1,800, or $0.02 per share in connection with this transaction.  The 2007 program expired on August 23, 2008.

In May, 2006 the Company’s Board of Directors approved a stock re-purchase program whereby up to $3 million of common stock could be purchased from time to time at the discretion of management (the “2006 program”).  The 2006 program expired on February 14, 2007.  The repurchased shares were held as treasury stock and were available for general corporate purposes.

A summary of common stock repurchases under the 2006-2008 programs is set forth in the following table. All shares of common stock were repurchased pursuant to open market transactions.  Common stock held in the Company’s treasury has been recorded at cost.

Period	Program	Total Number of Shares Repurchased	Weighted Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Amount Repurchased Under the Program

9/24/08 – 12/27/08	2008	498,029	$1.46	498,029	$729,553

12/30/07 – 8/23/08	2007	90,400	1.82	90,400	164,528

8/31/07 – 12/29/07	2007	526,658	2.16	526,658	1,136,153

8/1/06 – 11/30/06	2006	818,740	2.25	818,740	1,845,421

Totals		1,933,827	$2.00	1,933,827	$3,875,655

On December 27, 2008 the Company’s Board of Directors approved the retirement of all treasury stock shares purchased under the 2006, 2007, and 2008 programs.   A total of 1,933,827 shares were retired at cost.  The Company’s treasury stock balance of shares held as of December 27, 2008 was zero.

10.                               Income Taxes:

The benefit (or provision) for income taxes consisted of the following for the years ended December 27, 2008 and December 29, 2007:

	2008	2007
Current:
Federal	$2,709	$—
State	(122,314)	7,418
	(119,605)	7,418
Deferred:
Federal	(1,460,881)	589,143
State	(141,305)	113,529
	(1,602,186)	702,672
Total benefit (provision) for income taxes	$(1,721,791)	$710,090

The following table provides reconciliation between the amount determined by applying the statutory federal income tax rate to the pretax income amount for the years ended December 27, 2008 and December 29, 2007:

	2008	2007
Benefit (provision) at statutory rate	$(1,390,946)	$752,509
State tax benefit (provision), net	(217,734)	110,664
Nondeductible expenses and other	(113,111)	(153,083)
Income tax benefit (provision)	$(1,721,791)	$710,090

The income tax effects of loss carryforwards and temporary differences between financial and income tax reporting that give rise to the deferred income tax asset and liability are as follows as of December 27, 2008 and December 29, 2007:

	2008	2007
Deferred Tax Asset – current
Net operating loss carryforward	$196,046	$664,333
Allowance for doubtful accounts	31,488	11,373
Accrued liabilities	510,864	344,524
Other	93,381	160,119
	831,779	1,180,349
Deferred Tax Liability – noncurrent
Depreciation and amortization	(2,859,733)	(1,606,117)
AMT minimum tax credit carryforward	31,390	31,390
Unrealized loss on interest rate swap	299,077	—
	(2,529,266)	(1,574,727)
Net deferred tax liability	$(1,697,487)	$(394,378)

The Company has recorded a deferred tax asset of $196,046 reflecting the benefit of approximately $577,000 in loss carryforwards.  Such deferred tax assets expire between 2023 and 2025. Realization of the tax benefit is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards.  Although realization is not assured, management believes it is more likely than not that all of the deferred tax asset will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.  The Company also has an alternative minimum tax (“AMT”) credit carryforward for federal income tax purposes of $31,390 at December 27, 2008.

Generally accepted accounting principles require that a valuation allowance be established when it is more-likely-than-not that all or a portion of a deferred tax asset will not be realized.  Changes in valuation allowances from period to period are included in the tax provision in the period of change.  In determining whether a valuation allowance is required, the Company takes into account all positive and negative evidence with regard to the utilization of a deferred tax asset including our past earnings history, expected future earnings, the character and jurisdiction of such earnings, unsettled circumstances that, if unfavorably resolved, would adversely affect utilization of a deferred tax asset, carryback and carryforward periods and tax strategies that could potentially enhance the likelihood of realization of a deferred tax asset.  The Company provides for income taxes at a rate equal to the combined federal and state effective rates, which approximated 42% under current tax rates.

11.  Business Segments and Significant Customers:

For the years ended December 27, 2008 and December 29, 2007, Costco was the only customer accounting for more than 10% of total Company net revenue.  Costco accounted for $27,160,000 or 24% and $13,620,000 or 15%, for fiscal years 2008 and 2007, respectively.

The Company’s operations consist of three reportable segments: manufactured snack products, berry products and distributed products.  The manufactured products segment produces potato chips, potato crisps and potato skins for sale primarily to snack food distributors and retailers.  The berry products segment produces frozen berries for sale primarily to groceries and mass merchandisers.  The distributed products segment sells snack food products manufactured by other companies to the Company’s Arizona snack food distributors.  The Company’s reportable segments offer different products and services.  The majority of the Company’s revenues are attributable to external customers in the United States.  The Company does sell to customers in Canada, the United Kingdom, Mexico, Japan, and Argentina as well, however the revenues attributable to those customers is immaterial.  All of the Company’s assets are located in the United States.  The Company does not allocate any assets to the distributed products segment.

	Percent of Net Revenues
	2008	2007
Branded snack products	59%	71%
Private label snack products	4%	3%
Total manufactured snack products segment revenues	63%	74%

Berry products	34%	23%
Distributed products segment revenues	3%	3%

Total revenues	100%	100%

In fiscal years 2008 and 2007, the T.G.I. Friday’s® brand snacks represented 33% and 47%, respectively, of the Company’s total net revenues.

The accounting policies of the segments are the same as those described in the Summary of Significant Accounting Policies (Note 1).  The Company does not allocate assets, selling, general and administrative expenses, income taxes or other income and expense to segments.

	Manufactured Snack Products	Berry Products	Distributed Products	Consolidated
2008
Net revenues from external customers	$71,732,580	$38,404,530	$2,921,604	$113,058,715
Depreciation and amortization included in segment gross profit	889,057	393,285	—	1,282,342
Segment gross profit	14,307,658	7,440,169	446,482	22,194,309
Goodwill	5,986,252	5,629,973	—	11,616,225

2007
Net revenues from external customers	$67,405,404	20,750,403	$2,754,773	$90,910,580
Depreciation and amortization included in segment gross profit	890,178	554,719	—	1,444,897
Segment gross profit	11,337,227	3,926,857	314,929	15,579,013
Goodwill	5,986,252	5,603,736	—	11,589,988

The following table reconciles reportable segment gross profit to the Company’s consolidated income before income tax benefit (provision) for the years ended December 27, 2008 and December 29, 2007:

	2008	2007
Segment gross profit	$22,194,309	$15,579,013
Unallocated amounts:
Operating expenses	(16,827,692)	(16,818,353)
Interest income (expense), net	(1,275,535)	(974,223)
Income before income taxes	$4,091,082	$(2,213,563)

12.  Litigation:

The Company is periodically a party to various lawsuits arising in the ordinary course of business.  Management believes, based on discussions with legal counsel, that the resolution of any such lawsuits, individually and in the aggregate,  will not have a material adverse effect on the financial statements taken as a whole.

The Inventure Group, Inc. is one of eight companies sued by the Environmental Law Foundation in August, 2006 in the Superior Court for the State of California for the County of Los Angeles by the Attorney General of the State of California for alleged violations of California Proposition 65. California Proposition 65 is a state law that, in part, requires companies to warn California residents if a product contains chemicals listed within the statute. The plaintiff seeks injunctive relief and penalties but has made no specific demands.  Settlement discussions are ongoing.

13.  Related Party Transactions:

The Company owns the farming operations and the processing and storage facility located on 696 acres of land in Lynden, Washington, which is leased from the Uptrails Group LLC, owned by four members of the Rader family.  One of the four, Brad Rader, is a current employee of the Company and two of the others, Lyle and Sue Rader, were the former owners of Rader Farms.  This operating lease commenced on the acquisition date and is effect until May 17, 2017.  Lease payments are $43,500 per month throughout the term of the lease.

14.  Quarterly Financial Data (Unaudited):

The results for any single quarter are not necessarily indicative of the Company’s results for any other quarter or the full year.  The sum of quarterly earnings (loss) per share information may not agree to the annual amount due to rounding and use of the treasury stock method of calculating earnings (loss) per share.

(in 000’s, except for share and per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year

Fiscal 2008
Net revenues	$26,171	$29,249	$29,822	$27,817	$113,059
Gross profit	5,075	5,301	7,112	4,706	22,194
Operating income (loss)	1,259	1,336	2,118	654	5,367
Net income (loss)	$411	$723	$1,103	$132	$2,369

Earnings (loss) per common share:
Basic	$0.02	$0.04	$0.06	$0.01	$0.13
Diluted	$0.02	$0.04	$0.06	$0.01	$0.13

Weighted average number of common shares:
Basic	18,810,994	18,840,415	18,750,919	18,452,948	18,736,331
Diluted	18,811,208	18,840,415	18,750,919	18,452,948	18,736,331

(in 000’s, except for share and per share data)	First Quarter	Second Quarter (1)	Third Quarter	Fourth Quarter (2)	Full Year

Fiscal 2007
Net revenues	$16,980	$22,926	$25,372	$25,633	$90,911
Gross profit	3,097	4,362	4,495	3,625	15,579
Operating income (loss)	189	766	536	(2,730)	(1,239)
Net income (loss)	$106	$332	$41	$(1,982)	$(1,503)

Earnings (loss) per common share:
Basic	$0.01	$0.02	$0.00	$(0.10)	$(0.08)
Diluted	$0.01	$0.02	$0.00	$(0.10)	$(0.08)

Weighted average number of common shares:
Basic	19,302,251	19,303,394	19,285,759	18,933,971	19,206,344
Diluted	19,317,893	19.381,322	19,290,538	18,933,971	19,206,344

(1) The Company acquired Rader Farms on May 17, 2007.

(2) The Company recorded an impairment charge of $2.7 million in the fourth quarter.

15.  Accounts Receivable Allowance:

Changes to the allowance for doubtful accounts during the each of the two fiscal years ended December 27, 2008 are summarized below:

	Balance at beginning of period	Charges (Reductions) to Expense	(Write-offs) Collections	Balance at end of period
Fiscal 2007	$26,452	84,346	(81,637)	$29,161
Fiscal 2008	$29,161	83,794	(32,215)	$80,740

16.  Concentrations of Credit Risk:

The Company’s cash is placed with major banks.  The Company, in the normal course of business, maintains balances in excess of Federal insurance limits.

The Company’s primary concentration of credit risk is related to certain trade accounts receivable.  In the normal course of business, the Company extends unsecured credit to its customers.  In 2008 and 2007, substantially all of the Company’s customers were distributors or retailers whose sales were concentrated in the grocery industry, throughout the United States.  The Company investigates a customer’s credit worthiness before extending credit.  At December 27, 2008 and December 29, 2007, three customers accounted for 30% and 26% of accounts receivable, respectively.

EXHIBIT INDEX

23.1	—	Consent of Moss Adams LLP.

23.2	—	Consent of Deloitte & Touche LLP.

31.1	—	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15(d)-14(a).

31.2	—	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15(d)-14(a).

32	—

Certification of Chief Executive Officer and Chief Financial Officer and Principal Accounting Officer pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.