Form 10-Q
period 2009-03-28
INVENTURE GROUP, INC.
filed 2009-05-12
CIK 944508

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 28, 2009

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

Indicate by check whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 18,252,386 as of May 2, 2009.

PART I.                                                   FINANCIAL INFORMATION

Item 1.                                                          Financial Statements

THE INVENTURE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

	March 28,	December 27,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$735,107	$683,567
Accounts receivable, net of allowance for doubtful accounts of $101,791 in 2009 and $80,740 in 2008	11,232,429	9,767,750
Inventories, net	13,001,576	13,979,526
Deferred income tax asset	635,733	831,779
Other current assets	815,992	777,192
Total current assets	26,420,837	26,039,814

Property and equipment, net	24,464,303	24,548,060
Goodwill, net	11,616,225	11,616,225
Trademarks and other intangibles, net	2,788,660	2,799,160
Other assets	276,525	257,783
Total assets	$65,566,550	$65,261,042

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,352,366	$7,629,321
Line of credit	7,307,690	8,188,990
Accrued liabilities	4,811,100	4,520,347
Current portion of long-term debt	1,205,703	1,204,080
Total current liabilities	21,676,859	21,542,738

Long-term debt, less current portion	10,941,285	11,251,510
Interest rate swaps	795,620	886,222
Deferred income tax liability	2,575,246	2,529,266
Total liabilities	35,989,010	36,209,736

Commitments and contingencies (Note 5)

Shareholders’ equity:
Preferred stock, $100 par value; 50,000 shares authorized; no shares issued or outstanding at March 28, 2009 and December 27, 2008	—	—
Common stock, $.01 par value; 50,000,000 shares authorized; 18,252,386 shares issued and outstanding at March 28, 2009 and December 27, 2008, respectively	182,525	182,525
Additional paid-in capital	25,796,811	25,740,911
Accumulated other comprehensive income (loss)	(394,256)	(448,610)
Retained earnings	4,463,655	3,576,480
	30,048,735	29,051,306
Treasury stock, at cost: 367,957 shares at March 28, 2009 and -0- shares at December 27, 2008	(471,195)	—
Total shareholders’ equity	29,577,540	29,051,306
Total liabilities and shareholders’ equity	$65,566,550	$65,261,042

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE INVENTURE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	Quarter Ended
	March 28, 2009	March 29, 2008

Net revenues	$29,718,835	$26,171,075

Cost of revenues	23,624,489	21,096,340

Gross profit	6,094,346	5,074,735

Selling, general and administrative expenses	4,475,701	3,815,655

Operating income	1,648,645	1,259,080

Interest income (expense), net	(178,054)	(552,911)

Income before income tax provision	1,440,591	706,169

Income tax provision	553,416	294,873

Net income	$887,175	$411,296

Earnings (loss) per common share:
Basic	$0.05	$0.02
Diluted	$0.05	$0.02

Weighted average number of common shares:
Basic	18,164,223	18,810,994
Diluted	18,164,223	18,811,208

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE INVENTURE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Quarter Ended
	March 28, 2009	March 29, 2008

Cash flows from operating activities:
Net income	$887,175	$411,296
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	805,703	691,438
Amortization	15,610	21,360
Provision for bad debts	(27,390)	30,502
Deferred income taxes	242,026	281,059
Share-based compensation expense	55,900	73,918
Amortization of deferred compensation expense	—	11,201
(Gain) loss on disposition of equipment	—	(1,391)
Change in operating assets and liabilities:
Accounts receivable	(1,437,289)	(613,440)
Inventories	977,950	870,964
Other assets and liabilities	(51,583)	43,108
Accounts payable and accrued liabilities	966,483	1,392,254
Net cash provided by operating activities	2,434,585	3,212,269

Cash flows from investing activities:
Purchase of equipment	(721,946)	(1,075,043)
Net cash used in investing activities	(721,946)	(1,075,043)

Cash flows from financing activities:
Line of credit borrowings (payments), net	(881,300)	(2,332,411)
Payments made on long-term debt	(308,604)	(294,216)
Treasury stock purchases	(471,195)	(732)
Net cash used in financing activities	(1,661,099)	(2,627,359)
Net increase in cash and cash equivalents	51,540	(490,133)
Cash and cash equivalents at beginning of period	683,567	494,918
Cash and cash equivalents at end of period	$735,107	$4,785

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$220,229	$310,413

Supplemental disclosures of non-cash activities:
Accrual for interest expense resulting from interest rate swap	$—	$230,220

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

The Company’s fiscal year ends on the last Saturday occurring in the month of December of each calendar year.  Accordingly, the first quarter of  2009 commenced December 28, 2008 and ended March 28, 2009.

Business

The Company is a $100+ million marketer and manufacturer of healthy/all natural and indulgent specialty food brands. The Company is headquartered in Phoenix, Arizona with plants in Arizona, Indiana and Washington.  The goal is to build a rapidly growing specialty brand company that specializes on evolving consumer eating habits in two primary product segments: 1) Healthy/Natural Food Products 2) Indulgent Specialty Snack Food Brands.  The company sells its products nationally through a number of channels including: Grocery, Natural, Mass, Drug, Club, Vending, Food Service, Convenience Stores and International.

In the Healthy/Natural portfolio, products include Rader Farms frozen berries and Boulder Canyon Natural Foods™ brand kettle cooked potato chips. In the Indulgent Specialty category, products include TGI Friday’s® brand snacks under license from TGI Friday’s Inc., BURGER KINGTM brand snack products under license from Burger King Corporation, Poore Brother’s® kettle cooked potato chips, Bob’s Texas Style®kettle cooked chips, Tato Skins® brand potato snacks and O’Boises® potato snacks.  The Company also manufactures private label snacks for certain grocery retail chains and distributes in Arizona snack food products that are manufactured by others.

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

Basis of Presentation

The consolidated financial statements include the accounts of The Inventure Group, Inc. and all of its wholly owned subsidiaries.  All significant intercompany amounts and transactions have been eliminated.  The financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all the information and footnotes required by accounting principles generally accepted in the United States of America.  In the opinion of management, the condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary in order to make the condensed consolidated financial statements not misleading.  A description of the Company’s accounting policies and other financial information is included in the audited financial statements filed with the Company’s Annual Report on Form 10-K for the fiscal year ended December 27, 2008.  The results of operations for the quarter ended March 28, 2009 are not necessarily indicative of the results expected for the full year.

Fair Value Measurements

The Company adopted SFAS 157, “Fair Value Measurements” (SFAS 157) on December 29, 2007.  SFAS 157, among other things, defines fair value, establishes a consistent framework for measuring fair value and expands disclosure for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis. SFAS 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, SFAS 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

Level 1: Observable inputs such as quoted prices in active markets;

Level 2: Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3: Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The Company measures certain assets and liabilities at fair value consisting of cash and equivalents and interest rate swaps.

Adoption of New Accounting Pronouncement

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin No. 51 (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the controlling and noncontrolling interests and requires the separate disclosure of income attributable to controlling and noncontrolling interests. SFAS 160 is effective for fiscal years and interim periods beginning after December 15, 2008. The adoption of SFAS 160 had no impact on the Company’s financial position, results of operations or liquidity.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 applies to all entities and requires specified disclosures for derivative instruments and related hedge items accounted for under SFAS 133, Accounting for Derivative Instruments and Hedging Activities.   SFAS 161 requires enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for and their effect on an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for fiscal years and interim periods beginning after  November 15, 2008.  The adoption of SFAS 161 had no impact on the Company’s financial position, results of operations or liquidity.

FASB Staff Position No. 107-1 and Accounting Principles Board (APB) 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” were issued to outline the required financial statement disclosures relating to fair value of financial instruments during interim reporting periods. FASB Staff Position No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” was issued to provide additional guidance in evaluating the fair value of a financial instrument when the volume and level of activity for the asset or liability has significantly decreased. FASB Staff Position No. 115-2 and FASB Staff Position No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” were issued to provide additional guidance on presenting impairment losses on securities.

All of the above mentioned pronouncements will be effective for interim and annual reporting periods ending after June 15, 2009, and early adoption is permitted. The Company does not expect the adoption of these new pronouncements to have a material effect on its consolidated results of operations or financial condition.

Earnings Per Common Share

Basic earnings per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is calculated by including all dilutive common shares such as stock options and restricted stock. The total stock options outstanding of 2,150,833 and restricted shares outstanding of 35,853 were excluded from the weighted average per share calculation for the quarter ended March 28, 2009  because inclusion of such would be anti-dilutive.  Stock options outstanding of 1,687,500 and restricted shares outstanding of 35,853 were excluded from the weighted average per share calculation for the quarter ended March 29, 2008  because inclusion of such would be anti-dilutive.  Exercises of outstanding stock options or warrants are assumed to occur for purposes of calculating diluted earnings per share for periods in which their effect would not be anti-dilutive.  Earnings per common share was computed as follows for the quarters ended March 28, 2009 and March 29, 2008:

	Quarter Ended
	March 28, 2009	March 29, 2008
Basic Earnings Per Common Share:
Net income	$887,175	$411,296

Weighted average number of common shares	18,164,223	18,810,994

Earnings per common share.	$0.05	$0.02

Diluted Earnings Per Common Share:
Net income	$887,175	$411,296

Weighted average number of common shares	18,164,223	18,810,994
Incremental shares from assumed conversions of stock options and non-vested shares of restricted stock	—	214
Adjusted weighted average number of common shares	18,164,223	18,811,208

Earnings per common share	$0.05	$0.02

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

During the three months ending March 28, 2009 and March 29, 2008, the total share-based compensation expense from restricted stock recognized in the financial statements was $-0- and $11,906 respectively, and is included in selling, general and administrative expenses.  There were no share-based compensation costs which were capitalized.  As of March 28, 2009 and March 29, 2008 the total unrecognized costs related to non-vested restricted stock awards granted was $-0- and $24,234, respectively.

During the three months ended March 28, 2009 and March 29, 2008, the Company recorded $55,900 and $73,918 of share-based compensation expense, respectively, related to stock options.  There were no stock options exercised during the three months ended March 28, 2009 and March 29, 2008.

For purposes of applying SFAS 123R, the fair value of each stock option award that was granted prior to the effective date continues to be accounted for in accordance with SFAS 123 except that amounts must be recognized in the income statement. The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the three months ended:

	March 28, 2009	March 29, 2008
Expected dividend yield	0%	0%
Expected volatility	69%	46%
Risk-free interest rate	3%	2% - 3%
Expected life — Employees options	6.5 years	1.8 years
Expected life — Board of directors options	3.0 years	1.6 years

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

As of March 28, 2009, the amount of unrecognized compensation expense to be recognized over the next two years, in accordance with SFAS 123R, is approximately $0.2 million. This expected compensation expense does not reflect any new awards, or modifications to existing awards, that could occur in the future. Generally, the Company issues new shares upon the exercise of stock options as opposed to reissuing treasury shares.

The following table summarizes stock option activity during the quarter ended March 28, 2009:

	Plan Options
	Options Outstanding	Weighted Average Exercise Price
Balance, December 27, 2008	2,223,833	$2.34
Granted	60,000	$1.24
Forfeited	(133,000)	$2.44
Exercised	—	—
Balance, March 28, 2009	2,150,833	$2.30

The total intrinsic value related to stock options exercisable and outstanding was zero as of  March 28, 2009 and as of March 29, 2008.  The aggregate intrinsic value is based on the exercise price and the Company’s closing stock price of $1.56 as of March 28, 2009 and $1.74 as of March 29, 2008.

There were no restricted stock awards granted during the three months ended March 28, 2009 and March 29, 2008.  All restricted stock awards vest three years from the date of grant. Share-based compensation expense related to restricted stock awards is recognized on the straight-line method over the requisite service period, which is approximately three years, and the related share-based compensation expense is included in selling, general and administrative expenses.

Issuer Purchases of Equity Securities

The Company’s Board of Directors approved a stock re-purchase program that was publically announced on Form 8-K filed with the SEC on September 26, 2008 whereby up to $2 million of common stock could be purchased from time to time at the discretion of management (the “2008 program”).  The repurchased shares are generally held as treasury stock and are available for general corporate purposes unless and until such shares are retired by the Board.   The 2008 program expires August 23, 2009 and the Company continues to evaluate its share repurchase opportunities.  Below is a table showing repurchased shares for each month included in the period covered by this report:

Period	Total Number of Shares Repurchased	Weighted Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum that may yet be Purchased Under the 2008 Program

12/28/08 – 1/31/09	—	$—	—	$1,272,878

2/1/09 – 2/28/09	—	$—	—	$1,272,878

3/1/09 - 03/28/09	367,957	$1.28	367,957	$(471,195)

Total				$801,683

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

2.                                      Accrued Liabilities:

Accrued liabilities consisted of the following as of March 28, 2009 and December 27, 2008:

	March 28, 2009	December 27, 2008
Accrued payroll and payroll taxes	$1,294,616	$1,531,079
Accrued royalties and commissions	842,493	679,152
Accrued advertising and promotion	697,803	669,256
Accrued other	1,976,188	1,640,860
	$4,811,100	$4,520,347

3.                                      Inventories:

Inventories consisted of the following as of March 28, 2009 and December 27, 2008:

	March 28,	December 27,
	2009	2008
Finished goods	$5,593,106	$6,133,453
Raw materials	7,408,470	7,846,073
	$13,001,576	$13,979,526

4.                                      Goodwill, Trademarks and Other Intangibles, Net:

Goodwill, trademarks and other intangibles, net consisted of the following as of March 28, 2009 and December 27, 2008:

	Estimated Useful Life	March 28, 2009	December 27, 2008
Goodwill:
The Inventure Group, Inc.		$5,986,252	$5,986,252
Rader Farms, Inc.		5,629,973	5,629,973

Total Goodwill, net		$11,616,225	$11,616,225

Trademarks:
The Inventure Group, Inc.		1,535,659	$1,535,659
Rader Farms, Inc.		1,070,000	1,070,000

Other intangibles:
Rader - Covenant-not-to-compete, gross carrying amount	5 years	160,000	160,000
Rader - Covenant-not-to-compete, accum. Amortization		(58,673)	(50,673)
Rader - Customer relationship, gross carrying amount	10 years	100,000	100,000
Rader - Customer relationship, accum. amortization		(18,326)	(15,826)

Total Trademarks and other intangibles, net		$2,788,660	$2,799,160

Amortization expense for the quarters ended March 28, 2009 and March 29, 2008 were $10,500 and $21,360, respectively. As of December 27, 2008, we expect amortization expense on these intangible asset over the next five years to be as follows:

2009	$42,000
2010	$42,000
2011	$42,000
2012	$23,327
2013	$10,000

Goodwill and trademarks are reviewed for impairment annually in the second fiscal quarter, or more frequently if impairment indicators arise. Goodwill is required to be tested for impairment between the annual tests if an event occurs or circumstances change that more-likely-than-not reduces the fair value of a reporting unit below its carrying value. Intangible assets with indefinite lives are required to be tested for impairment between the annual tests if an event occurs or circumstances change indicating that the asset might be impaired.  The carrying values were not impaired as of March 28, 2009.

5.                                      Long-Term Debt:

Long-term debt consisted of the following as of March 28, 2009 and December 27, 2008:

	March 28,	December 27,
	2009	2008
Mortgage loan due monthly through July, 2012; interest at 9.03%; collateralized by land and building in Goodyear, AZ	$1,562,109	$1,577,093
Mortgage loan due monthly through December, 2016; interest rate at 30 day LIBOR plus 165 basis points, fixed through a swap agreement to 6.85%; collateralized by land and building in Bluffton, IN	2,268,782	2,284,909
Equipment term loan due monthly through May, 2104; interest at LIBOR plus 165 basis points; collateralized by equipment at Rader Farms in Lynden, WA	4,500,000	4,714,286
Real Estate term loan due monthly through July, 2017; interest at LIBOR plus 165 basis points; fixed through a swap agreement to 4.28%; secured by a leasehold interest in the real property in Lynden, WA	3,739,490	3,780,919
Vehicle term loan and other miscellaneous loans due in various monthly installments through February, 2011; collateralized by vehicles	67,136	88,183
Office Equipment leases due June 2012	9,471	10,200
	12,146,988	12,455,590
Less current portion of long-term debt	(1,205,703)	(1,204,080)
Long-term debt, less current portion	$10,941,285	$11,251,510

To fund the acquisition of Rader Farms, the Company entered into a Loan Agreement (the “Loan Agreement”) with U.S. Bank National Association (“U.S. Bank”). Each of our subsidiaries is a guarantor of the Loan Agreement, which is secured by a pledge of all of the assets of our consolidated group. The borrowing capacity available to us under the Loan Agreement consists of notes representing:

•                  a $15,000,000 revolving line of credit maturing on June 30, 2011; $7,307,690 was outstanding at March 28, 2009.  Based on eligible assets, the amount available under the line of credit was $5,126,795 at March 28, 2009. As defined in the revolving credit facility note, all borrowings under the revolving line of credit will bear interest at either (i) the prime rate of interest announced by U.S. Bank from time to time or (ii) LIBOR plus the LIBOR Rate Margin.

•                  Equipment term loan due May 2014 noted above.

•                  Real estate term loan due July 2017 noted above.

U.S. Bank may terminate its commitments and accelerate the repayment of amounts outstanding and exercise other remedies upon the occurrence of an event of default (as defined in the Loan Agreement), subject, in certain instances, to the expiration of an applicable cure period. The agreement requires the Company to maintain compliance with certain financial covenants, including a minimum tangible net worth, a minimum fixed charge coverage ratio and a minimum current ratio. At March 28, 2009, the Company was in compliance with all of the financial covenants. Deferred financing fees totaling

$119,744, which are included in Other Assets, were recorded in connection with the Loan Agreement and are being amortized over the life of the loan.

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

The Company entered into an interest rate swap in 2006 to convert the interest rate of the mortgage to purchase the Bluffton, Indiana plant from the contractual rate of 30 day LIBOR plus 165 basis points to a fixed rate of 6.85%. On September 28, 2008, the Company’s first day of its fiscal fourth quarter, the Company prospectively redesignated the hedging relationship to a cash flow hedge.   The swap has a fixed pay-rate of 6.85% and a notional amount of approximately $2.3 million at March 28, 2009 and expires in December, 2016. We evaluate the effectiveness of the hedge on a quarterly basis and at March 28, 2009 the hedge is highly effective.  The interest rate swap had fair value of ($387,581) at March 28, 2009, which is recorded as a liability on the accompanying consolidated balance sheet.   The swap value was determined in accordance with SFAS No. 157 using Level 2 observable inputs and approximates the net loss that would have been realized if the contract had been settled on March 28, 2009.

The Company entered into another interest rate swap in January 2008 to effectively convert the interest rate of the real estate term loan to a fixed rate of 4.28%.  The interest rate swap is structured with a decreasing notional amounts to match the expected pay down of the debt.  The notional value of the swap at March 28, 2009 was $3.7 million.  The interest rate swap is accounted for as a cash flow hedge derivative.  We evaluate the effectiveness of the hedge on a quarterly basis and at March 29, 2009 the hedge is highly effective.  The interest rate swap had fair value of ($408,039) at March 28, 2009, which is recorded as a liability on the accompanying consolidated balance sheet, and was recorded in “Accumulated other comprehensive income,” all of which represents the change in fair value as of March 28, 2009.  This value was determined in accordance with SFAS No. 157 using Level 2 observable inputs and approximates the net loss that would have been realized if the contract had been settled on March 28, 2009.

6.                                      Litigation:

The Company is periodically a party to various lawsuits arising in the ordinary course of business.  Management believes, based on discussions with legal counsel, that the resolution of any such lawsuits, individually and in the aggregate,  will not have a material adverse effect on the financial statements taken as a whole.

The Inventure Group, Inc. was one of eight companies sued by the Environmental Law Foundation in August, 2006 in the Superior Court for the State of California for the County of Los Angeles by the Attorney General of the State of California for alleged violations of California Proposition 65. California Proposition 65 is a state law that, in part, requires companies to warn California residents if a product contains chemicals listed within the statute.  The matter was resolved in March 2009, and the Company incurred a settlement liability of $0.2 million.  The amount owed is fully accrued for in the Company’s Condensed Consolidated Balance Sheets at March 28, 2009 in “Accrued Liabilities.”

7.                                      Business Segments:

The Company’s operations consist of three reportable segments: manufactured snack products, berry products and distributed products.  The manufactured products segment produces potato chips, potato crisps and potato skins for sale primarily to snack food distributors and retailers.  The berry products segment produces frozen berries for sale primarily to groceries, mass merchandisers and club stores.  The distributed products segment sells snack food products manufactured by other companies to the Company’s Arizona snack food distributors.  The Company’s reportable segments offer different products and services.  The majority of the Company’s revenues are attributable to external customers in the United States.  The Company does sell to customers in Mexico, Canada, the Caribbean, Latin America, South America, the Middle East, India, Hong Kong, Thailand, Taiwan, and the Philippines as well, however the revenues attributable to those customers are immaterial.  All of the Company’s assets are located in the United States.  The Company does not allocate any assets to the distributed products segment.

The accounting policies of the segments are the same as those described in the Summary of Significant Accounting Policies (Note 1).  The Company does not allocate assets, selling, general and administrative expenses, income taxes or other income and expense to segments.

	Manufactured Snack Products	Berry Products	Distributed Products	Consolidated
Quarter ended March 28, 2009
Net revenues from external customers	$18,172,714	$10,708,582	$837,539	$29,718,835
Depreciation and amortization included in segment gross profit	252,663	153,778		406,441
Segment gross profit	2,804,179	3,098,403	191,764	6,094,346
Goodwill	5,986,252	5,629,973	—	11,616,225

Quarter ended March 29, 2008
Net revenues from external customers	$15,565,959	$9,614,514	$990,602	$26,171,075
Depreciation and amortization included in segment gross profit	242,543	275,376	—	517,919
Segment gross profit	3,060,476	1,863,275	150,984	5,074,735
Goodwill	5,986,252	5,603,736	—	11,589,988

The following table reconciles reportable segment gross profit to the Company’s consolidated income before income tax benefit (provision) for the quarters ended March 28, 2009 and March 29, 2008:

	March 28, 2009	March 29, 2008
Segment gross profit	$6,094,346	$5,074,735
Unallocated amounts:
Operating expenses	(4,475,701)	(3,815,655)
Interest income (expense), net	(178,054)	(552,911)
Income before income taxes	$1,440,591	$706,169

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q, including all documents incorporated by reference, includes “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, and The Inventure Group, Inc. (the “Company”) desires to take advantage of the “safe harbor” provisions thereof.  Therefore, the Company is including this statement for the express purpose of availing itself of the protections of the safe harbor with respect to all of such forward-looking statements. In this Quarterly Report on Form 10-Q, the words “anticipates,” “believes,” “expects,” “intends,” “estimates,” “projects,” “will likely result,” “will continue,” “future” and similar terms and expressions identify forward-looking statements. The forward-looking statements in this Quarterly Report on Form 10-Q reflect the Company’s current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, including specifically the possibility that the Company will need additional financing due to future operating losses or in order to implement the Company’s business strategy, the possible diversion of management resources from the day-to-day operations of the Company as a result of strategic acquisitions, potential difficulties resulting from the integration of acquired businesses with the Company’s business, other acquisition-related risks, lack of consumer acceptance of existing and future products, dependence upon key license agreements, dependence upon major customers, significant competition, risks related to the food products industry, volatility of the market price of the Company’s common stock, par value $.01 per share (the “Common Stock”), the possible de-listing of the Common Stock from the Nasdaq SmallCap Market if the Company fails to satisfy the applicable listing criteria (including a minimum share price) in the future and those other risks and uncertainties discussed herein, that could cause actual results to differ materially from historical results or those anticipated.  In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this Quarterly Report on Form 10-Q will in fact transpire or prove to be accurate.  Readers are cautioned to consider the specific risk factors described herein and in “Risk Factors” in the Company’ Annual Report on Form 10-K for the fiscal year ended December 27, 2008 and not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that may arise after the date hereof. All subsequent written or oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by this section.

Results of Operations

Quarter ended March 28, 2009 compared to the quarter ended March 29, 2008

Net revenues for the first quarter of fiscal 2009 were $29.7 million, 14% higher than last year’s first quarter net revenues of $26.2 million.   Snack division net revenues were $19.0 million, up 15% over last year’s first quarter net revenues.  Rader Farms net revenues were $10.7 million, up 11% over last year’s first quarter net revenues.

Gross profit for the quarter ended March 28, 2009 increased 20% or $1.0 million as compared to the quarter ended March 29, 2008, and also increased as a percentage of net revenues (20.5% of net revenue for 2009 and 19.4% of net revenue for 2008).  The increase was attributable to the growth in pounds processed through the snack division plants, the positive impact of the revenue growth at Rader Farms, and the composition of inventory utilized at Rader Farms during the period. Rader Farms margins can vary depending on the mix of grown versus purchased berries.  During the three month period ended March 28, 2009, the mix was more heavily weighted to grown berries.  These gains were partially offset by a shift in sales in the snack division to lower margin channels, a resultant impact of the current economic environment and price increases in certain commodities.

Selling, general and administrative expenses were $4.5 million in the first quarter of 2009 as compared to $3.8 million

in the first quarter of 2008.   The increase was primarily attributable to the continued investment in information technology, as well as an increase in the investment in selling and marketing at Rader Farms.

Net interest expense was $0.2 million in the first quarter of 2009 compared to net interest expense of $0.6 million in the first quarter of 2008.  The decrease primarily relates to a change in accounting treatment of swap instruments.  See “Interest Rate Swaps” for further detail.  The Company recognized $0.2 million of interest expense as a result of an interest rate swap in the first quarter of 2008, with no similar expense incurred in the first quarter of 2009.

Net income was $0.9 million, or $0.05 per basic and diluted share, compared to net income of $0.4 million, or $0.02 per basic and diluted share last year.

Liquidity and Capital Resources

Net working capital was $4.7 million (a current ratio of 1.2:1) at March 28, 2009 and $4.5 million (a current ratio of 1.2:1) at December 27, 2008.  For the quarter ended March 28, 2009, the Company generated cash flow of $2.4 million from operating activities, invested $0.7 million in equipment, utilized $1.2 million to pay down its line of credit and other debt and purchased $0.5 million of treasury shares.   For the quarter ended March 29, 2008, the Company generated cash flow of $3.2 million from operating activities, invested $1.1 million in equipment and utilized $2.6 million to pay down its line of credit and other debt.

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

To fund the acquisition of Rader Farms the Company entered into a Loan Agreement (the “Loan Agreement”) with U.S. Bank National Association (“U.S. Bank”). Each of our subsidiaries is a guarantor of the Loan Agreement, which is secured by a pledge of all of the assets of our consolidated group. The borrowing capacity available to us under the Loan Agreement consists of notes representing:

•                  a $15,000,000 revolving line of credit maturing on June 30, 2011; based on asset eligibility, there was $5.1 million of borrowing availability under the line of credit at March 28, 2009.

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

As is customary in such financings, U.S. Bank may terminate its commitments and accelerate the repayment of amounts outstanding and exercise other remedies upon the occurrence of an event of default (as defined in the Loan Agreement), subject, in certain instances, to the expiration of an applicable cure period. The agreement requires the Company to maintain compliance with certain financial covenants, including a minimum tangible net worth, a minimum fixed charge coverage ratio and a debt to equity ratio. At March 28, 2009, the Company was in compliance with all of the financial covenants.

Interest Rate Swaps

See Footnote 5 “Long-Term Debt” in the Company’s “Notes to Unaudited Condensed Consolidated Financial Statements”  for detail regarding the Company’s interest rate swaps.

Contractual Obligations

The Company’s future contractual obligations consist principally of long-term debt, operating leases, minimum commitments regarding third party warehouse operations services, remaining minimum royalty payments due licensors pursuant to brand licensing agreements and severance charges to terminated executives.  As of March 28, 2009 there have been no material changes to the Company’s contractual obligations since its December 27, 2008 fiscal year end, other than scheduled payments.  The Company currently has no material marketing or capital expenditure commitments.

Management’s Plans

In connection with the implementation of the Company’s business strategy, the Company may incur operating losses in the future and may require future debt or equity financings (particularly in connection with future strategic acquisitions, new brand introductions or capital expenditures).  Expenditures relating to acquisition-related integration costs, market and territory expansion and new product development and introduction may adversely affect promotional and operating expenses and consequently may adversely affect operating and net income.  These types of expenditures are expensed for accounting purposes as incurred, while revenue generated from the result of such expansion or new products may benefit future periods.  Management believes that the Company will generate positive cash flow from operations during the next twelve months, which, along with its existing working capital and borrowing facilities, will enable the Company to meet its operating cash requirements for the next twelve months, including planned capital expenditures, including planned improvements to our Goodyear, Arizona facility in 2009.  The belief is based on current operating plans and certain assumptions, including  those relating to the Company’s future revenue levels and expenditures, industry and general economic conditions and other conditions. For instance, if current general economic conditions continue or worsen, we believe that our sales forecasts may prove to be less reliable than they have in the past as consumers may change their buying habits with respect to snack food products. Unexpected price increases for commodities used in our snack products, or adverse weather conditions affecting our Rader Farms crop yield could also impact our financial condition.  If any of these factors change, the Company may require future debt or equity financings to meet its business requirements. There can be no assurance that any required financings will be available or, if available, will be on terms attractive to the Company.

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

Advertising and Promotional Expenses and Trade Spending.  The Company expenses production costs of advertising the first time the advertising takes place, except for cooperative advertising costs which are expensed when the related sales are recognized.  Costs associated with obtaining shelf space (i.e., “slotting fees”) are accounted for as a reduction of revenue in the period in which such costs are incurred by the Company.  Anytime the Company offers consideration (cash or credit) as a trade advertising or promotional allowance to a purchaser of products at any point along the distribution chain, the amount is accrued and recorded as a reduction in revenue.  Marketing programs that deal directly with the consumer, primarily consisting of in-store demonstrations/samples and a sponsorship with a professional baseball team, are recorded as a marketing expense in selling, general and administrative expenses.  Further discussion of these marketing programs is expanded upon below:

•                  Demonstrations/Samples:   The Company periodically arranges in-store product demonstrations with club stores (i.e. Sam’s and Costco) or grocery retailers.  Product demonstrations are conducted by independent third party providers designated by the various retailer or club chains.  During the in-store demonstrations the consumers in the stores receive small samples of our products, and consumers are not required to purchase our product in order to receive the sample. The cost of product used in the demonstrations, which is insignificant, and the fee we pay to the independent third party providers who conduct the in-store demonstrations are recorded as a sales and marketing expense in selling, general and administrative expenses.

•                  Sponsorship:   The Company has a sponsorship with the Arizona Diamondbacks Major League Baseball team.  The sponsorship involves using the Arizona Diamondbacks’ team and Company marks inside and outside of the stadium to build awareness for the Company brands.

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

The above listing is not intended to be a comprehensive list of all of the Company’s accounting policies.  In many cases the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles, with no need for management’s judgment in their application.  See the Company’s audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 27, 2008 which contains accounting policies and other disclosures required by accounting principles generally accepted in the United States.

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

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin No. 51 (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the controlling and noncontrolling interests and requires the separate disclosure of income attributable to controlling and noncontrolling interests. SFAS 160 is effective for fiscal years and interim periods beginning after December 15, 2008. The adoption of SFAS 160 had no impact on the Company’s financial position, results of operations or liquidity.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 applies to all entities and requires specified disclosures for derivative instruments and related hedge items accounted for under SFAS 133, Accounting for Derivative Instruments and Hedging Activities.   SFAS 161 requires enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for and their effect on an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for fiscal years and interim periods beginning after  November 15, 2008.  The adoption of SFAS 161 had no impact on the Company’s financial position, results of operations or liquidity.

FASB Staff Position No. 107-1 and Accounting Principles Board (APB) 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” were issued to outline the required financial statement disclosures relating to fair value of financial instruments during interim reporting periods. FASB Staff Position No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” was issued to provide additional guidance in evaluating the fair value of a financial instrument when the volume and level of activity for the asset or liability has significantly decreased. FASB Staff Position No. 115-2 and FASB Staff Position No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” were issued to provide additional guidance on presenting impairment losses on securities.

All of the above mentioned pronouncements will be effective for interim and annual reporting periods ending after June 15, 2009, and early adoption is permitted. The Company does not expect the adoption of these new pronouncements to have a material effect on its consolidated results of operations or financial condition.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

This information has been omitted pursuant to Item 305(e) of Regulation S-K, promulgated under the Securities Act of 1933, as amended.

Item 4T.  Controls and Procedures

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

No change occurred in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The Inventure Group, Inc. was one of eight companies sued by the Environmental Law Foundation in August, 2006 in the Superior Court for the State of California for the County of Los Angeles by the Attorney General of the State of California for alleged violations of California Proposition 65. California Proposition 65 is a state law that, in part, requires companies to warn California residents if a product contains chemicals listed within the statute.  The matter was resolved in March 2009, and the Company incurred a settlement liability of $0.2 million.  The amount owed is fully accrued for in the Company’s Condensed Consolidated Balance Sheets at March 28, 2009 in “Accrued Liabilities.”

Item 1A. Risk Factors

During the quarter ended March 28, 2009, there were no material changes from the risk factors as previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 27, 2008.

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds

See Footnote 1 “Issuer Purchases of Equity Securities” in the Company’s “Notes to Unaudited Condensed Consolidated Financial Statements” in this report for a summary of stock repurchases made by the Company pursuant to our stock repurchase program that was publicly announced on Form 8-K filed with the SEC on September 26, 2008.

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

Dated:	May 12, 2009	THE INVENTURE GROUP, INC.

		By:	/s/ Terry McDaniel
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