Form 10-Q
period 2009-06-27
INVENTURE GROUP, INC.
filed 2009-08-11
CIK 944508

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 27, 2009

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  18,252,386 as of August 6, 2009.

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

THE INVENTURE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

	June 27,	December 27,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$1,525,316	$683,567
Accounts receivable, net of allowance for doubtful accounts of $138,793 in 2009 and $80,740 in 2008	10,196,271	9,767,750
Inventories	16,604,368	13,979,526
Deferred income tax asset	635,733	831,779
Other current assets	875,976	777,192
Total current assets	29,837,664	26,039,814

Property and equipment, net	24,195,964	24,548,060
Goodwill	11,616,225	11,616,225
Trademarks and other intangibles, net	2,778,160	2,799,160
Other assets	271,294	257,783
Total assets	$68,699,307	$65,261,042

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,319,926	$7,629,321
Line of credit	5,150,946	8,188,990
Accrued liabilities	5,393,294	4,520,347
Current portion of long-term debt	1,205,706	1,204,080
Total current liabilities	24,069,872	21,542,738

Long-term debt, less current portion	10,639,234	11,251,510
Interest rate swaps	488,315	886,222
Deferred income tax liability	2,635,515	2,529,266
Total liabilities	37,832,936	36,209,736

Commitments and contingencies (Note 6)

Shareholders’ equity:
Preferred stock, $100 par value; 50,000 shares authorized; no shares issued or outstanding at June 27, 2009 and December 27, 2008	—	—
Common stock, $.01 par value; 50,000,000 shares authorized; 18,252,386 shares issued and outstanding at June 27, 2009 and December 27, 2008	183,415	182,525
Additional paid-in capital	25,862,991	25,740,911
Accumulated other comprehensive loss	(209,863)	(448,610)
Retained earnings	5,501,023	3,576,480
	31,337,566	29,051,306

Treasury stock, at cost: 367,957 shares at June 27, 2009 and -0- shares at December 27, 2008	(471,195)	—
Total shareholders’ equity	30,866,371	29,051,306
Total liabilities and shareholders’ equity	$68,699,307	$65,261,042

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE INVENTURE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	Quarter Ended		Six Months Ended
	June 27,	June 28,	June 27,	June 28,
	2009	2008	2009	2008

Net revenues	$33,419,531	$29,248,655	$63,138,365	$55,419,730

Cost of revenues	27,069,402	23,946,832	50,693,891	45,043,172

Gross profit	6,350,129	5,301,823	12,444,474	10,376,558

Selling, general and administrative expenses	4,390,600	3,965,677	8,866,301	7,781,332

Operating income	1,959,529	1,336,146	3,578,173	2,595,226

Interest expense, net	(235,898)	(128,326)	(413,952)	(681,237)

Income before income tax provision	1,723,631	1,207,820	3,164,221	1,913,989

Income tax provision	(686,253)	(485,280)	(1,239,678)	(780,152)

Net income	$1,037,378	$722,540	$1,924,543	$1,133,837

Earnings per common share:
Basic	$0.06	$0.04	$0.11	$0.06
Diluted	$0.06	$0.04	$0.10	$0.06

Weighted average number of common shares:
Basic	17,884,429	18,840,415	18,024,326	18,840,582
Diluted	17,955,071	18,840,415	18,530,386	18,840,582

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE INVENTURE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six months Ended
	June 27, 2009	June 28, 2008

Cash flows from operating activities:
Net income	$1,924,543	$1,133,837
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,622,491	1,339,521
Amortization	31,221	7,580
Provision for bad debts	9,173	40,273
Deferred income taxes	302,294	712,302
Share-based compensation expense	116,171	160,374
Amortization of deferred compensation expense	5,909	23,859
Gain on disposition of equipment	—	(4,377)
Change in operating assets and liabilities:
Accounts receivable	(437,693)	494,882
Inventories	(2,624,842)	(1,611,117)
Other assets and liabilities	(97,396)	23,774
Accounts payable and accrued liabilities	5,379,272	2,959,672
Net cash provided by operating activities	6,231,143	5,280,580

Cash flows from investing activities:
Purchase of property and equipment	(1,270,394)	(2,163,866)
Net cash used in investing activities	(1,270,394)	(2,163,866)

Cash flows from financing activities:
Line of credit payments, net	(3,038,044)	(2,438,989)
Payments made on long-term debt	(610,651)	(582,522)
Proceeds from issuance of common stock	890	—
Treasury stock purchases	(471,195)	(732)
Net cash used in financing activities	(4,119,000)	(3,022,243)
Net increase in cash and cash equivalents	841,749	94,471
Cash and cash equivalents at beginning of period	683,567	494,918
Cash and cash equivalents at end of period	$1,525,316	$589,389

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$221,173	$554,655
Cash paid during the period for income taxes	$698,000	$—

Supplemental disclosures of non-cash activities:
Net accrual for interest expense resulting from interest rate swap	$—	116,698

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

The Company’s fiscal year ends on the last Saturday occurring in the month of December of each calendar year.  Accordingly, the second quarter of  2009 commenced March 28, 2009 and ended June 27, 2009.

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

The Inventure Group, Inc.’s frozen berry products are manufactured by Rader Farms, Inc. (“Rader Farms”) a Washington corporation located in Whatcom County, and acquired by the Company in May of 2007.   Rader Farms grows, processes and markets premium berry blends, raspberries, blueberries, and rhubarb and purchases marionberries, cherries, cranberries, strawberries and other fruits from a select network of fruit growers for resale. The fruit is processed, frozen and packaged for sale and distribution to wholesale customers. The company also uses third party processors for certain products.

The Company’s snack products are manufactured at the Arizona and Indiana plants as well as some third party plants for certain products.

Basis of Presentation

The condensed consolidated financial statements include the accounts of The Inventure Group, Inc. and all of its wholly owned subsidiaries.  All significant intercompany amounts and transactions have been eliminated.  The financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all the information and footnotes required by accounting principles generally accepted in the United States of America.  In the opinion of management, the condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary in order to make the condensed consolidated financial statements not misleading.  A description of the Company’s accounting policies and other financial information is included in the audited financial statements filed with the Company’s Annual Report on Form 10-K for the fiscal year ended December 27, 2008.  The results of operations for the quarter and six months ended June 27, 2009 are not necessarily indicative of the results expected for the full year.

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

Adoption of New Accounting Pronouncements

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

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 applies to all entities and requires specified disclosures for derivative instruments and related hedge items accounted for under SFAS 133, Accounting for Derivative Instruments and Hedging Activities .   SFAS 161 requires enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for and their effect on an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for fiscal years and interim periods beginning after  November 15, 2008.  The adoption of SFAS 161 had no impact on the Company’s financial position, results of operations or liquidity.

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

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”). SFAS 165 defines subsequent events as events or transactions that occur after the balance sheet date but before financial statements are issued or are available to be issued, and establishes general standards of accounting for and disclosure of subsequent events. SFAS 165 also includes a required disclosure of the date through which an entity has evaluated subsequent events, which for public entities is the date upon which the financial statements are issued. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009, and shall be applied prospectively. The Company adopted SFAS 165 for the interim period ended June 27, 2009. The Company evaluated subsequent events through August 11, 2009, which is the date upon which the Company’s consolidated financial statements for the interim period ended June 27, 2009 were issued. The adoption of SFAS 165 did not have an impact on the Company’s financial position, results of operations or liquidity.

The Company does not expect the adoption of these new pronouncements to have a material effect on its consolidated results of operations or financial condition.

Earnings Per Common Share

Basic earnings per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is calculated by including all dilutive common shares such as stock options and restricted stock. Stock options outstanding of 1,175,500 and unvested  restricted shares outstanding of 89,000 were excluded from the weighted average per share calculation for the quarter ended June 27, 2009  because inclusion of such would be anti-dilutive.  Stock options outstanding of 1,755,500 and unvested restricted shares outstanding of 89,000 were excluded from the weighted average per share calculation for the six months ended  June 27, 2009  because inclusion of such would be anti-dilutive.  Stock options outstanding of 1,930,833 were excluded from the weighted average per share calculation for the quarter and six months ended June 28, 2008 because inclusion of such would be anti-dilutive.  Exercises of outstanding stock options or warrants are assumed to occur for purposes of calculating diluted earnings per share for periods in which their effect would not be anti-dilutive.  Earnings per common share was computed as follows for the quarters and six months ended June 27, 2009 and June 28, 2008:

	Quarter Ended		Six Months Ended
	June 27, 2009	June 28, 2008	June 27, 2009	June 28, 2008
Basic Earnings Per Share:
Net income	$1,037,378	$722,540	$1,924,543	$1,133,837
Weighted average number of common shares	17,884,429	18,840,415	18,024,326	18,840,582
Earnings per common share	$0.06	$0.04	$0.11	$0.06

Diluted Earnings Per Share:
Net income	$1,037,378	$722,540	$1,924,543	$1,133,837

Weighted average number of common shares	17,884,429	18,840,415	18,024,326	18,840,582
Incremental shares from assumed conversions of stock options and non- vested shares of restricted stock	70,642	—	506,060	—
Adjusted weighted average number of common shares	17,955,071	18,840,415	18,530,386	18,840,582
Earnings per common share	$0.06	$0.04	$0.10	$0.06

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

The 2005 Plan was approved at the Company’s 2005 Annual Meeting of Shareholders and reserved for issuance that number of shares of Common Stock determined by adding (a) 410,518, which is the number of reserved but unissued shares available for issuance under the 1995 Plan, (b) 500,000, which is the number of additional shares approved by the stockholders on May 23, 2006 to be added to the 2005 Plan, (c) 500,000, which is the number of additional shares approved by the stockholders on May 19, 2008 to be added to the 2005 Plan and (d) 500,000, which is the number of additional shares approved by the stockholders on May 19, 2009 to be added to the 2005 Plan.   If any shares of Common Stock subject to awards granted under the 1995 Plan or the 2005 Plan are canceled, those shares will be available for future awards under the 2005 Plan.  The 2005 Plan expires in May 2015, and awards granted under the 2005 Plan may include nonqualified stock options, incentive stock options, restricted stock, restricted stock units, stock appreciation rights, performance units and stock-reference awards.  Prior to May 2008, all stock option grants had a 5-year term. The fair value of these stock option grants is amortized to expense over the vesting period, generally three years for employees and one year for the Board of Directors.  In May 2008, the Company’s Board of Directors approved a 10 year term for all future stock option grants, with vesting periods of five years and one year for employees and Board of Director members, respectively.

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

On June 1, 2009, the Company issued to its Chief Executive Officer 52,000 shares of restricted stock under the company’s 2005 Equity Incentive Plan, subject to vesting in equal installments over three years.  The restricted stock was valued at the fair market value of the Common Stock on the close of business of the day prior to the date of grant, and the resulting deferred compensation expense of  $124,280 was included in additional paid-in-capital and is being amortized over the vesting period.  As of June 27, 2009, amortization expense of $3,452 is included in selling, general, and administrative expenses.

On June 1, 2009, the Company issued to its Chief Financial Officer 37,000 shares of restricted stock under the company’s 2005 Equity Incentive Plan, subject to vesting in equal installments over three years.  The restricted stock was valued at the fair market value of the Common Stock on the close of business of the day prior to the date of grant, and the resulting deferred compensation expense of  $88,430 was included in additional paid-in-capital and is being amortized over the vesting period.  As of June 27, 2009, amortization expense of $2,456 is included in selling, general, and administrative expenses.

During the six months ending June 27, 2009 and June 28, 2008, the total share-based compensation expense recognized from restricted stock awards in the financial statements was $5,908 and $23,812 respectively, and is included in selling, general and administrative expenses.  There were no share-based compensation costs which were capitalized.  As of June 27, 2009 and June 28, 2008 the total unrecognized costs related to non-vested restricted stock awards granted was $206,802 and $12,328, respectively.

There were no restricted stock awards granted during the quarter and six months ended June 28, 2008.

During the six months ended June 27, 2009 and June 28, 2008, the Company recorded $116,171 and $160,374 of share-based compensation expense, respectively related to stock options.  During the quarters ended June 27, 2009 and June 28, 2008, the Company recorded $60,271 and $86,455 of share-based compensation expense, respectively, related to stock options.

There were no stock options exercised during the six months ended June 27, 2009 and June 28, 2008.

The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the quarter and six months ended:

	Quarter Ended		Six Months Ended
	June 27, 2009	June 28, 2008	June 27, 2009	June 28, 2008
Expected dividend yield	0%	0%	0%	0%
Expected volatility	73%	46%	73%	46%
Risk-free interest rate	3.3% - 3.7%	3.1%	2.9% - 3.7%	2.5% - 3.1%
Expected life – Employees options	6.5 years	1.8 years	6.5 years	1.8 years
Expected life – Board of directors options	1.2 years	1.6 years	1.2 years	1.6 years

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

As of June 27, 2009, the amount of unrecognized compensation expense related to stock options to be recognized over the next two years, in accordance with SFAS 123R, is approximately $0.4 million. This expected compensation expense does not reflect any new awards, or modifications to existing awards, that could occur in the future. Generally, the Company issues new shares upon the exercise of stock options as opposed to reissuing treasury shares.

The following table summarizes stock option activity during the six months ended June 27, 2009:

	Plan Options
	Options Outstanding	Weighted Average Exercise Price
Balance, December 27, 2008	2,223,833	$2.34
Granted	360,000	$2.19
Forfeited	(403,333)	$2.63
Exercised	—	—
Balance, June 27, 2009	2,180,500	$2.26

The intrinsic value related to total stock options outstanding was $835,300 as of  June 27, 2009 and zero as of June 28, 2008.  The intrinsic value related to vested stock options outstanding was $147,043 as of  June 27, 2009 and zero as of June 28, 2008.  The aggregate intrinsic value is based on the exercise price and the Company’s closing stock price of $2.55 as of June 27, 2009 and $1.80 as of June 28, 2008.

Issuer Purchases of Equity Securities

The Company’s Board of Directors approved a stock re-purchase program that was publicly announced on Form 8-K filed with the SEC on September 26, 2008 whereby up to $2 million of common stock could be purchased from time to time at the discretion of management (the “2008 program”).  The repurchased shares are generally held as treasury stock and are available for general corporate purposes unless and until such shares are retired by the Board.   The 2008 program expires August 23, 2009 and the Company continues to evaluate its share repurchase opportunities.  Below is a table showing repurchased shares for each month included in the period covered by this report:

Period	Total Number of Shares Repurchased	Weighted Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum that may yet be Purchased Under the 2008 Program

12/28/08 – 1/31/09	—	$—	—	$1,272,878

2/1/09 – 2/28/09	—	$—	—	$1,272,878

3/1/09 - 03/28/09	367,957	$1.28	367,957	$(471,195)

3/29/09 – 6/27/09	—	$—	—	$801,683

Total				$801,683

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

2.            Accrued Liabilities:

Accrued liabilities consisted of the following as of June 27, 2009 and December 27, 2008:

	June 27, 2009	December 27, 2008
Accrued payroll and payroll taxes	$2,017,335	$1,531,079
Accrued royalties and commissions	895,203	679,152
Accrued advertising and promotion	1,003,393	669,256
Accrued other	1,477,363	1,640,860
	$5,393,294	$4,520,347

3.            Inventories:

Inventories consisted of the following as of June 27, 2009 and December 27, 2008:

	June 27,	December 27,
	2009	2008
Finished goods	$11,287,198	$6,133,453
Raw materials	5,317,170	7,846,073
	$16,604,368	$13,979,526

4.            Goodwill, Trademarks and Other Intangibles, Net:

Goodwill, trademarks and other intangibles, net consisted of the following as of June 27, 2009 and December 27, 2008:

	Estimated Useful Life	June 27, 2009	December 27, 2008
Goodwill:
The Inventure Group, Inc.		$5,986,252	$5,986,252
Rader Farms, Inc.		5,629,973	5,629,973

Total Goodwill		$11,616,225	$11,616,225

Trademarks:
The Inventure Group, Inc.		$1,535,659	$1,535,659
Rader Farms, Inc.		$1,070,000	$1,070,000

Other intangibles:
Rader - Covenant-not-to-compete, gross carrying amount	5 years	$160,000	$160,000
Rader - Covenant-not-to-compete, accum. amortization		(66,675)	(50,673)
Rader - Customer relationship, gross carrying amount	10 years	100,000	100,000
Rader - Customer relationship, accum. amortization		(20,824)	(15,826)

Total Trademarks and other intangibles, net		$2,778,160	$2,799,160

Amortization expense for the six months ended June 27, 2009 and June 28, 2008 amounted to $21,000 and $7,580, respectively. As of December 27, 2008, we expect amortization expense on these intangible assets over the next five years to be as follows:

2009	$42,000
2010	$42,000
2011	$42,000
2012	$23,327
2013	$10,000

Goodwill and trademarks are reviewed for impairment annually in the second fiscal quarter, or more frequently if impairment indicators arise. Goodwill is required to be tested for impairment between the annual tests if an event occurs or circumstances change that more-likely-than-not reduces the fair value of a reporting unit below its carrying value. Intangible assets with indefinite lives are required to be tested for impairment between the annual tests if an event occurs or circumstances change indicating that the asset might be impaired.  The carrying values were not impaired as of June 27, 2009.

5.            Long-Term Debt:

Long-term debt consisted of the following as of June 27, 2009 and December 27, 2008:

	June 27,	December 27,
	2009	2008
Mortgage loan due monthly through July, 2012; interest at 9.03%; collateralized by land and building in Goodyear, AZ	$1,546,783	$1,577,093
Mortgage loan due monthly through December, 2016; interest rate at 30 day LIBOR plus 165 basis points, fixed through a swap agreement to 6.85%; collateralized by land and building in Bluffton, IN	2,253,234	2,284,909
Equipment term loan due monthly through May, 2014; interest at LIBOR plus 165 basis points; collateralized by equipment at Rader Farms in Lynden, WA	4,285,714	4,714,286
Real Estate term loan due monthly through July, 2017; interest at LIBOR plus 165 basis points; fixed through a swap agreement to 4.28%; secured by a leasehold interest in the real property in Lynden, WA	3,697,035	3,780,919
Vehicle term loan and other miscellaneous loans due in various monthly installments through February, 2011; collateralized by vehicles	53,432	88,183
Office Equipment leases due June 2012	8,742	10,200
	11,844,940	12,455,590
Less current portion of long-term debt	(1,205,706)	(1,204,080)
Long-term debt, less current portion	$10,639,234	$11,251,510

To fund the acquisition of Rader Farms, the Company entered into a Loan Agreement (the “Loan Agreement”) with U.S. Bank National Association (“U.S. Bank”). Each of our subsidiaries is a guarantor of the Loan Agreement, which is secured by a pledge of all of the assets of our consolidated group. The borrowing capacity available to us under the Loan Agreement consists of notes representing:

•                  a $15,000,000 revolving line of credit maturing on June 30, 2011; $5,150,946 was outstanding at June 27, 2009.  Based on eligible assets, the amount available under the line of credit was $3,848,746 at June 27, 2009. As defined in the revolving credit facility note, all borrowings under the revolving line of credit will bear interest at either (i) the prime rate of interest announced by U.S. Bank from time to time or (ii) LIBOR plus the LIBOR Rate Margin.

•                  Equipment term loan due May 2014 noted above.

•                  Real estate term loan due July 2017 noted above.

U.S. Bank may terminate its commitments and accelerate the repayment of amounts outstanding and exercise other remedies upon the occurrence of an event of default (as defined in the Loan Agreement), subject, in certain instances, to the expiration of an applicable cure period. The agreement requires the Company to maintain compliance with certain financial covenants, including a minimum tangible net worth, a minimum fixed charge coverage ratio and a maximum leverage ratio. At June 27, 2009, the Company was in compliance with all of the financial covenants. Deferred financing fees totaling $119,744, which are included in Other Assets, were recorded in connection with the Loan Agreement and are being amortized over the life of the loan.

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

The Company entered into an interest rate swap in December 2006 to convert the interest rate of the mortgage to purchase the Bluffton, Indiana plant from the contractual rate of 30 day LIBOR plus 165 basis points to a fixed rate of 6.85%. On September 28, 2008, the Company’s first day of its fiscal fourth quarter, the Company prospectively redesignated the hedging relationship to a cash flow hedge.   The swap has a fixed pay-rate of 6.85% and a notional amount of approximately $2.3 million at June 27, 2009 and expires in December, 2016. We evaluate the effectiveness of the hedge on a quarterly basis and at June 27, 2009 the hedge is highly effective.  The interest rate swap had fair value of ($262,800) at June 27, 2009, which is recorded as a liability on the accompanying consolidated balance sheet.   The swap value was determined in accordance with SFAS No. 157 using Level 2 observable inputs and approximates the net loss that would have been realized if the contract had been settled on June 27, 2009.

The Company entered into another interest rate swap in January 2008 to effectively convert the interest rate of the real estate term loan to a fixed rate of 4.28%.  The interest rate swap is structured with a decreasing notional amount to match the expected pay down of the debt.  The notional value of the swap at June 27, 2009 was $3.7 million.  The interest rate swap is accounted for as a cash flow hedge derivative.  We evaluate the effectiveness of the hedge on a quarterly basis and at June 27, 2009 the hedge is highly effective.  The interest rate swap had fair value of ($225,515) at June 27, 2009, which is recorded as a liability on the accompanying consolidated balance sheet, and was recorded in “Accumulated other comprehensive loss,” all of which represents the change in fair value as of June 27, 2009.  This value was determined in accordance with SFAS No. 157 using Level 2 observable inputs and approximates the net loss that would have been realized if the contract had been settled on June 27, 2009.

The only component of other comprehensive income/loss for the periods presented is the change in fair value of the interest rate swaps.  The effect of such is as follows:

	Quarter ended		Six Months Ended
	June 27, 2009	June 28, 2008	June 27, 2009	June 28, 2008

Net income	$1,037,378	$722,540	$1,924,543	$1,133,837

Change in fair value of interest rate swaps (net of tax)	184,393	(164,378)	238,747	22,568

Comprehensive Income	$1,221,771	$558,162	$2,163,290	$1,156,405

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

7.            Business Segments:

The Company’s operations consist of three reportable segments: manufactured snack products, berry products and distributed products.  The manufactured products segment produces potato chips, potato crisps and potato skins for sale primarily to snack food distributors and retailers.  The berry products segment produces frozen berries for sale primarily to groceries, mass merchandisers and club stores.  The distributed products segment sells snack food products manufactured by other companies to the Company’s Arizona snack food distributors.  The Company’s reportable segments offer different products and services.  The majority of the Company’s revenues are attributable to external customers in the United States.  The Company does sell to customers in Mexico, Canada, the Caribbean, Latin America, South America, the Middle East, Malta, Germany, India, Hong Kong, Japan, Singapore, Malaysia, Malta, Thailand, Taiwan, Philippines, and the United Kingdom as well, however the revenues attributable to those customers are immaterial.  All of the Company’s assets are located in the United States.  The Company does not allocate any assets to the distributed products segment.

The accounting policies of the segments are the same as those described in the Summary of Significant Accounting Policies (Note 1).  The Company does not allocate assets, selling, general and administrative expenses, income taxes or other income and expense to segments.

	Manufactured Snack Products	Berry Products	Distributed Products	Consolidated
Quarter ended June 27, 2009
Net revenues from external customers	$20,841,367	$11,717,247	$860,917	$33,419,531
Depreciation and amortization in segment gross profit	258,525	155,537	—	414,062
Segment gross profit	4,644,353	1,461,146	244,630	6,350,129

Quarter ended June 28, 2008
Net revenues from external customers	$17,974,976	$10,128,567	$1,145,112	$29,248,655
Depreciation and amortization in segment gross profit	216,872	85,085	—	301,957
Segment gross profit	3,843,047	1,320,760	138,016	5,301,823

Six months ended June 27, 2009
Net revenues from external customers	$38,892,239	$22,425,829	$1,820,297	$63,138,365
Depreciation and amortization in segment gross profit	511,188	309,314	—	820,502
Segment gross profit	7,448,532	4,559,549	436,393	12,444,474

Six months ended June 28, 2008
Net revenues from external customers	$33,548,547	$19,743,081	$2,128,102	$55,419,730
Depreciation and amortization in segment gross profit	452,967	167,997	—	620,964
Segment gross profit	6,911,135	3,184,035	281,388	10,376,558

The following table reconciles reportable segment gross profit to the Company’s consolidated income before income tax benefit (provision) for the quarters and six months ended June 27, 2009 and June 28, 2008:

	Quarter Ended		Six Months Ended
	June 27, 2009	June 28, 2008	June 27, 2009	June 28, 2008

Segment gross profit	$6,350,129	$5,301,823	$12,444,474	$10,376,558
Unallocated amounts:
Selling, general and administrative expenses	(4,390,600)	(3,965,677)	(8,866,301)	(7,781,332)
Interest income (expense), net	(235,898)	(128,326)	(413,952)	(681,237)
Income before income tax provision	$1,723,631	$1,207,820	$3,164,221	$1,913,989

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q, including all documents incorporated by reference, includes “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, and The Inventure Group, Inc. (the “Company”) desires to take advantage of the “safe harbor” provisions thereof.  Therefore, the Company is including this statement for the express purpose of availing itself of the protections of the safe harbor with respect to all of such forward-looking statements. In this Quarterly Report on Form 10-Q, the words “anticipates,” “believes,” “expects,” “intends,” “estimates,” “projects,” “will likely result,” “will continue,” “future” and similar terms and expressions identify forward-looking statements. The forward-looking statements in this Quarterly Report on Form 10-Q reflect the Company’s current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, including specifically the possibility that the Company will need additional financing due to future operating losses or in order to implement the Company’s business strategy, the possible diversion of management resources from the day-to-day operations of the Company as a result of strategic acquisitions, potential difficulties resulting from the integration of acquired businesses with the Company’s business, other acquisition-related risks, lack of consumer acceptance of existing and future products, dependence upon key license agreements, dependence upon major customers, significant competition, risks related to the food products industry, deteriorating economic conditions, volatility of the market price of the Company’s common stock, par value $.01 per share (the “Common Stock”), the possible de-listing of the Common Stock from the Nasdaq Capital Market if the Company fails to satisfy the applicable listing criteria (including a minimum share price) in the future and those other risks and uncertainties discussed herein, that could cause actual results to differ materially from historical results or those anticipated.  In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this Quarterly Report on Form 10-Q will in fact transpire or prove to be accurate.  Readers are cautioned to consider the specific risk factors described herein and in “Risk Factors” in the Company’ Annual Report on Form 10-K for the fiscal year ended December 27, 2008 and not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that may arise after the date hereof. All subsequent written or oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by this section.

Results of Operations

Quarter ended June 27, 2009 compared to the quarter ended June 28, 2008

Net revenues for the second quarter of fiscal 2009 were $33.4 million, up $4.2 million, or 14.3% higher than the same period last year.

Snack division net revenues were $21.7 million, up 13.5% versus the same period last year.  The company attributed the increase in net revenue in the Snack division to higher year-over-year product sales across the majority of its products including Boulder Canyon™ Natural Foods (up 25.7%), T.G.I. Friday’s®(up 3.5%), BURGER KING™(up 45.9%) and Private Label (up 155%). These increases were partially offset by a year-over-year decline in sales at the Poore Brothers® brand. In the Rader Farms division, net revenues were $11.7 million, an increase of 15.7% over last year.

Gross profit for the quarter ended June 27, 2009 increased 19.8% or $1.0 million as compared to the quarter ended June 28, 2008, and also increased as a percentage of net revenues (19.0% of net revenue for 2009 and 18.1% of net revenue for 2008).  The increase was attributable to the sales increases at both the Snack and Rader divisions, as well as the impact of increased pounds processed through the Snack plants.

Selling, general and administrative expenses were $4.4 million in the second quarter of 2009 as compared to $4.0 million in the second quarter of 2008.  These expenses decreased to 13.1% of net revenues in 2009, as compared to 13.6% of net revenues in 2008.  This decrease is primarily attributable to the higher sales volume during the quarter, as well as a continued emphasis on cost controls.

Net interest expense was $235,898 in the second quarter of 2009 compared to net interest expense of $128,326 in the second quarter of 2008.   The decrease primarily relates to a change in accounting treatment of swap instruments.  See “Interest Rate Swaps” for further detail.  The Company recognized $113,521 of interest income as a result of an interest rate swap in the first quarter of 2008, with no similar benefit incurred in the second quarter of 2009.

Net income was $1.0 million, or $0.06 per basic and diluted share, compared to net income of $0.7 million, or $0.04 per basic and diluted share in the second quarter of last year.

Six months ended June 27, 2009 compared to the six months ended June 28, 2008

For the six months ended June 27, 2009 net revenues increased 13.9%, or $7.7 million, to $63.1 million, compared with net revenue of $55.4 million in the first half of the previous year.  Total net revenues for the six months ended June 27, 2009 include $22.4 million from Rader Farms, representing an increase of  13.7%, or $2.7 million, from the $19.7 million of net revenues from Rader Farms in the first six months of 2008.  For the snack business, total net revenues for the six months ended June 27, 2009 were 40.7 million, representing an increase of 14.0%, or $5.0 million, from the $35.7 million of snack net revenues for the six months of 2008.

Gross profit for the six months ended June 27, 2009 was $12.4 million, or 19.7% of net revenues, compared to $10.4 million, or 18.7% of net revenues for the six months ended June 30, 2008.  This increase of $2.0 million, or 20%, was attributable to the revenue growth at both the Snack and Rader divisions, growth in pounds processed through the snack division plant, and the composition of inventory utilized at Rader Farms during the period. Rader Farms margins can vary depending on the mix of grown versus purchased berries.  During the six month period ended June 27, 2009, the mix was more heavily weighted to grown berries.  These gains were partially offset by a shift in sales in the snack division to lower margin channels, a resultant impact of the current economic environment and price increases in certain commodities.

Selling, general and administrative expenses increased to $8.9 million for the six months ended June 27, 2009 from $7.8 million for the six months ended June 28, 2008.  Selling, general and administrative expenses were 14.0% of total net revenues for the six months ended June 27, 2009 and June 28, 2008. The consistent percentage is due primarily to the increase in net revenues, offset by the company’s continued investment in information technology and increased investment in selling and marketing at Rader Farms.

Net interest expense was $0.4 million in the first six months of 2009 compared to net interest expense of $0.7 million in the first six months of 2008.  The decrease relates to the company’s $3.0 million reduction in its outstanding line of credit balance from $8.2 million at December 27, 2008 to $5.2 million at June 27, 2009.   In addition, the company changed their accounting treatment of swap instruments.  See “Interest Rate Swaps” for further detail.  The Company recognized $0.1 million of interest expense as a result of an interest rate swap in the first six months of 2008, with no similar expense incurred in the first six months of  2009.

Net income for the six months ended June 27, 2009 was $1.9 million, or $0.11 per basic share and $0.10 per diluted share, compared with net income of $1.1 million, or $0.06 per basic and diluted share, in the prior-year period.

Liquidity and Capital Resources

Net working capital was $5.8 million (a current ratio of 1.2:1) at June 27, 2009 and $4.5 million (a current ratio of 1.2:1) at December 27, 2008.  For the six months ended June 27, 2009, the Company generated cash flow of $6.2 million from operating activities, invested $1.3 million in equipment, utilized $3.6 million to pay down its line of credit and other debt and purchased $0.5 million of treasury shares.   For the six months ended June 28, 2008, the Company generated cash flow of $5.3 million from operating activities, invested $2.2 million in equipment and utilized $3.0 million to pay down its line of credit and other debt.   Inventories increased $2.6 million while accounts payable increased $5.5 million as compared to December 27, 2008 balances, primarily due to increased plant processing efficiencies realized at the Rader division, as well as purchasing increases of fruit inventory ahead of the Rader harvest season.

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

To fund the acquisition of Rader Farms the Company entered into a Loan Agreement (the “Loan Agreement”) with U.S. Bank National Association (“U.S. Bank”). Each of our subsidiaries is a guarantor of the Loan Agreement, which is secured by a pledge of all of the assets of our consolidated group. The borrowing capacity available to us under the Loan Agreement consists of notes representing:

•                  a $15,000,000 revolving line of credit maturing on June 30, 2011; based on asset eligibility, there was $3.8 million of borrowing availability under the line of credit at June 27, 2009

•                  an equipment term loan, secured by the equipment acquired, subject to a $5.8 million mortgage loan from U.S. Bank National Association, and bearing interest at the 30 day LIBOR plus 165 basis points. The loan matures in May, 2014 and monthly principal installments are $71,429 plus interest and

•                  a real estate term loan, secured by a leasehold interest in the real property we are leasing from the former owners of Rader Farms in connection with the acquisition, subject to a $4.0 million real estate term loan from U.S. Bank National Association, and bearing interest at the 30 day LIBOR plus 165 basis points.  The interest rate associated with this debt instrument was fixed to 4.28% via an interest rate swap agreement with U.S. Bank National Association in January 2008. The loan matures in July, 2017; however monthly principal and interest installments of $36,357 are determined based on a fifteen-year amortization period.

All borrowings under the revolving line of credit will bear interest at either (i) the prime rate of interest announced by U.S. Bank from time to time or (ii) LIBOR, plus the LIBOR Rate Margin (as defined in the revolving credit facility note). The term loan will bear interest at LIBOR, plus the LIBOR Rate Margin (as defined in the term loan note).

As is customary in such financings, U.S. Bank may terminate its commitments and accelerate the repayment of amounts outstanding and exercise other remedies upon the occurrence of an event of default (as defined in the Loan Agreement), subject, in certain instances, to the expiration of an applicable cure period. The agreement requires the Company to maintain compliance with certain financial covenants, including a minimum tangible net worth, a minimum fixed charge coverage ratio and a maximum leverage ratio. At June 27, 2009, the Company was in compliance with all of the financial covenants.

Interest Rate Swaps

See Footnote 5 “Long-Term Debt” in the Company’s “Notes to Unaudited Condensed Consolidated Financial Statements”  for detail regarding the Company’s interest rate swaps.

Contractual Obligations

The Company’s future contractual obligations consist principally of long-term debt, operating leases, minimum commitments regarding third party warehouse operations services, remaining minimum royalty payments due licensors pursuant to brand licensing agreements and severance charges to terminated executives.  As of June 27, 2009 there have been no material changes to the Company’s contractual obligations since its December 27, 2008 fiscal year end, other than scheduled payments.  The Company currently has no material marketing or capital expenditure commitments.

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

Critical Accounting Policies and Estimates

There have been no significant changes to the Company’s critical accounting policies and estimates since the filing of  its Form 10-K for the year ended December 27, 2008.

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

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 applies to all entities and requires specified disclosures for derivative instruments and related hedge items accounted for under SFAS 133, Accounting for Derivative Instruments and Hedging Activities .   SFAS 161 requires enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for and their effect on an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for fiscal years and interim periods beginning after  November 15, 2008.  The adoption of SFAS 161 had no impact on the Company’s financial position, results of operations or liquidity.

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

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”). SFAS 165 defines subsequent events as events or transactions that occur after the balance sheet date but before financial statements are issued or are available to be issued, and establishes general standards of accounting for and disclosure of subsequent events. SFAS 165 also includes a required disclosure of the date through which an entity has evaluated subsequent events, which for public entities is the date upon which the financial statements are issued. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009, and shall be applied prospectively. The Company adopted SFAS 165 for the interim period ended June 27, 2009. The Company evaluated subsequent events through August 11, 2009, which is the date upon which the Company’s consolidated financial statements for the interim period ended June 27, 2009 were issued. The adoption of SFAS 165 did not have an impact on the Company’s financial position, results of operations or liquidity.

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

Item 1A. Risk Factors

During the quarter and six months ended June 27, 2009, there were no material changes from the risk factors as previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 27, 2008.

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

Item 3.           Defaults Upon Senior Securities

None.

Item 4.           Submission of Matters to a Vote of Security Holders

(a)                                 The Annual Meeting of Shareholders of the Company (the “Meeting”) was held on May 19, 2009.

(b)                                Proxies for the Meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.  There was no solicitation in opposition to the Board’s nominees listed in the proxy statement and all of such nominees were elected.

(c)                                 At the Meeting, the Company’s shareholders voted upon:

(1)  the election of seven directors of the Company.  The nominees were Messrs. Ashton D. Asensio, Macon Bryce Edmonson, Mark S. Howells, Itzhak Reichman, Larry R. Polhill, Ronald C. Kesselman, and Terry McDaniel.  There were no other nominees.  The following are the respective numbers of votes cast “for” and “withheld” with respect to each nominee.

Name of Nominee	Votes Cast For	Votes Withheld
Ashton D. Asensio	16,788,451	557,560
Macon Bryce Edmonson	16,670,081	675,930
Mark S. Howells	16,245,055	1,100,956
Ronald C. Kesselman	16,501,121	844,890
Larry R. Polhill	16,689,354	656,657
Itzhak Reichman	16,624,120	721,891
Terry McDaniel	16,673,466	672,545

(2)          an amendment to The Inventure Group, Inc. 2005 Equity Incentive Plan (as amended, the “Plan”) to increase the number of shares of Common Stock authorized for issuance under the Plan by 500,000.  The following are the respective numbers of votes cast “for”, “against” or “abstain” with respect to the amendment.

Votes Cast For	Votes Cast Against	Abstain
10,930,694	1,252,034	14,435

Item 5.           Other Information

None.

Item 6.           Exhibits

(a)                      Exhibits:

10.69*	— Form of Restricted Stock Award Agreement — Amended and Restated 2005 Equity Incentive Plan.

31.1 —	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15(d)-14(a).

31.2 —	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15(d)-14(a).

32.1 —	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Management compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:	August 11, 2009	THE INVENTURE GROUP, INC.

		By:	/s/ Terry McDaniel
Terry McDaniel
Chief Executive Officer
(Principal Executive Officer)

EXHIBIT INDEX

10.69*-	Form of Restricted Stock Award Agreement — Amended and Restated 2005 Equity Incentive Plan

31.1 —	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15(d)-14(a).

31.2 —	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15(d)-14(a).

32.1 —	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Management compensatory plan or arrangement.