Form 10-Q
period 2009-09-26
INVENTURE GROUP, INC.
filed 2009-11-10
CIK 944508

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 26, 2009

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  18,254,526 as of November 9, 2009.

PART I.         FINANCIAL INFORMATION

Item 1.    Financial Statements

THE INVENTURE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	September 26,	December 27,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$780,792	$683,567
Accounts receivable, net of allowance for doubtful accounts of $149,224 in 2009 and $80,740 in 2008	10,834,210	9,767,750
Inventories	21,093,135	13,979,526
Deferred income tax asset	635,733	831,779
Other current assets	873,926	777,192
Total current assets	34,217,796	26,039,814

Property and equipment, net	24,094,488	24,548,060
Goodwill	11,616,225	11,616,225
Trademarks and other intangibles, net	2,767,660	2,799,160
Other assets	266,453	257,783
Total assets	$72,962,622	$65,261,042

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,538,415	$7,629,321
Line of credit	11,422,629	8,188,990
Accrued liabilities	6,824,285	4,520,347
Current portion of long-term debt	1,202,618	1,204,080
Total current liabilities	26,987,947	21,542,738

Long-term debt, less current portion	10,339,655	11,251,510
Interest rate swaps	588,387	886,222
Deferred income tax liability	2,851,919	2,529,266
Total liabilities	40,767,908	36,209,736

Commitments and contingencies (Note 6)

Shareholders’ equity:
Common stock, $.01 par value; 50,000,000 shares authorized; 18,254,526 and 18,252,386 shares issued and outstanding at September 26, 2009 and December 27, 2008 respectively	183,415	182,525
Additional paid-in capital	25,947,000	25,740,911
Accumulated other comprehensive loss	(269,293)	(448,610)
Retained earnings	6,804,787	3,576,480
	32,665,909	29,051,306

Treasury stock, at cost: 367,957 shares at September 26, 2009 and -0- shares at December 27, 2008	(471,195)	—
Total shareholders’ equity	32,194,714	29,051,306
Total liabilities and shareholders’ equity	$72,962,622	$65,261,042

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE INVENTURE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	Quarter Ended		Nine Months Ended
	September 26,	September 27,	September 26,	September 27,
	2009	2008	2009	2008

Net revenues	$29,937,411	$29,822,135	$93,075,776	$85,241,866

Cost of revenues	23,214,654	22,710,078	73,908,543	67,753,250

Gross profit	6,722,757	7,112,057	19,167,233	17,488,616

Selling, general and administrative expenses	4,282,591	4,994,732	13,148,891	12,776,064

Operating income	2,440,166	2,117,325	6,018,342	4,712,552

Interest expense, net	(267,306)	(318,890)	(681,259)	(1,000,127)

Income before income tax provision	2,172,860	1,798,435	5,337,083	3,712,425

Income tax provision	(869,099)	(695,197)	(2,108,776)	(1,475,350)

Net income	$1,303,761	$1,103,238	$3,228,307	$2,237,075

Earnings per common share:
Basic	$0.07	$0.06	$0.18	$0.12
Diluted	$0.07	$0.06	$0.18	$0.12

Weighted average number of common shares:
Basic	17,885,440	18,750,919	17,978,031	18,790,591
Diluted	18,041,679	18,750,919	18,225,781	18,790,591

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE INVENTURE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended
	September 26, 2009	September 27, 2008

Cash flows from operating activities:
Net income	$3,228,307	$2,237,075
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,516,727	2,015,655
Amortization	46,831	18,082
Provision for bad debts	19,603	24,045
Deferred income taxes	518,698	1,180,349
Share-based compensation expense	182,272	262,962
Amortization of deferred compensation expense	17,718	31,813
Gain on disposition of equipment	—	(4,377)
Change in operating assets and liabilities:
Accounts receivable	(1,086,062)	(2,413,013)
Inventories	(7,113,610)	(4,942,144)
Other assets and liabilities	(64,376)	(119,425)
Accounts payable and accrued liabilities	2,038,157	3,441,244
Net cash provided by operating activities	304,265	1,732,266

Cash flows from investing activities:
Purchase of property and equipment	(2,063,155)	(2,830,921)
Net cash used in investing activities	(2,063,155)	(2,830,921)

Cash flows from financing activities:
Line of credit borrowings, net	3,233,639	1,866,041
Payments made on long-term debt	(913,318)	(874,120)
Proceeds from issuance of common stock	6,989	—
Treasury stock purchases	(471,195)	(164,532)
Net cash provided by financing activities	1,856,115	827,389
Net increase (decrease) in cash and cash equivalents	97,225	(271,266)
Cash and cash equivalents at beginning of period	683,567	494,918
Cash and cash equivalents at end of period	$780,792	$223,652

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$239,901	$851,289
Cash paid during the period for income taxes	$1,335,000	$—

Supplemental disclosures of non-cash activities:
Net accrual for interest expense resulting from interest rate swap	$—	138,528

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

In December 1996, the Company completed an initial public offering of its Common Stock.  In November 1998, the Company acquired the business and certain assets (including the Bob’s Texas Style® potato chip brand) of Tejas Snacks, L.P. (“Tejas”), a Texas-based potato chip manufacturer.  In October 1999, the Company acquired Wabash Foods, LLC (“Wabash”) including the Tato Skins®, O’Boisies®, and Pizzarias® trademarks and the Bluffton, Indiana manufacturing operation and assumed all of Wabash Foods’ liabilities.  In June 2000, the Company acquired Boulder Natural Foods, Inc. (“Boulder”) and the Boulder Canyon Natural Foods™brand of totally natural potato chips.

In October 2000, the Company launched its T.G.I. Friday’s® brand snacks pursuant to a license agreement with TGI Friday’s Inc., which expires in 2014.

In May 2007, the Company acquired Rader Farms, Inc. including the Rader Farms® trademark and the Lynden, Washington frozen fruit processing operation, for a total cost of $20.9 million.

In October 2007, the Company launched its BURGER KING™  brand snack products pursuant to a license agreement with Burger King Corporation, which expires in 2012.

The Company’s fiscal year ends on the last Saturday occurring in the month of December of each calendar year.  Accordingly, the third quarter of 2009 commenced June 28, 2009 and ended September 26, 2009.

Business

The Company is a $100+ million marketer and manufacturer of healthy/all natural and indulgent specialty food brands. The Company is headquartered in Phoenix, Arizona with plants in Arizona, Indiana and Washington.  The Company’s goal is to build a rapidly growing specialty brand company that specializes on evolving consumer eating habits in two primary product segments: 1) Healthy/Natural Food Products 2) Indulgent Specialty Snack Food Brands.  The Company sells its products nationally through a number of channels including: Grocery, Natural, Mass, Drug, Club, Vending, Food Service, Convenience Stores and International.

In the Healthy/Natural portfolio, products include Rader Farms frozen berries and Boulder Canyon Natural Foods™ brand kettle cooked potato chips. In the Indulgent Specialty category, products include TGI Friday’s® brand snacks under license from TGI Friday’s Inc., BURGER KING™  brand snack products under license from Burger King Corporation, Poore Brother’s® kettle cooked potato chips, Bob’s Texas Style®kettle cooked chips, Tato Skins® brand potato snacks and O’Boises® potato snacks.   The Company also manufactures private label snacks for certain grocery retail chains and distributes in Arizona snack food products that are manufactured by others.

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

Basis of Presentation

The consolidated financial statements include the accounts of The Inventure Group, Inc. and all of its wholly owned subsidiaries.  All significant intercompany amounts and transactions have been eliminated.  The financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all the information and footnotes required by accounting principles generally accepted in the United States of America.  In the opinion of management, the condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary in order to make the condensed consolidated financial statements not misleading.  A description of the Company’s accounting policies and other financial information is included in the audited financial statements filed with the Company’s Annual Report on Form 10-K for the fiscal year ended December 27, 2008.  The results of operations for the quarter and nine months ended September 26, 2009 are not necessarily indicative of the results expected for the full year.

Fair Value Measurements

The Company adopted new accounting guidance on the measurement of fair value on December 29, 2007.  The guidance, among other things, defines fair value, establishes a consistent framework for measuring fair value and expands disclosure for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis. It also clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, a three-tier fair value hierarchy was established, which prioritizes the inputs used in measuring fair value as follows:

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

Adoption of New Accounting Pronouncements

In August 2009, the Financial Accounting Standards Board (“FASB”) issued guidance on the measurement of liabilities at fair value. The guidance provides clarification that in circumstances in which a quoted market price in an active market for an identical liability is not available, an entity is required to measure fair value using a valuation technique that uses the quoted price of an identical liability when traded as an asset or, if unavailable, quoted prices for similar liabilities or similar assets when traded as assets. If none of this information is available, an entity should use a valuation technique in accordance with existing fair valuation principles. The Company adopted this guidance in the quarter ended September 26, 2009 and there was no material impact on the Company’s financial position, results of operations or liquidity.

In June 2009, the FASB issued guidance related to the FASB Accounting Standards Codification (“ASC”). Effective for interim or annual financial periods ending after September 15, 2009, the ASC is the single source of authoritative generally accepted accounting principles in the United States of America (“U.S. GAAP”) and changes the referencing of accounting standards. The ASC is not intended to change or alter existing U.S. GAAP; however the way authoritative literature is referred to has changed effective in the third quarter of 2009. The Company has adopted the provisions of the ASC effective September 26, 2009 and there was no material impact on the Company’s financial position, results of operations or liquidity.

 In May 2009, the FASB issued guidelines on subsequent  event accounting which defines subsequent events as events or transactions that occur after the balance sheet date but before financial statements are issued or are available to be issued, and establishes general standards of accounting for and disclosure of subsequent events. The new guidance also includes a required disclosure of the date through which an entity has evaluated subsequent events, which for public entities is the date upon which the financial statements are issued. The guidance is effective for interim or annual financial periods ending after June 15, 2009, and shall be applied prospectively. The Company adopted this guidance for the interim period ended June 27, 2009 and there was no material impact on the Company’s financial position, results of operations or liquidity.

In April 2009, the FASB issued three related sets of accounting guidance which sets forth rules related to determining the fair value of financial assets and financial liabilities when the activity levels have significantly decreased in relation to the normal market, guidance related to the determination of other-than-temporary impairments to include the intent and ability of the holder as an indicator in the determination of whether an other-than-temporary impairment exists and interim disclosure requirements for the fair value of financial instruments.  The adoption of the three sets of accounting guidance did not have a material impact on the Company’s financial position, results of operations or liquidity.

In March 2008, the FASB issued new disclosure requirements regarding derivative instruments and hedging activities. The new guidance applies to all entities and requires enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for and their effect on an entity’s financial position, financial performance, and cash flows. This guidance is effective for fiscal years and interim periods beginning after November 15, 2008 and the adoption of this guidance had no impact on the Company’s financial position, results of operations or liquidity.

In December 2007, the FASB issued new guidance on non-controlling interests in consolidated financial statements.  This guidance establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary.  It also establishes disclosure requirements that clearly identify and distinguish between the controlling and non-controlling interests and requires the separate disclosure of income attributable to controlling and non-controlling interests. The guidance is effective for fiscal years and interim periods beginning after December 15, 2008 and the adoption had no impact on the Company’s financial position, results of operations or liquidity.

Earnings Per Common Share

Basic earnings per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is calculated by including all dilutive common shares such as stock options and restricted stock.  Stock options outstanding of 765,500 and unvested  restricted shares outstanding of 89,000 were excluded from the weighted average per share calculation for purposes of diluted earnings per share for the quarter ended September 26, 2009 because inclusion of such would be anti-dilutive.  Stock options outstanding of 1,130,500 and unvested restricted shares outstanding of 89,000 were excluded from the weighted average per share calculation for purposes of diluted earnings per share for the nine months ended  September 26, 2009  because inclusion of such would be anti-dilutive.  Stock options outstanding of 1,645,833 were excluded from the weighted average per share calculation for the quarter and nine months ended September 27, 2008 because inclusion of such would be anti-dilutive.  Exercises of outstanding stock options or warrants are assumed to occur for purposes of calculating diluted earnings per share for periods in which their effect would not be anti-dilutive.  Earnings per common share was computed as follows for the quarters and nine months ended September 26, 2009 and September 27, 2008:

	Quarter Ended		Nine Months Ended
	September 26, 2009	September 27, 2008	September 26, 2009	September 27, 2008
Basic Earnings Per Share:
Net income	$1,303,761	$1,103,238	$3,228,307	$2,237,075
Weighted average number of common shares	17,885,440	18,750,919	17,978,031	18,790,591
Earnings per common share	$0.07	$0.06	$0.18	$0.12

Diluted Earnings Per Share:
Net income	$1,303,761	$1,103,238	$3,228,307	$2,237,075

Weighted average number of common shares	17,885,440	18,750,919	17,978,031	18,790,591
Incremental shares from assumed conversions of stock options and non- vested shares of restricted stock	156,239	—	247,750	—
Adjusted weighted average number of common shares	18,041,679	18,750,919	18,225,781	18,790,591
Earnings per common share	$0.07	$0.06	$0.18	$0.12

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

In December 2004, the FASB issued new guidance on stock options which requires that compensation cost related to all share-based payment arrangements, including employee stock options, be recognized in the financial statements based on the fair value method of accounting. In addition, it requires that excess tax benefits related to share-based payment arrangements be classified as cash inflows from financing activities and cash outflows from operating activities.

On June 1, 2009, the Company issued to its Chief Executive Officer 52,000 shares of restricted stock under the Company’s 2005 Equity Incentive Plan, subject to vesting in equal installments over three years.  The restricted stock was valued at the fair market value of the Common Stock on the close of business of the day prior to the date of grant, and the resulting deferred compensation expense of $124,280 was included in additional paid-in-capital and is being amortized over the vesting period.  As of September 26, 2009, amortization expense of $13,809 is included in selling, general, and administrative expenses.

On June 1, 2009, the Company issued to its Chief Financial Officer 37,000 shares of restricted stock under the company’s 2005 Equity Incentive Plan, subject to vesting in equal installments over three years.  The restricted stock was valued at the fair market value of the Common Stock on the close of business of the day prior to the date of grant, and the resulting deferred compensation expense of $88,430 was included in additional paid-in-capital and is being amortized over the vesting period.  As of September 26, 2009, amortization expense of $9,823 is included in selling, general, and administrative expenses.

During the nine months ending September 26, 2009 and September 27, 2008, the total share-based compensation expense recognized from restricted stock awards in the financial statements was $23,632 and $31,813 respectively, and is included in selling, general and administrative expenses.  There were no share-based compensation costs which were capitalized.  As of September 26, 2009 and September 27, 2008 the total unrecognized costs related to non-vested restricted stock awards granted was $189,078 and zero, respectively.

There were no restricted stock awards granted during the quarter and nine months ended September 27, 2008.

During the nine months ended September 26, 2009 and September 27, 2008, the Company recorded $182,272 and $262,962 of share-based compensation expense, respectively related to stock options.  During the quarters ended September 26, 2009 and September 27, 2008, the Company recorded $66,101 and $102,588 of share-based compensation expense, respectively, related to stock options.

There were 2,140 and zero stock options exercised during the nine months ended September 26, 2009 and September 27, 2008, respectively.

The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the quarter and nine months ended:

	Quarter Ended		Nine Months Ended
	September 26, 2009	September 27, 2008	September 26, 2009	September 27, 2008
Expected dividend yield	0%	0%	0%	0%
Expected volatility	73%	46%	73%	46%
Risk-free interest rate	3.3% - 3.7%	3.1%	2.9% - 3.7%	2.5% - 3.5%
Expected life – Employees options	6.5 years	1.8 years	6.5 years	1.8 years
Expected life – Board of directors options	1.2 years	1.6 years	1.2 years	1.6 years

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

As of September 26, 2009, the amount of unrecognized compensation expense related to stock options to be recognized over the next two years is approximately $0.4 million. This expected compensation expense does not reflect any new awards, or modifications to existing awards, that could occur in the future. Generally, the Company issues new shares upon the exercise of stock options as opposed to reissuing treasury shares.

The following table summarizes stock option activity during the nine months ended September 26, 2009:

	Plan Options
	Options Outstanding	Weighted Average Exercise Price
Balance, December 27, 2008	2,223,833	$2.34
Granted	360,000	$2.19
Forfeited	(446,193)	$2.62
Exercised	(2,140)	$2.24
Balance, September 26, 2009	2,135,500	$2.25

The intrinsic value related to total stock options outstanding was $1,338,055 as of September 26, 2009 and zero as of September 27, 2008.  The intrinsic value related to vested stock options outstanding was $242,167 as of September 26, 2009 and zero as of September 27, 2008.  The aggregate intrinsic value is based on the exercise price and the Company’s closing stock price of $2.86 as of September 26, 2009 and $1.72 as of September 27, 2008.

Issuer Purchases of Equity Securities

The Company’s Board of Directors approved a stock re-purchase program that was publicly announced on Form 8-K filed with the SEC on September 26, 2008 whereby up to $2 million of common stock could be purchased from time to time at the discretion of management (the “2008 program”).  The repurchased shares are generally held as treasury stock and are available for general corporate purposes unless and until such shares are retired by the Board.   The 2008 program expired August 23, 2009 and the Company continues to evaluate its share repurchase opportunities.  Below is a table showing repurchased shares for each month included in the period covered by this report:

Period	Total Number of Shares Repurchased	Weighted Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum that may yet be Purchased Under the 2008 Program

12/28/08 – 1/31/09	—	$—	—	$1,272,878

2/1/09 – 2/28/09	—	$—	—	$1,272,878

3/1/09 - 03/28/09	367,957	$1.28	367,957	$(471,195)

3/29/09 – 6/27/09	—	$—	—	$801,683

6/28/09 – 8/23/09	—	$—	—	$801,683

Total				$801,683

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

2.             Inventories:

Inventories consisted of the following as of September 26, 2009 and December 27, 2008:

	September 26,	December 27,
	2009	2008
Finished goods	$3,740,363	$7,846,073
Raw materials	17,352,772	6,133,453
	$21,093,135	$13,979,526

3.             Goodwill, Trademarks and Other Intangibles, Net:

Goodwill, trademarks and other intangibles, net consisted of the following as of September 26, 2009 and December 27, 2008:

	Estimated Useful Life	September 26, 2009	December 27, 2008
Goodwill:
The Inventure Group, Inc.		$5,986,252	$5,986,252
Rader Farms, Inc.		5,629,973	5,629,973

Total Goodwill		$11,616,225	$11,616,225

Trademarks:
The Inventure Group, Inc.		$1,535,659	$1,535,659
Rader Farms, Inc.		$1,070,000	$1,070,000

Other intangibles:
Rader - Covenant-not-to-compete, gross carrying amount	5 years	$160,000	$160,000
Rader - Covenant-not-to-compete, accum. amortization		(74,676)	(50,673)
Rader - Customer relationship, gross carrying amount	10 years	100,000	100,000
Rader - Customer relationship, accum. amortization		(23,323)	(15,826)

Total Trademarks and other intangibles, net		$2,767,660	$2,799,160

Amortization expense for the nine months ended September 26, 2009 and September 27, 2008 amounted to $46,831 and $18,082, respectively. As of December 27, 2008, we expect amortization expense on these intangible assets over the next five years to be as follows:

2009	$42,000
2010	$42,000
2011	$42,000
2012	$23,327
2013	$10,000

Goodwill and trademarks are reviewed for impairment annually in the second fiscal quarter, or more frequently if impairment indicators arise. Goodwill is required to be tested for impairment between the annual tests if an event occurs or circumstances change that more-likely-than-not reduces the fair value of a reporting unit below its carrying value. Intangible assets with indefinite lives are required to be tested for impairment between the annual tests if an event occurs or circumstances change indicating that the asset might be impaired.  The carrying values were not impaired as of September 26, 2009.

4.             Accrued Liabilities:

Accrued liabilities consisted of the following as of September 26, 2009 and December 27, 2008:

	September 26, 2009	December 27, 2008
Accrued payroll and payroll taxes	$2,294,215	$1,531,079
Accrued royalties and commissions	812,336	679,152
Accrued advertising and promotion	934,169	669,256
Accrued other	2,783,565	1,640,860
	$6,824,285	$4,520,347

5.             Long-Term Debt:

Long-term debt consisted of the following as of September 26, 2009 and December 27, 2008:

	September 26,	December 27,
	2009	2008
Mortgage loan due monthly through July, 2012; interest at 9.03%; collateralized by land and building in Goodyear, AZ	$1,531,109	$1,577,093
Mortgage loan due monthly through December, 2016; interest rate at 30 day LIBOR plus 165 basis points, fixed through a swap agreement to 6.85%; collateralized by land and building in Bluffton, IN	2,237,406	2,284,909
Equipment term loan due monthly through May, 2014; interest at LIBOR plus 165 basis points; collateralized by equipment at Rader Farms in Lynden, WA	4,071,429	4,714,286
Real Estate term loan due monthly through July, 2017; interest at LIBOR plus 165 basis points; fixed through a swap agreement to 4.28%; secured by a leasehold interest in the real property in Lynden, WA	3,654,580	3,780,919
Vehicle term loan and other miscellaneous loans due in various monthly installments through February, 2011; collateralized by vehicles	39,736	88,183
Office Equipment leases due June 2012	8,013	10,200
	11,542,273	12,455,590
Less current portion of long-term debt	(1,202,618)	(1,204,080)
Long-term debt, less current portion	$10,339,655	$11,251,510

To fund the acquisition of Rader Farms, the Company entered into a Loan Agreement (the “Loan Agreement”) with U.S. Bank National Association (“U.S. Bank”). Each of our subsidiaries is a guarantor of the Loan Agreement, which is secured by a pledge of all of the assets of our consolidated group. The borrowing capacity available to us under the Loan Agreement consists of notes representing:

•      a $15,000,000 revolving line of credit maturing on June 30, 2011; $11,422,629 was outstanding at September 26, 2009.  Based on eligible assets, the amount available under the line of credit was $3,577,371 at September 26, 2009. As defined in the revolving credit facility note, all borrowings under the revolving line of credit will bear interest at either (i) the prime rate of interest announced by U.S. Bank from time to time or (ii) LIBOR plus the LIBOR Rate Margin.

•      Equipment term loan due May 2014 noted above.

•      Real estate term loan due July 2017 noted above.

U.S. Bank may terminate its commitments and accelerate the repayment of amounts outstanding and exercise other remedies upon the occurrence of an event of default (as defined in the Loan Agreement), subject, in certain instances, to the expiration of an applicable cure period. The agreement requires the Company to maintain compliance with certain financial covenants, including a minimum tangible net worth, a minimum fixed charge coverage ratio and a maximum leverage ratio. At September 26, 2009, the Company was in compliance with all of the financial covenants. Deferred financing fees totaling $119,744, which are included in Other Assets, were recorded in connection with the Loan Agreement and are being amortized over the life of the loan.

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

The Company entered into an interest rate swap in December 2006 to convert the interest rate of the mortgage to purchase the Bluffton, Indiana plant from the contractual rate of 30 day LIBOR plus 165 basis points to a fixed rate of 6.85%. On September 28, 2008, the Company’s first day of its fiscal fourth quarter, the Company prospectively redesignated the hedging relationship to a cash flow hedge.  The swap has a fixed pay-rate of 6.85% and a notional amount of approximately $2.2 million at September 26, 2009 and expires in December, 2016. We evaluate the effectiveness of the hedge on a quarterly basis and at September 26, 2009 the hedge is highly effective.  The interest rate swap had fair value of ($300,522) at September 26, 2009, which is recorded as a liability on the accompanying consolidated balance sheet.  The swap value was determined in accordance with the fair value measurement guidance discussed earlier using Level 2 observable inputs and approximates the net loss that would have been realized if the contract had been settled on September 26, 2009.

The Company entered into another interest rate swap in January 2008 to effectively convert the interest rate of the real estate term loan to a fixed rate of 4.28%.  The interest rate swap is structured with a decreasing notional amount to match the expected pay down of the debt.  The notional value of the swap at September 26, 2009 was $3.7 million.  The interest rate swap is accounted for as a cash flow hedge derivative.  We evaluate the effectiveness of the hedge on a quarterly basis and at September 26, 2009 the hedge is highly effective.  The interest rate swap had fair value of ($287,865) at September 26, 2009, which is recorded as a liability on the accompanying consolidated balance sheet, and was recorded in “Accumulated other comprehensive loss,” all of which represents the change in fair value as of September 26, 2009.  This value was determined in accordance with the fair value measurement guidance discussed earlier using Level 2 observable inputs and approximates the net loss that would have been realized if the contract had been settled on September 26, 2009.

The only component of other comprehensive income/loss for the periods presented is the change in fair value of the interest rate swaps.  The effect of such is as follows:

	Quarter ended		Nine Months Ended
	September 26, 2009	September 27, 2008	September 26, 2009	September 27, 2008

Net income	$1,303,761	$1,103,238	$3,228,307	$2,237,075

Change in fair value of interest rate swaps (net of tax)	(59,430)	(37,259)	179,317	(14,691)

Comprehensive Income	$1,244,331	$1,065,979	$3,407,624	$2,222,384

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

7.             Business Segments:

The Company’s operations consist of three reportable segments: manufactured snack products, berry products and distributed products.  The manufactured products segment produces potato chips, potato crisps and potato skins for sale primarily to snack food distributors and retailers.  The berry products segment produces frozen berries for sale primarily to groceries, mass merchandisers and club stores.  The distributed products segment sells snack food products manufactured by other companies to the Company’s Arizona snack food distributors.  The Company’s reportable segments offer different products and services.  The majority of the Company’s revenues are attributable to external customers in the United States.  The Company does sell to customers in Mexico, Canada, the Caribbean, Latin America, South America, the Middle East, Malta, Germany, India, Hong Kong, Japan, Singapore, Malaysia, Thailand, Taiwan, Philippines, and the United Kingdom as well, however the revenues attributable to those customers are immaterial.  In October 2009, the company expanded overseas distribution of the snacks it produces under its BURGER KING(tm) licensing agreement.  The snacks will be available in 17 new countries in Asia, Europe, and the Middle East, including China, Turkey, and the Scandinavian countries.  All of the Company’s assets are located in the United States.  The Company does not allocate any assets to the distributed products segment.

The accounting policies of the segments are the same as those described in the Summary of Significant Accounting Policies (Note 1).  The Company does not allocate assets, selling, general and administrative expenses, income taxes or other income and expense to segments.

	Manufactured Snack Products	Berry Products	Distributed Products	Consolidated
Quarter ended September 26, 2009
Net revenues from external customers	$20,115,695	$9,073,730	$747,986	$29,937,411
Depreciation and amortization in segment gross profit	282,706	168,658	—	451,364
Segment gross profit	4,292,288	2,224,840	205,629	6,722,757

Quarter ended September 27, 2008
Net revenues from external customers	$19,371,582	$9,739,006	$711,547	$29,822,135
Depreciation and amortization in segment gross profit	209,716	110,929	—	320,645
Segment gross profit	4,095,023	2,802,033	215,001	7,112,057

Nine months ended September 26, 2009
Net revenues from external customers	$59,007,933	$31,499,559	$2,568,284	$93,075,776
Depreciation and amortization in segment gross profit	794,980	477,972	—	1,272,952
Segment gross profit	11,740,822	6,784,389	642,022	19,167,233

Nine months ended September 27, 2008
Net revenues from external customers	$53,654,586	$29,482,087	$2,105,193	$85,241,866
Depreciation and amortization in segment gross profit	662,683	278,926	—	941,609
Segment gross profit	10,904,333	5,986,068	598,215	17,488,616

The following table reconciles reportable segment gross profit to the Company’s consolidated income before income tax provision for the quarters and nine months ended September 26, 2009 and September 27, 2008:

	Quarter Ended		Nine Months Ended
	September 26, 2009	September 27, 2008	September 26, 2009	September 27, 2008

Segment gross profit	$6,722,757	$7,112,057	$19,167,233	$17,488,616
Unallocated amounts:
Selling, general and administrative expenses	(4,282,591)	(4,994,732)	(13,148,891)	(12,776,064)
Interest expense, net	(267,306)	(318,890)	(681,259)	(1,000,127)
Income before income tax provision	$2,172,860	$1,798,435	$5,337,083	$3,712,425

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

Results of Operations

Quarter ended September 26, 2009 compared to the quarter ended September 27, 2008

Net revenues for the third quarter of fiscal 2009 were $29.9 million, up $0.1 million, or 0.4% higher than the same period last year.

Snack division net revenues were $20.8 million, up 3.9% versus the same period last year.  Key contributors were the Boulder Canyon Natural Foods™ brand, up 8% versus the same period last year,  TGI Fridays, up 11% over last year, and private label sales which were up 61% for the quarter. These increases were partially offset by declines for both BURGER KING™ and Poore Brothers® branded products, both of which were compared in the quarter ended September 26, 2009 against last year’s sales increase following the launch of these product lines in a national drug chain.

As anticipated, Rader Farms sales were soft for the quarter with revenues of $9.1million, down 6.8% versue last year. Typically Rader sales of frozen berries are lowest in the third quarter due to the availability of fresh berries at this time of year. This year there was a large increase in the availability of fresh berries at much lower prices, causing a decline in sales compared to last year.

Gross profit for the quarter ended September 26, 2009 decreased $0.4 million as compared to the quarter ended September 27, 2008, and also decreased as a percentage of net revenues (22.5% of net revenue for 2009 and 23.8% of net revenue for 2008).  The decrease was attributable to the lower Rader sales for the quarter.

Selling, general and administrative expenses were $4.3 million in the third quarter of 2009 as compared to $5.0 million in the third quarter of 2008.  These expenses decreased to 14.3% of net revenues in 2009, as compared to 16.7% of net revenues in 2008.

Net interest expense was $267,306 in the third quarter of 2009 compared to $318,890 in the third quarter of 2008.  The decrease primarily relates to a change in accounting treatment of swap instruments.  See “Interest Rate Swaps” for further detail.

Net income was $1.3 million, or $0.07 per basic and diluted share, compared to net income of $1.1 million, or $0.06 per basic and diluted share in the third quarter of last year.

Nine months ended September 26, 2009 compared to the nine months ended September 27, 2008

For the nine months ended September 26, 2009 net revenues increased 9.2%, or $7.9 million, to $93.1 million, compared with net revenue of $85.2 million in the first nine months of the previous year.  Total net revenues for the nine months ended September 26, 2009 include $31.5 million from Rader Farms, representing an increase of 7%, versus the same period last year.  For the snack business, total net revenues for the nine months ended September 26, 2009 were $61.6 million, representing an increase of 10.6%, from the $55.7 million of snack net revenues for the first nine months of 2008.

Gross profit for the nine months ended September 26, 2009 was $19.2 million, or 20.6% of net revenues, compared to $17.5 million, or 20.5% of net revenues for the nine months ended September 27, 2008.  This increase of $1.7 million, or 9.6%, was attributable to the revenue growth at both the snack and Rader divisions, and the growth in pounds processed through the snack division plant.  These gains were partially offset by a shift in sales in the snack division to lower margin channels, a result of the current economic environment and price increases in certain commodities.

Selling, general and administrative expenses increased to $13.1 million for the nine months ended September 26, 2009 from $12.8 million for the nine months ended September 27, 2008.  Selling, general and administrative expenses were 14.1% of total net revenues for the nine months ended September 26, 2009 and 15.0% for the nine months ended September 27, 2008.

Net interest expense was $0.7 million in the first nine months of 2009 compared to $1.0 million in the first nine months of 2008.  The Company changed its accounting treatment of swap instruments.  See “Interest Rate Swaps” for further detail.  The Company recognized $0.1 million of interest expense as a result of an interest rate swap in the first nine months of 2008, with no similar expense incurred in the first nine months of 2009.

Net income for the nine months ended September 26, 2009 was $3.2 million, or $0.18 per basic and diluted share, compared with net income of $2.2 million, or $0.12 per basic and diluted share, in the prior-year period.

Liquidity and Capital Resources

Net working capital was $7.2 million (a current ratio of 1.3:1) at September 26, 2009 and $4.5 million (a current ratio of 1.2:1) at December 27, 2008.  For the nine months ended September 26, 2009, the Company generated cash flow of $0.3 million from operating activities, invested $2.1 million in equipment, borrowed a net $3.2 million on its line of credit, utilized $0.9 million to pay down other debt and purchased $0.5 million of treasury shares.   For the nine months ended September 27, 2008, the Company generated cash flow of $1.7 million from operating activities, invested $2.8 million in equipment, borrowed a net $1.9 million on its line of credit and utilized $0.9 million to pay down other debt.   Inventories increased $7.1 million as compared to December 27, 2008 balances, primarily due to the processing of the 2009 Rader harvest season, which commenced in June.

The Company’s Goodyear, Arizona manufacturing and distribution facility is subject to a $1.5 million mortgage loan from Morgan Guaranty Trust Company of New York, bears interest at 9.03% per annum and is secured by the building and the land on which it is located. The loan matures on July 1, 2012; however monthly principal and interest installments of $16,825 are determined based on a twenty-year amortization period.

The Company’s Bluffton, Indiana manufacturing and distribution facility was purchased for $3.0 million in December, 2006. The facility is subject to a $2.2 million mortgage loan from U.S. Bank National Association, bears interest at the 30 day LIBOR plus 165 basis points and is secured by the building and the land on which it is located. The interest rate associated with this debt instrument was fixed to 6.85% via an interest rate swap agreement with U.S. Bank National Association in December 2006.  The loan matures in December, 2016; however monthly principal and interest installments of $18,392 are determined based on a twenty-year amortization period.

To fund the acquisition of Rader Farms the Company entered into a Loan Agreement (the “Loan Agreement”) with U.S. Bank National Association (“U.S. Bank”). Each of our subsidiaries is a guarantor of the Loan Agreement, which is secured by a pledge of all of the assets of our consolidated group. The borrowing capacity available to us under the Loan Agreement consists of notes representing:

•      a $15,000,000 revolving line of credit maturing on June 30, 2011; based on asset eligibility, there was $3.6 million of borrowing availability under the line of credit at September 26, 2009,

•      an equipment term loan, secured by the equipment acquired, subject to a $5.8 million term loan from U.S. Bank National Association, and bearing interest at the 30 day LIBOR plus 165 basis points. The loan matures in May, 2014 and monthly principal installments are $71,429 plus interest and

•      a real estate term loan, secured by a leasehold interest in the real property we are leasing from the former owners of Rader Farms in connection with the acquisition, subject to a $4.0 million real estate term loan from U.S. Bank National Association, and bearing interest at the 30 day LIBOR plus 165 basis points.  The interest rate associated with this debt instrument was fixed to 4.28% via an interest rate swap agreement with U.S. Bank National Association in January 2008. The loan matures in July, 2017; however monthly principal and interest installments of $36,357 are determined based on a fifteen-year amortization period.

All borrowings under the revolving line of credit will bear interest at either (i) the prime rate of interest announced by U.S. Bank from time to time or (ii) LIBOR, plus the LIBOR Rate Margin (as defined in the revolving credit facility note). The term loan will bear interest at LIBOR, plus the LIBOR Rate Margin (as defined in the term loan note).

As is customary in such financings, U.S. Bank may terminate its commitments and accelerate the repayment of amounts outstanding and exercise other remedies upon the occurrence of an event of default (as defined in the Loan Agreement), subject, in certain instances, to the expiration of an applicable cure period. The agreement requires the Company to maintain compliance with certain financial covenants, including a minimum tangible net worth, a minimum fixed charge coverage ratio and a maximum leverage ratio. At September 26, 2009, the Company was in compliance with all of the financial covenants.

Interest Rate Swaps

See Footnote 5 “Long-Term Debt” in the Company’s “Notes to Unaudited Condensed Consolidated Financial Statements” for detail regarding the Company’s interest rate swaps.

Contractual Obligations

The Company’s future contractual obligations consist principally of long-term debt, operating leases, minimum commitments regarding third party warehouse operations services, remaining minimum royalty payments due licensors pursuant to brand licensing agreements and severance charges to terminated executives.  As of September 26, 2009 there have been no material changes to the Company’s contractual obligations since its December 27, 2008 fiscal year end, other than scheduled payments.  The Company currently has no material marketing or capital expenditure commitments.

Management’s Plans

In connection with the implementation of the Company’s business strategy, the Company may incur operating losses in the future and may require future debt or equity financings (particularly in connection with future strategic acquisitions, new brand introductions or capital expenditures).  Expenditures relating to acquisition-related integration costs, market and territory expansion and new product development and introduction may adversely affect promotional and operating expenses and consequently may adversely affect operating and net income.  These types of expenditures are expensed for accounting purposes as incurred, while revenue generated from the result of such expansion or new products may benefit future periods.  Management believes that the Company will generate positive cash flow from operations during the next twelve months, which, along with its existing working capital and borrowing facilities, will enable the Company to meet its operating cash requirements for the next twelve months, including planned capital expenditures and recent improvements to our Goodyear, Arizona facility in 2009.  The belief is based on current operating plans and certain assumptions, including those relating to the Company’s future revenue levels and expenditures, industry and general economic conditions and other conditions. For instance, if current general economic conditions continue or worsen, we believe that our sales forecasts may prove to be less reliable than they have in the past as consumers may change their buying habits with respect to snack food products. Unexpected price increases for commodities used in our snack products, or adverse weather conditions affecting our Rader Farms crop yield could also impact our financial condition.  If any of these factors change, the Company may require future debt or equity financings to meet its business requirements. There can be no assurance that any required financings will be available or, if available, will be on terms attractive to the Company.

Critical Accounting Policies and Estimates

There have been no significant changes to the Company’s critical accounting policies and estimates since the filing of its Form 10-K for the year ended December 27, 2008.

Recent Accounting Pronouncements

In August 2009, the Financial Accounting Standards Board (“FASB”) issued guidance on the measurement of liabilities at fair value. The guidance provides clarification that in circumstances in which a quoted market price in an active market for an identical liability is not available, an entity is required to measure fair value using a valuation technique that uses the quoted price of an identical liability when traded as an asset or, if unavailable, quoted prices for similar liabilities or similar assets when traded as assets. If none of this information is available, an entity should use a valuation technique in accordance with existing fair valuation principles. The Company adopted this guidance in the quarter ended September 26, 2009 and there was no material impact on the Company’s financial position, results of operations or liquidity.

In June 2009, the FASB issued guidance related to the FASB Accounting Standards Codification (“ASC”). Effective for interim or annual financial periods ending after September 15, 2009, the ASC is the single source of authoritative generally accepted accounting principles in the United States of America (“U.S. GAAP”) and changes the referencing of accounting standards. The ASC is not intended to change or alter existing U.S. GAAP; however the way authoritative literature is referred to has changed effective in the third quarter of 2009. The Company has adopted the provisions of the ASC effective September 26, 2009 and there was no material impact on the Company’s financial position, results of operations or liquidity.

In May 2009, the FASB issued guidelines on subsequent event accounting which defines subsequent events as events or transactions that occur after the balance sheet date but before financial statements are issued or are available to be issued, and establishes general standards of accounting for and disclosure of subsequent events. The new guidance also includes a required disclosure of the date through which an entity has evaluated subsequent events, which for public entities is the date upon which the financial statements are issued. The guidance is effective for interim or annual financial periods ending after June 15, 2009, and shall be applied prospectively. The Company adopted this guidance for the interim period ended June 27, 2009 and there was no material impact on the Company’s financial position, results of operations or liquidity.

In April 2009, the FASB issued three related sets of accounting guidance which sets forth rules related to determining the fair value of financial assets and financial liabilities when the activity levels have significantly decreased in relation to the normal market, guidance related to the determination of other-than-temporary impairments to include the intent and ability of the holder as an indicator in the determination of whether an other-than-temporary impairment exists and interim disclosure requirements for the fair value of financial instruments.  The adoption of the three sets of accounting guidance did not have a material impact on the Company’s financial position, results of operations or liquidity.

In March 2008, the FASB issued new disclosure requirements regarding derivative instruments and hedging activities. The new guidance applies to all entities and requires enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for and their effect on an entity’s financial position, financial performance, and cash flows. This guidance is effective for fiscal years and interim periods beginning after November 15, 2008 and the adoption of this guidance had no impact on the Company’s financial position, results of operations or liquidity.

In December 2007, the FASB issued new guidance on non-controlling interests in consolidated financial statements.  This guidance establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary.  It also establishes disclosure requirements that clearly identify and distinguish between the controlling and non-controlling interests and requires the separate disclosure of income attributable to controlling and non-controlling interests. The guidance is effective for fiscal years and interim periods beginning after December 15, 2008, and the adoption of this guidance had no impact on the Company’s financial position, results of operations or liquidity.

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

Item 1A. Risk Factors

During the quarter and nine months ended September 26, 2009, there were no material changes from the risk factors as previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 27, 2008.

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

Dated:	November 10, 2009	THE INVENTURE GROUP, INC.

		By:	/s/ Terry McDaniel
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