Form 10-K
period 2009-12-26
INVENTURE GROUP, INC.
filed 2010-03-26
CIK 944508

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 26, 2009

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐  No  ☒

The aggregate market value of the voting stock (Common Stock, $.01 par value) held by non-affiliates of the Registrant was approximately $46.5  million based upon the closing market price on June 27, 2009, the last business day of the Registrant’s most recently completed second fiscal quarter.

The number of issued and outstanding shares of Common Stock, $.01 par value, as of March 1, 2010 was 17,887,643.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Registrant’s Annual Meeting of Shareholders to be held on May 20, 2010 are incorporated by reference into Part III of this Form 10-K.

EXCHANGE ACT REPORTS AVAILABLE ON COMPANY WEBSITE

Under “SEC Filings” on the “Investors” page of the Company’s website located at www.inventuregroup.net, the following filings are made available as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission (the “SEC”): the Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statement on Schedule 14A related to the Company’s Annual Shareholders Meeting, and any amendments to those reports or statements filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934.  You may also read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549.  You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  The SEC also maintains an Internet website located at http://www.sec.gov that contains the information we file or furnish electronically with the SEC.

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

Item 1.  Business

General

The Inventure Group, Inc., a Delaware corporation (the “Company”), is a $120+ million leading marketer and manufacturer of healthy/all natural and indulgent specialty snack food brands. The Company is headquartered in Phoenix, Arizona with plants in Arizona, Indiana and Washington.  The Company’s executive offices are located at 5050 N. 40th  Street, Suite 300 Phoenix, Arizona 85018, and its telephone number is (623) 932-6200.  Shortly after the filing of this report, the Company will be moving its offices to 5415 East High Street, Suite 350, Phoenix, Arizona 85054, and its telephone number at the new address will not change.

The Company was formed in 1995 as a holding company to acquire a potato chip manufacturing and distribution business, which had been founded by Donald and James Poore in 1986.  In December 1996, the Company completed an initial public offering of its Common Stock.  In November 1998, the Company acquired the business and certain assets (including the Bob’s Texas Style® potato chip brand) of Tejas Snacks, L.P. (“Tejas”), a Texas-based potato chip manufacturer.  In October 1999, the Company acquired Wabash Foods, LLC (“Wabash”) including the Tato Skins®, O’Boisies®, and Pizzarias® trademarks and the Bluffton, Indiana manufacturing operation and assumed all of Wabash Foods’ liabilities.  In June 2000, the Company acquired Boulder Natural Foods, Inc. (“Boulder”) and the Boulder CanyonTM brand of totally natural potato chips.  The Company changed its name from Poore Brothers, Inc. to The Inventure Group, Inc. on May 23, 2006.  In May 2007, the Company acquired Rader Farms, Inc., including a farming operation and a berry processing facility in Lynden, Washington.

Products

In the Company’s healthy/all natural category, products include Rader Farms® frozen berries and Boulder CanyonTM Natural Foods brand kettle cooked potato chips. In the Company’s indulgent specialty category, products include T.G.I. Friday’s® brand snacks, BURGER KING TM  brand snack products, Poore Brothers® kettle cooked potato chips, Bob’s Texas Style® kettle cooked chips, Tato Skins® brand potato snacks and O’Boises® potato snacks.

Manufactured Snack Food Products.  The Company’s snack products are manufactured at the Arizona and Indiana plants as well as some third party plants for certain products.

Bluffton, Indiana Plant.  The Company produces T.G.I. Friday’s® brand Potato Skins snacks, BURGER KING TM brand potato snack products, Tato Skins® brand potato snacks, O’Boises® brand potato snacks and Boulder CanyonTM Natural Foods Rice and Bean snacks, utilizing a sheeting and frying process.  All of these are offered in several different flavors and formulations and are manufactured at the Company-owned facility in Bluffton, Indiana, except for Mozzarella and Buffalo Snack Sticks, Hot Pepper Jack Cheese Fries, Onion Rings and French Toast products, which are currently produced by contract manufacturers on behalf of the Company and sold under the T.G.I. Friday’s® and BURGER KING TM  brand names.  The Company also produces private label sheeted dough products.

Goodyear, Arizona Plant.  Poore Brothers®, Bob’s Texas Style®, Boulder CanyonTM Natural Foods, and private label branded potato chips are produced in a variety of flavors utilizing a batch-frying process at the Company-owned facility in Goodyear, Arizona.   While conventional continuous line cooking methods may produce higher production volume, the Company believes that its batch-frying process is superior and produces premium potato chip products with enhanced crispness and distinctive flavor.

Licensed Snack Brands.  In 2000, the Company launched its T.G.I. Friday’s® brand snacks pursuant to a license agreement with T.G.I. Friday’s Inc., which expires in 2014.  In 2007, the Company launched its BURGER KING™ snack products pursuant to a license agreement with Burger King Corporation, which expires in 2012.  In  2009, the Company entered into a license agreement with Bruce Foods Corporation which the Company expects to result in a 2010 launch of a new line of Hot Fries snacks under the Louisiana Hot Sauce brand.

Private Label Products.  The Company currently has arrangements with several grocery chains and natural stores for the manufacture and distribution by the Company of their respective private label snacks and believes that additional contract manufacturing opportunities exist.  While such arrangements are extremely price competitive and can be short in duration, the Company believes that they may provide a profitable opportunity for the Company to improve the capacity utilization of its facilities.  The Company intends to seek additional private label and contract manufacturing customers located near its facilities who demand superior product quality at a reasonable price.

During 2009, the Company launched a number of new items under its existing brands such as:  Boulder CanyonTM Natural Foods Sun Dried Tomato & Basil Rice & Bean, Sweet Lemon & Cracked Pepper Rice & Bean, Honey BBQ Canyon Cut, and Lemon Pepper; T.G.I. Friday’s® Spicy Buffalo Sticks and Jalapeno Cheddar Potato Skins; BURGER KING TM Spicy Onion rings, Hot Fries and Cheesy Fries; and, Poore Brothers® Mole and Habanero.

Berry Products.  Rader Farms grows, processes and markets premium berry blends, raspberries, blueberries, and rhubarb and purchases marionberries, cherries, cranberries, strawberries and other fruits from a select network of fruit growers for resale.  The fruit is processed and packaged for sale and distribution nationally to wholesale customers under the Rader Farms® brand, as well as through store brands.  The Company also uses third party processors for certain products.  In 2009, the Company entered into a license agreement with Jamba Juice that expires in 2014, which the Company expects to result in a 2010 launch of Jamba™ branded blend-and-serve smoothie kits with all natural vitamin and mineral boosts and a variety of fresh-frozen, whole fruit pieces, including raspberries and blueberries from Rader Farms.

Distributed  Products.  The Company purchases and resells throughout Arizona snack food products manufactured by others.  Such products include pretzels, popcorn, dips and meat snacks.

For the fiscal years 2009 and 2008, net revenues totaled $121.0 million and $113.1 million, respectively, and T.G.I. Friday’s® brand salted snacks represented 33% of the Company’s total net revenues in both 2009 and 2008.

	Percent of Total Net Revenues
	2009	2008
Branded snack and berry products	78%	80%
Private label products	19%	17%
Total manufactured snack and berry products revenues	97%	97%

Distributed products segment revenues	3%	3%

Total revenues	100%	100%

Business Strategy

The Company’s business strategy is to continue building a diverse portfolio of high quality, competitively priced healthy/all natural food brands (Rader Farms® and Boulder CanyonTM Natural Foods ) and indulgent specialty food brands (T.G.I. Friday’s®, BURGER KING TM, Poore Brothers®) with annualized target revenues between $5 million and $50 million each through expansion of existing brands, licensing, acquisition and development.  The goals of our strategy are to (i) capitalize on healthy/all natural and indulgent specialty food brand opportunities, (ii) deliver incremental category growth for retailers, (iii) provide product innovation targeted to a defined consumer segment, (iv) complement, rather than compete directly against, large national competitors with leading national brands, and (v) build relationships with major retailers in all channels of distribution by providing them higher margins, excellent customer service and constant innovation.  The Company plans to mitigate the financial impact of launching new products by introducing them in small-scale test markets rather than large scale regional or national introductions, and to continue to improve profit margins through increased operating efficiencies and manufacturing capacity utilization. The primary elements of the Company’s long-term business strategy are as follows:

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

Leverage Infrastructure and Capacity.   The Company’s Indiana, Arizona and Washington facilities are currently operating at approximately 40%, 75% and 50% of their respective manufacturing capacities.   The Company continues to secure new manufacturing opportunities in private label and co-packing arrangements, as well as expand upon its own branded product lines.  In addition, the Company plans to continue capital investment in its plants and drive operating efficiencies.

Improve Profit Margins.   The Company plans to increase gross profit margins through increased long-term revenue growth, improved operating efficiencies, and higher margin new products.  It believes that additional improvements to its manufactured products’ gross profit margins are possible with the achievement of the business strategies discussed above.

Manufacturing

The Company-owned manufacturing facility in Bluffton, Indiana includes three fryer lines that can produce an aggregate of up to approximately 9,000 pounds per hour of T.G.I. Friday’s®, BURGER KING™,  and Tato Skins® brand products.  The Indiana facility is currently operating at approximately 40% of capacity.  Recently introduced production capabilities at the Bluffton plant allow the Company to use existing equipment to make additional snacks that are entirely different in appearance and taste from its other product lines.  The Company believes this technology will help expand its product lines and facilitate growth.  During 2010, the Company plans to further invest in new equipment to expand and diversify its production capabilities.

The Company-owned manufacturing facility in Goodyear, Arizona has the capacity to produce up to approximately 2,800 pounds of potato chips per hour, including 1,860 pounds of batch-fried branded potato chips per hour and 940 pounds of continuous-fried private label potato chips per hour.  The Arizona facility is currently operating at approximately 75% of capacity.  During 2009, the Company spent approximately $1.2 million in capital at the Goodyear facility in order to increase capacity and improve efficiencies.  The investment included additional high capacity kettle cooking equipment, increasing our high speed packaging machines, and installing automated case packing machines.  The installation was completed by the end of the second quarter in 2009.

The Company-owned Radar Farms facilities in Lynden, Washington have the capacity to produce up to eight million pounds of grown berries per year.  The individually quick frozen (“IQF”) processing facilities located at the same location have the capacity to apply the IQF process to forty million pounds of berries annually.  Overall, the processing facility is operating at 50% of capacity.    Rader Farms had an exceptional 2009 harvest along with the rest of the industry as a result of favorable farming and weather conditions.  The Company has invested in new packaging equipment to accommodate the forthcoming Jamba™ smoothie launch.

There can be no assurance that the Company will obtain sufficient business to recoup the Company’s investments in its manufacturing facilities or to increase the utilization rates of such facilities.

Marketing and Distribution

The Company sells its products nationally and internationally through a number of channels including: Grocery, Natural, Mass, Drug, Club, Vending, Food Service, Convenience Stores and International.

The Company’s licensed T.G.I. Friday’s® brand snack food products have achieved significant market presence across a number of sales channels.  The Company attributes the success of its products in these markets to consumer loyalty.  The Company believes this loyalty results from the products’ differentiated taste, texture and flavor variety which result from the Company’s manufacturing processes.  The Company has retained various sales and marketing agencies with employees and offices nationwide to represent T.G.I. Friday’s® brand snacks on behalf of the Company in the grocery and convenience store channels.  The Company’s own sales organization, as well as brokers, sells T.G.I. Friday’s® brand snacks in the mass, club and drug channels.  The Company also obtains significant sales on T.G.I. Friday’s® brand snacks in the vending channel nationwide through an independent network of brokers and distributors.

The Company’s potato chip brands are distributed to grocery and other retailers directly, through brokers, and a select group of independent distributors in Arizona. The Company’s Boulder CanyonTM Natural Foods  brand potato chip products have achieved significant market presence in Colorado and in natural food stores nationwide as well as other leading grocery retailers.  Poore Brothers® brand potato chip products have achieved significant market presence in the southwest United States.  The Company’s Bob’s Texas Style® brand potato chip products have achieved significant market presence in south/central Texas.  The Company selects brokers and distributors for its branded products primarily on the basis of quality of service, call frequency on customers, financial capability and relationships they have with all of the various channels in which we operate. The Company currently retains a Canadian sales and marketing agency to sell to Canadian customers. The Company has also retained an international broker to expand sales.

The Company’s distribution network throughout Arizona includes approximately 42 independently operated service routes.  Each route is operated by an independent distributor who merchandises to major grocery store chains in Arizona, such as Albertson’s, Basha’s, Fry’s and Safeway stores.  The Company’s independent distributors also service many smaller independent grocery stores, club stores, and military facilities throughout Arizona.  In addition to Poore Brothers® brand products, the Company distributes throughout Arizona a wide variety of snack food items manufactured by other companies, including pretzels, popcorn, dips, and meat snacks.

The Company’s marketing of its berry products is essentially performed through brokerage arrangements with whom the Company has relationships.   Similar to its snack business, the Company selects brokers primarily on the basis of quality of service, call frequency on customers, financial capability and relationships they have with supermarkets and club stores including access to freezer space for the berry products.  The Jamba™ blend and serve smoothie kits will launch through retail grocery distribution, as well as other channels.

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

The Company’s marketing programs are designed to increase product trial and build brand awareness in core markets.  Most of the Company’s marketing spending has traditionally been focused on trade advertising and trade promotions designed to attract new consumers to the products at a reduced retail price.  The Company’s marketing programs also include selective event sponsorship designed to increase brand awareness and to provide opportunities to mass sample branded products.  The Company also invests marketing dollars in brand and category research, coupons, customer consumer programs, Facebook, Twitter, and other social media.

The Company continues to focus on expanding the distribution of our Boulder CanyonTM Natural Foods brand nationally through the natural channel and the natural segment in the grocery channel, as well as club stores, drug, and C-stores.  We also continue to evaluate expansion opportunities overseas with the T.G.I. Friday’s® brand as well as BURGER KING™ and Boulder CanyonTM Natural Foods brands.  BURGER KING™ line of ready-to-eat snack chips are already sold in over 30 countries, and plans are in place to expand distribution to 17 new countries throughout Asia, Europe and the Middle East during 2010.  The new target markets include China, Singapore, Malaysia, Turkey and Scandinavia.

Suppliers

The principal raw materials used by the Company are potatoes, potato flakes, wheat flour, corn, oils and berries.  The Company believes that the raw materials it needs to produce its products are readily available from numerous suppliers on commercially reasonable terms.  Potatoes, potato flakes and corn are widely available year-round, although they are subject to seasonal price fluctuations.  The Company uses a variety of oils and seasonings in the production of its snack products and believes that alternative sources for such oils and seasonings, as well as alternative oils and seasonings, are readily abundant and available.  The Company may lock in prices for raw materials, such as oils, as it deems appropriate.  Although the Company produces many of its berry products in its own farms, it also augments that production by purchasing additional berries to meet customer demands.  The Company purchases both fresh berries from local farmers and already frozen berries for its repackaging business.   The Company uses packaging materials in its snack manufacturing and berry distribution business.

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

Customers

Costco accounted for 23% and 24% of the Company’s 2009 and 2008 net revenues, respectively.  The remainder of the Company’s revenues was derived from sales to a number of additional customers, either grocery chains, club stores or regional distributors, none of which individually accounted for more than 10% of the Company’s net revenues in 2009.  A decision by any of the Company’s major customers to cease or substantially reduce their purchases could have a material adverse effect on the Company’s business.

The majority of the Company’s revenues are attributable to external customers in the United States.  The Company does sell to Canadian and international customers as well, however, the revenues attributable to these customers are immaterial.  All of the Company’s assets are located in the United States.

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

The Company’s berry products generally compete against other packaged berries on the basis of quality and price.  Key competitors include Townsend Farms, Sunopta, and Dole.  Obtaining freezer space at supermarkets and club stores is tantamount to successfully competing with other berry products, as supermarkets and club stores will frequently only carry one brand of frozen berry products, contrasted to snack products where multiple brands are carried.

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

On July 11, 2003, the FDA published its final rule on Trans Fat Labeling requiring that food labels declare trans fats on or before January 1, 2006.  This rule requires that trans fat be declared on a separate line in the standard Nutrition Facts below total fat and saturated fat and be calculated to the nearest 0.5 grams, unless it is less than 0.5 grams in which case it may be expressed as 0 grams.  The Company believes it is currently compliant with these requirements.

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

Employees

As of December 26, 2009, the Company had 372 total employees, all full-time, including 311 in manufacturing and distribution, 26 in sales and marketing and 35 in administration and finance.  The Company’s employees are not represented by any collective bargaining organization and the Company has never experienced a work stoppage.  The Company believes that its relations with its employees are good.

Patents, Trademarks and Licenses

The Company produces T.G.I. Friday’s® brand snacks, BURGER KINGTM  brand potato snack products, Tato Skins® brand potato crisps and Boulder CanyonTM Natural Foods  Rice and Bean snacks utilizing a sheeting and frying process that includes technology that the Company licenses from a third party.  Pursuant to the license agreement between the Company and the third party, the Company has a royalty-bearing, exclusive right license to use the technology in the United States, Canada, and Mexico until such time the parties mutually agree to terminate the agreement and provide written sixty (60) days notice to each other.  Even though the patents for this technology expired December 26, 2006, in consideration for the use of this technology, the Company is required to make royalty payments on sales of products manufactured utilizing the technology until such termination date.  However, should products substantially similar to Tato Skins®, O’Boisies® and Pizzarias® become available for any reason in the marketplace by any manufacturer other than the Company which results in a sales decline of 10% or more, any royalty obligation for the respective product(s) shall cease.

The Company owns the following trademarks in the United States: Poore Brothers®, Rader Farms®, Intensely Different®, Texas Style®, Boulder Canyon®, Canyon Cut®, Tato Skins®, O’Boisies®, Pizzarias®, and Braids®.  The Company considers its trademarks to be of significant importance in the Company’s business.  The Company is not aware of any circumstances that would have a material adverse effect on the Company’s ability to use its trademarks.  From time to time, the Company enters into licenses with owners of distinctive brands to produce branded snack food products.  Generally, the licenses require the Company to make royalty payments on sales and to achieve certain minimum sales levels by certain dates during the contract term.  Any termination of any of the Company’s license agreements, whether at the expiration of its term or prior thereto, could have a material adverse effect on the Company’s financial condition and results of operations.

Seasonality

The food products industry is seasonal.  Consumers tend to purchase our snack products at higher levels during the major summer holidays and also at times surrounding major sporting events throughout the year.  Consumers also tend to purchase fresh berries while in season and therefore we see a decline in frozen berry revenue in the summer months.  Additionally, we may face seasonal price increases for raw materials.

Item 1A.  Risk Factors

In addition to the other information in this report, any one of the following factors could materially adversely affect our business, financial condition or operating results.  You should read and carefully consider these risk factors, and the entirety of this report, before you invest in our securities.

Risks Related to Our Business

We may incur significant future expenses due to the implementation of our business strategy.

The Company is striving to achieve its long-term vision of being a leading marketer and manufacturer of healthy/all natural and indulgent specialty snack food brands.  Such action is subject to the substantial risks, expenses and difficulties frequently encountered in the implementation of a business strategy.  Even if the Company is successful in developing, acquiring and/or licensing new brands, and increasing distribution and sales volume of the Company’s existing products, it may require the Company to incur substantial additional expenses, including advertising and promotional costs, “slotting” expenses (i.e., the cost of obtaining shelf or freezer space in certain grocery stores), and integration costs of any future acquisitions. Accordingly, the Company may incur additional losses in the future as a result of the implementation of the Company’s business strategy, even if revenues increase significantly. There can be no assurance that the Company will be able to implement its strategic plan, that its business strategy will prove successful or that it will be able to maintain profitability during such implementation.

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

At December 26, 2009, the Company had outstanding indebtedness in the aggregate principal amount of $21.1 million.

Our credit agreement with U.S. Bank National Association (“U.S. Bank”) is secured by substantially all assets of the Company.  The Company’s obligations under the Credit Agreement are guaranteed by each of its subsidiaries.  The Company is required to comply with certain financial covenants pursuant to the U.S. Bank Credit Agreement so long as borrowings from U.S. Bank remain outstanding.  Should the Company be in default under any of such covenants, U.S. Bank shall have the right, upon written notice and after the expiration of any applicable period during which such default may be cured, to demand immediate payment of all of the then unpaid principal and accrued but unpaid interest under the Credit Agreement.  At December 26, 2009, the Company was in compliance with all covenants of the Credit Agreement.

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

As a manufacturer and marketer of food products, the Company may be subjected to various product liability claims.  There can be no assurance that the product liability and product recall insurance maintained by the Company will be adequate to cover any loss or exposure for product liability, or that such insurance will continue to be available on terms acceptable to the Company.  Any product liability claim not fully covered by insurance, as well as any adverse publicity from a product liability claim or product recall, could have a material adverse effect on the financial condition or results of operations of the Company.

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

We do not own the patents for the technology we use to manufacture our T.G.I. Friday’s®, BURGER KING TM  and Tato Skins® brand products.

The Company licenses technology from a third party in connection with the manufacture of its T.G.I. Friday’s®, BURGER KINGTM and Tato Skins® brand products and has a royalty-bearing, exclusive right license to use the technology necessary to produce these products in the United States, Canada, and Mexico until such time the parties mutually agree to terminate the agreement and provide written sixty (60) days notice to each other.  Even though the patents for this technology expired December 26, 2006, in consideration for the use of this technology, the Company is required to make royalty payments to the third party on sales of products manufactured utilizing the technology until such termination date.   Since these patents expired, we no longer have exclusive rights to this technology and, as a result, may face additional competition that could adversely affect our revenues.  Moreover, competitors of the Company, certain of which may have significantly greater resources than the Company, may utilize different technology in the manufacture of products that are similar to those currently manufactured, or that may in the future be manufactured, by the Company.  The entry of any such products into the marketplace could have a material adverse effect on the Company’s sales of T.G.I. Friday’s®, BURGER KING TM  and Tato Skins® brand products, as well as any such future products.

The majority of our revenues are derived from a limited number of food brands.

The Company derives a substantial portion of its revenue from a limited number of snack food brands.  For the year ended December 26, 2009, 74% of the Company’s net revenues were attributable to the T.G.I. Friday’s® brand products, the Boulder Canyontm Natural Foods brand products and Rader Farms® brand products.  A decrease in the popularity of these brands during any year could have a material adverse effect on the Company’s business, financial condition and results of operations.  There can be no assurance that any of the Company’s food brands will retain their historical levels of popularity or increase in popularity.  Any impact to a licensed brand’s reputation could also lead to an impact on the Company’s other snack food products associated with that brand.  Decreased sales from any one of our key food brands without a corresponding increase in sales from other existing or newly introduced products would have a material adverse effect on the Company’s financial condition and results of operations.

We depend on a license agreement for the right to sell our T.G.I. Friday’s® brand.

For the year ended December 26, 2009, 33% of the Company’s net revenues were attributable to the T.G.I. Friday’s® brand products, which are manufactured and sold by the Company pursuant to a license agreement by and between the Company and T.G.I. Friday’s Inc. that expires in 2014.  Pursuant to the license agreement, the Company is subject to various requirements and conditions (including, without limitation, minimum sales targets).  The failure of the Company to comply with certain of such requirements and conditions could result in the early termination of the license agreement by T.G.I. Friday’s Inc.  Any termination of the T.G.I. Friday’s license agreement, whether at the expiration of its term or prior thereto, could have a material adverse effect on the Company’s financial condition and results of operations.

The loss of one of our major customers could have a material adverse effect on our business.

Costco accounted for 23% of the Company’s 2009 net revenues, with the remainder of the Company’s net revenues being derived from sales to a number of additional customers, either grocery chains or regional distributors, none of which individually accounted for more than 10% of the Company’s revenues for 2009.  A decision by any major customer to cease or substantially reduce its purchases could have a material adverse effect on the Company’s business.

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

The snack food industry is dominated by large food companies, including Frito-Lay, Inc., a subsidiary of PepsiCo, Inc., Procter and Gamble, General Mills and others which have substantially greater financial and other resources than the Company and sell brands that are more widely recognized than are the Company’s products. Numerous other companies that are actual or potential competitors of the Company, many with greater financial and other resources (including more employees and more extensive facilities) than the Company, offer products similar to those of the Company. In addition, many of such competitors offer a wider range of products than that offered by the Company. Local or regional markets often have significant smaller competitors, many of whom offer products similar to those of the Company. With expansion of Company operations into new markets, the Company has and will continue to encounter significant competition from national, regional and local competitors that may be greater than that encountered by the Company in its existing markets. In addition, such competitors may challenge the Company’s position in its existing markets. There can be no assurance of the Company’s ability to compete successfully.

Unavailability of our necessary supplies, at reasonable prices, could materially adversely affect our operations.

The Company’s manufacturing costs are subject to fluctuations in the prices of potatoes, potato flakes, wheat flour, corn and oil as well as other ingredients of the Company’s products.  Potatoes, potato flakes, wheat flour and corn are widely available year-round, and the Company uses a variety of oils in the production of its products.  Nonetheless, the Company is dependent on its suppliers to provide the Company with products and ingredients in adequate supply and on a timely basis.  The failure of certain suppliers to meet the Company’s performance specifications, quality standards or delivery schedules could have a material adverse effect on the Company’s operations.  In particular, a sudden scarcity, a substantial price increase, or an unavailability of product ingredients could materially adversely affect the Company’s operations.  There can be no assurance that alternative ingredients would be available when needed and on commercially attractive terms, if at all.  From time to time, the Company may lock in prices for raw materials, such as oils, as it deems appropriate, and such strategies may result in the Company paying prices for raw materials that are above market at the time of purchase.

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

The Company, through its subsidiary Rader Farms, Inc., is subject to the risks that generally relate to the agricultural industry. Change in weather conditions and natural disasters, such as earthquakes, droughts, extreme cold or pestilence, may affect the planting, growing and delivery of crops, reduce sales stock, interrupt distribution, and have a material adverse impact on our business, financial condition and results of operations. Our competitors may be affected differently by such weather conditions and natural disasters depending on the location of their supplies or operations.

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

The sale of food products for human consumption involves the risk of injury to consumers. Such hazards could result from: tampering by unauthorized third parties; product contamination (such as listeria, e-coli, and salmonella) or spoilage; the presence of foreign objects, substances, chemicals, and other agents; residues introduced during the growing, storage, handling or transportation phases; or improperly formulated products. There can be no assurance that the product liability and product recall insurance maintained by the Company will be adequate to cover any loss or exposure for product liability, or that such insurance will continue to be available on terms acceptable to the Company. Any product liability claim not fully covered by insurance, as well as any adverse publicity from a product liability claim or product recall, could have a material adverse effect on the financial condition or results of operations of the Company.

Risks Related to Our Securities

The market price of our Common Stock is volatile.

The market price of our Common Stock has experienced a high level of volatility since the completion of the Company’s initial public offering in December 1996.  Commencing with an offering price of $3.50 per share in the initial public offering, the market price of the Common Stock experienced a substantial decline, reaching a low of $0.50 per share (based on last reported sale price of the Common Stock on the Nasdaq Capital Market) on December 22, 1998.  During fiscal 2009, the market price of the Common Stock (based on last reported sale price of the Common Stock on the Nasdaq Capital Market) ranged from a high of $3.03 per share to a low of $1.17 per share.  The last reported sales price of the Common Stock on the Nasdaq Capital Market on December 26, 2009 was $2.32 per share. There can be no assurance as to the future market price of the Common Stock.  See “Our Common Stock may not continue to trade at a market price sufficient to prevent our de-listing from the NASDAQ Capital Market. ”

Our Common Stock may not continue to trade at a market price sufficient to prevent our de-listing from the NASDAQ Capital Market.

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

A significant amount of our Common Stock is controlled by a small number of shareholders, and the interests of such  shareholders may conflict with those of other shareholders.

As of December 26, 2009, Capital Foods, LLC, an affiliate of our Chairman Larry Polhill (“Capital Foods”), beneficially owned 23.7% of the Company’s outstanding shares, and Heartland Advisors, Inc. (“Heartland”) beneficially owned 19.8% of the Company’s outstanding shares.  Capital Foods and Heartland are hereinafter referred to collectively as the “Significant Shareholders.”  There can be no assurance that one or more of the Significant Shareholders will not adopt or support a plan to undertake a material change in the management or business of the Company.

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

Item 2.  Properties

The Company owns a 140,000 square foot manufacturing facility located on 15 acres of land in Bluffton, Indiana, approximately 20 miles south of Ft. Wayne, Indiana.  The facility is financed by a mortgage with U.S. Bank National Association that matures in December, 2016.  The Company produces its T.G.I. Friday’s® brand snacks, BURGER KING TM brand snacks and Tato Skins® brand potato snacks at the Bluffton, Indiana facility.

The Company owns a 60,000 square foot manufacturing facility located on 7.7 acres of land in Goodyear, Arizona, approximately 15 miles west of Phoenix, Arizona.  The facility is financed by a mortgage with Morgan Guaranty Trust Company of New York that matures in June 2012.  The Company produces its Poore Brothers®, Bob’s Texas Style® and Boulder CanyonTM Natural Foods  brand potato chips, as well as its private label potato chips, at the Goodyear, Arizona facility.

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

The Company also leases one-half of a 200,000 square foot facility in Bluffton, Indiana which is used as a distribution center.  The Company has entered into a lease, the initial term expiring in November 2006, with respect to the facility and has entered into the second of two three-year renewal options.  Current lease payments are approximately $32,500 per month.

The Company also leases approximately 15,500 square feet of warehouse space in Phoenix, Arizona, which is used as a distribution center.  The lease expires March 31, 2013 and current lease payments are approximately $7,700 per month.

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

The Company was one of eight companies sued by the Environmental Law Foundation in August, 2006 in the Superior Court for the State of California for the County of Los Angeles by the Attorney General of the State of California for alleged violations of California Proposition 65.  California Proposition 65 is a state law that, in part, requires companies to warn California residents if a product contains chemicals listed within the statute. The matter was resolved in March 2009, at which time the Company incurred a settlement liability of $0.2 million.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s Common Stock is traded on the Nasdaq Capital Market tier of the Nasdaq Stock Market under the symbol “SNAK.”  There were approximately 200 shareholders of record on March 26, 2010.  The Company believes the number of beneficial owners is substantially greater than the number of record holders because a large portion of the Common Stock is held of record in broker “street names.”

The Company has never declared or paid any dividends on the shares of Common Stock.  Management intends to retain any future earnings for the operation and expansion of the Company’s business and does not anticipate paying any dividends at any time in the foreseeable future.  Additionally, certain debt agreements of the Company limit the Company’s ability to declare and pay dividends.

The following table sets forth the range of high and low sale prices of the Company’s Common Stock as reported on the Nasdaq Capital Market for each quarter of the fiscal years ended December 26, 2009 and December 27, 2008.

	Sales Prices
Period of Quotation	High	Low
Fiscal 2008:
First Quarter	$2.23	$1.70
Second Quarter	$2.03	$1.66
Third Quarter	$2.13	$1.59
Fourth Quarter	$1.95	$1.21
Fiscal 2009:
First Quarter	$1.97	$1.17
Second Quarter	$2.58	$1.31
Third Quarter	$3.03	$2.18
Fourth Quarter	$2.91	$2.29

The information appearing under the heading “Securities Authorized for Issuance under Equity Compensation Plans” in the Company’s 2010 Proxy Statement is incorporated by reference in this section.

See Note 8 to our Financial Statements in this annual report for a summary of treasury stock repurchases and retirements executed in 2009 and 2008.

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

Overview

The Company’s net revenue increased 7.0% in fiscal 2009.  Net revenues from sales of T.G.I. Friday’s® snack products, which comprised 33% of total net revenues, increased 5.9% partially due to new T.G.I. Friday’s® branded products.  Key revenue growth drivers also included Boulder CanyonTM Natural Foods brand kettle cooked chips, which increased 15.0%, and private label snacks growth of 89.7%.  Rader Farms berry products net revenues increased 5.5% despite an exceptional industry-wide 2009 harvest placing substantial downward pressure on the wholesale price of berries.  Net revenues from potato chips and other snacks increased 9.7% in 2009.  The table below highlights the changes between years:

Net Revenues Comparison

($ in millions)

	2009	2008	% Change
T.G.I. Friday’s®	$39.7	$37.5	5.9%
Potato Chips and Other Snacks	40.8	37.2	9.7%
Rader Farms Berry Products	40.5	38.4	5.5%
Total	$121.0	$113.1	7.0%

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

Key Trends

Retailer Consolidation

The retail food environment continues to be influenced by consolidation as fewer large retailers, including Kroger, Safeway and Wal*Mart, are gaining a larger share of the grocery retail environment.  These retailers are also consolidating their regional buying operations into singular national operations to improve efficiency.  This action creates opportunities for the Company because brands like T.G.I. Friday’s® and BURGER KING TM  brand snack products are niche brands that can be sold effectively on a national basis.

Consumer Trends

The snack industry has been heavily influenced in the past five years by a proliferation of new flavors and health focused snacks, with a rapid increase in the number of low-fat, low-carb and all-natural and organic products.  Mainstream retailers such as Safeway have now created standalone natural and organic sections in their stores.  The Company believes this trend for healthier snacks will continue and will provide opportunities for its Rader Farms® and Boulder CanyonTM products to experience revenue growth.  Also, given the current economic environment, more consumers are moving towards the discount channel, which continues to be an opportunity for the Company.

Results of Operations

The following discussion summarizes the significant factors affecting the consolidated operating results, financial condition, liquidity and capital resources of the Company.  This discussion should be read in conjunction with “Item 8.: Financial Statements and Supplementary Data” and the “Cautionary Statement Regarding Forward-Looking Statements” on page 3.

Year ended December 26, 2009 compared to the year ended December 27, 2008

	2009		2008		Difference
(dollars in millions)	$	% of Rev	$	% of Rev	$	%
Net revenues	$121.0	100.0%	$113.1	100.0%	$7.9	7.0%
Cost of revenues	97.2	80.3	90.9	80.4	6.3	6.9
Gross profit	23.8	19.7	22.2	19.6	1.6	7.3
Selling, general and administrative expenses	16.7	13.8	16.8	14.9	(0.1)	(0.6)
Operating income	7.1	5.9	5.4	4.7	1.7	31.5
Interest expense, net	0.9	0.7	1.3	1.1	(0.4)	(30.8)
Income before income taxes	6.2	5.1	4.1	3.6	2.1	51.2
Income tax provision	2.4	2.0	1.7	1.5	0.7	41.2
Net income	$3.8	3.1%	$2.4	2.1%	$1.4	59.6%

For the fiscal year ended December 26, 2009, net revenues increased 7.0%, or $7.9 million, to $121.0 million compared with net revenues of $113.1 million for the previous fiscal year.  The increase in net revenues were attributable to a number of factors, including a 15.0% increase in Boulder CanyonTM Natural Foods  brand kettle cooked chips, an increase of 5.9% in T.G.I. Friday’s® brand of snacks, an increase of 89.7% in Private Label snacks which reflects the Company’s strategy of moving into premium private label snack products to utilize the capacity we have at the Indiana plant and an increase of 5.5% in Rader Farms berries despite a double-digit price decline as a result of market pricing pressures due to the exceptional 2009 harvest for most of the industry.

Gross profit for 2009 increased $1.6 million or 7.3% to $23.8 million, and increased as a percentage of net revenues to 19.7% as compared to 19.6% in 2008.  The increase in both gross profit dollars and margin was achieved without the benefit of any price increases and with the aforementioned Rader Farms price reduction in the fourth quarter.

Selling, general and administrative expenses were $16.7 million or 13.8% of net revenues for the year, which is relatively flat in dollars versus 2008, but down 1.1 percentage points from 14.9% of net revenue last year.  The improvement represents the Company’s ability to drive top-line growth while containing costs.

The Company’s effective income tax expense rate was 39.0% in 2009 compared to 42.1% in 2008.  The change in the effective rate is due to differences in non-deductible expenses, primarily stock based compensation related to individual stock option grants.  During 2009, the Company utilized the remaining $0.6 million in net operating losses.

Net income for 2009 was $3.8 million, representing a $1.4 million or 59.6% increase when compared to $2.4 million for 2008.   The net income for 2009 equated to $0.21 per basic and diluted share, compared with $0.13 per basic and diluted share in 2008.

Liquidity and Capital Resources

Net working capital was $8.0 million (a current ratio of 1.3:1) and $4.5 million (a current ratio of 1.2:1) at December 26, 2009 and December 27, 2008, respectively.  For the fiscal year ended December 26, 2009, operating activities provided $3.0 million, primarily as a result of our generation of net income partially offset by changes in working capital of $5.3 million, primarily due to increases in inventory. Investing activities utilized $2.6 million for the purchase of fixed assets.  Financing activities were relatively flat as a result of additional borrowings on our line of credit, offset by principal payments on debt and purchases of treasury stock.

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

The Company’s Goodyear, Arizona manufacturing and distribution facility is subject to a $1.5 million mortgage loan from Morgan Guaranty Trust Company of New York, which bears interest at 9.03% per annum and is secured by the building and the land on which it is located. The loan matures on July 1, 2012; however monthly principal and interest installments of $16,825 are determined based on a twenty-year amortization period.

The Company’s Bluffton, Indiana manufacturing and distribution facility was purchased for $3.0 million in December, 2006. The facility is subject to a $2.2 million mortgage loan from U.S. Bank National Association, (“U.S. Bank”), which bears interest at the 30 day LIBOR plus 165 basis points and is secured by the building and the land on which it is located. The interest rate associated with this debt instrument was fixed to 6.85% via an interest rate swap agreement with U.S. Bank in December 2006.  The loan matures in December, 2016; however monthly principal and interest installments of $18,392 are determined based on a twenty-year amortization period.

To fund the acquisition of Rader Farms the Company entered into a Loan Agreement (the “Loan Agreement”) with U.S. Bank. Each of our subsidiaries is a guarantor of the Loan Agreement, which is secured by a pledge of all of the assets of our consolidated group. The borrowing capacity available to us under the Loan Agreement consists of notes representing:

•          a $15,000,000 revolving line of credit maturing on June 30, 2011; based on asset eligibility, there was $5.1 million of borrowing availability under the line of credit at December 26, 2009.

•          an equipment term loan, secured by the equipment acquired, subject to a $3.9 million mortgage loan from U.S. Bank, bears interest at the 30 day LIBOR plus 165 basis points. The loan matures in May, 2014 and monthly principal installments are $71,429 plus interest and

•          a real estate term loan, secured by a leasehold interest in the real property we are leasing from the former owners of Rader Farms in connection with the Acquisition, subject to a $3.6 million real estate term loan from U.S. Bank, bears interest at the 30 day LIBOR plus 165 basis points. The interest rate associated with this debt instrument was fixed to 4.28% via an interest rate swap agreement with U.S. Bank in January 2008. The loan matures in July, 2017; however monthly principal and interest installments of $36,357 are determined based on a fifteen-year amortization period.

The Company believes that its current financing arrangement with U.S. Bank will provide adequate ability to finance future capital expenditures. We anticipate 2010 capital expenditures of approximately $5.0 million, funded through working capital and various purchase or leasing arrangements. Our plans are not expected to materially affect our financial ratios or liquidity.

All borrowings under the revolving line of credit will bear interest at either (i) the prime rate of interest announced by U.S. Bank from time to time or (ii) LIBOR, plus the LIBOR Rate Margin (as defined in the revolving credit facility note). The term loan will bear interest at LIBOR, plus the LIBOR Rate Margin (as defined in the term loan note).

As is customary in such financings, U.S. Bank may terminate its commitments and accelerate the repayment of amounts outstanding and exercise other remedies upon the occurrence of an event of default (as defined in the Loan Agreement), subject, in certain instances, to the expiration of an applicable cure period. The agreement requires the Company to maintain compliance with certain financial covenants, including a minimum tangible net worth, a minimum fixed charge coverage ratio and a leverage ratio. At December 26, 2009, the Company was in compliance with all of the financial covenants.

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

The Company does not have any off-balance sheet arrangements that are required to be disclosed pursuant to these regulations, other than those described in the Notes to Consolidated Financial Statements.  The Company does not have, nor does it engage in, transactions with any special purpose entities.  Other than an interest rate swap, the Company is not engaged in any derivative activities and had no forward exchange contracts outstanding at December 26, 2009.  In the ordinary course of business, the Company enters into operating lease commitments, purchase commitments and other contractual obligations.  These transactions are recognized in our financial statements in accordance with generally accepted accounting principles in the United States, and are more fully discussed below.

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

Allowance for Doubtful Accounts.  The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments.  If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.  We record specific allowances for receivable balances that are considered at higher risk due to known facts regarding the customer.

Inventories.   The Company’s inventories are stated at the lower of cost (first-in, first-out) or market.  The Company identifies slow moving or obsolete inventories and estimates appropriate loss provisions related thereto.  If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

Goodwill and Trademarks.   Goodwill and trademarks are reviewed for impairment annually, or more frequently if impairment indicators arise.  Goodwill is required to be tested for impairment between the annual tests if an event occurs or circumstances change that more-likely-than-not reduce the fair value of a reporting unit below its carrying value.  Intangible assets with indefinite lives are required to be tested for impairment between the annual tests if an event occurs or circumstances change indicating that the asset might be impaired.  During 2007, the Company determined the carrying values of two trademarks were impaired following the completion of a discounted cash flow analysis and recorded a $2.7 million charge as a result.  In 2009 and 2008, the Company conducted a similar analysis, and believes the carrying values of its trademarks are appropriate.

Management believes that each of our trademarks has the continued ability to generate cash flows indefinitely, and therefore each of our trademarks has been determined to have an indefinite life.  Management’s determination that these trademarks have indefinite lives includes an evaluation of historical cash flows and projected cash flows for each of these trademarks. The Company continues making investments to market and promote each of these brands, and management continues to believe that the market opportunities and brand extension opportunities will generate cash flows for an indefinite period of time. In addition, there are no legal, regulatory, contractual, economic or other factors to limit the useful life of these trademarks, and management intends to renew each of these trademarks, which can be accomplished at little cost.

Advertising and Promotional Expenses and Trade Spending.  The Company expenses production costs of advertising the first time the advertising takes place, except for cooperative advertising costs which are expensed when the related sales are recognized.  Costs associated with obtaining shelf space (i.e., “slotting fees”) are accounted for as a reduction of revenue in the period in which such costs are incurred by the Company.  Anytime the Company offers consideration (cash or credit) as a trade advertising or promotional allowance to a purchaser of products at any point along the distribution chain, the amount is accrued and recorded as a reduction in revenue.  Marketing programs that deal directly with the consumer, primarily consisting of in-store demonstrations/samples, are recorded as a marketing expense in selling, general and administrative expenses.  Further discussion of these marketing programs is expanded upon below:

•      Demonstrations/Samples :   The Company periodically arranges in-store product demonstrations with club stores (i.e. Sam’s, Costco or BJ’s) or grocery retailers.  Product demonstrations are conducted by independent third party providers designated by the various retailer or club chains.  During the in-store demonstrations the consumers in the stores receive small samples of our products, and consumers are not required to purchase our product in order to receive the sample. The cost of product used in the demonstrations, which is insignificant, and the fee we pay to the independent third party providers who conduct the in-store demonstrations are recorded as a sales and marketing expense in selling, general and administrative expenses.

•      Sponsorship :   The Company is a national co-sponsor of American Rivers, a leading conservation organization protecting and restoring America’s rivers.  The Company donates a portion of each Boulder Canyon bag sold and is allowed to use the American Rivers mark on packaging and printed materials as well as directly promote products to members and river cleanup volunteers.

Income Taxes.   We estimate valuation allowances on deferred tax assets for the portions that we do not believe will be fully utilized based on projected earnings and usage.  Our effective tax rate is based on the level and mix of income of our separate legal entities, statutory tax rates and tax planning opportunities available in the various jurisdictions in which we operate.  Significant judgment is required in evaluating tax positions that affect the annual tax rate.  Unrecognized tax benefits for uncertain tax positions are established when, despite the fact that the tax return positions are supportable, we believe these positions may be challenged and the results are uncertain.  We adjust these liabilities in light of changing facts and circumstances.

Revenue Recognition.   In accordance with accounting principles generally accepted in the United States, the Company recognizes operating revenues upon shipment of products to customers provided title and risk of loss pass to its customers. In those instances where title and risk of loss does not pass until delivery, revenue recognition is deferred until delivery has occurred.  Revenue for products sold through our direct store delivery distributed product segment is recognized when the product is received by the retailer.  Provisions and allowances for sales returns, promotional allowances and discounts are also recorded as a reduction of revenues in the Company’s consolidated financial statements.  These allowances are estimated based on a percentage of sales returns using historical and current market information.

Stock-Based Compensation.  We account for our stock options under the fair value method of accounting using a Black-Scholes valuation model to measure stock option fair values at the date of grant. Prior to May 2008, all stock option grants had a five year term. The fair value of these stock option grants is amortized to expense over the vesting period, generally three years for employees and one year for the Board of Directors.  In May 2008, the Company’s Board of Directors approved a ten year term for all future employee stock option grants and a five year term for Board of Directors stock option grants. The stock option grants have vesting periods of five years and one year for employees and Board of Director members, respectively.

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

Management assessed the effectiveness of internal control over financial reporting as of December 26, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment and those criteria, management believes that we maintained effective internal control over financial reporting as of December 26, 2009.

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

Changes in Internal Control Over Financial Reporting

No change occurred in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the three months ended December 26, 2009 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

Item 9B.     Other Information.

None.

PART III

Item 10.     Directors, Executive Officers and Corporate Governance

Code of Ethics

Each of the Company’s directors, officers and employees are required to comply with The Inventure Group, Inc. Code of Business Conduct and Ethics adopted by the Company.  The Code of Business Conduct and Ethics sets forth policies covering a broad range of subjects and requires strict adherence to laws and regulations applicable to the Company’s business.  The Company has also adopted a Financial Code of Ethics for its Chief Executive Officer, Chief Financial Officer and all other finance managers.  The Financial Code of Ethics supplements the Code of Business Conduct and Ethics and is intended to emphasize the importance of honest and ethical conduct in connection with the Company’s financial reporting obligations.  The Code of Business Conduct and Ethics and the Financial Code of Ethics are available on the Company’s website at www.inventuregroup.net, under the “Investors-Governance” captions.  Copies of these Codes may also be obtained, without charge, by any shareholder upon written request directed to the Secretary of the Company at 5050 N. 40 th  St. Suite #300, Phoenix, Arizona 85018.  The Company will post to its website any amendments to these Codes, or waiver from the provisions thereof, applicable to the Company’s directors or any principal executive officer, principal financial officer principal accounting officer or controller, or any person performing similar functions under an “Investors-Governance-Code of Business Conduct-Waivers” caption.

The information regarding Directors and Executive Officers appearing under the headings “Proposal 1: Election of Directors,” “Executive Officers,” “Meetings and Committees of the Board of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” of the Company’s 2010 Proxy Statement is incorporated by reference in this section.

Item 11.     Executive Compensation

The information appearing under the headings “Director Compensation,” “Employment Agreements,” “Compensation Committee Report on Executive Compensation” and “Executive Officer Compensation” of the Company’s 2010 Proxy Statement is incorporated by reference in this section.

Item 12.     Security Ownership of Beneficial Owners and Management and Related Stockholder Matters

The information appearing under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance Under Equity Compensation Plans” of the Company’s 2010 Proxy Statement is incorporated by reference in this section.

Item 13.     Certain Relationships and Related Transactions, and Director Independence

The information appearing under the heading “Meetings and Committees of the Board of Directors” and “Certain Relationships and Related Transactions” of the Company’s 2010 Proxy Statement is incorporated by reference in this section.

Item 14.     Principal Accounting Fees and Services

Information appearing under the heading “Independent Auditors” of the Company’s 2010 Proxy Statement is incorporated by reference in this section.

PART IV

Item 15.         Exhibits and Financial Statement Schedules:

The following documents are filed as part of this Annual Report on Form 10-K

1.               Financial Statements

Reports of Independent Registered Public Accounting Firms
Consolidated balance sheets as of December 26, 2009 and December 27, 2008
Consolidated statements of operations for the years ended December 26, 2009 and December 27, 2008
Consolidated statements of shareholders’ equity and comprehensive income for the years ended December 26, 2009 and December 27, 2008
Consolidated statements of cash flows for the years ended December 26, 2009 and December 27, 2008
Notes to consolidated financial statements

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

License Agreement, dated April 3, 2000, by and between the Company and T.G.I. Friday’s Inc. (Certain portions of this exhibit have been omitted pursuant to a confidential treatment request filed with the Securities and Exchange Commission.) (7)

10.25	—

First Amendment to License Agreement, dated as of July 11, 2001, by and between the Company and T.G.I. Friday’s Inc. (certain portions of this exhibit have been omitted pursuant to a confidentiality treatment request filed with the Securities and Exchange Commission.) (8)

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

10.65		Term Loan Agreement dated as of June 28, 2007, by and between The Inventure Group, Inc. and U.S. Bank, National Association. (19)
10.66		Promissory Note Secured by Deed of Trust (Term Loan) dated June 28, 2007, by The Inventure Group, Inc. in favor of U.S. Bank, National Association. (19)
10.67		Deed of Trust dated June 28, 2007, by and between Rader Farms Acquisition Corp. and U.S. Bank National Association. (19)
10.68*		Letter Agreement effective as of May 19, 2008, by and between the Company and Eric J. Kufel. (20)
10.69*		Form of Employee Restricted Stock Award Agreement — Amended and Restated 2005 Equity Incentive Plan. (21)

21.1	—	List of Subsidiaries of the Company. (22)
23.1	—	Consent of Moss Adams LLP (23)
31.1	—	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15(d)-14(a). (23)
31.2	—	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15(d)-14(a) (23)
32	—	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (23)

*	Management compensatory plan or arrangement.

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on May 23, 2006.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 12, 2005.
(3)	Incorporated by reference to the Company’s Registration Statement on Form SB-2, Registration No. 333-5594-LA.
(4)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 1997.
(5)	Incorporated by reference to the Company’s definitive Proxy Statement on Schedule 14A filed with the Commission on September 19, 1999.
(6)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 1999.
(7)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2001.
(8)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2001.
(9)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 27, 2003.
(10)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 25, 2004.
(11)	Incorporated by reference to the to the Company’s Quarterly Report on 10-Q for the quarter ended October 1, 2005.
(12)	Incorporated by reference to the Company’s definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on April 18, 2008.
(13)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.
(14)	Incorporated by reference to the Company’s Current Report on Form 8-K/A filed on February 16, 2006.

(15)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 17, 2006.
(16)	Incorporated by reference to the Company’s Quarterly Report on 10-Q for the quarter ended April 1, 2006.
(17)	Incorporated by reference to the Company’s Current Report on Form 8-K field on July 27, 2006.
(18)	Incorporated by reference to the Company’s Current Report on Form 8-K as filed on January 23, 2007.
(19)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.
(20)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on May 9, 2008.
(21)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 27, 2009.
(22)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2007.
(23)	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 26, 2010	THE INVENTURE GROUP, INC.

	By:	/s/ Terry McDaniel
Terry McDaniel
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Terry McDaniel	Chief Executive Officer and Director	March 26, 2010
Terry McDaniel	(Principal Executive Officer)

/s/ Steve Weinberger	Chief Financial Officer, Secretary & Treasurer	March 26, 2010
Steve Weinberger	(Principal Financial and Accounting Officer)

/s/ Larry R. Polhill	Chairman and Director	March 26, 2010
Larry R. Polhill

/s/ Ashton D. Asensio	Director	March 26, 2010
Ashton D. Asensio

/s/ Mark S. Howells	Director	March 26, 2010
Mark S. Howells

/s/ Macon Bryce Edmonson	Director	March 26, 2010
Macon Bryce Edmonson

/s/ Ronald Kesselman	Director	March 26, 2010
Ronald Kesselman

/s/ Itzhak Reichman	Director	March 26, 2010
Itzhak Reichman

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
The Inventure Group, Inc.
Phoenix, Arizona

We have audited the accompanying consolidated balance sheets of The Inventure Group, Inc. and subsidiaries (the “Company”) as of December 26, 2009 and December 27, 2008 and the related consolidated statements of operations, stockholders’ equity and comprehensive income and cash flows for each of the years in the two-year period ended December 26, 2009. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Inventure Group, Inc. as of December 26, 2009 and December 27, 2008, and the results of their operations and their cash flows for each of the years in the two-year period ended December 26, 2009, in conformity with accounting principles generally accepted in the United States of America.

/s/ MOSS ADAMS LLP

Scottsdale, Arizona
March 26, 2010

THE INVENTURE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 26, 2009	December 27, 2008
ASSETS
Current assets:
Cash and cash equivalents	$1,102,689	$683,567
Accounts receivable, net of allowance for doubtful accounts of $101,076 in 2009 and $80,740 in 2008	10,884,986	9,767,750
Inventories, net	17,445,163	13,979,526
Deferred income tax asset	651,761	831,779
Other current assets	1,045,797	638,923
Total current assets	31,130,396	25,901,545

Property and equipment, net	23,734,921	24,548,060
Goodwill	11,616,225	11,616,225
Trademarks and other intangibles, net	2,757,161	2,799,160
Other assets	596,157	396,052
Total assets	$69,834,860	$65,261,042

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,751,612	$7,629,321
Line of credit	9,870,590	8,188,990
Accrued liabilities	5,314,180	4,382,078
Current portion of long-term debt	1,204,475	1,204,080
Total current liabilities	23,140,857	21,404,469

Long-term debt, less current portion	10,037,902	11,251,510
Interest rate swaps	452,292	886,222
Deferred income tax liability	3,077,343	2,529,266
Other liabilities	219,903	138,269
Total liabilities	36,928,297	36,209,736

Commitments and contingencies (Notes 7 and 11)

Shareholders’ equity:
Preferred stock, $100 par value; 50,000 shares authorized; no shares issued or outstanding at December 26, 2009 and December 27, 2008	—	—
Common stock, $.01 par value; 50,000,000 shares authorized; 18,255,600 and 18,252,386 shares issued and outstanding at December 26, 2009 and December 27, 2008, respectively	182,557	182,525
Additional paid-in capital	26,025,511	25,740,911
Accumulated other comprehensive loss	(188,429)	(448,610)
Retained earnings	7,358,119	3,576,480
	33,377,758	29,051,306
Less : treasury stock, at cost: 367,957 shares at December 26, 2009 and -0- shares at December 27, 2008	(471,195)	—
Total shareholders’ equity	32,906,563	29,051,306
Total liabilities and shareholders’ equity	$69,834,860	$65,261,042

The accompanying notes are an integral part of these consolidated financial statements.

THE INVENTURE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	December 26, 2009	December 27, 2008

Net revenues	$121,011,309	$113,058,715

Cost of revenues	97,189,028	90,864,406

Gross profit	23,822,281	22,194,309

Selling, general and administrative expenses	16,746,148	16,827,692

Operating income	7,076,133	5,366,617

Interest expense, net	(878,807)	(1,275,535)

Income before income tax provision	6,197,326	4,091,082

Income tax provision	(2,415,687)	(1,721,791)

Net income	$3,781,639	$2,369,291

Earnings per common share:
Basic	$0.21	$0.13
Diluted	$0.21	$0.13

Weighted average number of common shares:
Basic	17,955,165	18,736,331
Diluted	18,239,380	18,736,331

The accompanying notes are an integral part of these consolidated financial statements.

THE INVENTURE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

			Additional		Accumulated Other
	Common Stock		Paid-in	Retained	Comprehensive	Treasury
	Shares	Amount	Capital	Earnings	Income (Loss)	Stock, at Cost	Total

Balance, December 29, 2007	20,186,213	$201,863	$29,304,491	$1,207,189	$—	$(2,981,574)	$27,731,969
Net income				2,369,291			2,369,291
Net unrealized losses on derivative instruments, net of tax	—	—	—	—	(448,610)	—	(448,610)
Total comprehensive income							1,920,681

Restricted stock and related compensation expense	—	—	31,812	—	—	—	31,812
Stock-based compensation expense	—	—	260,925	—	—	—	260,925
Purchase of treasury stock, at cost	—	—	—	—	—	(894,081)	(894,081)
Retirement of treasury stock, at cost	(1,933,827)	(19,338)	(3,856,317)	—	—	3,875,655	—
Balance, December 27, 2008	18,252,386	$182,525	$25,740,911	$3,576,480	$(448,610)	$—	$29,051,306
Net income				3,781,639			3,781,639
Other comprehensive income, net of tax	—	—	—	—	260,181	—	260,181
Total comprehensive income							4,041,820

Restricted stock and related compensation expense	—	—	41,360	—	—	—	41,360
Stock-based compensation expense	—	—	242,382	—	—	—	242,382
Purchase of treasury stock, at cost	—	—	—	—	—	(471,195)	(471,195)
Exercise of stock options and issuance of restricted stock	3,214	32	858				890
Balance, December 26, 2009	18,255,600	$182,557	$26,025,511	$7,358,119	$(188,429)	$(471,195)	$32,906,563

The accompanying notes are an integral part of these consolidated financial statements.

THE INVENTURE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	December 26, 2009	December 27, 2008
Cash flows provided by operating activities:
Net income	$3,781,639	$2,369,291
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,413,943	2,737,526
Amortization	62,442	49,025
Provision for bad debts	95,994	83,794
Deferred income taxes	728,095	1,602,186
Share-based compensation expense	242,382	260,925
Restricted stock compensation expense	41,360	31,812
Loss on disposition of equipment	—	1,360
Change in assets and liabilities:
Accounts receivable	(1,213,230)	(1,246,803)
Inventories	(3,465,637)	(2,393,928)
Other assets and liabilities	(545,787)	(41,716)
Accounts payable and accrued liabilities	(119,356)	1,914,452
Net cash provided by operating activities	3,021,845	5,367,924
Cash flows used in investing activities:
Purchase of land, building and equipment	(2,600,805)	(3,850,964)
Proceeds from disposition of equipment	—	770
Net cash used in investing activities	(2,600,805)	(3,850,194)
Cash flows used in financing activities:
Net borrowings on line of credit	1,681,600	736,681
Proceeds from issuance of restricted stock	890	—
Payments made on long term debt	(1,213,213)	(1,171,681)
Treasury stock purchases	(471,195)	(894,081)
Net cash used in financing activities	(1,918)	(1,329,081)
Net increase in cash and cash equivalents	419,122	188,649
Cash and cash equivalents at beginning of year	683,567	494,918
Cash and cash equivalents at end of year	$1,102,689	$683,567

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$864,725	$1,134,900
Cash paid during the period for income taxes	2,115,600	8,717

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

In December 1996, the Company completed an initial public offering of its Common Stock.  In November 1998, the Company acquired the business and certain assets (including the Bob’s Texas Style® potato chip brand) of Tejas Snacks, L.P. (“Tejas”), a Texas-based potato chip manufacturer.  In October 1999, the Company acquired Wabash Foods, LLC (“Wabash”) including the Tato Skins®, O’Boisies®, and Pizzarias® trademarks and the Bluffton, Indiana manufacturing operation and assumed all of Wabash Foods’ liabilities.  In June 2000, the Company acquired Boulder Natural Foods, Inc. (“Boulder”) and the Boulder CanyonTM Natural Foods brand of totally natural potato chips.

In October 2000, the Company launched its T.G.I. Friday’s® brand snacks pursuant to a license agreement with T.G.I. Friday’s Inc., which expires in 2014.

In May 2007, the Company acquired Rader Farms, Inc. including the Rader Farms® trademark and the Lynden, Washington frozen fruit processing operation, for a total cost of $20.9 million.

In October 2007, the Company launched its BURGER KING TM brand snack products pursuant to a license agreement with Burger King Corporation, which expires in 2012.

In August 2009, the Company entered into a license agreement with Jamba Juice to develop Jamba™ branded blend-and-serve smoothie kits, which are expected to launch in early 2010.

The Company’s fiscal year ends on the last Saturday occurring in the month of December of each calendar year.  Accordingly, fiscal 2009 commenced December 28, 2008 and ended December 26, 2009.  The fiscal year end dates result in an additional week of results every five or six years.

Business

The Company is engaged in the development, production, marketing and distribution of innovative snack food products and frozen berry products that are sold primarily through grocery retailers, mass merchandisers, club stores, convenience stores and vend distributors across the United States and internationally.  The Company currently manufactures and sells nationally T.G.I. Friday’s® brand snacks under license from T.G.I. Friday’s Inc. and BURGER KING TM  brand snack products under license from Burger King Corporation.  The Company currently (i) manufactures and sells its own brands of snack food products, including Poore Brothers®, Bob’s Texas Style® and Boulder CanyonTM Natural Foods brand batch-fried potato chips, Tato Skins® brand potato snacks and O’Boises® potato snacks (ii) manufactures private label snacks for grocery and various other retail chains and (iii) distributes in Arizona snack food products that are manufactured by others.  The Company sells its T.G.I. Friday’s® brand snack products and BURGER KING TM  brand snack products to mass merchandisers, grocery, club and drug stores directly and to primarily convenience stores and vend operators through independent distributors.  The Company’s other brands are also sold through independent distributors.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  The Company routinely evaluates its estimates, including those related to accruals for customer programs and incentives, product returns, brand discontinuance costs, bad debts, income taxes, long-lived assets, inventories, stock based compensation, interest rate swap valuations, accrued broker commissions and contingencies.  The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances.  Actual results could differ from those estimates.

Reclassifications

Certain 2008 amounts have been reclassified to conform to the 2009 presentation.

Fair Value of Financial Instruments

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., the “exit price”)  in an orderly transaction between market participants at the measurement date.  The Company classifies its investments based upon an established fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are described as follows:

Level 1                Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2                   Quoted prices in markets that are not considered to be active or financial instruments without quoted market prices, but for which all significant inputs are observable, either directly or indirectly;

Level 3                   Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.

A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.

At December 26, 2009 and December 27, 2008, the carrying value of cash, accounts receivable, accounts payable and accrued liabilities approximate fair values since they are short-term in nature.  The carrying value of the long-term debt approximates fair-value based on the borrowing rates currently available to the Company for long-term borrowings with similar terms, except for the mortgage loan with fixed interest at 9.03%, which has a fair value of $1.2 million and $1.3 million at December 26, 2009 and December 27, 2008 respectively.

	Fair Value at December 26, 2009
	Level 1	Level 2	Level 3	Total
Liabilities:
Interest rate swaps		$452,292		$452,292

Considerable judgment is required in interpreting market data to develop the estimate of fair value of our derivative instruments.  Accordingly, the estimate may not be indicative of the amounts that the Company could realize in a current market exchange.  The use of different market assumptions or valuation methodologies could have a material effect on the estimated fair value amounts.

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

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market.  The Company identifies slow moving or obsolete inventories and estimates appropriate write-down provisions related thereto.  If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

Property and Equipment

Property and equipment are recorded at cost.  Cost includes expenditures for major improvements and replacements.  Maintenance and repairs are charged to operations when incurred.  When assets are retired or otherwise disposed of, the related costs and accumulated depreciation are removed from the appropriate accounts, and the resulting gain or loss is recognized.  Depreciation expense is computed using the straight-line method over the estimated useful lives of the assets, ranging from two to thirty years.  We capitalize certain computer software and software development costs incurred in connection with developing or obtaining computer software for internal use. Capitalized software costs are included in property, plant and equipment and amortized on a straight-line basis when placed into service over three years.

The Company evaluates the recoverability of property and equipment not held for sale by comparing the carrying amount of the asset or group of assets against the estimated undiscounted future cash flows expected to result from the use of the asset or group of assets and their eventual disposition, in accordance with relevant authoritative guidance. If the undiscounted future cash flows are less than the carrying value of the asset or group of assets being evaluated, an impairment loss is recorded. The loss is measured as the difference between the fair value and carrying value of the asset or group of assets being evaluated. Assets to be disposed of are reported at the lower of the carrying amount or the fair value less cost to sell. The estimated fair value would be based on the best information available under the circumstances, including prices for similar assets or the results of valuation techniques, including the present value of expected future cash flows using a discount rate commensurate with the risks involved.

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

Management believes that each of our trademarks has the continued ability to generate cash flows indefinitely, and therefore each of our trademarks has been determined to have an indefinite life. Management’s determination that our trademarks have indefinite lives includes an evaluation of historical cash flows and projected cash flows for each of these trademarks. In addition, there are no legal, regulatory, contractual, economic or other factors to limit the useful life of these trademarks, and management intends to renew each of these trademarks, which can be accomplished at little cost.

In 2009 and 2008, the Company conducted its annual review of intangible assets and believes the carrying values are appropriate.

Self-Insurance Reserves

The Company is partially self-insured for the purposes of providing health care benefits to employees covered by its insurance plan.  The plan covers all full-time employees of the Company on the first day of the month after hiring date for salaried employees, and the first day of the month following the ninetieth day of service for hourly employees.  The plan covers the employee’s dependents, if elected by the employee.  The Company has contracted with an insurance carrier for stop loss coverage that comments when $75,000 in claims is paid annually for a covered participant.  In addition, the Company has contracted for aggregate stop loss insurance which provides coverage after the maximum amount paid by the Company exceeds approximately $1.5 million.   Estimated unpaid claims included in accrued liabilities amount to $187,774 and $275,877 at December 26, 2009 and December 27, 2008 respectively.   These amounts represents management’s best estimate of amounts that have not been paid prior to the year-end dates.  It is reasonably possible that the expense the Company will ultimately incur could differ.

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

Advertising and Promotional Expenses and Trade Spending

The Company expenses production costs of advertising the first time the advertising takes place, except for cooperative advertising costs which are expensed when the related sales are recognized. Costs associated with obtaining shelf space (i.e., “slotting fees”) are accounted for as a reduction of revenue in the period in which such costs are incurred by the Company. Anytime the Company offers consideration (cash or credit) as a trade advertising or promotional allowance to a purchaser of products at any point along the distribution chain, the amount is accrued and recorded as a reduction in revenue when the transaction occurs.  Marketing programs that deal directly with the consumer, primarily consisting of in-store demonstration/samples, are recorded as a marketing expense in selling, general and administrative expenses. Further discussion of these marketing programs is expanded upon below:

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

•      Sponsorships :   The Company is a national co-sponsor of American Rivers, a leading conservation organization protecting and restoring America’s rivers.  The Company donates a portion of each Boulder Canyon bag sold and is allowed to use the American Rivers mark on packaging and printed materials as well as directly promote products to members and river cleanup volunteers.

Shipping and Handling

Shipping and handling costs are included in cost of revenues.  The Company does not bill customers for freight.

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

We record net deferred tax assets to the extent we believe these assets will more likely than not be realized. In making such determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial operations.  Failure to achieve forecasted taxable income in applicable tax jurisdictions could affect the ultimate realization of deferred tax assets and could result in an increase in the Company’s effective tax rate on future earnings.  A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The authoritative guidance provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits.  The tax benefit is measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement.

It is the Company’s policy to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. The Company does not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest or penalties recorded during the years ended December 26, 2009 and December 27, 2008.

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Company’s U.S. federal income tax returns for years 2006 through 2009 remain open to examination by the Internal Revenue Service. The Company’s state tax returns for years 2005 through 2009 remain open to examination by the state.

Stock Options and Stock-Based Compensation

Stock options and other stock based compensation awards expense are adjusted for estimated forfeitures and are recognized on a straight-line basis over the requisite period of the award, which is currently five to ten years for stock options, and three years for restricted stock.  The Company estimates future forfeiture rates based on its historical experience.

Compensation costs related to all share-based payment arrangements, including employee stock options, are recognized in the financial statements based on the fair value method of accounting. Excess tax benefits related to share-based payment arrangements be classified as cash inflows from financing activities and cash outflows from operating activities.

See Footnote 8 “Shareholder’s Equity” for additional information.

Earnings Per Common Share

Basic earnings per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is calculated by including all dilutive common shares such as stock options and restricted stock. The total stock options outstanding of 2,130,500 and restricted shares outstanding of 124,353 were excluded from the weighted average per share calculation for the year ended December 26, 2009 because inclusion of such would be anti-dilutive.  The total stock options outstanding of 2,223,833 and restricted shares outstanding of 35,853 were excluded from the weighted average per share calculation for the year ended December 27, 2008 because inclusion of such would be anti-dilutive.  Exercises of outstanding stock options or warrants are assumed to occur for purposes of calculating diluted earnings per share for periods in which their effect would not be anti-dilutive. Earnings per common share was computed as follows for the years ended December 26, 2009 and December 27, 2008:

	2009	2008
Basic Earnings Per Common Share:
Net income	$3,781,639	$2,369,291

Weighted average number of common shares	17,955,165	18,736,331
Earnings per common share	$0.21	$0.13

Diluted Earnings Per Common Share:
Net income	$3,781,639	$2,369,291

Weighted average number of common shares	17,955,165	18,736,331
Incremental shares from assumed conversions - stock options and restricted stock	284,215	—
Adjusted weighted average number of common shares	18,239,380	18,736,331

Earnings per common share	$0.21	$0.13

Subsequent Events

Subsequent events are events or transactions that occur after the balance sheet date but before financial statements are issued. The Company recognizes in the financial statements the effects of all subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing the financial statements. The Company’s financial statements do not recognize subsequent events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after the balance sheet date and before financial statements are issued. The Company has evaluated subsequent events through March 26, 2010, which is the date the financial statements were issued.

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

2.     Goodwill, Trademarks, and Other Intangible Assets:

Goodwill, trademarks and other intangibles, net consisted of the following as of December 26, 2009 and December 27, 2008:

	Estimated Useful Life	December 26, 2009	December 27, 2008
Goodwill:
The Inventure Group, Inc.		$5,986,252	$5,986,252
Rader Farms, Inc.		5,629,973	5,629,973

Total goodwill		$11,616,225	$11,616,225

Trademarks:
The Inventure Group, Inc.		$1,535,659	$1,535,659
Rader Farms, Inc.		1,070,000	1,070,000

Other intangibles:
Rader - Covenant-not-to-compete, gross carrying amount	5 years	160,000	160,000
Rader - Covenant-not-to-compete, accum. amortization		(82,676)	(50,673)
Rader - Customer relationship, gross carrying amount	10 years	100,000	100,000
Rader - Customer relationship, accum. amortization		(25,822)	(15,826)

Total trademarks and other intangibles, net		$2,757,161	$2,799,160

The weighted average useful life of amortizable intangible assets is 6.92 years.  The trademarks are deemed to have an indefinite useful life because they are expected to generate cash flows indefinitely.  Amortization expense for the years ending December 26, 2009 and December 27, 2008 was $41,999 and $28,582, respectively. As of December 26, 2009, we expect amortization expense on these intangible assets over the next five years to be as follows:

2010	$42,000
2011	$42,000
2012	$23,324
2013	$10,000
2014	$10,000

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

3.       Accrued Liabilities:

Accrued liabilities consisted of the following as of December 26, 2009 and December 27, 2008:

	2009	2008
Accrued payroll and payroll taxes	$1,635,564	$1,531,079
Accrued royalties and commissions	809,095	679,152
Accrued advertising and promotion	1,327,021	669,256
Accrued other	1,542,500	1,502,591
	$5,314,180	$4,382,078

4.     Inventories:

Inventories consisted of the following as of December 26, 2009 and December 27, 2008:

	2009	2008
Finished goods	$5,558,696	$4,615,228
Raw materials	11,886,467	9,364,298
	$17,445,163	$13,979,526

5.     Property and Equipment:

Property and equipment consisted of the following as of December 26, 2009 and December 27, 2008:

	Useful Lives	2009	2008
Buildings and improvements	20 – 30 years	$11,371,130	$10,797,734
Equipment	7 – 15 years	25,278,715	23,444,317
Land	—	346,506	346,506
Vehicles	5 years	61,689	117,918
Furniture and office equipment	2 – 5 years	4,382,689	4,133,450
		41,440,729	38,839,925
Less accumulated depreciation and amortization		(17,705,808)	(14,291,865)
		$23,734,921	$24,548,060

6.     Long-Term Debt and Line of Credit:

Long-term debt consisted of the following as of December 26, 2009 and December 27, 2008:

	December 26, 2009	December 27, 2008
Mortgage loan due monthly through July, 2012; interest at 9.03%; collateralized by land and building in Goodyear, AZ	$1,515,079	$1,577,093
Mortgage loan due monthly through December, 2016; interest rate at 30 day LIBOR plus 165 basis points, fixed through a swap agreement to 6.85%; collateralized by land and building in Bluffton, IN	2,220,877	2,284,909
Equipment term loan due monthly through May, 2014; interest at LIBOR plus 165 basis points; collateralized by equipment at Rader Farms in Lynden, WA	3,857,143	4,714,286
Real Estate term loan due monthly through July, 2017; interest at LIBOR plus 165 basis points; fixed through a swap agreement to 4.28%; secured by a leasehold interest in the real property in Lynden, WA	3,612,125	3,780,919
Vehicle term loan and other miscellaneous loans due in various monthly installments through February, 2011; collateralized by vehicles	29,868	88,183
Office Equipment leases due June 2012	7,285	10,200
	11,242,377	12,455,590
Less current portion of long-term debt	(1,204,475)	(1,204,080)
Long-term debt, less current portion	$10,037,902	$11,251,510

Annual maturities of long-term debt as of December 26, 2009 are as follows:

Year
2010	$1,204,475
2011	1,207,360
2012	1,226,846
2013	1,254,856
2014	857,156
Thereafter	5,491,684
$11,242,377

To fund the acquisition of Rader Farms, the Company entered into a Loan Agreement (the “Loan Agreement”) with U.S. Bank National Association (“U.S. Bank”). Each of our subsidiaries is a guarantor of the Loan Agreement, which is secured by a pledge of all of the assets of our consolidated group. The borrowing capacity available to us under the Loan Agreement consists of notes representing:

•           a $15,000,000 revolving line of credit maturing on June 30, 2011; $9,870,590 was outstanding at December 26, 2009. Based on eligible assets, the amount available under the line of credit was $5,129,410 at December 26, 2009. As defined in the revolving credit facility note, all borrowings under the revolving line of credit will bear interest at either (i) the prime rate of interest announced by U.S. Bank from time to time or (ii) LIBOR plus the LIBOR Rate Margin.  The rate at December 26, 2009 was 3.25%.

•           Equipment term loan due May 2014 noted above.

•           Real estate term loan due July 2017 noted above.

U.S. Bank may terminate its commitments and accelerate the repayment of amounts outstanding and exercise other remedies upon the occurrence of an event of default (as defined in the Loan Agreement), subject, in certain instances, to the expiration of an applicable cure period. The agreement requires the Company to maintain compliance with certain financial covenants, including a minimum tangible net worth, a minimum fixed charge coverage ratio and a minimum current ratio. At December 26, 2009, the Company was in compliance with all of the financial covenants. Deferred financing fees totaling $119,744, which are included in Other Assets, were recorded in connection with the Loan Agreement and are being amortized over the life of the loan.

Interest income (expense), net consisted of the following for the fiscal years ended December 26, 2009 and December 27, 2008:

	2009	2008
Interest expense	$(879,332)	$(1,275,872)

Interest income	525	337

Interest expense, net	$(878,807)	$(1,275,535)

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

The Company entered into an interest rate swap in 2006 to convert the interest rate of the mortgage to purchase the Bluffton, Indiana plant from the contractual rate of 30 day LIBOR plus 165 basis points to a fixed rate of 6.85%. On September 28, 2008, the Company’s first day of its fiscal fourth quarter, the Company prospectively redesignated the hedging relationship to a cash flow hedge.  The swap has a fixed pay-rate of 6.85% and a notional amount of approximately $2.2 million at December 26, 2009 and expires in December, 2016.  We evaluate the effectiveness of the hedge on a quarterly basis and at December 26, 2009 the hedge is highly effective.  The interest rate swap had fair value of ($244,442) at December 26, 2009, which is recorded as a liability on the accompanying consolidated balance sheet.  The swap value was determined in accordance with the fair value measurement guidance discussed earlier using Level 2 observable inputs and approximates the loss that would have been realized if the contract had been settled on December 26, 2009.  An unrealized loss of $138,528 was recorded as interest expense in the Company’s condensed, consolidated statement of operations during the three quarters ending September 27, 2008, associated with this swap.

The Company entered into another interest rate swap in January 2008 to effectively convert the interest rate on the real estate term loan to a fixed rate of 4.28%.  The interest rate swap is structured with decreasing notional amounts to match the expected pay down of the debt.  The notional value of the swap at December 26, 2009 was $3.6 million.  The interest rate swap is accounted for as a cash flow hedge derivative and expires in July 2017.  We evaluate the effectiveness of the hedge on a quarterly basis and during the year ended December 26, 2009 the hedge is highly effective.  The interest rate swap had fair value of ($207,850) at December 26, 2009, which is recorded as a liability on the accompanying consolidated balance sheet, and was recorded in “Accumulated other comprehensive income,” all of which represents the change in fair value for the year ended December 26, 2009.  This value was determined in accordance with the fair value measurement guidance discussed earlier using Level 2 observable inputs and approximates the loss that would have been realized if the contract had been settled on December 26, 2009.

7.     Commitments and Contingencies:

The Company is periodically a party to various lawsuits arising in the ordinary course of business. Management believes, based on discussions with legal counsel, that the resolution of such lawsuits, individually and in the aggregate, will not have a material adverse effect on the Company’s financial position or results of operations. See Note 11, “Litigation”.

The Company leases one-half of a 200,000 square foot facility in Bluffton, Indiana which is used as a distribution center. The Company entered into an operating lease, the initial term expiring in November 2006, with respect to the facility and has entered into the second of two three-year renewal options. Current lease payments are approximately $32,500 per month. The Company also has entered into a service agreement expiring in December 2010 with a third party for warehousing services. The service agreement includes certain minimum monthly usage commitments amounting to $1,188,000 in each of 2008 and 2009.

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

In addition to the Company’s facility and land leases, the Company has entered into a variety of operating leases for equipment and vehicles.  Rental expense under all operating leases was $2,176,797 and $2,111,242 for fiscal 2009 and 2008, respectively.  Minimum future rental commitments under non-cancelable leases as of December 26, 2009 are as follows:

Year	Operating Leases
2010	$1,355,000
2011	1,230,000
2012	1,282,000
2013	908,000
2014	921,000
Thereafter	2,397,000
Total	$8,093,000

The Company licenses technology from a third party in connection with the manufacture of its T.G.I. Friday’s® and Tato Skins® brand products and has a royalty-bearing, exclusive right license to use the technology in the United States, Canada, and Mexico until such time the parties mutually agree to terminate the agreement and provide written sixty (60) days notice to each other.  Even though the patent for this technology expired December 26, 2006, in consideration for the use of this technology, the Company is required to make royalty payments to the third party on sales of products manufactured utilizing the technology until such termination date. However, should products substantially similar to Tato Skins® , O’Boisies® and Pizzarias® become available, for any reason, in the marketplace by any manufacturer other than the Company which results in a sales decline of 10% or more, any royalty obligation for the respective product(s) shall cease.

The Company licenses the T.G.I. Friday’s® brand snacks trademark from T.G.I. Friday’s Inc. under a license agreement with a term expiring in 2014.  Pursuant to the license agreement, the Company is required to make royalty payments on sales of T.G.I. Friday’s® brand snack products and is required to achieve certain minimum sales levels by certain dates during the contract term.

The Company licenses the BURGER KING TM brand snacks trademark from Burger King Corporation under a license agreement with a term expiring in 2012.  Pursuant to the license agreement, the Company is required to make royalty payments on sales of BURGER KING TM brand snack products and is required to achieve certain minimum sales levels by certain dates during the contract term.

8.     Shareholders’ Equity:

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

On June 1, 2009, the Company issued to its Chief Executive Officer 52,000 shares of restricted stock under the Company’s 2005 Equity Incentive Plan, subject to vesting in equal installments over three years.  The restricted stock was valued at the fair market value of the Common Stock on the close of business of the day prior to the date of grant, and the resulting deferred compensation expense of $124,280 is being amortized over the vesting period.  For the year ended December 26, 2009, compensation expense related to this award of $24,165 is included in selling, general, and administrative expenses.

On June 1, 2009, the Company issued to its Chief Financial Officer 37,000 shares of restricted stock under the Company’s 2005 Equity Incentive Plan, subject to vesting in equal installments over three years.  The restricted stock was valued at the fair market value of the Common Stock on the close of business of the day prior to the date of grant, and the resulting deferred compensation expense of $88,430 is being amortized over the vesting period.  As of December 26, 2009, compensation expense related to this award of $17,195 is included in selling, general, and administrative expenses.

On August 1, 2005, the Company issued to its Senior Vice President of Marketing 35,353 shares of restricted stock under the Company’s 2005 Equity Incentive Plan, subject to vesting in equal annual installments over three years.  The restricted stock was valued at the fair market value of the Common Stock on the date of grant, and the resulting deferred compensation expense was $175,000.  During 2009 and 2008, compensation expense of $-0- and $31,812, respectively, related to this award is included in selling, general and administrative expenses.

During the years ended December 26, 2009 and December 27, 2008, the total share-based compensation expense from restricted stock recognized in the financial statements was $41,360 and $31,182, respectively. There were no share-based compensation costs which were capitalized. As of December 26, 2009 and December 27, 2008 the total unrecognized costs related to non-vested restricted stock awards granted were $171,350 and $0, respectively. The Company expects to recognize such costs in the financial statements over a weighted-average period of three years.

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

The 2005 Plan was approved at the Company’s 2005 Annual Meeting of Shareholders and reserved for issuance that number of shares of Common Stock determined by adding (a) 410,518, which is the number of reserved but unissued shares available for issuance under the 1995 Plan, (b) 500,000, which is the number of additional shares approved by the stockholders on May 23, 2006 to be added to the 2005 Plan, (c) 500,000, which is the number of additional shares approved by the stockholders on May 19, 2008 to be added to the 2005 Plan and (d) 500,000, which is the number of additional shares approved by the stockholders on May 19, 2009 to be added to the 2005 Plan.  If any shares of Common Stock subject to awards granted under the 1995 Plan or the 2005 Plan are canceled, those shares will be available for future awards under the 2005 Plan.  The 2005 Plan expires in May 2015, and awards granted under the 2005 Plan may include: nonqualified stock options, incentive stock options, restricted stock, restricted stock units, stock appreciation rights, performance units and stock-reference awards.  Prior to May 2008, all stock option grants had a five year term. The fair value of these stock option grants is amortized to expense over the vesting period, generally three years for employees and one year for the Board of Directors.

In May 2008, the Company’s Board of Directors approved a ten year term for all future employee stock option grants and a five year term for all future Board of Director grants. The vesting periods for these stock option grants are five years and one year for employees and Board of Director members, respectively.  As of December 26, 2009, there were 501,892 shares of Common Stock available for Awards under the 2005 Plan.

Total share-based compensation expense from vested options recognized in the financial statements was $242,382 in 2009 and $260,925 in 2008 which reduced income from operations accordingly. There were no share-based compensation costs which were capitalized.

There were 5,473 and -0- stock options exercised during the year ended December 26, 2009 and December 27, 2008 respectively.

The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the years ended:

	2009	2008
Expected dividend yield	0%	0%
Expected volatility	73%	46%
Risk-free interest rate	2.9% - 3.7%	1% - 3%
Expected life – Employees options	6.5 years	3.5 years
Expected life – Board of directors options	3.0 years	1.4 years

The expected dividend yield was based on the Company’s expectation of future dividend payouts. The volatility assumption was based on historical volatility during the time period that corresponds to the expected life of the option. The expected life (estimated period of time outstanding) of stock options granted was estimated based on the average of the contractual term of the options and the weighted average vesting period for all option tranches. The risk-free interest rate assumption was based on the interest rate of U.S. Treasuries on the date the option was granted.

As of December 26, 2009, the amount of unrecognized compensation expense to be recognized over the next two years is approximately $0.3 million. This expected compensation expense does not reflect any new awards, or modifications to existing awards, that could occur in the future. Generally, the Company issues new shares upon the exercise of stock options as opposed to reissuing treasury shares.

During fiscal years 2008 and 2009, stock option activity was as follows:

	Plan Options		Non-Plan Options
	Options Outstanding	Weighted Average Exercise Price	Options Outstanding	Weighted Average Exercise Price
Balance, December 29, 2007	1,642,500	$2.73	45,000	$3.60
Granted	1,000,000	1.83	—	—
Canceled	(418,667)	2.66	(45,000)	3.60
Exercised	—	—	—	—
Balance, December 27, 2008	2,223,833	$2.34	—	$3.60
Granted	375,000	2.20	—	—
Canceled	(462,860)	2.59	—	—
Exercised	(5,473)	2.10	—	—
Balance, December 26, 2009	2,130,500	$2.26	—	$—

The following table summarizes information about stock options outstanding and exercisable at December 26, 2009:

Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$ 1.24 - $1.94	990,000	6.6	$1.79	280,667	$1.84
$ 2.26 - $2.82	1,050,500	3.9	$2.60	573,833	$2.70
$ 3.12 - $5.00	90,000	2.2	$3.33	70,000	$3.39
	2,130,500	5.1	$2.26	924,500	$2.49

The following table summarizes information about stock options outstanding and exercisable at December 27, 2008:

Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$ 1.59 - $1.94	1,000,000	7.5	$1.83	—	$—
$ 2.10 - $2.99	1,126,833	2.3	$2.70	692,167	$2.70
$ 3.08 - $3.60	82,000	3.4	$3.12	50,667	$3.12
$ 4.20 - $5.00	15,000	1.6	$5.00	15,000	$5.00
	2,223,833	4.6	$2.34	757,834	$2.77

The table below summarizes the number of exercisable options outstanding and the weighted average exercise prices for each of the previous two fiscal years:

	Plan Options		Non-Plan Options
	Exercisable Options Outstanding	Weighted Average Exercise Price	Exercisable Options Outstanding	Weighted Average Exercise Price
December 26, 2009	924,500	$2.49	—	$—
December 27, 2008	757,834	$2.77	—	$—

The weighted average grant-date fair value of options granted during the years ending December 26, 2009 and December 27, 2008 was $1.44 and $0.53 respectively.

The intrinsic value related to total stock options outstanding was $527,500 as of December 26, 2009 and zero as of December 27, 2008.  The intrinsic value related to vested stock options outstanding was $134,273 as of December 26, 2009 and zero as of December 27, 2008.  The aggregate intrinsic value is based on the exercise price and the Company’s closing stock price of $2.32 as of December 26, 2009 and $1.60 as of December 27, 2008.

Treasury Stock

In September 2008, the Company’s Board of Directors approved a stock re-purchase program whereby up to $2 million of common stock could be purchased from time to time at the discretion of management (the “2008 program”).  The repurchased shares were held as treasury stock and are available for general corporate purposes.  The program expired August 23, 2009 and the Company continues to evaluate its share repurchase opportunities.  Below is a table showing repurchased shares under the 2008 program:

Period	Total Number of Shares Repurchased	Weighted Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum that may yet be Purchased Under the 2008 Program

9/24/08 Approved				$2,000,000

9/24/08 - 12/27/08	498,029	$1.46	498,029	(729,553)

12/28/08 - 3/28/09	367,957	$1.28	367,957	(471,195)

3/29/09 - 12/26/09
Program Remaining				$799,252

In August 2007 the Company’s Board of Directors approved a stock re-purchase program whereby up to $3 million of common stock could be purchased from time to time at the discretion of management (the “2007 program”).  The repurchased shares were held as treasury stock and were available for general corporate purposes.  On July 29, 2008, the Company repurchased 90,000 shares at $1.80 per share for a total cost of $162,000 from Eric J. Kuefel, the Company’s former Chief Executive Officer, on the open market through M.S. Howells & Co., a broker-dealer in which Mark S. Howells, a director of the Company, is a principal.  M.S. Howells & Co. received a brokerage fee of $1,800, or $0.02 per share in connection with this transaction.  The 2007 program expired on August 23, 2008.

In May, 2006 the Company’s Board of Directors approved a stock re-purchase program whereby up to $3 million of common stock could be purchased from time to time at the discretion of management (the “2006 program”).  The 2006 program expired on February 14, 2007.  The repurchased shares were held as treasury stock and were available for general corporate purposes.

On December 27, 2008 the Company’s Board of Directors approved the retirement of all treasury stock shares purchased under the 2006, 2007, and 2008 programs.  A total of 1,933,827 shares were retired at cost.  The Company’s treasury stock balance of shares held as of December 27, 2008 was zero.  A summary of the retired shares is set forth in the following table.

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

9.                  Income Taxes:

The provision for income taxes consisted of the following for the years ended December 26, 2009 and December 27, 2008:

	2009	2008
Current:
Federal	$(1,508,876)	$2,709
State	(355,425)	(122,314)
	(1,864,301)	(119,605)
Deferred:
Federal	(619,478)	(1,460,881)
State	68,092	(141,305)
	(551,386)	(1,602,186)
Total provision for income taxes	$(2,415,687)	$(1,721,791)

The following table provides reconciliation between the amount determined by applying the statutory federal income tax rate to the pretax income amount for the years ended December 26, 2009 and December 27, 2008:

	2009	2008
Provision at statutory rate	$(2,107,091)	$(1,390,946)
State tax provision, net	(242,567)	(217,734)
Nondeductible expenses and other	(66,029)	(113,111)
Income tax provision	$(2,415,687)	$(1,721,791)

The income tax effects of loss carryforwards and temporary differences between financial and income tax reporting that give rise to the deferred income tax asset and liability are as follows as of December 26, 2009 and December 27, 2008:

	2009	2008
Deferred Tax Asset — current
Net operating loss carryforward	$—	$196,046
Allowance for doubtful accounts	39,419	31,488
Accrued liabilities	492,289	510,864
Other	120,053	93,381
	651,761	831,779
Deferred Tax Liability — noncurrent
Depreciation and amortization	(3,253,737)	(2,859,733)
AMT minimum tax credit carryforward	—	31,390
Unrealized loss on interest rate swap	122,368	299,077
Other	54,026	—
	(3,077,343)	(2,529,266)
Net deferred tax liability	$(2,425,582)	$(1,697,487)

The Company experienced significant net losses in prior fiscal years resulting in regular and alternative minimum tax (“AMT”) net operating loss (“NOL”) carryforwards for federal income tax purposes of approximately $0.6 million and $1.1 million at December 27, 2008, respectively.  The Company used all remaining NOL carryforwards during the current year and the regular and AMT NOL carryforward balances at December 26, 2009 are both $0.  The Company had federal income taxes receivables of $399,571 and $50,000 as of December 26, 2009 and December 27, 2008, respectively.  The Company had state income taxes payables of $110,506 and $81,778 as of December 26, 2009 and December 27, 2008, respectively.

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

10.  Business Segments and Significant Customers:

For the years ended December 26, 2009 and December 27, 2008, Costco was the only customer accounting for more than 10% of total Company net revenue.  Costco accounted for $27,462,000 or 23% and $27,160,000 or 24%, for fiscal years 2009 and 2008, respectively.

The Company’s operations consist of three reportable segments: manufactured snack products, berry products and distributed products.  The manufactured snack products segment produces potato chips, potato crisps and potato skins for sale primarily to snack food distributors and retailers.  The berry products segment produces frozen berries for sale primarily to groceries and mass merchandisers.  The distributed products segment sells snack food products manufactured by other companies to the Company’s Arizona snack food distributors.  The Company’s reportable segments offer different products and services.  The majority of the Company’s revenues are attributable to external customers in the United States.  The Company does sell to customers in Mexico, Canada, the Caribbean, Latin America, South America, the Middle East, Malta, Germany, India, Hong Kong, Japan, Singapore, Malaysia, Thailand, Taiwan, Philippines, and the United Kingdom as well, however the revenues attributable to those customers are immaterial.  In October 2009, the Company expanded overseas distribution of the snacks it produces under its BURGER KING TM licensing agreement.  The snacks will be available in 17 new countries in Asia, Europe, and the Middle East, including China, Turkey, and the Scandinavian countries.  All of the Company’s assets are located in the United States.  The Company does not allocate any assets to the distributed products segment.

	Percent of Net Revenues
	2009	2008
Branded snack products	57%	59%
Private label snack products	7%	4%
Total manufactured snack products segment revenues	64%	63%

Berry products	33%	34%
Distributed products segment revenues	3%	3%

Total revenues	100%	100%

In fiscal years 2009 and 2008, the T.G.I. Friday’s® brand snacks represented 33% of the Company’s total net revenues.

The accounting policies of the segments are the same as those described in the Summary of Significant Accounting Policies (Note 1).  The Company does not allocate assets, selling, general and administrative expenses, income taxes or other income and expense to segments.

	Manufactured Snack Products	Berry Products	Distributed Products	Consolidated
2009
Net revenues from external customers	$77,054,992	$40,454,978	$3,501,339	$121,011,309
Depreciation and amortization included in segment gross profit	1,086,517	601,158	—	1,687,675
Segment gross profit	16,026,415	7,677,178	118,688	23,822,281
Goodwill	5,986,252	5,629,973	—	11,616,225

2008
Net revenues from external customers	$71,421,874	38,404,530	$3,232,311	$113,058,715
Depreciation and amortization included in segment gross profit	889,057	393,285	—	1,282,342
Segment gross profit	14,445,447	7,440,169	308,693	22,194,309
Goodwill	5,986,252	5,629,973	—	11,616,225

The following table reconciles reportable segment gross profit to the Company’s consolidated income before income tax provision for the years ended December 26, 2009 and December 27, 2008:

	2009	2008
Segment gross profit	$23,822,281	$22,194,309
Unallocated amounts:
Operating expenses	(16,746,148)	(16,827,692)
Interest expense, net	(878,807)	(1,275,535)
Income before income tax provision	$6,197,326	$4,091,082

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

12.  Related Party Transactions:

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

13.  Accounts Receivable Allowance:

Changes to the allowance for doubtful accounts during the each of the two fiscal years ended December 26, 2009 and December 27, 2008 are summarized below:

	Balance at beginning of period	Charges (Reductions) to Expense	(Write-offs) Collections	Balance at end of period
Fiscal 2009	$80,740	95,994	(75,658)	$101,076
Fiscal 2008	$29,161	83,794	(32,215)	$80,740

14.  Concentrations of Credit Risk:

The Company maintains most of its cash with one financial institution.  As of November 1, 2008 the FDIC introduced the transaction guarantee program which guaranteed non-interest bearing accounts without limit. The FDIC program is temporary and only offered through participating financial institutions.  The Company’s primary financial institution participated in this program and therefore all cash balances held with this institution as of December 26, 2009 are insured.

The Company’s primary concentration of credit risk is related to certain trade accounts receivable.  In the normal course of business, the Company extends unsecured credit to its customers.  In 2009 and 2008, substantially all of the Company’s customers were distributors or retailers whose sales were concentrated in the grocery industry, throughout the United States.  The Company investigates a customer’s credit worthiness before extending credit.  At December 26, 2009 and December 27, 2008, three customers accounted for 29% and 30% of accounts receivable, respectively.

15.  Deferred Compensation Plans

The Company has contributory 401(k) plans covering substantially all employees.  The Company may contribute amounts not in excess of the lesser of the maximum deductions allowable for income tax purposes or a specific percentage of the of the operating profits of the Company, as defined in the plan.  The Company made contributions totaling $326,637 and $83,957 during the year ended December 26, 2009 and December 27, 2008, respectively.

The Company also sponsors a trusteed, nonqualified savings plan for employees whose contributions to a tax qualified 401(k) plan would be limited by provisions of the Internal Revenue Code.  The plan allows participants to defer receipt of a portion of their salary and incentive compensation.  The plan was amended in 2009 and the Company no longer matches any employee contributions to this plan.  During 2008, the Company’s match resulted in compensation expense of $22,130.  Participants earn a return on their deferred compensation based on investment earnings of participant-selected mutual funds.  Deferred compensation, including accumulated earnings on the participant-directed investment selections, is distributable in cash at participant-specified dates or upon retirement, death, disability or termination of employments.  At December 26, 2009 and December 27, 2008, the plan’s assets and the Company’s liability to participants of the deferred compensation plans was $0.2 million and $0.1 million, respectively, and is recorded in other assets and other liabilities in the Consolidated Balance Sheets.

16.  Quarterly Financial Data (Unaudited):

The results for any single quarter are not necessarily indicative of the Company’s results for any other quarter or the full year.  The sum of quarterly earnings per share information may not agree to the annual amount due to rounding and use of the treasury stock method of calculating earnings per share.

(in 000’s, except for share and per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year

Fiscal 2009
Net revenues	$29,719	$33,420	$29,937	$27,935	$121,011
Gross profit	6,094	6,350	6,723	4,655	23,822
Operating income	1,649	1,960	2,440	1,027	7,076
Net income	$887	$1,037	$1,304	$554	$3,782

Earnings per common share:
Basic	$0.05	$0.06	$0.07	$0.03	$0.21
Diluted	$0.05	$0.06	$0.07	$0.03	$0.21

Weighted average number of common shares:
Basic	18,164,223	17,884,429	17,885,440	17,887,580	17,955,165
Diluted	18,164,223	17,955,071	18,041,679	18,007,819	18,239,380

(in 000’s, except for share and per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year

Fiscal 2008
Net revenues	$26,171	$29,249	$29,822	$27,817	$113,059
Gross profit	5,075	5,301	7,112	4,706	22,194
Operating income	1,259	1,336	2,118	654	5,367
Net income	$411	$723	$1,103	$132	$2,369

Earnings per common share:
Basic	$0.02	$0.04	$0.06	$0.01	$0.13
Diluted	$0.02	$0.04	$0.06	$0.01	$0.13

Weighted average number of common shares:
Basic	18,810,994	18,840,415	18,750,919	18,452,948	18,736,331
Diluted	18,811,208	18,840,415	18,750,919	18,452,948	18,736,331

EXHIBIT INDEX

23.1	—	Consent of Moss Adams LLP.

31.1	—	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15(d)-14(a).

31.2	—	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15(d)-14(a).

32	—

Certification of Chief Executive Officer and Chief Financial Officer and Principal Accounting Officer pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.