Form 10-Q
period 2010-03-27
INVENTURE GROUP, INC.
filed 2010-05-11
CIK 944508

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 27, 2010

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                to

Commission File Number: 1-14556

THE INVENTURE GROUP, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	86-0786101
(State or Other Jurisdiction of Incorporation or	(I.R.S. Employer
Organization)	Identification No.)

5415 East High Street, Suite #350 Phoenix, Arizona	85054
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code:  (623) 932-6200

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  17,878,621 as of May 7, 2010.

PART I.                                                  FINANCIAL INFORMATION

Item 1.                                                           Financial Statements

THE INVENTURE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

	March 27,	December 26,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$1,180,189	$1,102,689
Accounts receivable, net of allowance for doubtful accounts of $89,248 in 2010 and $101,076 in 2009	11,843,225	10,884,986
Inventories, net	14,315,035	17,445,163
Deferred income tax asset	660,729	651,761
Other current assets	1,356,563	1,045,797
Total current assets	29,355,741	31,130,396

Property and equipment, net	23,944,600	23,734,921
Goodwill	11,616,225	11,616,225
Trademarks and other intangibles, net	2,746,660	2,757,161
Other assets	661,955	596,157
Total assets	$68,325,181	$69,834,860

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,216,850	$6,751,612
Accrued liabilities	4,693,343	5,314,180
Current portion of long-term debt	1,193,105	1,204,475
Total current liabilities	14,103,298	13,270,267

Long-term debt, less current portion	9,735,290	10,037,902
Line of credit	6,254,008	9,870,590
Interest rate swaps	518,440	452,292
Deferred income tax liability	3,151,120	3,077,343
Other liabilities	371,294	219,903
Total liabilities	34,133,450	36,928,297

Commitments and contingencies (Note 6)

Shareholders’ equity:
Preferred stock, $100 par value; 50,000 shares authorized; no shares issued or outstanding at March 27, 2010 and December 26, 2009	—	—
Common stock, $.01 par value; 50,000,000 shares authorized; 18,243,650 shares issued and outstanding at March 27, 2010 and December 26, 2009	182,436	182,436
Additional paid-in capital	26,103,472	26,025,632
Accumulated other comprehensive loss	(227,498)	(188,429)
Retained earnings	8,604,516	7,358,119
	34,662,926	33,377,758
Less: treasury stock, at cost: 367,957 shares at March 27, 2010 and December 26, 2009	(471,195)	(471,195)
Total shareholders’ equity	34,191,731	32,906,563
Total liabilities and shareholders’ equity	$68,325,181	$69,834,860

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE INVENTURE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	Quarter Ended
	March 27, 2010	March 28, 2009

Net revenues	$31,396,190	$29,718,835

Cost of revenues	24,602,947	23,624,489

Gross profit	6,793,243	6,094,346

Selling, general and administrative expenses	4,507,335	4,475,701

Operating income	2,285,908	1,618,645

Interest expense, net	216,383	178,054

Income before income tax provision	2,069,525	1,440,591

Income tax provision	823,128	553,416

Net income	$1,246,397	$887,175

Earnings per common share:
Basic	$0.07	$0.05
Diluted	$0.07	$0.05

Weighted average number of common shares:
Basic	17,875,693	18,164,223
Diluted	18,149,228	18,164,223

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE INVENTURE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Quarter Ended
	March 27, 2010	March 28, 2009

Cash flows from operating activities:
Net income	$1,246,397	$887,175
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	915,848	805,703
Amortization	15,611	15,610
Provision for bad debts	(11,828)	(27,390)
Deferred income taxes	210,012	242,026
Share-based compensation expense	77,840	55,900
Loss on disposition of equipment	24,798	—
Change in operating assets and liabilities:
Accounts receivable	(946,411)	(1,437,289)
Inventories	3,130,128	977,950
Other assets and liabilities	(350,967)	(51,583)
Accounts payable and accrued liabilities	726,278	966,483
Net cash provided by operating activities	5,037,706	2,434,585

Cash flows from investing activities:
Purchase of equipment	(1,021,021)	(721,946)
Net cash used in investing activities	(1,021,021)	(721,946)

Cash flows from financing activities:
Net borrowings on line of credit	(3,616,582)	(881,300)
Payments made on capital lease obligations	(8,621)	—
Payments made on long-term debt	(313,982)	(308,604)
Treasury stock purchases	—	(471,195)
Net cash used in financing activities	(3,939,185)	(1,661,099)
Net increase in cash and cash equivalents	77,500	51,540
Cash and cash equivalents at beginning of period	1,102,689	683,567
Cash and cash equivalents at end of period	$1,180,189	$735,107

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$210,945	$220,229
Cash paid during the period for income taxes	$16,000	$—

Supplemental disclosures of non-cash investing and financing transactions:
Capital lease obligations incurred for the acquisition of property and equipment	$129,303	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE INVENTURE GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.                                      Organization and Summary of Significant Accounting Policies

The Inventure Group, Inc., a Delaware corporation (the “Company”), is a $120+ million leading marketer and manufacturer of healthy/all natural and indulgent specialty snack food brands. The Company is headquartered in Phoenix, Arizona with plants in Arizona, Indiana and Washington.  The Company’s executive offices are located at 5415 East High Street, Suite 350, Phoenix, Arizona 85054, and its telephone number is (623) 932-6200.

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

In the Healthy/Natural portfolio, products include Rader Farms frozen berries,  Boulder Canyon Natural Foods™ brand kettle cooked potato chips, and Jamba™ branded blend-and-serve smoothie kits under licence from Jamba Corporation.  In the Indulgent Specialty category, products include TGI Friday’s® brand snacks under license from TGI Friday’s Inc., BURGER KING™  brand snack products under license from Burger King Corporation, Poore Brothers® kettle cooked potato chips, Bob’s Texas Style®kettle cooked chips, Tato Skins® brand potato snacks and O’Boises® potato snacks.   The Company also manufactures private label snacks for certain grocery retail chains and distributes snack food products in Arizona that are manufactured by others.

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

The Company’s fiscal year ends on the last Saturday occurring in the month of December of each calendar year.  Accordingly, the first quarter of 2010 commenced December 26, 2009 and ended March 27, 2010.

Basis of Presentation

The consolidated financial statements include the accounts of The Inventure Group, Inc. and all of its wholly owned subsidiaries.  All significant intercompany amounts and transactions have been eliminated.  The financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all the information and footnotes required by accounting principles generally accepted in the United States of America.  In the opinion of management, the condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary in order to make the condensed consolidated financial statements not misleading.  A description of the Company’s accounting policies and other financial information is included in the audited financial statements filed with the Company’s Annual Report on Form 10-K for the fiscal year ended December 26, 2009.  The results of operations for the quarter ended March 27, 2010 are not necessarily indicative of the results expected for the full year.

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

At March 27, 2010 and December 26, 2009, the carrying value of cash, accounts receivable, accounts payable and accrued liabilities approximate fair values since they are short-term in nature.  The carrying value of the long-term debt approximates fair-value based on the borrowing rates currently available to the Company for long-term borrowings with similar terms, except for the mortgage loan with fixed interest at 9.03%, which has a fair value of $1.2 million at March 27, 2010 and December 26, 2009.

	Fair Value at March 27, 2010
	Level 1	Level 2	Level 3	Total
Liabilities:
Interest rate swaps	—	$518,440	—	$518,440

Considerable judgment is required in interpreting market data to develop the estimate of fair value of our derivative instruments.  Accordingly, the estimate may not be indicative of the amounts that the Company could realize in a current market exchange.  The use of different market assumptions or valuation methodologies could have a material effect on the estimated fair value amounts.

Adoption of New Accounting Pronouncements

In January 2010, the FASB issued an amendment to require new disclosures for fair value measurements and provide clarification for existing disclosure requirements. More specifically, this update requires (a) an entity to disclose separately the amounts of significant transfers in and out of Levels 1 and 2 fair value measurements and to describe the reasons for the transfers; and (b) information about purchases, sales, issuances and settlements to be presented separately (i.e. present the activity on a gross basis rather than net) in the reconciliation for fair value measurements using significant unobservable inputs (Level 3 inputs). This update clarifies existing disclosure requirements for the level of disaggregation used for classes of assets and liabilities measured at fair value and requires disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements using Level 2 and Level 3 inputs. The Company adopted this standard at the beginning of its 2010 fiscal year and it did not have a material impact on the Consolidated Financial Statement note disclosures.

Earnings Per Common Share

Basic earnings per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is calculated by including all dilutive common shares such as stock options and restricted stock. The total stock options outstanding of 2,130,500 and restricted shares outstanding of 124,353 were excluded from the weighted average per share calculation for the quarter ended March 27, 2010  because inclusion of such would be anti-dilutive.  Stock options outstanding of 2,150,833 and restricted shares outstanding of 35,853 were excluded from the weighted average per share calculation for the quarter ended March 28, 2009  because inclusion of such would be anti-dilutive.  Exercises of outstanding stock options or warrants are assumed to occur for purposes of calculating diluted earnings per share for periods in which their effect would not be anti-dilutive.  Earnings per common share was computed as follows for the quarters ended March 27, 2010 and March 28, 2009:

	Quarter Ended
	March 27, 2010	March 28, 2009
Basic Earnings Per Common Share:
Net income	$1,246,397	$887,175

Weighted average number of common shares	17,875,693	18,164,223

Earnings per common share.	$0.07	$0.05

Diluted Earnings Per Common Share:
Net income	$1,246,397	$887,175

Weighted average number of common shares	17,875,693	18,164,223
Incremental shares from assumed conversions of stock options and non-vested shares of restricted stock	273,535	—
Adjusted weighted average number of common shares	18,149,228	18,164,223

Earnings per common share	$0.07	$0.05

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

See Footnote 8 “Shareholder’s Equity” for additional information.

Deferred Compensation Plan

Effective January 1, 2007 the Company implemented a deferred compensation plan.  The assets are invested in mutual funds and are reflected in other current assets and the related obligation is reflected in accrued liabilities in the Company’s Condensed Consolidated Balance Sheets.

2.                                      Inventories

Inventories consisted of the following:

	March 27,	December 26,
	2010	2009
Finished goods	$4,689,400	$5,558,696
Raw materials	9,625,635	11,886,467
	$14,315,035	$17,445,163

3.                                      Goodwill, Trademarks and Other Intangibles

Goodwill, trademarks and other intangibles, net consisted of the following:

	Estimated Useful Life	March 27, 2010	December 26, 2009
Goodwill:
The Inventure Group, Inc.		$5,986,252	$5,986,252
Rader Farms, Inc.		5,629,973	5,629,973

Total Goodwill, net		$11,616,225	$11,616,225

Trademarks:
The Inventure Group, Inc.		1,535,659	$1,535,659
Rader Farms, Inc.		1,070,000	1,070,000

Other intangibles:
Rader - Covenant-not-to-compete, gross carrying amount	5 years	160,000	160,000
Rader - Covenant-not-to-compete, accum. amortization		(90,677)	(82,676)
Rader - Customer relationship, gross carrying amount	10 years	100,000	100,000
Rader - Customer relationship, accum. amortization		(28,322)	(25,822)

Total Trademarks and other intangibles, net		$2,746,660	$2,757,161

Amortization expense related to these intangibles for the quarters ended March 27, 2010 and March 28, 2009 were $10,501 and $10,500, respectively.

Goodwill and trademarks are reviewed for impairment annually in the fourth fiscal quarter, or more frequently if impairment indicators arise. Goodwill is required to be tested for impairment between the annual tests if an event occurs or circumstances change that more-likely-than-not reduces the fair value of a reporting unit below its carrying value. Intangible assets with indefinite lives are required to be tested for impairment between the annual tests if an event occurs or circumstances change indicating that the asset might be impaired.  The carrying values were not impaired as of March 27, 2010.

4.                          Accrued Liabilities

Accrued liabilities consisted of the following:

	March 27, 2010	December 26, 2009
Accrued payroll and payroll taxes	$1,274,830	$1,635,564
Accrued royalties and commissions	788,525	809,095
Accrued advertising and promotion	1,087,878	1,327,021
Accrued other	1,542,110	1,542,500
	$4,693,343	$5,314,180

5.                          Long-Term Debt

Long-term debt consisted of the following:

	March 27,	December 26,
	2010	2009
Mortgage loan due monthly through July, 2012; interest at 9.03%; collateralized by land and building in Goodyear, AZ	$1,498,684	$1,515,079
Mortgage loan due monthly through December, 2016; interest rate at 30 day LIBOR plus 165 basis points, fixed through a swap agreement to 6.85%; collateralized by land and building in Bluffton, IN	2,203,277	2,220,877
Equipment term loan due monthly through May, 2014; interest at LIBOR plus 165 basis points; collateralized by equipment at Rader Farms in Lynden, WA	3,642,857	3,857,143
Real Estate term loan due monthly through July, 2017; interest at LIBOR plus 165 basis points; fixed through a swap agreement to 4.28%; secured by a leasehold interest in the real property in Lynden, WA	3,567,605	3,612,125
Vehicle term loan and other miscellaneous loans due in various monthly installments through February, 2011; collateralized by vehicles	9,415	29,868
Office Equipment leases due June 2012	6,557	7,285
	10,928,395	11,242,377
Less current portion of long-term debt	(1,193,105)	(1,204,475)
Long-term debt, less current portion	$9,735,290	$10,037,902

To fund the acquisition of Rader Farms, the Company entered into a Loan Agreement (the “Loan Agreement”) with U.S. Bank National Association (“U.S. Bank”). Each of the Company’s subsidiaries is a guarantor of the Loan Agreement, which is secured by a pledge of all of the assets of the consolidated group. The borrowing capacity available to the Company under the Loan Agreement consists of notes representing:

•                  a $15,000,000 revolving line of credit maturing on June 30, 2011; $6,254,008 was outstanding at March 27, 2010.  Based on eligible assets, the amount available under the line of credit was $8,166,152 at March 27, 2010. As defined in the revolving credit facility note, all borrowings under the revolving line of credit will bear interest at either (i) the prime rate of interest announced by U.S. Bank from time to time or (ii) LIBOR plus the LIBOR Rate Margin.

•                  Equipment term loan due May 2014 noted above.

•                  Real estate term loan due July 2017 noted above.

U.S. Bank may terminate its commitments and accelerate the repayment of amounts outstanding and exercise other remedies upon the occurrence of an event of default (as defined in the Loan Agreement), subject, in certain instances, to the expiration of an applicable cure period. The agreement requires the Company to maintain compliance with certain financial covenants, including a minimum tangible net worth, a minimum fixed charge coverage ratio and a minimum current ratio. At March 27, 2010, the Company was in compliance with all of the financial covenants.

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

The Company entered into an interest rate swap in 2006 to convert the interest rate of the mortgage to purchase the Bluffton, Indiana plant from the contractual rate of 30 day LIBOR plus 165 basis points to a fixed rate of 6.85%. On September 28, 2008, the Company’s first day of its fiscal fourth quarter, the Company prospectively redesignated the hedging relationship to a cash flow hedge.  The swap has a fixed pay-rate of 6.85% and a notional amount of approximately $2.2 million at March 27, 2010 and expires in December, 2016.  We evaluate the effectiveness of the hedge on a quarterly basis and at March 27, 2010 the hedge is highly effective.  The interest rate swap had fair value of ($269,786) at March 27, 2010, which is recorded as a liability on the accompanying consolidated balance sheet.  The swap value was determined in accordance with the fair value measurement guidance discussed earlier using Level 2 observable inputs and approximates the loss that would have been realized if the contract had been settled on March 27, 2010.

The Company entered into another interest rate swap in January 2008 to effectively convert the interest rate on the real estate term loan to a fixed rate of 4.28%.  The interest rate swap is structured with decreasing notional amounts to match the expected pay down of the debt.  The notional value of the swap at March 27, 2010 was $3.6 million.  The interest rate swap is accounted for as a cash flow hedge derivative and expires in July 2017.  We evaluate the effectiveness of the hedge on a quarterly basis and at March 27, 2010 the hedge is highly effective.  The interest rate swap had fair value of ($248,654) at March 27, 2010, which is recorded as a liability on the accompanying consolidated balance sheet.  This value was determined in accordance with the fair value measurement guidance discussed earlier using Level 2 observable inputs and approximates the loss that would have been realized if the contract had been settled on March 27, 2010.

The only component of other comprehensive income/loss for the periods presented is the change in fair value of the interest rate swaps.  The effect of such is as follows:

	Quarter ended
	March 27, 2010	March 28, 2009

Net income	$1,246,397	$887,175

Change in fair value of interest rate swaps (net of tax)	(66,148)	54,354

Comprehensive income	$1,180,249	$941,529

6.                                      Litigation

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

7.                                      Business Segments

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

	Manufactured Snack Products	Berry Products	Distributed Products	Consolidated
Quarter ended March 27, 2010
Net revenues from external customers	$18,498,068	$12,049,133	$848,989	$31,396,190
Depreciation and amortization included in segment gross profit	301,275	177,936	—	479,211
Segment gross profit	3,029,443	3,755,364	8,436	6,793,243
Goodwill	5,986,252	5,629,973	—	11,616,225

Quarter ended March 28, 2009
Net revenues from external customers	$18,172,714	$10,708,582	$837,539	$29,718,835
Depreciation and amortization included in segment gross profit	252,663	153,778	—	406,441
Segment gross profit	2,804,179	3,098,403	191,764	6,094,346
Goodwill	5,986,252	5,629,973	—	11,616,225

The following table reconciles reportable segment gross profit to the Company’s consolidated income before income tax benefit (provision) for the quarters ended March 27, 2010 and March 28, 2009:

	March 27, 2010	March 28, 2009
Segment gross profit	$6,793,243	$6,094,346
Unallocated amounts:
Operating expenses	(4,507,335)	(4,475,701)
Interest expense, net	(216,383)	(178,054)
Income before income tax provision	$2,069,525	$1,440,591

8.                                      Stock Options, Stock-Based Compensation and Shareholders’ Equity

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

During the three months ending March 27, 2010 and March 28, 2009, the total share-based compensation expense from restricted stock recognized in the financial statements was $17,726 and $-0- respectively, and is included in selling, general and administrative expenses.  There were no share-based compensation costs which were capitalized.  As of March 27, 2010 and March 28, 2009 the total unrecognized costs related to non-vested restricted stock awards granted was $153,624 and $-0-, respectively.

There were no restricted stock awards granted during the three months ended March 27, 2010 and March 28, 2009.  All restricted stock awards vest three years from the date of grant. Share-based compensation expense related to restricted stock awards is recognized on the straight-line method over the requisite service period, which is approximately three years, and the related share-based compensation expense is included in selling, general and administrative expenses.

During the three months ended March 27, 2010 and March 28, 2009, the Company recorded $60,114 and $55,900 of share-based compensation expense, respectively, related to stock options.  There were no stock options exercised during the three months ended March 27, 2010 and March 28, 2009.

As of March 27, 2010, the amount of unrecognized compensation expense related to stock options to be recognized over the next two years is approximately $0.3 million. This expected compensation expense does not reflect any new awards, or modifications to existing awards, that could occur in the future. Generally, the Company issues new shares upon the exercise of stock options as opposed to reissuing treasury shares.

The following table summarizes stock option activity during the quarter ended March 27, 2010:

	Plan Options
	Options Outstanding	Weighted Average Exercise Price
Balance, December 26, 2009	2,130,500	$2.26
Granted	—	$—
Forfeited	—	$—
Exercised	—	—
Balance, March 27, 2010	2,130,500	$2.26

The total intrinsic value related to stock options exercisable and outstanding was $1,028,825 as of March 27, 2010 and $19,200 as of March 28, 2009.  The intrinsic value related to vested stock options outstanding was $282,997 as of March 27, 2010 and $-0- as of March 28, 2009.  The aggregate intrinsic value is based on the exercise price and the Company’s closing stock price of $2.70 as of March 27, 2010 and $1.56 as of March 28, 2009.

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

Period	Total Number of Shares Repurchased	Weighted Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum that may yet be Purchased Under the 2008 Program

12/28/08 — 1/31/09	—	$—	—	$1,272,878

2/1/09 — 2/28/09	—	$—	—	$1,272,878

3/1/09 - 03/28/09	367,957	$1.28	367,957	$(471,195)

3/29/09 - 03/27/10	—	$—	—	$(471,195)

Total				$801,683

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q, including all documents incorporated by reference, includes “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, and The Inventure Group, Inc. (the “Company”) desires to take advantage of the “safe harbor” provisions thereof.  Therefore, the Company is including this statement for the express purpose of availing itself of the protections of the safe harbor with respect to all of such forward-looking statements. In this Quarterly Report on Form 10-Q, the words “anticipates,” “believes,” “expects,” “intends,” “estimates,” “projects,” “will likely result,” “will continue,” “future” and similar terms and expressions identify forward-looking statements. The forward-looking statements in this Quarterly Report on Form 10-Q reflect the Company’s current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, including specifically the possibility that the Company will need additional financing due to future operating losses or in order to implement the Company’s business strategy, the possible diversion of management resources from the day-to-day operations of the Company as a result of strategic acquisitions, potential difficulties resulting from the integration of acquired businesses with the Company’s business, other acquisition-related risks, lack of consumer acceptance of existing and future products, dependence upon key license agreements, dependence upon major customers, significant competition, risks related to the food products industry, volatility of the market price of the Company’s common stock, par value $.01 per share (the “Common Stock”), the possible de-listing of the Common Stock from the Nasdaq Capital Market if the Company fails to satisfy the applicable listing criteria (including a minimum share price) in the future and those other risks and uncertainties discussed herein, that could cause actual results to differ materially from historical results or those anticipated.  In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this Quarterly Report on Form 10-Q will in fact transpire or prove to be accurate.  Readers are cautioned to consider the specific risk factors described herein and in “Risk Factors” in the Company’ Annual Report on Form 10-K for the fiscal year ended December 26, 2009 and not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that may arise after the date hereof. All subsequent written or oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by this section.

Results of Operations

Quarter ended March 27, 2010 compared to the quarter ended March 28, 2009

Net revenues for the first quarter of fiscal 2009 were $31.4 million, 5.6% higher than last year’s first quarter net revenues of $29.7 million.   Snack division net revenues were $19.3 million, up 1.8% over last year’s first quarter net revenues.  Rader Farms net revenues were $12.0 million, up 12.5% over last year’s first quarter net revenues.  The Rader Farms increase was a result of a strong volume increase achieved while absorbing recent price reductions in the market for berries.

Gross profit for the quarter ended March 27, 2010 increased 11.5% or $0.7 million to $6.8 million, as compared to the quarter ended March 28, 2009, and also increased as a percentage of net revenues (21.6% of net revenue for 2010 and 20.5% of net revenue for 2009).  The increase in gross profit was primarily attributable to increased unit sales, improved plant performance and an overall lower cost of berries.  These gains were partially offset by lower C-Store business in the snack division, as well as an industry-wide impact of poor storage potatoes.

Selling, general and administrative expenses were $4.5 million in the first quarter of 2010, or 14.4% of net revenues for the quarter, which is relatively flat in dollars versus 2009, but down 0.7% from 15.1% of net revenues last year.  The improvement represents the Company’s ability to drive top-line growth while containing costs.  Net income was $1.2 million, or $0.07 per basic and diluted share, compared to net income of $0.9 million, or $0.05 per basic and diluted share last year.

Liquidity and Capital Resources

Net working capital was $15.3 million (a current ratio of 2.1:1) at March 27, 2010 and $17.9 million (a current ratio of 2.35:1) at December 26, 2009.  For the quarter ended March 27, 2010, the Company generated cash flow of $5.0 million from operating activities, invested $1.0 million in equipment, and utilized $3.9 million to pay down its line of credit and other debt.   For the quarter ended March 28, 2009, the Company generated cash flow of $2.4 million from operating activities, invested $0.7 million in equipment and utilized $1.2 million to pay down its line of credit and other debt and purchased $0.5 million of treasury shares.

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

To fund the acquisition of Rader Farms the Company entered into a Loan Agreement (the “Loan Agreement”) with U.S. Bank National Association (“U.S. Bank”). Each of our subsidiaries is a guarantor of the Loan Agreement, which is secured by a pledge of all of the assets of our consolidated group. The borrowing capacity available to us under the Loan Agreement consists of notes representing:

•                  a $15,000,000 revolving line of credit maturing on June 30, 2011; based on asset eligibility, there was $8.2 million of borrowing availability under the line of credit at March 27, 2010.

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

As is customary in such financings, U.S. Bank may terminate its commitments and accelerate the repayment of amounts outstanding and exercise other remedies upon the occurrence of an event of default (as defined in the Loan Agreement), subject, in certain instances, to the expiration of an applicable cure period. The agreement requires the Company to maintain compliance with certain financial covenants, including a minimum tangible net worth, a minimum fixed charge coverage ratio and a debt to equity ratio. At March 27, 2010, the Company was in compliance with all of the financial covenants.

Interest Rate Swaps

See Footnote 5 “Long-Term Debt” in the Company’s “Notes to Unaudited Condensed Consolidated Financial Statements”  for detail regarding the Company’s interest rate swaps.

Contractual Obligations

The Company’s future contractual obligations consist principally of long-term debt, operating leases, minimum commitments regarding third party warehouse operations services, remaining minimum royalty payments due licensors pursuant to brand licensing agreements and severance charges to terminated executives.  As of March 27, 2010 there have been no material changes to the Company’s contractual obligations since its December 26, 2009 fiscal year end, other than scheduled payments.

The Company has plans to expand its Bluffton, Indiana manufacturing facility to add extruded snack production capabilities later this fiscal year.  The addition of the latest state-of-the-art extrusion technology will expand manufacturing capabilities to include sheeted dough, pellet and extruded baked snacks.  The $4 million expansion is expected to be complete by the third quarter of 2010.

Management’s Plans

In connection with the implementation of the Company’s business strategy, the Company may incur operating losses in the future and may require future debt or equity financings (particularly in connection with future strategic acquisitions, new brand introductions or capital expenditures).  Expenditures relating to acquisition-related integration costs, market and territory expansion and new product development and introduction may adversely affect promotional and operating expenses and consequently may adversely affect operating and net income.  These types of expenditures are expensed for accounting purposes as incurred, while revenue generated from the result of such expansion or new products may benefit future periods.  Management believes that the Company will generate positive cash flow from operations during the next twelve months, which, along with its existing working capital and borrowing facilities, will enable the Company to meet its operating cash requirements for the next twelve months, including planned capital expenditures. The belief is based on current operating plans and certain assumptions, including those relating to the Company’s future revenue levels and expenditures, industry and general economic conditions and other conditions. For instance, if current general economic conditions continue or worsen, we believe that our sales forecasts may prove to be less reliable than they have in the past as consumers may change their buying habits with respect to snack food products. Unexpected price increases for commodities used in our snack products, or adverse weather conditions affecting our Rader Farms crop yield could also impact our financial condition.  If any of these factors change, the Company may require future debt or equity financings to meet its business requirements. There can be no assurance that any required financings will be available or, if available, will be on terms attractive to the Company.

Critical Accounting Policies and Estimates

There have been no significant changes to the Company’s critical accounting policies and estimates since the filing of its Form 10-K for the year ended December 26, 2009.

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

Management assessed the effectiveness of internal control over financial reporting as of March 27, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment and those criteria, management believes that we maintained effective internal control over financial reporting as of March 27, 2010.

Changes in Internal Control Over Financial Reporting

No change occurred in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

Item 1A. Risk Factors

During the quarter ended March 27, 2010, there were no material changes from the risk factors as previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 26, 2009.

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

Dated:	May 11, 2010	THE INVENTURE GROUP, INC.

		By:	/s/ Terry McDaniel
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