Form 10-Q
period 2010-06-26
INVENTURE FOODS, INC.
filed 2010-08-10
CIK 944508

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 26, 2010

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from               to

Commission File Number: 1-14556

INVENTURE FOODS, INC.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 17,920,238 as of July 30, 2010.

PART I.                 FINANCIAL INFORMATION

Item 1.                    Financial Statements

INVENTURE FOODS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	June 26,	December 26,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$1,275,759	$1,102,689
Accounts receivable, net of allowance for doubtful accounts of $113,800 in 2010 and $101,076 in 2009	12,939,722	10,884,986
Inventories, net	18,707,379	17,445,163
Deferred income tax asset	609,480	651,761
Other current assets	808,462	1,045,797
Total current assets	34,340,802	31,130,396

Property and equipment, net	25,457,510	23,734,921
Goodwill	11,616,225	11,616,225
Trademarks and other intangibles, net	2,736,160	2,757,161
Other assets	658,026	596,157
Total assets	$74,808,723	$69,834,860

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,302,097	$6,751,612
Accrued liabilities	5,461,789	5,314,180
Current portion of long-term debt	1,194,409	1,204,475
Total current liabilities	18,958,295	13,270,267

Long-term debt, less current portion	9,435,495	10,037,902
Line of credit	5,974,206	9,870,590
Interest rate swaps	726,294	452,292
Deferred income tax liability	3,143,355	3,077,343
Other liabilities	1,021,230	219,903
Total liabilities	39,258,875	36,928,297

Commitments and contingencies (Note 6)

Shareholders’ equity:
Common stock, $.01 par value; 50,000,000 shares authorized; 18,288,195 and 18,255,600 shares issued and outstanding at June 26, 2010 and December 26, 2009	182,883	182,557
Additional paid-in capital	26,211,462	26,025,511
Accumulated other comprehensive loss	(353,471)	(188,429)
Retained earnings	9,980,169	7,358,119
	36,021,043	33,377,758
Less: treasury stock, at cost: 367,957 shares at June 26, 2010 and December 26, 2009	(471,195)	(471,195)
Total shareholders’ equity	35,549,848	32,906,563
Total liabilities and shareholders’ equity	$74,808,723	$69,834,860

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVENTURE FOODS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	Quarter Ended		Six Months Ended
	June 26,	June 27,	June 26,	June 27,
	2010	2009	2010	2009

Net revenues	$34,912,985	$33,419,531	$66,309,174	$63,138,365

Cost of revenues	27,078,536	27,069,402	51,681,482	50,693,891

Gross profit	7,834,449	6,350,129	14,627,692	12,444,474

Selling, general and administrative expenses	5,418,114	4,390,600	9,925,449	8,866,301

Operating income	2,416,335	1,959,529	4,702,243	3,578,173

Interest expense, net	(181,479)	(235,898)	(397,862)	(413,952)

Income before income tax provision	2,234,856	1,723,631	4,304,381	3,164,221

Income tax provision	(859,203)	(686,253)	(1,682,331)	(1,239,678)

Net income	$1,375,653	$1,037,378	$2,622,050	$1,924,543

Earnings per common share:
Basic	$0.08	$0.06	$0.15	$0.11
Diluted	$0.07	$0.06	$0.14	$0.10

Weighted average number of common shares:
Basic	17,897,724	17,884,429	17,892,683	18,024,326
Diluted	18,516,077	17,955,071	18,471,104	18,530,386

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVENTURE FOODS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended
	June 26, 2010	June 27, 2009

Cash flows from operating activities:
Net income	$2,622,050	$1,924,543
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,839,146	1,622,491
Amortization	31,222	31,221
Provision for bad debts	12,724	9,173
Deferred income taxes	108,293	302,294
Share-based compensation expense	186,277	122,080
Loss on disposition of equipment	24,798	—
Change in operating assets and liabilities:
Accounts receivable	(2,067,459)	(437,693)
Inventories	(1,262,216)	(2,624,842)
Other assets and liabilities	274,050	(97,396)
Accounts payable and accrued liabilities	5,807,053	5,379,272
Net cash provided by operating activities	7,575,938	6,231,143

Cash flows from investing activities:
Purchase of equipment	(3,457,230)	(1,270,394)
Net cash used in investing activities	(3,457,230)	(1,270,394)

Cash flows from financing activities:
Net borrowings on line of credit	(3,896,384)	(3,038,044)
Payments made on capital lease obligations	(15,085)	—
Proceeds from lender for interim financing	578,304	—
Payments made on long-term debt	(612,473)	(610,651)
Proceeds from issuance of common stock	—	890
Treasury stock purchases	—	(471,195)
Net cash used in financing activities	(3,945,638)	(4,119,000)
Net increase in cash and cash equivalents	173,070	841,749
Cash and cash equivalents at beginning of period	1,102,689	683,567
Cash and cash equivalents at end of period	$1,275,759	$1,525,316

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$176,492	$221,173
Cash paid during the period for income taxes	$1,136,329	$698,000

Supplemental disclosures of non-cash investing and financing transactions:
Capital lease obligations incurred for the acquisition of property and equipment	$129,303	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVENTURE FOODS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.            Organization and Summary of Significant Accounting Policies

Inventure Foods, Inc., a Delaware corporation (the “Company”), is a $120+ million leading marketer and manufacturer of healthy/natural and indulgent specialty snack food brands. The Company changed its name in May 2010 to Inventure Foods, Inc. from The Inventure Group, Inc. to emphasize its focus as an innovative food maker and manufacturer.  The Company is headquartered in Phoenix, Arizona with plants in Arizona, Indiana and Washington.  The Company’s executive offices are located at 5415 East High Street, Suite 350, Phoenix, Arizona 85054, and its telephone number is (623) 932-6200.

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

In the Healthy/Natural portfolio, products include Rader Farms frozen berries, Boulder Canyon Natural Foods™ brand kettle cooked potato chips, and Jamba™ branded blend-and-serve smoothie kits under license from Jamba Corporation.  In the Indulgent Specialty category, products include TGI Friday’s® brand snacks under license from TGI Friday’s Inc., BURGER KING™  brand snack products under license from Burger King Corporation, Poore Brothers® kettle cooked potato chips, Bob’s Texas Style® kettle cooked chips, Tato Skins® brand potato snacks and O’Boises® potato snacks.   The Company also manufactures private label snacks for certain grocery retail chains and distributes snack food products in Arizona that are manufactured by others.

The Company’s frozen berry products are manufactured by Rader Farms, Inc. (“Rader Farms”) a Washington corporation located in Whatcom County, and acquired by the Company in May of 2007.  Rader Farms grows, processes and markets premium berry blends, raspberries, blueberries, and rhubarb and purchases marionberries, cherries, cranberries, strawberries and other fruits from a select network of fruit growers for resale. The fruit is processed, frozen and packaged for sale and distribution to wholesale customers. The Company also uses third party processors for certain products.

The Company’s snack products are manufactured at the Arizona and Indiana plants as well as some third party plants for certain products.

The Company’s fiscal year ends on the last Saturday occurring in the month of December of each calendar year.  Accordingly, the second quarter of 2010 commenced March 28, 2010 and ended June 26, 2010.

Basis of Presentation

The condensed consolidated financial statements include the accounts of Inventure Foods, Inc. and all of its wholly owned subsidiaries.  All significant intercompany amounts and transactions have been eliminated.  The financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all the information and footnotes required by accounting principles generally accepted in the United States of America.  In the opinion of management, the condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary in order to make the condensed consolidated financial statements not misleading.  A description of the Company’s accounting policies and other financial information is included in the audited financial statements filed with the Company’s Annual Report on Form 10-K for the fiscal year ended December 26, 2009.  The results of operations for the quarter and six months ended June 26, 2010 are not necessarily indicative of the results expected for the full year.

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

At June 26, 2010 and December 26, 2009, the carrying value of cash, accounts receivable, accounts payable and accrued liabilities approximate fair values since they are short-term in nature.  The carrying value of the long-term debt approximates fair-value based on the borrowing rates currently available to the Company for long-term borrowings with similar terms.

	Fair Value at June 26, 2010
	Level 1	Level 2	Level 3	Total
Liabilities:
Interest rate swaps	—	$726,294	—	$726,294

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

Earnings Per Common Share

Basic earnings per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is calculated by including all dilutive common shares such as stock options and restricted stock. The total stock options of 185,000 and 315,000 were excluded from the weighted average per share calculation for the quarter and six months ended June 26, 2010, respectively, because inclusion of such would be anti-dilutive.  Total restricted shares outstanding of 299,334 were excluded from the weighted average per share calculation for the quarter and six months ended June 26, 2010, because inclusion of such would be anti-dilutive. Stock options outstanding of 1,175,500 and restricted shares outstanding of 89,000 were excluded from the weighted average per share calculation for the quarter and six months ended June 27, 2009 because inclusion of such would be anti-dilutive.  Exercises of outstanding stock options or warrants are assumed to occur for purposes of calculating diluted earnings per share for periods in which their effect would not be anti-dilutive.  Earnings per common share was computed as follows for the quarters and six months ended June 26, 2010 and June 27, 2009:

	Quarter Ended		Six Months Ended
	June 26, 2010	June 27, 2009	June 26, 2010	June 27, 2009
Basic Earnings Per Share:
Net income	$1,375,653	$1,037,378	$2,622,050	$1,924,543
Weighted average number of common shares	17,897,724	17,884,429	17,892,683	18,024,326
Earnings per common share	$0.08	$0.06	$0.15	$0.11

Diluted Earnings Per Share:
Net income	$1,375,653	$1,037,378	$2,622,050	$1,924,543

Weighted average number of common shares	17,897,724	17,884,429	17,892,683	18,024,326
Incremental shares from assumed conversions of stock options and non- vested shares of restricted stock	618,353	70,642	578,421	506,060
Adjusted weighted average number of common shares	18,516,077	17,955,071	18,471,104	18,530,386
Earnings per common share	$0.07	$0.06	$0.14	$0.10

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

See Footnote 8 “Stock Options, Stock-Based Compensation and Shareholder’s Equity” for additional information.

Deferred Compensation Plan

Effective January 1, 2007 the Company implemented a deferred compensation plan.  The assets are invested in mutual funds and are reflected in other current assets and the related obligation is reflected in accrued liabilities in the Company’s Condensed Consolidated Balance Sheets.

2.             Inventories

Inventories consisted of the following:

	June 26,	December 26,
	2010	2009
Finished goods	$9,962,717	$5,558,696
Raw materials	8,744,662	11,886,467
	$18,707,379	$17,445,163

3.             Goodwill, Trademarks and Other Intangibles

Goodwill, trademarks and other intangibles, net consisted of the following:

	Estimated Useful Life	June 26, 2010	December 26, 2009
Goodwill:
Inventure Foods, Inc.		$5,986,252	$5,986,252
Rader Farms, Inc.		5,629,973	5,629,973

Total Goodwill		$11,616,225	$11,616,225

Trademarks:
Inventure Foods, Inc.		$1,535,659	$1,535,659
Rader Farms, Inc.		1,070,000	1,070,000

Other intangibles:
Rader - Covenant-not-to-compete, gross carrying amount	5 years	160,000	160,000
Rader - Covenant-not-to-compete, accum. amortization		(98,678)	(82,676)
Rader - Customer relationship, gross carrying amount	10 years	100,000	100,000
Rader - Customer relationship, accum. amortization		(30,821)	(25,822)

Total Trademarks and other intangibles, net		$2,736,160	$2,757,161

Amortization expenses related to these intangibles were $10,500 and $21,001 for the quarters and six months, respectively, ended June 26, 2010 and June 27, 2009.

Goodwill and trademarks are reviewed for impairment annually in the fourth fiscal quarter, or more frequently if impairment indicators arise. Goodwill is required to be tested for impairment between the annual tests if an event occurs or circumstances change that more-likely-than-not reduces the fair value of a reporting unit below its carrying value. Intangible assets with indefinite lives are required to be tested for impairment between the annual tests if an event occurs or circumstances change indicating that the asset might be impaired.  The carrying values were not impaired as of June 26, 2010.

4.         Accrued Liabilities

Accrued liabilities consisted of the following:

	June 26, 2010	December 26, 2009
Accrued payroll and payroll taxes	$2,010,141	$1,635,564
Accrued royalties and commissions	896,746	809,095
Accrued advertising and promotion	1,133,806	1,327,021
Accrued other	1,421,096	1,542,500
	$5,461,789	$5,314,180

5.         Long-Term Debt

Long-term debt consisted of the following:

	June 26,	December 26,
	2010	2009
Mortgage loan due monthly through July, 2012; interest at 9.03%; collateralized by land and building in Goodyear, AZ	$1,481,916	$1,515,079
Mortgage loan due monthly through December, 2016; interest rate at 30 day LIBOR plus 165 basis points, fixed through a swap agreement to 6.85%; collateralized by land and building in Bluffton, IN	2,186,951	2,220,877
Equipment term loan due monthly through May, 2014; interest at LIBOR plus 165 basis points; collateralized by equipment at Rader Farms in Lynden, WA	3,428,571	3,857,143
Real Estate term loan due monthly through July, 2017; interest at LIBOR plus 165 basis points; fixed through a swap agreement to 4.28%; secured by a leasehold interest in the real property in Lynden, WA	3,522,051	3,612,125
Vehicle term loan and other miscellaneous loans due in various monthly installments through February, 2011; collateralized by vehicles	4,586	29,868
Office Equipment leases due June 2012	5,829	7,285
	10,629,904	11,242,377
Less current portion of long-term debt	(1,194,409)	(1,204,475)
Long-term debt, less current portion	$9,435,495	$10,037,902

To fund the acquisition of Rader Farms, the Company entered into a Loan Agreement (the “Loan Agreement”) with U.S. Bank National Association (“U.S. Bank”). Each of the Company’s subsidiaries is a guarantor of the Loan Agreement, which is secured by a pledge of all of the assets of the consolidated group. The borrowing capacity available to the Company under the Loan Agreement consists of notes representing:

•                  a $15,000,000 revolving line of credit maturing on June 30, 2011; $5,974,206 was outstanding at June 26, 2010.  Based on eligible assets, the amount available under the line of credit was $8,531,540 at June 26, 2010. As defined in the revolving credit facility note, all borrowings under the revolving line of credit will bear interest at either (i) the prime rate of interest announced by U.S. Bank from time to time or (ii) LIBOR plus the LIBOR Rate Margin.

•                  Equipment term loan due May 2014 noted above.

•                  Real estate term loan due July 2017 noted above.

U.S. Bank may terminate its commitments and accelerate the repayment of amounts outstanding and exercise other remedies upon the occurrence of an event of default (as defined in the Loan Agreement), subject, in certain instances, to the expiration of an applicable cure period. The agreement requires the Company to maintain compliance with certain financial covenants, including a minimum tangible net worth, a minimum fixed charge coverage ratio and a minimum current ratio. At June 26, 2010, the Company was in compliance with all of the financial covenants.

During the quarter ending June 26, 2010, the Company obtained $578,304 in interim financing from U.S. Bank in association with the purchase of certain capital equipment for its Bluffton, Indiana facility.  Conversion of this arrangement into a permanent capital lease obligation with US Bank is expected to be finalized before the end of the current fiscal year.

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

The Company entered into an interest rate swap in 2006 to convert the interest rate of the mortgage to purchase the Bluffton, Indiana plant from the contractual rate of 30 day LIBOR plus 165 basis points to a fixed rate of 6.85%. On September 28, 2008, the Company’s first day of its fiscal fourth quarter, the Company prospectively redesignated the hedging relationship to a cash flow hedge.  The swap has a fixed pay-rate of 6.85% and a notional amount of approximately $2.2 million at June 26, 2010 and expires in December, 2016.  We evaluate the effectiveness of the hedge on a quarterly basis and at June 26, 2010 the hedge is highly effective.  The interest rate swap had fair value of ($351,639) at June 26, 2010, which is recorded as a liability on the accompanying consolidated balance sheet.  The swap value was determined in accordance with the fair value measurement guidance discussed earlier using Level 2 observable inputs and approximates the loss that would have been realized if the contract had been settled on June 26, 2010.

The Company entered into another interest rate swap in January 2008 to effectively convert the interest rate on the real estate term loan to a fixed rate of 4.28%.  The interest rate swap is structured with decreasing notional amounts to match the expected pay down of the debt.  The notional value of the swap at June 26, 2010 was $3.6 million.  The interest rate swap is accounted for as a cash flow hedge derivative and expires in July 2017.  We evaluate the effectiveness of the hedge on a quarterly basis and at June 26, 2010 the hedge is highly effective.  The interest rate swap had fair value of ($374,655) at June 26, 2010, which is recorded as a liability on the accompanying consolidated balance sheet.  This value was determined in accordance with the fair value measurement guidance discussed earlier using Level 2 observable inputs and approximates the loss that would have been realized if the contract had been settled on June 26, 2010.

The only component of other comprehensive income/loss for the periods presented is the change in fair value of the interest rate swaps.  The effect of such is as follows:

	Quarter ended		Six Months Ended
	June 26, 2010	June 27, 2009	June 26, 2010	June 27, 2009

Net income	$1,375,653	$1,037,378	$2,622,050	$1,924,543

Change in fair value of interest rate swaps (net of tax)	(125,972)	184,393	(165,042)	238,747

Comprehensive Income	$1,249,681	$1,221,771	$2,457,008	$2,163,290

6.            Litigation

The Company is periodically a party to various lawsuits arising in the ordinary course of business.  Management believes, based on discussions with legal counsel, that the resolution of any such lawsuits, individually and in the aggregate,  will not have a material adverse effect on the Company’s financial position or results of operations.

7.            Business Segments

The Company’s operations consist of three reportable segments: manufactured snack products, berry products and distributed products.  The manufactured snack products segment produces potato chips, potato crisps, potato skins, pellet snacks and kettle chips for sale primarily to snack food distributors and retailers.  The berry products segment produces frozen berries for sale primarily to groceries and mass merchandisers.  The distributed products segment sells snack food products manufactured by other companies to the Company’s Arizona snack food distributors.  The Company’s reportable segments offer different products and services.  The majority of the Company’s revenues are attributable to external customers in the United States.  The Company does sell to external customers internationally in over 40 countries worldwide, however the revenues attributable to those customers are immaterial.  All of the Company’s assets are located in the United States.  The Company does not allocate any assets to the distributed products segment.

The accounting policies of the segments are the same as those described in the Summary of Significant Accounting Policies (Note 1).  The Company does not allocate assets, selling, general and administrative expenses, income taxes or other income and expense to segments.

	Manufactured Snack Products	Berry Products	Distributed Products	Consolidated
Quarter ended June 26, 2010
Net revenues from external customers	$22,106,916	$11,850,092	$955,977	$34,912,985
Depreciation and amortization in segment gross profit	295,120	195,599	—	490,719
Segment gross profit	4,745,077	2,966,487	122,885	7,834,449
Goodwill	5,986,252	5,629,973	—	11,616,225

Quarter ended June 27, 2009
Net revenues from external customers	$20,841,367	$11,717,247	$860,917	$33,419,531
Depreciation and amortization in segment gross profit	258,525	155,537	—	414,062
Segment gross profit	4,644,353	1,461,146	244,630	6,350,129
Goodwill	5,986,252	5,629,973	—	11,616,225

Six months ended June 26, 2010
Net revenues from external customers	$40,553,962	$23,899,223	$1,855,989	$66,309,174
Depreciation and amortization in segment gross profit	596,395	373,534	—	969,929
Segment gross profit	7,774,520	6,721,851	131,321	14,627,692
Goodwill	5,986,252	5,629,973	—	11,616,225

Six months ended June 27, 2009
Net revenues from external customers	$38,892,239	$22,425,829	$1,820,297	$63,138,365
Depreciation and amortization in segment gross profit	511,188	309,314	—	820,502
Segment gross profit	7,448,532	4,559,549	436,393	12,444,474
Goodwill	5,986,252	5,629,973	—	11,616,225

The following table reconciles reportable segment gross profit to the Company’s consolidated income before income tax provision for the quarters and six months ended June 26, 2010 and June 27 2009:

	Quarter Ended		Six Months Ended
	June 26, 2010	June 27, 2009	June 26, 2010	June 27, 2009

Segment gross profit	$7,834,449	$6,350,129	$14,627,692	$12,444,474
Unallocated amounts:
Selling, general and administrative expenses	(5,418,114)	(4,390,600)	(9,925,449)	(8,866,301)
Interest expense, net	(181,479)	(235,898)	(397,862)	(413,952)
Income before income tax provision	$2,234,856	$1,723,631	$4,304,381	$3,164,221

8.             Stock Options, Stock-Based Compensation and Shareholders’ Equity

The Company’s 1995 Stock Option Plan (the “1995 Plan”), as amended, provided for the issuance of options to purchase 3,500,000 shares of Common Stock.  The options granted pursuant to the 1995 Plan expire over a five-year period and generally vest over three years.  In addition to options granted under the 1995 Plan, the Company also issued non-qualified options (non-plan options) to purchase Common Stock to certain Directors and Officers which are exercisable and expire either five or ten years from date of grant.  All options are issued at an exercise price of fair market value at the date of grant and are non-compensatory.  The 1995 Plan expired in May 2005 with 410,518 reserved but unissued shares of Common Stock available for issuance under the 1995 Plan, and was replaced by the Inventure Foods, Inc. 2005 Equity Incentive Plan (the “2005 Plan”) as described below.

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

The Company may grant restricted shares and restricted share units to eligible employees.  Such restricted shares and restricted share units are subject to forfeiture if certain employment conditions are not met.  Restricted share units generally vest in equal annual increments over a three year period with no performance criteria for employees, and a one year vesting period for Board of Director members.  However, the restricted stock units granted to all officers and senior management of the Company during the six months ending June 26, 2010 contain performance restrictions which are required to be achieved at each vesting period in order for the shares to be awarded.  The fair value of the restricted stock units is equal to the market price of our stock at the date of the grant.  Share-based compensation expense related to restricted stock awards is recognized on the straight-line method over the requisite vesting period, and the related share-based compensation expense is included in selling, general and administrative expenses.

Restricted stock and restricted stock unit activity for the six months ending June 26, 2010 was as follows:

	Plan Restricted Share Units
	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Balance, December 26, 2009	89,000	$2.40
Granted	240,000	$3.40
Vested	(29,666)	$2.40
Forfeited	—	$—
Balance, June 26, 2010	299,334	$3.20

During the six months ending June 26, 2010 and June 27, 2009, the total share-based compensation expense from restricted stock recognized in the financial statements was $71,614 and $5,909 respectively, and is included in selling, general and administrative expenses.  There were no share-based compensation costs which were capitalized.  As of June 26, 2010 and June 27, 2009 the total unrecognized costs related to non-vested restricted stock awards granted was $922,935 and $206,802, respectively.

During the six months ended June 26, 2010 and June 27, 2009, the Company recorded $114,663 and $116,171 of share-based compensation expense, respectively related to stock options.  During the quarters ended June 26, 2010 and June 27, 2009, the Company recorded $54,549 and $60,271 of share-based compensation expense, respectively, related to stock options.   There were 7,000 and -0- stock options exercised during the six months ended June 26, 2010 and June 27, 2009 respectively.

The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the quarter and six months ended:

	Quarter Ended		Six Months Ended
	June 26, 2010	June 27, 2009	June 26, 2010	June 27, 2009
Expected dividend yield	0%	0%	0%	0%
Expected volatility	73%	73%	73%	73%
Risk-free interest rate	3.2% - 3.7%	3.3% - 3.7%	3.2% - 3.7%	2.9% - 3.7%
Expected life	6.5 years	6.5 years	6.5 years	6.5 years

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

As of June 26, 2010, the amount of unrecognized compensation expense related to stock options to be recognized over the next two years is approximately $0.4 million. This expected compensation expense does not reflect any new awards, or modifications to existing awards, that could occur in the future. Generally, the Company issues new shares upon the exercise of stock options as opposed to reissuing treasury shares.

The following table summarizes stock option activity during the six months ended June 26, 2010:

	Plan Options
	Options Outstanding	Weighted Average Exercise Price
Balance, December 26, 2009	2,130,500	$2.26
Granted	225,000	$3.38
Forfeited	(10,000)	$2.05
Exercised	(7,000)	$2.18
Balance, June 26, 2010	2,338,500	$2.37

The intrinsic value related to total stock options outstanding was $2,008,745 as of June 26, 2010 and $835,300 as of June 27, 2009.  The intrinsic value related to vested stock options outstanding was $1,014,263 as of June 26, 2010 and $147,043 as of June 27, 2009.  The aggregate intrinsic value is based on the exercise price and the Company’s closing stock price of $3.20 as of June 26, 2010 and $2.55 as of June 27, 2009.

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

Period	Total Number of Shares Repurchased	Weighted Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum that may yet be Purchased Under the 2008 Program

12/28/08 — 2/28/09	—	$—	—	$1,272,878

3/1/09 - 03/28/09	367,957	$1.28	367,957	$(471,195)

3/29/09 - 8/23/09	—	$—	—	$—

Total				$801,683

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q, including all documents incorporated by reference, includes “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, and Inventure Foods, Inc. (the “Company”) desires to take advantage of the “safe harbor” provisions thereof.  Therefore, the Company is including this statement for the express purpose of availing itself of the protections of the safe harbor with respect to all of such forward-looking statements. In this Quarterly Report on Form 10-Q, the words “anticipates,” “believes,” “expects,” “intends,” “estimates,” “projects,” “will likely result,” “will continue,” “future” and similar terms and expressions identify forward-looking statements. The forward-looking statements in this Quarterly Report on Form 10-Q reflect the Company’s current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, including without limitation general economic conditions, increases in cost or availability of ingredients, packaging, energy and employees, price competition and industry consolidation, ability to execute strategic initiatives, product recalls or safety concerns, disruptions of supply chain or information technology systems, customer acceptance of new products and changes in consumer preferences, food industry and regulatory factors, interest rate risks, dependence upon major customers, dependence upon existing and future license agreements, the possibility that we will need additional financing due to future operating losses or in order to implement the Company’s business strategy, acquisition-related risks, volatility of the market price of the Company’s common stock, par value $.01 per share (the “Common Stock”), the possible de-listing of the Common Stock from the Nasdaq Capital Market if the Company fails to satisfy the applicable listing criteria (including a minimum share price) in the future and those other risks and uncertainties discussed herein, that could cause actual results to differ materially from historical results or those anticipated.  In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this Quarterly Report on Form 10-Q will in fact transpire or prove to be accurate.  Readers are cautioned to consider the specific risk factors described herein and in “Risk Factors” in the Company’ Annual Report on Form 10-K for the fiscal year ended December 26, 2009 and not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof. The Company undertakes no obligation to update or revise publicly any forward-looking statement whether as a result of new information, future developments or otherwise. All subsequent written or oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by this paragraph.

Results of Operations

Quarter ended June 26, 2010 compared to the quarter ended June 27, 2009

Net revenues for the second quarter of fiscal 2010 were $34.9 million, 4.5% higher than last year’s second quarter net revenues of $33.4 million.   Snack division net revenues were $23.1 million, up 6.3% over last year’s second quarter net revenues primarily due to the continued success of our Boulder Canyon brand, up 57% over last year’s second quarter net revenues .  Rader Farms net revenues were $11.9 million, up 1.3% over last year’s second quarter net revenues.  The Rader Farms increase was a result of the Jamba smoothie launch and continued increases in Rader Farms branded and private label business, achieved while absorbing fourth quarter 2009 sales price reductions in the market for berries and a significant investment in slotting fees related to the Jamba launch.

Gross profit for the quarter ended June 26, 2010 increased 23.4% or $1.5 million to $7.8 million, as compared to the quarter ended June 27, 2009, and also increased as a percentage of net revenues (22.4% of net revenue for 2010 and 19.0% of net revenue for 2009).  The increase in gross profit was primarily attributable to increased unit sales, improved plant performance and an overall lower cost of berries.  These gains were partially offset by the business mix in the snack division, the industry-wide impact of poor storage potatoes and the increase in slotting fee expenditure for the Jamba™ launch.

Selling, general and administrative expenses were $5.4 million in the second quarter of 2010, or 15.5% of net revenues for the quarter, an increase of $1.0 million and 2.4 percentage points of net revenue, as a result of the increased marketing support for both the Jamba and Boulder brands.

Net income was $1.4 million, or $0.08 per basic and $0.07 per diluted share, compared to net income of $1.0 million, or $0.06 per basic and diluted share last year.

Six months ended June 26, 2010 compared to the six months ended June 27, 2009

For the six months ended June 26, 2010 net revenues increased $3.2 million or 5.0% to $66.3 million compared to $63.1 million in the first half of the previous year.   Snack division net revenues were $42.4 million, up 4.2% over last year’s first half net revenues,  led by the continued success of our Boulder Canyon products.  Rader Farms net revenues were $23.9 million, up 6.6% over last year’s first half net revenues.  The Rader Farms increase was a result of a strong volume increase achieved while absorbing fourth quarter 2009 sales price reductions in the market for berries and a significant investment in slotting fees related to the Jamba launch.

Gross profit for the six months ended June 26, 2010 was $14.6 million, or 22.1% of net revenues, compared to $12.4 million, or 19.7% of net revenues for the six months ended June 27, 2009.  This increase of $2.2 million, or 17.5%, was attributable to the revenue growth at both Snack and Rader divisions.

Selling, general and administrative expenses increased to $9.9 million for the six months ended June 26, 2010 from $8.9 million for the six months ended June 27, 2009.  Selling, general and administrative expenses were 15.0% of total net revenues for the six months ended June 26, 2010, up 1.0 percentage points from the prior year.  The increase is a result of the marketing support for both Jamba and Boulder brands.

Net income for the six months ended June 26, 2010 was $2.6 million, or $0.15 per basic share and $0.14 per diluted share, compared to net income of $1.9 million, or $0.11 per basic share and $0.10 per diluted share, in the prior period.

Liquidity and Capital Resources

Net working capital was $15.4 million (a current ratio of 1.8:1) at June 26, 2010 and $17.9 million (a current ratio of 2.35:1) at December 26, 2009.  For the six months ended June 26, 2010, the Company generated cash flow of $7.6 million from operating activities, invested $3.5 million in equipment, and utilized $3.9 million to pay down its line of credit and other debt.   For the six months ended June 27, 2009, the Company generated cash flow of $6.2 million from operating activities, invested $1.3 million in equipment and utilized $3.6 million to pay down its line of credit and other debt and purchased $0.5 million of treasury shares.

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

To fund the acquisition of Rader Farms the Company entered into a Loan Agreement (the “Loan Agreement”) with U.S. Bank National Association (“U.S. Bank”).  Each of our subsidiaries is a guarantor of the Loan Agreement, which is secured by a pledge of all of the assets of our consolidated group. The borrowing capacity available to us under the Loan Agreement consists of notes representing:

•                  a $15,000,000 revolving line of credit maturing on June 30, 2011; based on asset eligibility, there was $8.5 million of borrowing availability under the line of credit at June 26, 2010.

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

As is customary in such financings, U.S. Bank may terminate its commitments and accelerate the repayment of amounts outstanding and exercise other remedies upon the occurrence of an event of default (as defined in the Loan Agreement), subject, in certain instances, to the expiration of an applicable cure period. The agreement requires the Company to maintain compliance with certain financial covenants, including a minimum tangible net worth, a minimum fixed charge coverage ratio and a debt to equity ratio. At June 26, 2010, the Company was in compliance with all of the financial covenants.

During the quarter ending June 26, 2010, the Company obtained $578,304 in interim financing from U.S. Bank in association with the purchase of certain capital equipment for its Bluffton, Indiana facility.  Conversion of this arrangement into a permanent capital lease obligation with US Bank is expected to be finalized before the end of the current fiscal year.

Interest Rate Swaps

See Footnote 5 “Long-Term Debt” in the Company’s “Notes to Unaudited Condensed Consolidated Financial Statements”  for detail regarding the Company’s interest rate swaps.

Contractual Obligations

The Company’s future contractual obligations consist principally of long-term debt, operating leases, minimum commitments regarding third party warehouse operations services, remaining minimum royalty payments due licensors pursuant to brand licensing agreements and severance charges to terminated executives.  As of June 26, 2010 there have been no material changes to the Company’s contractual obligations since its December 26, 2009 fiscal year end, other than scheduled payments.

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

Item 4.  Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covering this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms and that our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Item 1A. Risk Factors

During the quarter and six months ended June 26, 2010, there were no material changes from the risk factors as previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 26, 2009.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.   Defaults Upon Senior Securities

None.

Item 5.   Other Information

None.

Item 6.   Exhibits

(a)                                 Exhibits:

3.6 —	Certificate of Amendment to the Certificate of Incorporation of The Inventure Group, Inc.

10.70 —	Form Amendment of Stock Option Agreement

10.71 —	Form Executive Stock Option Agreement — Amended and Restated 2005 Equity Incentive Plan

10.72 —	Form Performance Share Restricted Stock Agreement — Amended and Restated 2005 Equity Incentive Plan

31.1 —	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15(d)-14(a).

31.2 —	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15(d)-14(a).

32.1 —	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:	August 10, 2010	INVENTURE FOODS, INC.

		By:	/s/ Terry McDaniel
Terry McDaniel
Chief Executive Officer
(Principal Executive Officer)

EXHIBIT INDEX

3.6 —	Certificate of Amendment to the Certificate of Incorporation of the Inventure Group, Inc. (1)

10.70 —	Form Amendment of Stock Option Agreement (2)

10.71 —	Form Executive Stock Option Agreement — Amended and Restated 2005 Equity Incentive Plan (2)

10.72 —	Form Performance Share Restricted Stock Agreement — Amended and Restated 2005 Equity Incentive Plan

31.1 —	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15(d)-14(a).

31.2 —	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15(d)-14(a).

32.1 —	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)           Incorporated by reference to the Company’s Current Report on Form 8-K filed on May 24, 2010.

(2)           Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 22, 2010.