Form 10-Q
period 2010-09-25
INVENTURE FOODS, INC.
filed 2010-11-09
CIK 944508

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 25, 2010

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 17,966,731 as of November 5, 2010.

PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements

INVENTURE FOODS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	September 25,	December 26,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$1,200,651	$1,102,689
Accounts receivable, net of allowance for doubtful accounts of $105,434 in 2010 and $101,076 in 2009	12,473,155	10,884,986
Inventories	23,243,551	17,445,163
Deferred income tax asset	637,460	651,761
Other current assets	1,475,933	1,045,797
Total current assets	39,030,750	31,130,396

Property and equipment, net	27,867,986	23,734,921
Goodwill	11,616,225	11,616,225
Trademarks and other intangibles, net	2,725,660	2,757,161
Other assets	671,860	596,157
Total assets	$81,912,481	$69,834,860

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,670,568	$6,751,612
Line of credit	10,908,108	9,870,590
Accrued liabilities	7,320,608	5,314,180
Current portion of long-term debt	1,198,890	1,204,475
Total current liabilities	28,098,174	23,140,857

Long-term debt, less current portion	12,169,394	10,037,902
Interest rate swaps	871,971	452,292
Deferred income tax liability	3,505,309	3,077,343
Other liabilities	418,114	219,903
Total liabilities	45,062,962	36,928,297

Commitments and contingencies (Note 6)

Shareholders’ equity:
Common stock, $.01 par value; 50,000,000 shares authorized; 18,334,688 and 18,255,600 shares issued and outstanding at September 25, 2010 and December 26, 2009	183,348	182,557
Additional paid-in capital	26,386,448	26,025,511
Accumulated other comprehensive loss	(441,768)	(188,429)
Retained earnings	11,192,686	7,358,119
	37,320,714	33,377,758
Less: treasury stock, at cost: 367,957 shares at September 25, 2010 and December 26, 2009	(471,195)	(471,195)
Total shareholders’ equity	36,849,519	32,906,563
Total liabilities and shareholders’ equity	$81,912,481	$69,834,860

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVENTURE FOODS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	Quarter Ended		Nine Months Ended
	September 25,	September 26,	September 25,	September 26,
	2010	2009	2010	2009

Net revenues	$34,072,238	$29,937,411	$100,381,412	$93,075,776

Cost of revenues	27,013,633	23,214,654	78,695,115	73,908,543

Gross profit	7,058,605	6,722,757	21,686,297	19,167,233

Selling, general and administrative expenses	5,446,661	4,282,591	15,372,110	13,148,891

Operating income	1,611,944	2,440,166	6,314,187	6,018,342

Interest expense, net	(232,545)	(267,306)	(630,407)	(681,259)

Income before income tax provision	1,379,399	2,172,860	5,683,780	5,337,083

Income tax provision	(166,882)	(869,099)	(1,849,213)	(2,108,776)

Net income	$1,212,517	$1,303,761	$3,834,567	$3,228,307

Earnings per common share:
Basic	$0.07	$0.07	$0.21	$0.18
Diluted	$0.07	$0.07	$0.21	$0.18

Weighted average number of common shares:
Basic	17,936,356	17,885,440	17,907,241	17,978,031
Diluted	18,559,515	18,041,679	18,490,471	18,225,781

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVENTURE FOODS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended
	September 25, 2010	September 26, 2009

Cash flows from operating activities:
Net income	$3,834,567	$3,228,307
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,788,198	2,516,727
Amortization	46,832	46,831
Provision for bad debts	4,359	19,603
Deferred income taxes	442,267	518,698
Share-based compensation expense	361,728	199,990
Loss on disposition of equipment	24,798	—
Change in operating assets and liabilities:
Accounts receivable	(1,592,527)	(1,086,062)
Inventories	(5,798,388)	(7,113,610)
Other assets and liabilities	(322,958)	(64,376)
Accounts payable and accrued liabilities	4,091,724	2,038,157
Net cash provided by operating activities	3,880,600	304,265

Cash flows from investing activities:
Purchase of equipment	(6,816,759)	(2,063,155)
Net cash used in investing activities	(6,816,759)	(2,063,155)

Cash flows from financing activities:
Net borrowings on line of credit	1,037,518	3,233,639
Payments made on capital lease obligations	(21,600)	—
Proceeds from lender for interim financing	2,927,097	—
Payments made on long-term debt	(908,894)	(913,318)
Proceeds from issuance of common stock	—	6,989
Treasury stock purchases	—	(471,195)
Net cash provided by financing activities	3,034,121	1,856,115
Net increase in cash and cash equivalents	97,962	97,225
Cash and cash equivalents at beginning of period	1,102,689	683,567
Cash and cash equivalents at end of period	$1,200,651	$780,792

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$249,495	$239,901
Cash paid during the period for income taxes	$1,255,329	$1,335,000

Supplemental disclosures of non-cash investing and financing transactions:
Capital lease obligations incurred for the acquisition of property and equipment	$129,303	$—

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

In the Healthy/Natural portfolio, products include Rader Farms frozen berries, Boulder Canyon Natural Foods™ brand kettle cooked potato chips, and Jamba™ branded blend-and-serve smoothie kits under license from Jamba Corporation.  In the Indulgent Specialty category, products include TGI Friday’s® brand snacks under license from TGI Friday’s Inc., BURGER KING™  brand snack products under license from Burger King Corporation, Poore Brothers® kettle cooked potato chips, Bob’s Texas Style® kettle cooked chips, and Tato Skins® brand potato snacks.   The Company also manufactures private label snacks for certain grocery retail chains and distributes snack food products in Arizona that are manufactured by others.

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

The Company’s fiscal year typically ends on the last Saturday occurring in the month of December of each calendar year.  Accordingly, the third quarter of 2010 commenced June 27, 2010 and ended September 25, 2010.

Basis of Presentation

The condensed consolidated financial statements include the accounts of Inventure Foods, Inc. and all of its wholly owned subsidiaries.  All significant intercompany amounts and transactions have been eliminated.  The financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all the information and footnotes required by accounting principles generally accepted in the United States of America.  In the opinion of management, the condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary in order to make the condensed consolidated financial statements not misleading.  A description of the Company’s accounting policies and other financial information is included in the audited financial statements filed with the Company’s Annual Report on Form 10-K for the fiscal year ended December 26, 2009.  The results of operations for the quarter and nine months ended September 25, 2010 are not necessarily indicative of the results expected for the full year.

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

At September 25, 2010 and December 26, 2009, the carrying value of cash, accounts receivable, accounts payable and accrued liabilities approximate fair values since they are short-term in nature.  The carrying value of the long-term debt approximates fair-value based on the borrowing rates currently available to the Company for long-term borrowings with similar terms.

	Fair Value at September 25, 2010
	Level 1	Level 2	Level 3	Total
Liabilities:
Interest rate swaps	—	$871,971	—	$871,971

Considerable judgment is required in interpreting market data to develop the estimate of fair value of our derivative instruments.  Accordingly, the estimate may not be indicative of the amounts that the Company could realize in a current market exchange.  The use of different market assumptions or valuation methodologies could have a material effect on the estimated fair value amounts.

Income taxes

For the quarter ended September 25, 2010 and September 26, 2009 the Company’s provision for income taxes were $0.2 million and $0.9 million, respectively.  For the nine months ended September 25, 2010 and September 26, 2009 the Company’s provision for income taxes were $1.8 million and $2.1 million, respectively.

The effective tax rate for the third quarter of 2010 was 12.1% compared with 40.0 % for the third quarter of 2009. The effective rate for the nine months ended September 25, 2010 was 32.5% compared with 39.5% for the comparable 2009 period. The 2010 period rates were lower primarily due to the impact of research and development tax credits from prior periods, and domestic production activity deductions.

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

Earnings Per Common Share

Basic earnings per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is calculated by including all dilutive common shares such as stock options and restricted stock. The total stock options of 2,000,500 and 1,879,500 were excluded from the weighted average per share calculation for the quarter and nine months ended September 25, 2010, respectively, because inclusion of such would be anti-dilutive.   Stock options outstanding of 765,500 and 1,130,500 and were excluded from the weighted average per share calculation for the quarter and nine months ended September 26, 2009 because inclusion of such would be anti-dilutive.  Total restricted shares outstanding of 89,000 were excluded from the weighted average per share calculation for the quarter and nine months ended September 26, 2009, because inclusion of such would be anti-dilutive. Exercises of outstanding stock options or warrants are assumed to occur for purposes of calculating diluted earnings per share for periods in which their effect would not be anti-dilutive.  Earnings per common share was computed as follows for the quarters and nine months ended September 25, 2010 and September 26, 2009:

	Quarter Ended		Nine Months Ended
	September 25, 2010	September 26, 2009	September 25, 2010	September 26, 2009
Basic Earnings Per Share:
Net income	$1,212,517	$1,303,761	$3,834,567	$3,228,307
Weighted average number of common shares	17,936,356	17,885,440	17,907,241	17,978,031
Earnings per common share	$0.07	$0.07	$0.21	$0.18

Diluted Earnings Per Share:
Net income	$1,212,517	$1,303,761	$3,834,567	$3,228,307

Weighted average number of common shares	17,936,356	17,885,440	17,907,241	17,978,031
Incremental shares from assumed conversions of stock options and non- vested shares of restricted stock	623,159	156,239	583,230	247,750
Adjusted weighted average number of common shares	18,559,515	18,041,679	18,490,471	18,225,781
Earnings per common share	$0.07	$0.07	$0.21	$0.18

Stock Options and Stock-Based Compensation

Stock options and other stock based compensation awards expense are adjusted for estimated forfeitures and are recognized on a straight-line basis over the requisite period of the award, which is currently five to ten years for stock options, and one to three years for restricted stock.  The Company estimates future forfeiture rates based on its historical experience.

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

2.             Inventories

Inventories consisted of the following:

	September 25,	December 26,
	2010	2009
Finished goods	$5,481,175	$5,558,696
Raw materials	17,762,376	11,886,467
	$23,243,551	$17,445,163

3.             Goodwill, Trademarks and Other Intangibles

Goodwill, trademarks and other intangibles, net consisted of the following:

	Estimated Useful Life	September 25, 2010	December 26, 2009
Goodwill:
Inventure Foods, Inc.		$5,986,252	$5,986,252
Rader Farms, Inc.		5,629,973	5,629,973

Total Goodwill		$11,616,225	$11,616,225

Trademarks:
Inventure Foods, Inc.		$1,535,659	$1,535,659
Rader Farms, Inc.		1,070,000	1,070,000

Other intangibles:
Rader - Covenant-not-to-compete, gross carrying amount	5 years	160,000	160,000
Rader - Covenant-not-to-compete, accum. amortization		(106,680)	(82,676)
Rader - Customer relationship, gross carrying amount	10 years	100,000	100,000
Rader - Customer relationship, accum. amortization		(33,319)	(25,822)

Total Trademarks and other intangibles, net		$2,725,660	$2,757,161

Amortization expenses related to these intangibles were $10,500 and $31,500 for the quarters and nine months, respectively, ended September 25, 2010 and September 26, 2009.

Goodwill and trademarks are reviewed for impairment annually in the fourth fiscal quarter, or more frequently if impairment indicators arise. Goodwill is required to be tested for impairment between the annual tests if an event occurs or circumstances change that more-likely-than-not reduces the fair value of a reporting unit below its carrying value. Intangible assets with indefinite lives are required to be tested for impairment between the annual tests if an event occurs or circumstances change indicating that the asset might be impaired.  The carrying values were not impaired as of September 25, 2010.

4.         Accrued Liabilities

Accrued liabilities consisted of the following:

	September 25, 2010	December 26, 2009
Accrued payroll and payroll taxes	$1,429,506	$1,635,564
Accrued royalties and commissions	817,417	809,095
Accrued advertising and promotion	1,234,753	1,327,021
Accrued other	3,838,932	1,542,500
	$7,320,608	$5,314,180

5.         Long-Term Debt

Long-term debt consisted of the following:

	September 25,	December 26,
	2010	2009
Mortgage loan due monthly through July, 2012; interest at 9.03%; collateralized by land and building in Goodyear, AZ	$1,464,767	$1,515,079
Mortgage loan due monthly through December, 2016; interest rate at 30 day LIBOR plus 165 basis points, fixed through a swap agreement to 6.85%; collateralized by land and building in Bluffton, IN	2,169,957	2,220,877
Equipment term loan due monthly through May, 2014; interest at LIBOR plus 165 basis points; collateralized by equipment at Rader Farms in Lynden, WA	3,214,286	3,857,143
Real Estate term loan due monthly through July, 2017; interest at LIBOR plus 165 basis points; fixed through a swap agreement to 4.28%; secured by a leasehold interest in the real property in Lynden, WA	3,476,497	3,612,125
Equipment leases primarily due 2017	3,034,801	—
Vehicle term loan and other miscellaneous loans due in various monthly installments through February, 2011; collateralized by vehicles	2,876	29,868
Office Equipment leases due June 2012	5,100	7,285
	13,368,284	11,242,377
Less current portion of long-term debt	(1,198,890)	(1,204,475)
Long-term debt, less current portion	$12,169,394	$10,037,902

To fund the acquisition of Rader Farms, the Company entered into a Loan Agreement (the “Loan Agreement”) with U.S. Bank National Association (“U.S. Bank”). Each of the Company’s subsidiaries is a guarantor of the Loan Agreement, which is secured by a pledge of all of the assets of the consolidated group. The borrowing capacity available to the Company under the Loan Agreement consists of notes representing:

•                  a $15,000,000 revolving line of credit maturing on June 30, 2011; $10,908,108 was outstanding at September 25, 2010.  Based on eligible assets, the amount available under the line of credit was $4,091,892 at September 25, 2010. As defined in the revolving credit facility note, all borrowings under the revolving line of credit will bear interest at either (i) the prime rate of interest announced by U.S. Bank from time to time or (ii) LIBOR plus the LIBOR Rate Margin.

•                  Equipment term loan due May 2014 noted above.

•                  Real estate term loan due July 2017 noted above.

U.S. Bank may terminate its commitments and accelerate the repayment of amounts outstanding and exercise other remedies upon the occurrence of an event of default (as defined in the Loan Agreement), subject, in certain instances, to the expiration of an applicable cure period. The agreement requires the Company to maintain compliance with certain financial covenants, including a minimum tangible net worth, a minimum fixed charge coverage ratio and a minimum leverage ratio. At September 25, 2010, the Company was in compliance with all of the financial covenants.

During the nine months ending September 25, 2010, the Company obtained $2.9 million in interim financing from U.S. Bank in association with the purchase of certain capital equipment for its Bluffton, Indiana facility.  Conversion of this arrangement into a permanent capital lease obligation with US Bank was finalized September 29, 2010.

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

The Company entered into an interest rate swap in 2006 to convert the interest rate of the mortgage to purchase the Bluffton, Indiana plant from the contractual rate of 30 day LIBOR plus 165 basis points to a fixed rate of 6.85%. On September 28, 2008, the Company’s first day of its fiscal fourth quarter, the Company prospectively redesignated the hedging relationship to a cash flow hedge.  The swap has a fixed pay-rate of 6.85% and a notional amount of approximately $2.2 million at September 25, 2010 and expires in December, 2016.  We evaluate the effectiveness of the hedge on a quarterly basis and at September 25, 2010 the hedge is highly effective.  The interest rate swap had fair value of ($408,226) at September 25, 2010, which is recorded as a liability on the accompanying consolidated balance sheet.  The swap value was determined in accordance with the fair value measurement guidance discussed earlier using Level 2 observable inputs and approximates the loss that would have been realized if the contract had been settled on September 25, 2010.

The Company entered into another interest rate swap in January 2008 to effectively convert the interest rate on the real estate term loan to a fixed rate of 4.28%.  The interest rate swap is structured with decreasing notional amounts to match the expected pay down of the debt.  The notional value of the swap at September 25, 2010 was $3.5 million.  The interest rate swap is accounted for as a cash flow hedge derivative and expires in July 2017.  We evaluate the effectiveness of the hedge on a quarterly basis and at September 25, 2010 the hedge is highly effective.  The interest rate swap had fair value of ($463,745) at September 25, 2010, which is recorded as a liability on the accompanying consolidated balance sheet.  This value was determined in accordance with the fair value measurement guidance discussed earlier using Level 2 observable inputs and approximates the loss that would have been realized if the contract had been settled on September 25, 2010.

The only component of other comprehensive income/loss for the periods presented is the change in fair value of the interest rate swaps.  The effect of such is as follows:

	Quarter ended		Nine Months Ended
	September 25, 2010	September 26, 2009	September 25, 2010	September 26, 2009

Net income	$1,212,517	$1,303,761	$3,834,567	$3,228,307

Change in fair value of interest rate swaps (net of tax)	(88,297)	(59,430)	(253,339)	179,317

Comprehensive Income	$1,124,220	$1,244,331	$3,581,228	$3,407,624

6.            Litigation

The Company is periodically a party to various lawsuits arising in the ordinary course of business.  Management believes, based on discussions with legal counsel, that the resolution of any such lawsuits, individually and in the aggregate, will not have a material adverse effect on the Company’s financial position or results of operations.

7.            Business Segments

The Company’s operations consist of three reportable segments: manufactured snack products, berry products and distributed products.  The manufactured snack products segment produces potato chips, potato crisps, potato skins, pellet snacks, kettle chips, and extruded product for sale primarily to snack food distributors and retailers.  The berry products segment produces frozen fruit products, such as berries and smoothies, for sale primarily to groceries and mass merchandisers.  The distributed products segment sells snack food products manufactured by other companies to the Company’s Arizona snack food distributors.  The Company’s reportable segments offer different products and services.  The majority of the Company’s revenues are attributable to external customers in the United States.  The Company does sell to external customers internationally in over 40 countries worldwide, however the revenues attributable to those customers are immaterial.  All of the Company’s assets are located in the United States.  The Company does not allocate any assets to the distributed products segment.

The accounting policies of the segments are the same as those described in the Summary of Significant Accounting Policies (Note 1).  The Company does not allocate assets, selling, general and administrative expenses, income taxes or other income and expense to segments.

	Manufactured Snack Products	Berry Products	Distributed Products	Consolidated
Quarter ended September 25, 2010
Net revenues from external customers	$21,494,517	$11,672,122	$905,599	$34,072,238
Depreciation and amortization in segment gross profit	290,261	217,343	—	507,604
Segment gross profit	4,652,065	2,365,805	40,735	7,058,605
Goodwill	5,986,252	5,629,973	—	11,616,225

Quarter ended September 26, 2009
Net revenues from external customers	$20,115,695	$9,073,730	$747,986	$29,937,411
Depreciation and amortization in segment gross profit	282,706	168,658	—	451,364
Segment gross profit	4,292,288	2,224,840	205,629	6,722,757
Goodwill	5,986,252	5,629,973	—	11,616,225

Nine months ended September 25, 2010
Net revenues from external customers	$62,048,479	$35,571,345	$2,761,588	$100,381,412
Depreciation and amortization in segment gross profit	886,656	590,877	—	1,477,533
Segment gross profit	12,426,585	9,087,656	172,056	21,686,297
Goodwill	5,986,252	5,629,973	—	11,616,225

Nine months ended September 26, 2009
Net revenues from external customers	$59,007,933	$31,499,559	$2,568,284	$93,075,776
Depreciation and amortization in segment gross profit	794,980	477,972	—	1,272,952
Segment gross profit	11,740,822	6,784,389	642,022	19,167,233
Goodwill	5,986,252	5,629,973	—	11,616,225

The following table reconciles reportable segment gross profit to the Company’s consolidated income before income tax provision for the quarters and nine months ended September 25, 2010 and September 26, 2009:

	Quarter Ended		Nine Months Ended
	September 25, 2010	September 26, 2009	September 25, 2010	September 26, 2009

Segment gross profit	$7,058,605	$6,722,757	$21,686,297	$19,167,233
Unallocated amounts:
Selling, general and administrative expenses	(5,446,661)	(4,282,591)	(15,372,110)	(13,148,891)
Interest expense, net	(232,545)	(267,306)	(630,407)	(681,259)
Income before income tax provision	$1,379,399	$2,172,860	$5,683,780	$5,337,083

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

The 2005 Plan was approved at the Company’s 2005 Annual Meeting of Shareholders and reserved for issuance that number of shares of Common Stock determined by adding (a) 410,518, which is the number of reserved but unissued shares available for issuance under the 1995 Plan, (b) 500,000, which is the number of additional shares approved by the stockholders on May 23, 2006 to be added to the 2005 Plan, (c) 500,000, which is the number of additional shares approved by the stockholders on May 19, 2008 to be added to the 2005 Plan and (d) 500,000, which is the number of additional shares approved by the stockholders on May 19, 2009 to be added to the 2005 Plan.  If any shares of Common Stock subject to awards granted under the 1995 Plan or the 2005 Plan are canceled, those shares will be available for future awards under the 2005 Plan.  The 2005 Plan expires in May 2015, and awards granted under the 2005 Plan may include: nonqualified stock options, incentive stock options, restricted stock, restricted stock units, stock appreciation rights, performance units and stock-reference awards.  Prior to May 2008, all stock option grants had a five year term. The fair value of these stock option grants is amortized to expense over the vesting period, generally three years for employees and one year for the Board of Directors.  In May 2008, the Company’s Board of Directors approved a ten year term for all future stock option grants, with vesting periods of five years and one year for employees and Board of Director members, respectively.

The Company may grant restricted shares and restricted share units to eligible employees.  Such restricted shares and restricted share units are subject to forfeiture if certain employment conditions are not met.  Restricted share units generally vest in equal annual increments over a three year period with no performance criteria for employees, and a one year vesting period for Board of Director members.  However, the restricted stock units granted to all officers and senior management of the Company during the nine months ending September 25, 2010 contain performance restrictions which are required to be achieved at each vesting period in order for the shares to be awarded.  The fair value of the restricted stock units is equal to the market price of our stock at the date of the grant.  Share-based compensation expense related to restricted stock awards is recognized on the straight-line method over the requisite vesting period, and the related share-based compensation expense is included in selling, general and administrative expenses.

Restricted stock and restricted stock unit activity for the nine months ending September 25, 2010 was as follows:

	Plan Restricted Share Units
	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Balance, December 26, 2009	89,000	$2.40
Granted	240,000	$3.40
Vested	(29,666)	$2.40
Forfeited	—	$—
Balance, September 25, 2010	299,334	$3.20

During the nine months ending September 25, 2010 and September 26, 2009, the total share-based compensation expense from restricted stock recognized in the financial statements was $180,808 and $23,632 respectively.  During the quarters ended September 25, 2010 and September 26, 2009, the Company recorded $109,193 and $17,726 of share-based compensation expense, respectively, related to restricted stock. There were no share-based compensation costs which were capitalized.  As of September 25, 2010 and September 26, 2009 the total unrecognized costs related to non-vested restricted stock awards granted was $813,743 and $189,078, respectively.

During the nine months ending September 25, 2010 and September 26, 2009, the Company recorded $180,920 and $182,272 of share-based compensation expense, respectively related to stock options.  During the quarters ended September 25, 2010 and September 26, 2009, the Company recorded $66,258 and $66,101 of share-based compensation expense, respectively, related to stock options.   There were 161,000 and 2,140 stock options exercised during the nine months ended September 25, 2010 and September 26, 2009, respectively.

The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the quarter and nine months ended:

	Quarter Ended		Nine Months Ended
	September 25, 2010	September 26, 2009	September 25, 2010	September 26, 2009
Expected dividend yield	0%	0%	0%	0%
Expected volatility	73%	73%	73%	73%
Risk-free interest rate	2.6%	3.3% - 3.7%	3.2% - 3.7%	2.9% - 3.7%
Expected life	6.5 years	6.5 years	6.5 years	6.5 years

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

As of September 25, 2010, the amount of unrecognized compensation expense related to stock options to be recognized over the next two years is approximately $0.4 million. This expected compensation expense does not reflect any new awards, or modifications to existing awards, that could occur in the future. Generally, the Company issues new shares upon the exercise of stock options as opposed to reissuing treasury shares.

The following table summarizes stock option activity during the nine months ended September 25, 2010:

	Plan Options
		Weighted
	Options	Average
	Outstanding	Exercise Price
Balance, December 26, 2009	2,130,500	$2.26
Granted	230,000	$3.39
Forfeited	(14,000)	$2.15
Exercised	(161,000)	$2.67
Balance, September 25, 2010	2,185,500	$2.35

The intrinsic value related to total stock options outstanding was $2,971,665 as of September 25, 2010 and $1,338,055 as of September 26, 2009.  The intrinsic value related to vested stock options outstanding was $1,617,326 as of September 25, 2010 and $242,167 as of September 26, 2009.  The aggregate intrinsic value is based on the exercise price and the Company’s closing stock price of $3.70 as of September 25, 2010 and $2.86 as of September 26, 2009.

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

Results of Operations

Quarter ended September 25, 2010 compared to the quarter ended September 26, 2009

Net revenues for the third quarter of fiscal 2010 were $34.1 million, 13.8% higher than last year’s third quarter net revenues of $29.9 million.   Snack division net revenues were $22.4 million, up 7.4% over last year’s third quarter net revenues primarily due to the continued success of our Boulder Canyon brand, up 89.5% over last year’s third quarter net revenues.  Rader Farms net revenues were $11.7 million, up 28.6% over last year’s third quarter net revenues.  The Rader Farms increase was primarily attributable to the strength of the Company’s recent Jamba™ smoothie launch, which recorded net revenue for the third quarter of $1.9 million.  Excluding Jamba™ net revenues, Rader Farms net revenues were up 7.4% over last year’s third quarter net revenues, representing strong growth on the Rader Farms base business.

Gross profit for the quarter ended September 25, 2010 increased 5.0% or $0.3 million to $7.1 million, as compared to the quarter ended September 26, 2009, and decreased as a percentage of net revenues (20.7% of net revenue for 2010 and 22.5% of net revenue for 2009).  The decrease in gross profit margin was primarily attributable to the increased market prices of blueberries incurred during the harvest season, as well as the Company’s slotting fee investment for both the Jamba™ smoothie launch as well as Boulder Canyon, which should only impact gross profit in the short term.

Selling, general and administrative expenses were $5.4 million in the third quarter of 2010, or 16.0% of net revenues for the quarter, an increase of $1.2 million and 1.7 percentage points of net revenue, as a result of the continued increase in marketing and sales support for both the Jamba™ and Boulder brands.

For the quarter ended September 25, 2010 and September 26, 2009 the Company’s provision for income taxes were $0.2 million and $0.9 million, respectively.  The effective tax rate for the third quarter of 2010 was 12.1% compared with 40.0 % for the third quarter of 2009. The 2010 period rates were lower primarily due to the impact of research and development tax credits from prior periods, and domestic production activity deductions.

Net income was $1.2 million, or $0.07 per basic and diluted share, compared to net income of $1.3 million, or $0.07 per basic and diluted share last year.  The Company completed a year-long research and development tax credit review which resulted in a gain of $0.3 million based upon a look back of activity over the last several years.

Nine months ended September 25, 2010 compared to the nine months ended September 26, 2009

For the nine months ended September 25, 2010 net revenues increased $7.3 million or 7.8% to $100.4 million compared to $93.1 million in the first nine months of the previous year.   Snack division net revenues were $64.8 million, up 5.3% over net revenues for the first nine months of 2009, led by the continued success of the Company’s Boulder Canyon products, up 61.2%.  Rader Farms net revenues were $35.6 million, up 12.9% over net revenues for the first nine months of 2009.  The Rader Farms increase was a result of a strong volume increase and successful launch of our Jamba™ smoothies line, which has contributed $2.6 million of net revenues for the nine months ended September 25, 2010.  Excluding Jamba™ sales, Rader Farms sales were up 4.6% despite a double digit price decrease in the fourth quarter of 2009.

Gross profit for the nine months ended September 25, 2010 was $21.7 million, or 21.6% of net revenues, compared to $19.2 million, or 20.6% of net revenues for the nine months ended September 26, 2009.  This increase of $2.5 million, or 13.1%, was attributable to the revenue growth at both Snack and Rader divisions as well as the impact of increased pounds at all three plants, partially offset by the industry wide impact of poor storage potatoes.

Selling, general and administrative expenses increased to $15.4 million for the nine months ended September 25, 2010 from $13.1 million for the nine months ended September 26, 2009.  Selling, general and administrative expenses were 15.3% of total net revenues for the nine months ended September 25, 2010, up 1.2 percentage points or $2.3 million from the prior year.  The increase is primarily a result of the continued increases in marketing support for both Jamba™ and Boulder brands.

For the nine months ended September 25, 2010 and September 26, 2009 the Company’s provision for income taxes were $1.8 million and $2.1 million, respectively.  The effective rate for the nine months ended September 25, 2010 was 32.5% compared with 39.5% for the comparable 2009 period. The 2010 period rates were lower primarily due to the impact of research and development tax credits from prior periods, and domestic production activity deductions.

Net income for the nine months ended September 25, 2010 was $3.8 million, or $0.21 per basic and diluted share, compared to net income of $3.2 million, or $0.18 per basic and diluted share, in the prior period.

Liquidity and Capital Resources

Net working capital was $10.9 million (a current ratio of 1.4:1) at September 25, 2010 and $8.0 million (a current ratio of 1.3:1) at December 26, 2009.   For the nine months ended September 25, 2010, the Company generated cash flow of $3.9 million from operating activities, invested $6.8 million in equipment, obtained $2.9 million in interim financing for the purchase of certain capital equipment, borrowed a net $1.0 million on its line of credit, utilized $0.9 million to pay down other debt.   For the nine months ended September 26, 2009, the Company generated cash flow of $0.3 million from operating activities, invested $2.1 million in equipment, borrowed a net $3.2 million on its line of credit, utilized $0.9 million to pay down other debt, and purchased $0.5 million of treasury shares.  Inventories increased $5.8 million as compared to December 26, 2009 balances, primarily due to the processing of the 2010 Rader harvest season, which commenced in June.

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

To fund the acquisition of Rader Farms the Company entered into a Loan Agreement (the “Loan Agreement”) with U.S. Bank National Association (“U.S. Bank”).  Each of our subsidiaries is a guarantor of the Loan Agreement, which is secured by a pledge of all of the assets of our consolidated group. The borrowing capacity available to us under the Loan Agreement consists of notes representing:

•                  a $15,000,000 revolving line of credit maturing on June 30, 2011; based on asset eligibility, there was $4.1 million of borrowing availability under the line of credit at September 25, 2010.

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

As is customary in such financings, U.S. Bank may terminate its commitments and accelerate the repayment of amounts outstanding and exercise other remedies upon the occurrence of an event of default (as defined in the Loan Agreement), subject, in certain instances, to the expiration of an applicable cure period. The agreement requires the Company to maintain compliance with certain financial covenants, including a minimum tangible net worth, a minimum fixed charge coverage ratio and a debt to equity ratio. At September 25, 2010, the Company was in compliance with all of the financial covenants.

During the nine months ending September 25, 2010, the Company obtained $2.9 million in interim financing from U.S. Bank in association with the purchase of certain capital equipment for its Bluffton, Indiana facility.  Conversion of this arrangement into a permanent capital lease obligation with US Bank was finalized on September 29, 2010.

During the most recent fiscal quarter, the Company commenced a $1.7 million capital improvement plan to add additional capacity in the Goodyear facility which is expected to sustain growth and improve efficiencies.   This project is expected to be completed during the first fiscal quarter of 2011.

Interest Rate Swaps

See Footnote 5 “Long-Term Debt” in the Company’s “Notes to Unaudited Condensed Consolidated Financial Statements”  for detail regarding the Company’s interest rate swaps.

Contractual Obligations

The Company’s future contractual obligations consist principally of long-term debt, operating leases, minimum commitments regarding third party warehouse operations services, remaining minimum royalty payments due licensors pursuant to brand licensing agreements and severance charges to terminated executives.  As of September 25, 2010 there have been no material changes to the Company’s contractual obligations since its December 26, 2009 fiscal year end, other than scheduled payments.

In October 2010, the Company completed its $3.4 million plan to expand its Bluffton, Indiana manufacturing facility, adding extruded snack production capabilities during the third fiscal quarter.   The addition of the latest state-of-the-art extrusion technology will expand manufacturing capabilities to include sheeted dough, pellet and extruded baked snacks.

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

Item 1A. Risk Factors

During the quarter and nine months ended September 25, 2010, there were no material changes from the risk factors as previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 26, 2009.

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

Dated:	November 9, 2010	INVENTURE FOODS, INC.

		By:	/s/ Terry McDaniel
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