Form 10-K
period 2010-12-25
INVENTURE FOODS, INC.
filed 2011-03-25
CIK 944508

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 25, 2010

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission File Number: 1-14556

INVENTURE FOODS, INC.

(Exact name of registrant as specified in its charter)

Delaware	86-0786101
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

5415 East High Street, Suite 350
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐ No  ☒

The aggregate market value of the voting stock (Common Stock, $.01 par value) held by non-affiliates of the Registrant was approximately $41.2 million based upon the closing market price on June 26, 2010, the last business day of the Registrant’s most recently completed second fiscal quarter.

The number of issued and outstanding shares of Common Stock, $.01 par value, as of March 23, 2011 was 18,028,867.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Registrant’s Annual Meeting of Shareholders to be held on May 18, 2011 are incorporated by reference into Part III of this Form 10-K.

EXCHANGE ACT REPORTS AVAILABLE ON COMPANY WEBSITE

Under “SEC Filings” on the “Investors Relations” page of the Company’s website located at www.inventurefoods.com, the following filings are made available as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission (the “SEC”): the Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statement on Schedule 14A related to the Company’s Annual Shareholders Meeting, and any amendments to those reports or statements filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934.  You may also read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549.  You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  The SEC also maintains an Internet website located at http://www.sec.gov that contains the information we file or furnish electronically with the SEC.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, including all documents incorporated by reference, includes “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, and Inventure Foods, Inc. (the “Company”) desires to take advantage of the “safe harbor” provisions thereof.  Therefore, the Company is including this statement for the express purpose of availing itself of the protections of the safe harbor with respect to all of such forward-looking statements. In this Annual Report on Form 10-K, the words “anticipates,” “believes,” “expects,” “intends,” “estimates,” “projects,” “will likely result,” “will continue,” “future” and similar terms and expressions identify forward-looking statements. The forward-looking statements in this Annual Report on Form 10-K reflect the Company’s current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, including without limitation general economic conditions, increases in cost or availability of ingredients, packaging, energy and employees, price competition and industry consolidation, ability to execute strategic initiatives, product recalls or safety concerns, disruptions of supply chain or information technology systems, customer acceptance of new products and changes in consumer preferences, food industry and regulatory factors, interest rate risks, dependence upon major customers, dependence upon existing and future license agreements, the possibility that we will need additional financing due to future operating losses or in order to implement the Company’s business strategy, acquisition-related risks, volatility of the market price of the Company’s common stock, par value $.01 per share (the “Common Stock”), and those other risks and uncertainties discussed herein, that could cause actual results to differ materially from historical results or those anticipated.  In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this Annual Report on Form 10-K will in fact transpire or prove to be accurate.  Readers are cautioned to consider the specific risk factors described herein and in “Risk Factors,” and not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof. The Company undertakes no obligation to update or publicly revise any forward-looking statement whether as a result of new information, future developments or otherwise. All subsequent written or oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by this paragraph.

Item 1.  Business

General

Inventure Foods, Inc., a Delaware corporation (the “Company”), is a $130+ million leading marketer and manufacturer of healthy/natural and indulgent specialty snack food brands. The Company is headquartered in Phoenix, Arizona with plants in Arizona, Indiana and Washington.  The Company’s executive offices are located at 5415 East High Street, Suite 350, Phoenix, Arizona 85054, and its telephone number is (623) 932-6200.

The Company was formed in 1995 as a holding company to acquire a potato chip manufacturing and distribution business, which had been founded by Donald and James Poore in 1986.  In December 1996, the Company completed an initial public offering of its Common Stock.  In November 1998, the Company acquired the business and certain assets (including the Bob’s Texas Style® potato chip brand) of Tejas Snacks, L.P. (“Tejas”), a Texas-based potato chip manufacturer.  In October 1999, the Company acquired Wabash Foods, LLC (“Wabash”) including the Tato Skins®, O’Boisies®, and Pizzarias® trademarks and the Bluffton, Indiana manufacturing operation and assumed all of Wabash Foods’ liabilities.  In June 2000, the Company acquired Boulder Natural Foods, Inc. (“Boulder”) and the Boulder CanyonTM brand of totally natural potato chips.  The Company changed its name from Poore Brothers, Inc. to The Inventure Group, Inc. on May 23, 2006.  In May 2007, the Company acquired Rader Farms, Inc., including a farming operation and a berry processing facility in Lynden, Washington.  In May 2010, the Company changed its name from The Inventure Group, Inc. to Inventure Foods, Inc.

Products

In the Company’s healthy/natural category, products include Rader Farms® frozen berries, Jamba® All Natural Smoothies and Boulder CanyonTM Natural Foods brand snack chips including kettle cooked potato chips, Rice & Bean snack chips and Hummus tortilla chips. In the Company’s indulgent specialty category, products include T.G.I. Friday’s® brand snacks, BURGER KING TM  brand snack products, Poore Brothers® kettle cooked potato chips, Bob’s Texas Style® kettle cooked chips, Tato Skins® brand potato snacks and O’Boises® potato snacks.

The Company also manufactures and distributes private label and co-branded fruit and snack chip products for several grocery chains and natural stores.  While extremely price competitive and often short in duration, the Company believes that such arrangements provide a profitable opportunity for the Company to improve the capacity utilization of its facilities.

In addition to its own products, the Company purchases and resells throughout Arizona snack food products manufactured by others.  Such distributed products include pretzels, popcorn, dips and meat snacks.

During 2010, the Company launched a number of new items under its existing brands such as:  Boulder CanyonTM Natural Foods Tortilla with Hummus and Sesame Seeds; Multi-Grain Puffs; Red Wine Vinegar, 60% Reduced Sodium and No Salt kettle cooked potato chips; Poore Brothers Habenero potato chips; T.G.I. Friday’s® Jalapeno Cheddar Crunchy Bites; and BURGER KING TM Zesty Ranch.  The Company also launched in 2010 the Jamba® Strawberries Wild, Mango-a-go-go, and Razzmatazz at home frozen smoothie kits.  These Jamba® branded blend-and-serve smoothie kits contain all natural vitamin and mineral boosts and a variety of fresh-frozen, whole fruit pieces, including raspberries and blueberries from Rader Farms.

For the fiscal years 2010 and 2009, net revenues totaled $134.0 million and $121.0 million, respectively, and T.G.I. Friday’s® brand salted snacks represented 29% of the Company’s total net revenues in 2010 and 33% of the Company’s total net revenues in 2009.

	Percent of Total Net Revenues
	2010	2009
Branded snack and berry products	81%	78%
Private label products	16%	19%
Distributed products revenues	3%	3%

Total revenues	100%	100%

Business Strategy

The Company’s business strategy is to continue building a diverse portfolio of high quality, competitively priced healthy/natural food brands (Rader Farms® , Boulder CanyonTM Natural Foods, and Jamba®) and indulgent specialty food brands (T.G.I. Friday’s®, BURGER KING TM, Poore Brothers®) with annualized target revenues between $5 million and $50 million each through expansion of existing brands, licensing, acquisition and development.  The goals of our strategy are to (i) capitalize on healthy/natural and indulgent specialty food brand opportunities, (ii) deliver incremental category growth for retailers, (iii) provide product innovation targeted to a defined consumer segment, (iv) complement, rather than compete directly against, large national competitors with leading national brands, and (v) build relationships with major retailers in all channels of distribution by providing them higher margins, excellent customer service and constant innovation.  The Company plans to mitigate the financial impact of launching new products by introducing them in test markets prior to large scale regional or national introductions, and to continue to improve profit margins through increased operating efficiencies and manufacturing capacity utilization. The primary elements of the Company’s long-term business strategy are as follows:

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

Leverage Infrastructure and Capacity.   The Company’s Indiana, Arizona and Washington facilities are currently operating at approximately 45%, 90% and 60% of their respective manufacturing capacities.   The Company continues to secure new manufacturing opportunities in private label and co-packing arrangements, as well as expand upon its own branded product lines.  In addition, the Company plans to continue capital investment in its plants and drive operating efficiencies.

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

Manufacturing

The Company-owned manufacturing facility in Bluffton, Indiana produces snack products utilizing a sheeting and frying process with three fryer lines that can produce an aggregate of up to approximately 9,000 pounds per hour of Boulder Canyon™ Natural Foods, T.G.I. Friday’s®, BURGER KING™,  and Tato Skins® brand products.  The Company also produces snacks for customers under private label agreements.  The Indiana facility is currently operating at approximately 45% of processing capacity.  Recently introduced production capabilities at the Bluffton plant allow the Company to use existing equipment to make additional snacks, including pellet snacks,  that are entirely different in appearance and taste from its other product lines.  The Company believes this technology will help expand its product lines and facilitate growth.  During 2010, the Company invested $3.4 million in equipment to produce extruded product previously produced by third parties and to develop innovative new products.

The Company-owned manufacturing facility in Goodyear, Arizona has the capacity to produce up to approximately 3,300 pounds of potato chips per hour, including 2,000 pounds of batch-fried branded potato chips per hour and 1,300 pounds of continuous-fried private label potato chips per hour.  Poore Brothers®, Bob’s Texas Style®, Boulder CanyonTM Natural Foods, co-packing and private label branded potato chips are produced in a variety of flavors utilizing a batch-frying process.  While conventional continuous line cooking methods may produce higher production volume, the Company believes that its batch-frying process is superior and produces premium potato chip products with enhanced crispness and distinctive flavor.  The Arizona facility is currently operating at approximately 90% of processing capacity.  During 2010, the Company spent approximately $1.7 million in capital at the Goodyear facility in order to increase capacity and improve efficiencies.  The investment included additional high capacity kettle cooking equipment, increasing our high speed packaging machines, and installing automated case packing machines.

The Company-owned Rader Farms farming facility in Lynden, Washington has the capacity to produce up to eight million pounds of grown raspberries and blueberries per year.  Rader Farms grows, processes and markets premium berry blends, raspberries, blueberries, and rhubarb and purchases marionberries, cherries, cranberries, strawberries and other fruits from a select network of fruit growers for resale.  The fruit is processed and packaged for sale and distribution nationally to wholesale customers under the Rader Farms® brand, as well as through store brands.  The Company also uses third party processors for certain products.  The individually quick frozen (“IQF”) processing facilities located at the same location have the capacity to apply the IQF process to forty million pounds of berries annually.  Overall, the processing facility is operating at 60% of capacity.  The Company has invested in new packaging equipment to accommodate the Jamba® smoothie launch.  The 2010 harvest at Rader Farms was of average yield for the season, and less when compared to the exceptional 2009 harvest Rader Farms and the rest of the industry produced as a result of favorable farming and weather conditions.

The Company may not obtain sufficient business to recoup the Company’s investments in its manufacturing facilities or to increase the utilization rates of such facilities.

Marketing and Distribution

The Company sells its products nationally and internationally through a number of channels including: Grocery, Natural, Mass, Drug, Club, Vending, Food Service, Convenience Store (C-Store) and International.

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

The Company’s potato chip brands are distributed to grocery and other retailers directly, through brokers, and by a select group of independent distributors in Arizona. The Company’s Boulder CanyonTM Natural Foods brand potato chip products have achieved market presence in natural food stores nationwide as well as other leading national grocery retailers.  Poore Brothers® brand potato chip products have achieved significant market presence in the southwest United States.  The Company selects brokers and distributors for its branded products primarily on the basis of quality of service, call frequency on customers, financial capability and relationships they have with all of the various channels in which we operate. The Company currently retains a Canadian sales and marketing agency to sell to Canadian customers. The Company has also retained an international broker to expand sales.

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

The Company’s marketing of its berry and smoothie products is essentially performed through company sales force and brokers with whom the Company has relationships.   Similar to its snack business, the Company selects brokers primarily on the basis of quality of service, call frequency on customers, financial capability and relationships they have with supermarkets and club stores, including access to freezer space for the berry products.

Successful marketing of the Company’s products depends, in part, upon obtaining adequate shelf or freezer space for such products, particularly in supermarkets, discount stores and the club channel for snacks, berry products and smoothies and C-Stores and vending machines for snacks.  Frequently, the Company incurs additional marketing costs in order to obtain additional shelf space.  Whether or not the Company will continue to incur such costs in the future will depend upon a number of factors including, demand for the Company’s products, relative availability of shelf space and general competitive conditions.  The Company may incur significant shelf space, consumer marketing or other promotional costs as a necessary condition of entering into competition or maintaining market share in particular markets or channels.  Any such costs may materially affect the Company’s financial performance.

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

The Company continues to focus on expanding the distribution of our Boulder CanyonTM Natural Foods brand nationally through the natural channel and in the grocery channel, as well as club stores, vending machines, drug, and C-stores.  We continue to pursue expansion of our Rader Farms® and Jamba ® branded fruit products in our Berry segment.   We continue to evaluate new private label customer expansion.  We also continue to evaluate opportunities overseas with the T.G.I. Friday’s® brand as well as

BURGER KING™ and Boulder CanyonTM Natural Foods brands.  BURGER KING™ line of ready-to-eat snack chips are already sold in over 40 countries.

Suppliers

The principal raw materials used by the Company are potatoes, potato flakes, wheat flour, corn, oils and berries.  The Company believes that the raw materials it needs to produce its products are readily available from numerous suppliers on commercially reasonable terms.  Potatoes, potato flakes and corn are widely available year-round, although they are subject to seasonal price fluctuations.  The Company uses a variety of oils and seasonings in the production of its snack products and believes that alternative sources for such oils and seasonings, as well as alternative oils and seasonings, are readily abundant and available.  The Company may lock in prices for raw materials, such as oils, as it deems appropriate.  The Company produces an average of 25% of its total annual berry requirements in its own farms, and augments that production by purchasing additional berries to meet customer demand.  The Company purchases both fresh berries from local farmers and already frozen berries for its repackaging business.  The Company uses packaging materials in its snack manufacturing and berry distribution business.

The Company chooses its suppliers based primarily on price, quality, availability, and service.  Although the Company believes that its required products and ingredients are readily available, and that its business success is not dependent on any single supplier, the failure of certain suppliers to meet the Company’s performance specifications, quality standards or delivery schedules could have a material adverse effect on the Company’s operations.  In particular, a sudden scarcity, a substantial price increase, or an unavailability of product ingredients could materially adversely affect the Company’s operations.  In such circumstances, alternative ingredients may not be available when needed and on commercially attractive terms, if at all.

Customers

Costco accounted for 27% and 23% of the Company’s 2010 and 2009 net revenues, respectively.  The remainder of the Company’s revenues was derived from sales to customers, grocery chains, club stores or regional distributors, none of which individually accounted for more than 10% of the Company’s net revenues in 2010.  A decision by any of the Company’s major customers to cease or substantially reduce their purchases could have a material adverse effect on the Company’s business.

The majority of the Company’s revenues are attributable to external customers in the United States.  The Company does sell to Canadian and international customers as well, however, the revenues attributable to these customers are immaterial.  All of the Company’s assets are located in the United States.

Competition

The Company’s snack products generally compete against other snack foods, including potato chips and tortilla chips.  The snack food industry is large and highly competitive and is dominated by large food companies, including Frito-Lay, Inc., a subsidiary of PepsiCo, Inc., Procter and Gamble and General Mills.  These companies possess substantially greater financial, production, marketing, distribution and other resources than the Company, and their brands are more widely recognized than the Company’s products.  Numerous other companies that are actual or potential competitors of the Company offer products similar to the Company’s, and some of these have greater financial and other resources (including more employees and more extensive facilities) than the Company.  In addition, many competitors offer a wider range of products than offered by the Company.  Local or regional markets often have significant smaller competitors, many of whom offer products similar to those of the Company.  Expansion of the Company’s operations into new markets has and will continue to encounter significant competition from national, regional and local competitors that may be greater than that encountered by the Company in its existing markets.  In addition, such competitors may challenge the Company’s position in its existing markets.  While the Company believes that it has innovative products and methods of operation that will enable it to compete successfully, it may not be able to do so.

The Company’s berry products generally compete against other packaged berries on the basis of quality and price.  Key competitors include Townsend Farms, Sunopta, and Dole.  Obtaining freezer space at supermarkets and club stores is critical to successfully compete with other berry products, as supermarkets and club stores will frequently only carry one brand of frozen berry products, contrasted to snack products where multiple brands are carried.

The Company’s smoothie kits generally compete against other packaged smoothie kits on the basis of quality and price.  Key competitors include Yoplait, a General Mills brand, Chiquita smoothies and a number of smaller brands.  Obtaining freezer space at supermarkets and club stores is critical to successfully compete with other smoothie products, as supermarkets and club stores will frequently only carry one to two brands of frozen smoothie products, contrasted to snack products where multiple brands are carried.

The principal competitive factors affecting the markets of the Company’s products include product quality and taste, brand awareness among consumers, access to shelf or freezer space, price, advertising and promotion, varieties offered, nutritional content, product packaging and package design.  The Company competes in its markets principally on the basis of product quality and taste.  Berry products are produced at the Company’s Lynden, Washington farming facility utilizing an individually quick frozen (IQF) technology which the Company does not have exclusive rights for.  While products produced at the Company’s Bluffton, Indiana facility involve the use of certain licensed technology and unique manufacturing processes, the taste and quality of products produced at the Company’s Goodyear, Arizona facility are largely due to two elements of the Company’s manufacturing process: its use of batch-frying and its use of distinctive seasonings to produce a variety of flavors.  The Company does not have exclusive rights to the use of either element; consequently, competitors may incorporate such elements into their own processes.

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

Employees

As of December 25, 2010, the Company had 389 total employees.  There are 329 employees in manufacturing and distribution, composed of 303 full-time, 6 part-time, and 20 in temporary positions.  There are 27 employees in sales and marketing, and 33 in administration and finance.  The Company’s employees are not represented by any collective bargaining organization and the Company has never experienced a work stoppage.  The Company believes that its relations with its employees are good.

Patents, Trademarks and Licenses

In 2000, the Company launched its T.G.I. Friday’s® brand snacks pursuant to a license agreement with T.G.I. Friday’s Inc., which expires in 2014.  In 2007, the Company launched its BURGER KING™ snack products pursuant to a license agreement with Burger King Corporation, which expires in 2012.  In 2009, the Company entered into a license agreement with Bruce Foods Corporation which the Company launched a new line of Hot Fries snacks under the Louisiana Hot Sauce brand.   In 2009, the company entered into a license agreement with Jamba Juice Company, which expires in 2035, and launched in 2010 a line of Jamba® branded blend-and-serve smoothie kits with all natural vitamin and mineral boosts and a variety of fresh-frozen, whole fruit pieces, including raspberries and blueberries from Rader Farms.

The Company produces T.G.I. Friday’s® brand snacks, BURGER KING TM  brand potato snack products, Tato Skins® brand potato crisps and Boulder CanyonTM Natural Foods  Rice and Bean snacks utilizing a sheeting and frying process that includes technology that the Company licenses from a third party.  Pursuant to the license agreement between the Company and the third party, the Company has a royalty-bearing, exclusive right license to use the technology in the United States, Canada, and Mexico until such time the parties mutually agree to terminate the agreement.  Even though the patents for this technology expired December 26, 2006, in consideration for the use of this technology, the Company is required to make royalty payments on sales of products manufactured utilizing the technology until such termination date.  However, should products substantially similar to Tato Skins®, O’Boisies® and Pizzarias® become available for any reason in the marketplace by any manufacturer other than the Company which results in a sales decline of 10% or more, any royalty obligation for the respective product(s) shall cease.

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

Risks Related to Our Business

Our performance may be impacted by general economic conditions and an economic downturn.

Recessionary pressures from an overall decline in U.S. economic activity could adversely impact the Company’s results of operations. Economic uncertainty may reduce consumer spending and could result in increased pressure from competitors or customers to reduce the prices of Company products and/or limit the Company’s ability to increase or maintain prices, which could lower revenues and profitability. Instability in the financial markets may impact the Company’s ability or increase the cost to enter into new credit agreements in the future. Additionally, it may weaken the ability of customers, suppliers, distributors, banks, insurance companies and other business partners to perform in the normal course of business, which could expose the Company to losses or disrupt supply of inputs used to conduct the Company’s business. If one or more key business partners fail to perform as expected or contracted, the Company’s operating results could be negatively impacted.

We may incur significant future expenses due to the implementation of our business strategy.

The Company is striving to achieve its long-term vision of being a leading marketer and manufacturer of healthy/natural and indulgent specialty snack food brands.  Such action is subject to the substantial risks, expenses and difficulties frequently encountered in the implementation of a business strategy.  Even if the Company is successful in developing, acquiring and/or licensing new brands, and increasing distribution and sales volume of the Company’s existing products, this business strategy may require the Company to incur substantial additional expenses, including advertising and promotional costs, “slotting” expenses (i.e., the cost of obtaining shelf or freezer space in certain grocery stores), and integration costs of any future acquisitions. Accordingly, the Company may incur additional losses in the future as a result of the implementation of the Company’s business strategy, even if revenues increase significantly.

We may not be able to obtain the additional financing we need to implement our business strategy.

A significant element of the Company’s business strategy is the development, acquisition and/or licensing of innovative specialty food brands, for the purpose of expanding, complementing and/or diversifying the Company’s business. In connection with each of the Company’s previous acquisitions, the Company borrowed funds or assumed additional indebtedness in order to satisfy a substantial portion of the consideration required to be paid by the Company.  The Company may, in the future, require additional third party financing (debt or equity) as a result of any future operating losses, in connection with the expansion of the Company’s business through non-acquisition means, in connection with any additional acquisitions completed by the Company, or to provide working capital for general corporate purposes.  Third party financing may not be available when required or, if available, may not be on terms attractive to the Company.  Any third party financing obtained by the Company may result in dilution of the equity interests of the Company’s shareholders.

We expect some of our future growth to be derived in part, from acquisitions, but our acquisition strategy may not be successful, or we may not be successful integrating acquisitions.

An element of the Company’s business strategy is the pursuit of selected strategic acquisition opportunities for the purpose of expanding, complementing and/or diversifying the Company’s business.  The Company may not be able to identify, finance and complete successful acquisitions on acceptable terms.  Any future acquisitions could divert management’s attention from the daily operations of the Company and otherwise require additional management, operational and financial resources.  Moreover, the Company may not be able to successfully integrate acquired companies or their management teams into the Company’s operating structure, retain management teams of acquired companies on a long-term basis, or operate acquired companies profitably. Acquisitions may also involve a number of other risks, including adverse short-term effects on the Company’s operating results, dependence on retaining key personnel and customers, and risks associated with unanticipated liabilities or contingencies.

We are subject to ongoing financial covenants under our main credit facility, and if we fail to meet those covenants or otherwise default on our credit facility, our lender may accelerate all unpaid amounts, including interest.

At December 25, 2010, the Company had outstanding indebtedness in the aggregate principal amount of $22.4 million.

Our credit agreement with U.S. Bank National Association (“U.S. Bank”) is secured by substantially all assets of the Company.  The Company’s obligations under the Credit Agreement are guaranteed by each of its subsidiaries.  The Company is required to comply with certain financial covenants pursuant to the U.S. Bank Credit Agreement so long as borrowings from U.S. Bank remain outstanding.  Should the Company be in default under any of such covenants, U.S. Bank shall have the right, upon written notice and after the expiration of any applicable period during which such default may be cured, to demand immediate payment of all of the then unpaid principal and accrued but unpaid interest under the Credit Agreement.  At December 25, 2010, the Company was in compliance with all covenants of the Credit Agreement.

As the Company implements its business strategy, the Company may not be able to remain in compliance with its financial covenants. Any acceleration of the borrowings under the Credit Agreement prior to the applicable maturity dates could have a material adverse effect upon the Company’s operating results. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

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

As a manufacturer and marketer of food products, the Company may be subjected to various product liability claims.  The product liability and product recall insurance maintained by the Company may not be adequate to cover any loss or exposure for product liability, and such insurance may not continue to be available on terms acceptable to the Company.  Any product liability claim not fully covered by insurance, as well as any adverse publicity from a product liability claim or product recall, could have a material adverse effect on the Company’s operating results.

Newly adopted governmental regulations could increase our costs or liabilities or impact the sale of our products.

The food industry is highly regulated and subject to change.  New or increased government regulation of the food industry, including areas related to production processes, product quality, packaging, labeling, marketing, storage and distribution, and labor unions, could adversely impact the Company’s operating results by increasing production costs or restricting methods of operation and distribution. These regulations may address food industry or society factors, such as obesity, nutritional concerns and diet trends.  Sales of the Company’s products could be materially and adversely affected if new laws or regulations are passed that require the Company to alter the taste or composition of its products or impose other obligations on the Company.

We do not own the patents for the technology we use to manufacture our T.G.I. Friday’s®, BURGER KING TM  and Tato Skins® brand products.

The Company licenses technology from a third party in connection with the manufacture of its T.G.I. Friday’s®, BURGER KING TM and Tato Skins® brand products and has a royalty-bearing, exclusive right license to use the technology necessary to produce these products in the United States, Canada, and Mexico until such time the parties mutually agree to terminate the agreement.  Even though the patents for this technology expired December 26, 2006, in consideration for the use of this technology, the Company is required to make royalty payments to the third party on sales of products manufactured utilizing the technology until such termination date.  Since these patents expired, we no longer have exclusive rights to this technology and, as a result, may face additional competition that could adversely affect our revenues.  Moreover, competitors of the Company, certain of which may have significantly greater resources than the Company, may utilize different technology in the manufacture of products that are similar to those currently manufactured, or that may in the future be manufactured, by the Company.  The entry of any such products into the marketplace could have a material adverse effect on the Company’s sales of T.G.I. Friday’s®, BURGER KING TM  and Tato Skins® brand products, as well as any such future products.

The majority of our revenues are derived from a limited number of food brands.

The Company derives a substantial portion of its revenue from a limited number of snack food brands.  For the year ended December 25, 2010, 65% of the Company’s net revenues were attributable to the T.G.I. Friday’s® brand products, the Boulder CanyonTM Natural Foods brand products and Rader Farms® brand products.  A decrease in the popularity of these brands during any year could have a material adverse effect on the Company’s operating results.  Any impact to a licensed brand’s reputation could also lead to an impact on the Company’s other snack food products associated with that brand.  Decreased sales from any one of our key food brands without a corresponding increase in sales from other existing or newly introduced products would have a material adverse effect on the Company’s operating results.

We depend on a license agreement for the right to sell our T.G.I. Friday’s® brand.

For the year ended December 25, 2010, 29% of the Company’s net revenues were attributable to the T.G.I. Friday’s® brand products, which are manufactured and sold by the Company pursuant to a license agreement by and between the Company and T.G.I. Friday’s Inc. that expires in 2014.  Pursuant to the license agreement, the Company is subject to various requirements and conditions (including, without limitation, minimum sales targets).  The failure of the Company to comply with certain of such requirements and conditions could result in the early termination of the license agreement by T.G.I. Friday’s Inc.  Any termination of the T.G.I. Friday’s license agreement, whether at the expiration of its term or prior thereto, could have a material adverse effect on the Company’s operating results.

The loss of one of our major customers could have a material adverse effect on our business.

Costco accounted for 27% of the Company’s 2010 net revenues, with the remainder of the Company’s net revenues being derived from sales to a limited number of additional customers, either grocery chains or regional distributors, none of which individually accounted for more than 10% of the Company’s revenues for 2010.  A decision by any major customer to cease or substantially reduce its purchases could have a material adverse effect on the Company’s operating results.

The loss of certain key employees could adversely affect our business.

The Company’s success is dependent in large part upon the abilities of its executive officers, including Terry McDaniel, Chief Executive Officer, and Steve Weinberger, Chief Financial Officer.  The Company’s business strategy will challenge its executive officers, and the inability of such officers to perform their duties or the inability of the Company to attract and retain other highly qualified personnel could have a material adverse effect upon the Company’s operating results.

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

Unavailability of our necessary supplies, at reasonable prices, could adversely affect our operations.

The Company’s manufacturing costs are subject to fluctuations in the prices of potatoes, potato flakes, wheat flour, corn and oil as well as other ingredients of the Company’s products.  Potatoes, potato flakes, wheat flour and corn are widely available year-

round, and the Company uses a variety of oils in the production of its products.  Nonetheless, the Company is dependent on its suppliers to provide the Company with products and ingredients in adequate supply and on a timely basis.  The failure of certain suppliers to meet the Company’s performance specifications, quality standards or delivery schedules could have a material adverse effect on the Company’s operating results.  To the extent that product ingredients become scarce, substantially increase in price, or become unavailable or unavailable on commercially attractive terms, the Company’s operating results could be materially and adversely affected.  From time to time, the Company may lock in prices for raw materials, such as oils, as it deems appropriate, and such strategies may result in the Company paying prices for raw materials that are above market at the time of purchase.

We may incur substantial costs in order to market our snacks.

Successful marketing of snack products generally depends upon obtaining adequate retail shelf space for product display, particularly in supermarkets. Frequently, food manufacturers and distributors, such as the Company, incur additional costs in order to obtain additional shelf space. Whether or not the Company incurs such costs in a particular market is dependent upon a number of factors, including demand for the Company’s products, relative availability of shelf space and general competitive conditions. The Company may incur significant shelf space or other promotional costs as a necessary condition of entering into competition or maintaining market share in particular markets or stores. If incurred, such costs may have a material adverse effect on the Company’s operating results.

Our business may be adversely affected by oversupply of snack products at the wholesale and retail levels and seasonal fluctuations.

Profitability in the food product industry is subject to oversupply of certain snack products at the wholesale and retail levels, which can result in our products going out of date before they are sold.  The snack products industry is also seasonal.  Consumers tend to purchase our products at higher levels during the major summer holidays and also at times surrounding the major sporting events throughout the year.  Consumers also tend to purchase fresh berries while in season and therefore we see a decline in frozen berry revenue in the summer months.  Any of these seasonal effects may result in an oversupply or undersupply of our products.  Additionally, we may face seasonal price increases for raw materials.  Such seasonal costs could materially and adversely affect our operating results in any given quarter.

We may not be able to respond successfully to shifting consumer tastes.

Consumer preferences for snack foods are continually changing and are extremely difficult to predict.  The Company’s success depends in part on timely responding to current market trends and anticipating changing consumer tastes and dietary habits by developing and licensing new products and entering new markets.  The failure to adequately address changing consumer preferences could result in reduced demand for the Company’s products and have a material adverse affect the Company’s operating results.

Risks Related to the Rader Farms Business

Farming is subject to numerous inherent risks including changes in weather conditions or natural disasters that can have an adverse impact on crop production and materially affect our results of operations.

The Company, through its subsidiary Rader Farms, Inc., is subject to the risks that generally relate to the agricultural industry. Adverse changes in weather conditions and natural disasters, such as earthquakes, droughts, extreme cold or pestilence, may affect the planting, growing and delivery of crops, reduce sales stock, interrupt distribution, and have a material adverse impact on our business, financial condition and results of operations. Our competitors may be affected differently by such weather conditions and natural disasters depending on the location of their supplies or operations.

Revenues are derived from one brand; the loss or impairment of this brand may adversely effect operating results.

Rader Farms derives the majority of its revenue from the sales of one brand. In 2010, 36% of the Company’s net revenues were attributable to the berry products segment. A decrease in the popularity of frozen berries during any year could have a material adverse effect on the Company’s operating results.

Unavailability of purchased berries, at reasonable prices, could adversely affect operations.

The Company’s manufacturing costs are subject to fluctuations in the prices of certain commodity prices. Berries are not readily available year-round, therefore, the Company uses an individual quick frozen (IQF) technique to freeze the berries harvested for use during the year to meet processing demands. In addition to freezing our own home-grown berries, we also purchase a significant amount of berries from outside suppliers to meet customer demands. The Company is dependent on its suppliers to provide the Company with adequate supply and on a timely basis. The failure of certain suppliers to meet the Company’s performance specifications, quality standards or delivery schedules could have a material adverse effect on the Company’s operating results. To the extent that certain types of berries become scarce, substantially increase in price, or become unavailable or unavailable on commercially attractive terms, the Company’s operating results could be materially and adversely affected.

We may incur losses and costs as a result of product liability claims that may be brought against us or any product recalls we have to make.

The sale of food products for human consumption involves the risk of injury to consumers. Such hazards could result from: tampering by unauthorized third parties; product contamination (such as listeria, e-coli, and salmonella) or spoilage; the presence of foreign objects, substances, chemicals, and other agents; residues introduced during the growing, storage, handling or transportation phases; or improperly formulated products. Product liability and product recall insurance maintained by the Company may not be adequate to cover any loss or exposure for product liability, or such insurance may not continue to be available on terms acceptable to the Company. Any product liability claim not fully covered by insurance, as well as any adverse publicity from a product liability claim or product recall, could have a material adverse effect on the Company’s operating results.

Risks Related to Our Securities

The market price of our Common Stock is volatile.

The market price of our Common Stock has experienced a high level of volatility.  During fiscal 2010, the market price of our Common Stock (based on last reported sale price of the Common Stock on the Nasdaq Capital Market) ranged from a high of $4.45 per share to a low of $2.25 per share.  The last reported sales price of the Common Stock on the Nasdaq Capital Market on December 25, 2010 was $4.32 per share.

A significant amount of our Common Stock is controlled by a small number of shareholders, and the interests of such shareholders may conflict with those of other shareholders.

As of December 25, 2010, Capital Foods, LLC, an affiliate of our Board of Directors member Larry Polhill (“Capital Foods”), beneficially owned 22.9% of the Company’s outstanding shares, and Heartland Advisors, Inc. (“Heartland”) beneficially owned 16.6% of the Company’s outstanding shares.  Capital Foods and Heartland are hereinafter referred to collectively as the “Significant Shareholders.”  One or more of the Significant Shareholders could potentially adopt or support a plan to undertake a material change in the management or business of the Company.  Apart from transfer restrictions arising under applicable provisions of the securities laws, there are no restrictions on the ability of the Significant Shareholders to transfer any or all of their respective shares of Common Stock at any time.  One or more of such transfers could have the effect of transferring effective control of the Company, including to one or more parties not currently known to the Company.

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

The Company owns a farming, processing and storage facility located on 696 acres of land in Lynden, Washington, which is leased from the Uptrails Group LLC, owned by three members of the Rader family.  One of the three, Brad Rader, is a current employee of the Company and one of the others, Sue Rader, was a former owner of Rader Farms.  This lease commenced on the acquisition date and is effect until May 17, 2017.  Lease payments are $43,500 per month throughout the term of the lease.

The Company leases one-half of a 200,000 square foot facility in Bluffton, Indiana which is used as a distribution center.  The Company has entered into a lease, the initial term expiring in November 2006, with respect to the facility and has entered into the second of two three-year renewal options.  Current lease payments are approximately $32,500 per month.

The Company leases approximately 15,500 square feet of warehouse space in Phoenix, Arizona, which is used as a distribution center.  The lease expires March 31, 2013 and current lease payments are approximately $7,700 per month.

The Company also leases approximately 13,865 square feet of office space in Phoenix, Arizona, which is used as its corporate headquarters.  The lease expires April 1, 2017 and there were no required lease payments in 2010.  Our first required monthly lease payment of $13,500 is due on April 1, 2011.

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

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Effective February 18, 2011, the Company’s Common Stock is traded on the Nasdaq Global Market tier of the Nasdaq Stock Market under the symbol “SNAK.”  There were approximately 200 shareholders of record on March 25, 2011.  Prior to February 18, 2011, the Company’s Common Stock was traded on the Nasdaq Capital Market tier of the Nasdaq Stock Market under the symbol “SNAK.”  The Company believes the number of beneficial owners is substantially greater than the number of record holders because a large portion of the Common Stock is held of record in broker “street names.”

The Company has never declared or paid any dividends on the shares of Common Stock.  Management intends to retain any future earnings for the operation and expansion of the Company’s business and does not anticipate paying any dividends at any time in the foreseeable future.  Additionally, certain debt agreements of the Company limit the Company’s ability to declare and pay dividends.

The following table sets forth the range of high and low sale prices of the Company’s Common Stock as reported on the Nasdaq Capital Market for each quarter of the fiscal years ended December 25, 2010 and December 26, 2009.

	Sales Prices
Period of Quotation	High	Low
Fiscal 2009:
First Quarter	$1.97	$1.17
Second Quarter	$2.58	$1.31
Third Quarter	$3.03	$2.18
Fourth Quarter	$2.91	$2.29
Fiscal 2010:
First Quarter	$2.93	$2.25
Second Quarter	$4.00	$2.77
Third Quarter	$3.89	$2.67
Fourth Quarter	$4.45	$3.63

The information appearing under the heading “Securities Authorized for Issuance under Equity Compensation Plans” in the Company’s 2011 Proxy Statement is incorporated by reference in this section.

See Note 8 to our Financial Statements in this annual report for a summary of treasury stock repurchases and retirements.

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

Executive Overview

Inventure Foods, Inc. is a leading specialty food marketer and manufacturer of healthy/natural and indulgent specialty snack food brands.  The Company’s products are marketed under a strong portfolio of brands, including T.G.I. Friday’s®, Rader Farms®, Boulder CanyonTM, Poore Brothers®, BURGER KING TM , Jamba®, Bob’s Texas Style® and Tato Skins®.  T.G.I. Fridays®, BURGER KING TM and Jamba® are licensed brand names.  In 2010, T.G.I. Fridays® revenues comprised 29% of total net revenues, a 0.7% decrease from 2009.  We compliment our branded product retail sales with private label sales.  The majority of the Company’s revenues are attributable to external customers in the United States.  The Company does sell to external customers internationally in over 40 countries worldwide, however the revenues attributable to those customers are immaterial.

All of the Company’s assets are located in the United States and include manufacturing facilities in Arizona, Indiana and Washington.  The farming and processing and storage facility is located on 696 acres of land in Lynden, Washington, which is leased from the Uptrails Group, LLC, partially owned by one of the Company’s current employees and a former owner of Rader Farms.

2010 was a record year for the Company with net revenues of $134.0 million, a 10.7% increase over the prior year, and net income of $4.5 million, an 18.2% increase over the prior year.  The net income for 2010 equated to $0.25 per basic share and $0.24 per diluted share, compared with $0.21 per basic and diluted share in 2009.  Key focus areas are product innovation, including the launch of Jamba® All Natural Smoothies make-at-home kits, a variety of new snack products under the Boulder CanyonTM name, including the Rice and Adzuki Bean Artisan Snack chips and two hummus-flavored tortilla chips, and Rader Farms frozen berry snack packs.  These innovative new products are in line with the current consumer trends of healthy, natural foods and convenience packaging.

Key Trends

Consumer Trends

The snack industry has been heavily influenced by a proliferation of new flavors and health focused snacks, with a rapid increase in the number of low-fat, low-carb and all-natural and organic products.  Mainstream retailers such as Safeway have now created standalone natural and organic sections in their stores.  The Company believes the trend for healthier snacks will continue and will provide revenue growth opportunities for its Rader Farms® and Boulder CanyonTM products.  During the year, the Company invested heavily in Jamba® and Boulder CanyonTM brands.  The Company expects to increase brand investments, specifically for Jamba®, in 2011 to drive continued sales and earnings growth in the long term.  Also, given the current economic environment, more consumers are moving towards the discount channel, which continues to provide revenue growth opportunities for certain of the Company’s snack food brands.

Fluctuations in Commodity Prices and Distribution Costs

During 2011, the Company expects cost increases for raw materials and transportation.  The Company attempts to manage cost inflation risks by locking in prices through short-term supply contracts and advance commodity purchase agreements and by implementing cost savings measures.

Retailer Consolidation

The retail food environment continues to be influenced by consolidation as fewer large retailers, including Kroger, Safeway and Wal*Mart, are gaining a larger share of the grocery retail environment.  These retailers are also consolidating their regional buying operations into singular national operations to improve efficiency and increasing their emphasis on private label products.  These actions create opportunities for the Company because brands like T.G.I. Friday’s® and Boulder CanyonTM brand snack products are brands that can be sold effectively on a national basis and may provide additional private label manufacturing opportunities for the Company.

Results of Operations

The following discussion summarizes the significant factors affecting the consolidated operating results, financial condition, liquidity and capital resources of the Company.  This discussion should be read in conjunction with “Item 8.: Financial Statements and Supplementary Data” and the “Cautionary Statement Regarding Forward-Looking Statements” on page 3.  The Company’s operations consist of two reportable segments:  snack products and berry products.  The snack products segment includes manufactured potato chips, kettle chips, potato crisps, potato skins, pellet snacks and extruded product for sale primarily to snack food distributors and retailers.  This segment includes a limited number of snack food products purchased and sold through the Company’s local distribution network.  The berry product segment produces frozen fruit products, such as berries and smoothies for sale primarily to groceries and mass merchandisers.

Year ended December 25, 2010 compared to the year ended December 26, 2009

	2010		2009		Difference
(dollars in millions)	$	% of Rev	$	% of Rev	$	%
Net revenues	$134.0	100.0%	$121.0	100.0%	$13.0	10.7%
Cost of revenues	105.2	78.5	97.2	80.3	8.0	8.2
Gross profit	28.8	21.5	23.8	19.7	5.0	20.9
Selling, general and administrative expenses	21.5	16.0	16.7	13.8	4.7	28.1
Operating income	7.4	5.5	7.1	5.9	0.3	3.9
Interest expense, net	0.9	0.7	0.9	0.7	(0.0)	(0.0)
Income before income taxes	6.5	4.8	6.2	5.1	0.3	4.5
Income tax provision	2.0	1.5	2.4	2.0	(0.4)	(16.9)
Net income	$4.5	3.3%	$3.8	3.1%	$0.7	18.2%

For the fiscal year ended December 25, 2010, net revenues increased 10.7%, or $13.0 million, to $134.0 million compared with net revenues of $121.0 million for the previous fiscal year.  The snack segment revenue was $85.5 million, up $4.9 million and 6.1% from prior year.  The snack segment revenue growth was primarily driven by an increase of 61.6% for Boulder CanyonTM as a result of category growth, new distribution, success of new items and investment in marketing and people to support the brand.  Total snack segment pounds sold were up 13% for the year.  The berry segment revenue was $48.5 million, an increase of $8.1 million or 19.9%.   The berry segment revenue increase was a result of strong volume growth in both existing and new customers and the successful launch of our Jamba® All Natural Smoothies make-at-home kits, which contributed $3.4 million of net revenues in 2010.  Excluding Jamba® sales, the berry segment was up 11.4%, despite a double-digit price decrease in the fourth quarter of 2009 that remained in effect until we increased prices in the fourth quarter of 2010.  Market prices for berry products tend to reset after each harvest; therefore, the Company expects the current pricing to continue at least through the end of the 2011 harvest.  Total berry segment pounds sold were up 30% for the year.

Gross profit for 2010 increased $5.0 million or 20.9% to $28.8 million, and increased as a percentage of net revenues to 21.5% as compared to 19.7% in 2009.  Snack segment gross profit of $16.3 million increased $0.2 million or 1.0% and decreased as a percentage of net revenues to 19.1% as compared to 20.0% in 2009.  The slight increase in snack gross profit dollars was primarily driven by the increase in revenues offset by the increased depreciation expense driven by manufacturing equipment capital additions.  The berry segment gross profit of $12.5 million was up $4.8 million or 62.8%, and increased as a percentage of net revenues to 25.8% from 19.0%.  The increase in gross profit dollars was a result of increased sales volume and the higher value of our inventory reflecting higher berry market prices after the 2010 harvest.

Selling, general and administrative (“SG&A”) expenses were $21.5 million or 16.0% of net revenues for the year, an increase of $4.7 million versus 2009 and up 2.2 percentage points from 13.8% of net revenue last year.  The increase in SG&A expenses were primarily a result of increased sales and marketing expenses of approximately $3.0 million primarily due to investments in Jamba®

and Boulder CanyonTM including additional hiring, marketing and sampling expenses and increased sales commissions.  The increase in SG&A expenses is also due to the write off of $0.6 million in old trademarks.

The income tax provision of $2.0 million is $0.4 million and 16.9% less than the prior year.  The Company’s effective income tax expense rate was 31.0% in 2010 compared to 39.0% in 2009.  The change in the effective rate is due to the impact of research and development tax credits, including a catch-up of prior periods, of $0.4 million, representing a 6% reduction in the effective rate and domestic production activity deductions of $0.2 million, representing a 3% reduction in the effective rate.

Net income for 2010 was $4.5 million, representing a $0.7 million or 18.2% increase when compared to $3.8 million for 2009 as a result of the factors discussed above.  The net income for 2010 equated to $0.25 per basic share and $0.24 per diluted share, compared with $0.21 per basic and diluted share in 2009.

Liquidity and Capital Resources

Liquidity represents the Company’s ability to generate sufficient cash flows from operating activities to satisfy obligations as well as the Company’s ability to obtain appropriate financing.  Therefore, liquidity cannot be considered separately from capital resources that consist primarily of current and potentially available funds for use in achieving our objectives.  Currently, our liquidity needs arise primarily from working capital requirements, capital expenditures, and debt repayment.  Sufficient liquidity is expected to be available to enable us to meet these demands.  Net working capital was $20.6 million (a current ratio of 2.3:1) and $17.9 million (a current ratio of 2.3:1) at December 25, 2010 and December 26, 2009, respectively.

Operating Cash Flows

Net cash provided by operating activities was $7.1 million for the fiscal year ended December 25, 2010 and $3.0 million for the fiscal year ended December 26, 2009. The $4.1 million increase in cash provided by operating activities was primarily a result of favorable changes in working capital of $2.5 million and cash from operations of $1.5 million.  In 2010, the Company increased inventories by $4.4 million and accounts payable and accrued liabilities by $2.1 million, both primarily as a result of higher berry prices in 2010.  In 2010, accounts receivable also increased $0.8 million as a result of the increase in sales compared to the prior year.  In 2009, the Company increased inventories by $3.5 million, primarily attributable to the above average 2009 harvest yields at Rader Farms, and accounts receivable by $1.2 million as a result of increase in sales over 2008.

Investing Cash Flows

Net cash used in investing activities was $8.0 million in 2010 compared to $2.6 million in 2009.  Capital expenditures of $8.0 million in 2010 primarily relate to the purchase of manufacturing equipment of $6.6 million including the addition of extruder equipment in Bluffton, putting in a new packaging machine and product line at Rader Farms for our Jamba® smoothies and upgrading kettles in our Goodyear facility.  Additional capital expenditures in 2010 related to the purchase and preproduction costs of berry plants of $0.8 million and furniture and equipment of $0.6 million.  Capital expenditures of $2.6 million in 2009 primarily relate to manufacturing equipment of $1.8 million, building improvements of $0.6 million and office equipment of $0.2 million.  In 2011, we plan to spend $9.0 million in capital expenditures, primarily at our manufacturing facilities.  Capital expenditures are funded primarily by net cash flow from operating activities, cash on hand, and available credit from our credit facility.

Financing Cash Flows

Net cash provided by financing activities for fiscal year 2010 were $0.8 million compared to being flat in 2009.  The $0.8 million increase in net cash provided by financing activities is driven by additional capital lease obligations of $3.0 million to fund our extruder equipment in our Bluffton facility, partially offset by borrowing $2.5 million less on our revolving line of credit year over year.  The reduction of borrowings on our credit facility is due to additional cash generated from operations.  Furthermore, in 2009 the Company repurchased $0.5 million in treasury stock.

Debt and Capital Resources

The Company’s Goodyear, Arizona manufacturing and distribution facility is subject to a $1.4 million mortgage loan from Morgan Guaranty Trust Company of New York, which bears interest at 9.03% per annum and is secured by the building and the land on which it is located. The loan matures on July 1, 2012; however monthly principal and interest installments of $16,825 are determined based on a twenty-year amortization period.

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

To fund the acquisition of Rader Farms (the “Acquisition”) the Company entered into a Loan Agreement (the “Loan Agreement”) with U.S. Bank. Each of our subsidiaries is a guarantor of the Loan Agreement, which is secured by a pledge of all of the assets of our consolidated group. The borrowing capacity available to us under the Loan Agreement consists of notes representing:

•          a $15,000,000 revolving line of credit maturing on June 30, 2011; based on asset eligibility, there was $5.9 million of borrowing availability under the line of credit at December 25, 2010;

•          an equipment term loan, secured by the equipment acquired, subject to a $3.0 million mortgage loan from U.S. Bank, bears interest at the 30 day LIBOR plus 165 basis points. The loan matures in May, 2014 and monthly principal installments are $71,429 plus interest; and

•          a real estate term loan, secured by a leasehold interest in the real property we are leasing from the former owners of Rader Farms in connection with the Acquisition, subject to a $3.4 million real estate term loan from U.S. Bank, bears interest at the 30 day LIBOR plus 165 basis points. The interest rate associated with this debt instrument was fixed to 4.28% via an interest rate swap agreement with U.S. Bank in January 2008. The loan matures in July, 2017; however monthly principal and interest installments of $36,357 are determined based on a fifteen-year amortization period.

On March 21, 2011, the Company entered into an amended revolving line of credit with U.S. Bank extending our line from $15.0 million up to $25.0 million, maturing in July 2014.  The minimum fixed charge coverage ratio and maximum leverage ratio were modified and the minimum tangible net worth covenant was removed.  Aside from the covenant changes, the terms of the equipment term loan and real estate term loan were not materially modified.

All borrowings under the revolving line of credit will bear interest at either (i) the prime rate of interest announced by U.S. Bank from time to time or (ii) LIBOR, plus the LIBOR Rate Margin (as defined in the revolving credit facility note as adjusted). The term loan will bear interest at LIBOR, plus the LIBOR Rate Margin (as defined in the term loan note).

As is customary in such financings, U.S. Bank may terminate its commitments and accelerate the repayment of amounts outstanding and exercise other remedies upon the occurrence of an event of default (as defined in the Loan Agreement), subject, in certain instances, to the expiration of an applicable cure period. The agreement requires the Company to maintain compliance with certain financial covenants, including a minimum tangible net worth, a minimum fixed charge coverage ratio and a leverage ratio. At December 25, 2010, the Company was in compliance with all of the financial covenants.

Outlook

The Company believes that its current financing arrangement with U.S. Bank will provide adequate ability to finance future capital expenditures. We anticipate 2011 capital expenditures of approximately $9.0 million, funded through working capital and various purchase or leasing arrangements. Our plans are not expected to materially affect our financial ratios or liquidity.In connection with the implementation of the Company’s business strategy, discussed in detail in “Item 1: Business,” the Company may incur operating losses in the future and may require future debt or equity financings (particularly in connection with future strategic acquisitions, new brand introductions or capital expenditures).  Expenditures relating to acquisition-related integration costs, market and territory expansion and new product development and introduction may adversely affect promotional and operating expenses and consequently may adversely affect operating and net income.  These types of expenditures are expensed for accounting purposes as incurred, while revenue generated from the result of such expansion or new products may benefit future periods.  Management believes that the Company will generate positive cash flow from operations during the next twelve months, which, along with its existing working capital and borrowing facilities, will enable the Company to meet its operating cash requirements for the next twelve months.  The belief is based on current operating plans and certain assumptions, including those relating to the Company’s future revenue levels and expenditures, industry and general economic conditions and other conditions. For instance, if current general economic conditions continue or worsen, we believe that our sales forecasts may prove to be less reliable than they have in the past as consumers may change their buying habits with respect to snack food products. Unexpected price increases for commodities used in our snack products, or adverse weather conditions affecting our Rader Farms crop yield could also impact our financial condition.  If any of these factors change, the Company may require future debt or equity financings to meet its business requirements. Any required financings may not be available or, if available, may not be on terms attractive to the Company.

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

The Company does not have any off-balance sheet arrangements that are required to be disclosed pursuant to these regulations, other than those described in the Notes to Consolidated Financial Statements.  The Company does not have, nor does it engage in, transactions with any special purpose entities.  Other than an interest rate swap, the Company is not engaged in any derivative activities and had no forward exchange contracts outstanding at December 25, 2010.  In the ordinary course of business, the Company enters into operating lease commitments, purchase commitments and other contractual obligations.  These transactions are recognized in our financial statements in accordance with generally accepted accounting principles in the United States, and are more fully discussed below.

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

Goodwill and Trademarks.   Goodwill and trademarks are reviewed for impairment annually, or more frequently if impairment indicators arise.  Goodwill is required to be tested for impairment between the annual tests if an event occurs or circumstances change that more-likely-than-not reduce the fair value of a reporting unit below its carrying value.  The Company has concluded from its annual impairment testing performed in December that neither of our two reporting units were at risk of failing the impairment test in the near term, and we believe that there are no known risks for that conclusion to change at either of our reporting units.  Intangible assets with indefinite lives are required to be tested for impairment between the annual tests if an event occurs or circumstances change indicating that the asset might be impaired.  During 2010, the Company determined that the carrying values of two trademarks were fully impaired, and recorded a $0.6 million charge as a result.

Management believes that each of our remaining trademarks has the continued ability to generate cash flows indefinitely, and therefore each of our trademarks has been determined to have an indefinite life.  Management’s determination that these trademarks have indefinite lives includes an evaluation of historical cash flows and projected cash flows for each of these trademarks. The Company continues making investments to market and promote each of these brands, and management continues to believe that the market opportunities and brand extension opportunities will generate cash flows for an indefinite period of time. In addition, there are no legal, regulatory, contractual, economic or other factors to limit the useful life of these trademarks, and management intends to renew each of these trademarks, which can be accomplished at little cost.

Advertising and Promotional Expenses and Trade Spending.  The Company offers various sales incentive programs to customers and consumers, such as price discounts and coupons.  The recognition of expense for these programs involves the use of judgment related to performance and redemption estimates.  Estimates are based on historical experience and other factors.  Actual expenses may differ if the level of redemption rates and performance vary from our estimates.  The Company expenses production costs of advertising the first time the advertising takes place, except for cooperative advertising costs which are expensed when the related sales are recognized.  Costs associated with obtaining shelf space (i.e., “slotting fees”) are accounted for as a reduction of revenue in the period in which such costs are incurred by the Company.  Anytime the Company offers consideration (cash or credit) as a trade advertising or promotional allowance to a purchaser of products at any point along the distribution chain, the amount is accrued and recorded as a reduction in revenue.  Marketing programs that deal directly with the consumer, primarily consisting of in-store demonstrations/samples, are recorded as a marketing expense in selling, general and administrative expenses.  Further discussion of these marketing programs is expanded upon below:

•                  Demonstrations/Samples :   The Company periodically arranges in-store product demonstrations with club stores or grocery retailers.  Product demonstrations are conducted by independent third party providers designated by the various retailer or club chains.  During the in-store demonstrations the consumers in the stores receive small samples of our products, and consumers are not required to purchase our product in order to receive the sample. The cost of product used in the demonstrations, which is insignificant, and the fee we pay to the independent third party providers who conduct the in-store demonstrations are recorded as a sales and marketing expense in selling, general and administrative expenses.

•                  Sponsorship :   The Company is a national co-sponsor of American Rivers, a leading conservation organization protecting and restoring America’s rivers.  The Company donates a portion of each Boulder Canyon bag sold and is allowed to use the American Rivers mark on packaging and printed materials as well as directly promote products to members and river cleanup volunteers.

Income Taxes.  We estimate valuation allowances on deferred tax assets for the portions that we do not believe will be fully utilized based on projected earnings and usage.  Our effective tax rate is based on the level of income of our separate legal entities. Significant judgment is required in evaluating tax positions that affect the annual tax rate.  Unrecognized tax benefits for uncertain tax positions are established when, despite the fact that the tax return positions are supportable, we believe these positions may be challenged and the results are uncertain.  We adjust these liabilities in light of changing facts and circumstances.

Revenue Recognition.   In accordance with accounting principles generally accepted in the United States, the Company recognizes operating revenues upon shipment of products to customers provided title and risk of loss pass to its customers. In those instances where title and risk of loss does not pass until delivery, revenue recognition is deferred until delivery has occurred.  In our snack products segment, revenue for products sold through our local distribution network is recognized when the product is received by the retailer.  Provisions and allowances for sales returns, promotional allowances, coupon redemption and discounts are also recorded as a reduction of revenues in the Company’s consolidated financial statements.  These allowances are estimated based on a percentage of sales returns using historical and current market information.

Stock-Based Compensation.  We account for our stock options under the fair value method of accounting using a Black-Scholes valuation model to measure stock option fair values at the date of grant. Prior to May 2008, all stock option grants had a five year term. The fair value of these stock option grants is amortized to expense over the vesting period, generally three years for employees and one year for the Board of Directors.  In May 2008, the Company’s Board of Directors approved a ten year term for all future stock option grants.  The stock option grants have vesting periods of five years and one year for employees and Board of Director members, respectively.

Self-Insurance Reserves.  The Company is partially self-insured for the purposes of providing health care benefits to employees covered by its insurance plan.  The plan covers all full-time employees of the Company on the first day of the month after hiring date for salaried employees, and the first day of the month following the ninetieth day of service for hourly employees.  The plan covers the employee’s dependents, if elected by the employee.  The Company has contracted with an insurance carrier for stop loss coverage that commences when $75,000 in claims is paid annually for a covered participant.  In addition, the Company has contracted for aggregate stop loss insurance which provides coverage after the maximum amount paid by the Company exceeds approximately $1.5 million.   Estimated unpaid claims are included in accrued liabilities, and represent management’s best estimate of amounts that have not been paid prior to the year-end dates.  It is reasonably possible that the expense the Company will ultimately incur could differ.

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

Item 8.                    Financial Statements and Supplementary Data

Item 9.                    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.                 Controls and Procedures.

Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective for the purpose of providing reasonable assurance that the information required to be disclosed in the reports we file or submit under the Exchange Act of 1934 (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (2) is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

Management assessed the effectiveness of internal control over financial reporting as of December 25, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment and those criteria, management believes that we maintained effective internal control over financial reporting as of December 25, 2010.

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

Changes in Internal Control Over Financial Reporting

No change occurred in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the three months ended December 25, 2010 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

Item 9B.                 Other Information.

On March 21, 2011, the Company entered into an amended revolving line of credit with U.S. Bank extending our line from $15.0 million up to $25.0 million, maturing in July 2014.  The minimum fixed charge coverage ratio and maximum leverage ratio were modified and the minimum tangible net worth covenant was removed.  Aside from the covenant changes, the terms of the equipment term loan and real estate term loan were not materially modified.

PART III

Item 10.                 Directors, Executive Officers and Corporate Governance

Code of Ethics

Each of the Company’s directors, officers and employees are required to comply with the Inventure Foods, Inc. Code of Business Conduct and Ethics adopted by the Company.  The Code of Business Conduct and Ethics sets forth policies covering a broad range of subjects and requires strict adherence to laws and regulations applicable to the Company’s business.  The Company has also adopted a Financial Code of Ethics for its Chief Executive Officer, Chief Financial Officer and all other finance managers.  The Financial Code of Ethics supplements the Code of Business Conduct and Ethics and is intended to emphasize the importance of honest and ethical conduct in connection with the Company’s financial reporting obligations.  The Code of Business Conduct and Ethics and the Financial Code of Ethics are available on the Company’s website at www.inventurefoods.com, under the “Investors Relations” section’s “Governance Documents” caption.  Copies of these Codes may also be obtained, without charge, by any shareholder upon written request directed to the Secretary of the Company at 5415 East High Street, Suite 350, Phoenix, Arizona 85054.  The Company will post to its website any amendments to these Codes, or waiver from the provisions thereof, applicable to the Company’s directors or any principal executive officer, principal financial officer principal accounting officer or controller, or any person performing similar functions under an “Investors-Governance-Code of Business Conduct-Waivers” caption.

The information regarding Directors and Executive Officers appearing under the headings “Proposal 1: Election of Directors,” “Executive Officers,” “Meetings and Committees of the Board of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” of the Company’s 2011 Proxy Statement is incorporated by reference in this section.

Item 11.                 Executive Compensation

The information appearing under the headings “Director Compensation,” “Employment Agreements,” “Compensation Committee Report on Executive Compensation” and “Executive Officer Compensation” of the Company’s 2011 Proxy Statement is incorporated by reference in this section.

Item 12.                 Security Ownership of Beneficial Owners and Management and Related Stockholder Matters

The information appearing under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance Under Equity Compensation Plans” of the Company’s 2011 Proxy Statement is incorporated by reference in this section.

Item 13.                 Certain Relationships and Related Transactions, and Director Independence

The information appearing under the heading “Meetings and Committees of the Board of Directors” and “Certain Relationships and Related Transactions” of the Company’s 2011 Proxy Statement is incorporated by reference in this section.

Item 14.                 Principal Accounting Fees and Services

Information appearing under the heading “Independent Auditors” of the Company’s 2011 Proxy Statement is incorporated by reference in this section.

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

3.                 Exhibits required by Item 601 of Regulation S-K:

Exhibit Number		Description
3.1	—	Certificate of Incorporation of the Company filed with the Secretary of State of the State of Delaware on February 23, 1995. (1)
3.2	—	Certificate of Amendment to the Certificate of Incorporation of the Company filed with the Secretary of State of the State of Delaware on March 3, 1995. (1)
3.3	—	Certificate of Amendment to the Certificate of Incorporation of the Company filed with the Secretary of State of the State of Delaware on October 7, 1999. (1)
3.4	—	By-Laws of the Company (as amended and restated on January 11, 2005). (2)
3.5	—	Certificate of Amendment to the Certificate of Incorporation of the Company filed with the Secretary of State of the State of Delaware on May 24, 2006. (1)
3.6	—	Certificate of Amendment to the Certificate of Incorporation of the Company filed with the Secretary of State of the State of Delaware on May 20, 2010. (23)
4.1	—	Specimen Certificate for shares of Common Stock. (3)
10.10	—	Fixed Rate Note dated June 4, 1997, by and between La Cometa Properties, Inc. and Morgan Guaranty Trust Company of New York. (4)
10.11	—	Deed of Trust and Security Agreement dated June 4, 1997, by and between La Cometa Properties, Inc. and Morgan Guaranty Trust Company of New York. (4)
10.12	—	Guaranty Agreement dated June 4, 1997, by and between the Company and Morgan Guaranty Trust Company of New York. (4)
10.23	—

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

10.33	—	Commercial Lease Agreement, dated May 22, 2003, by and between the Company and Westland Park LLC (9)
10.34	—	Warehouse Services Agreement, dated June 30, 2003, by and between the Company and Customized Distribution Services, Inc. (9)
10.37 *	—	Form of Officer Nonstatutory Stock Option Agreement. (10)
10.40	—	Loan Agreement (Revolving Line of Credit Loan and Term Loan) dated August 19, 2005 between the Company and

U.S. Bank National Association. (11)
10.41	—	Security Agreement relating to the Loan Agreement dated August 19, 2005 between the Company and U.S. Bank National Association. (11)
10.42	—	$5 Million Promissory Note (Facility 1 — Revolving Line of Credit Loan) dated August 19, 2005 between the Company and U.S. Bank National Association. (11)
10.43	—	$756,603 Promissory Note (Facility 2 — Term Loan) dated August 19, 2005 between the Company and U.S. Bank National Association. (11)
10.44*	—	Executive Employment Agreement dated August 1, 2005 between the Company and Steven Sklar. (11)
10.45*	—	Restricted Stock Agreement dated August 1, 2005 between the Company and Steven Sklar. (11)
10.49*	—	Poore Brothers, Inc. Amended and Restated 2005 Equity Incentive Plan. (12)
10.50*	—	Form of Director Nonstatutory Stock Option Agreement — Amended and Restated 2005 Equity Incentive Plan. (13)
10.51*	—	Form of Employee Incentive Stock Option Agreement — Amended and Restated 2005 Equity Incentive Plan. (13)
10.52*	—	Executive Employment Agreement by and between Poore Brothers, Inc. and Eric J. Kufel, dated as of February 14, 2006. (14)
10.53*	—	Executive Employment Agreement by and between Poore Brothers, Inc. and Terry McDaniel, dated as of April 17, 2006. (15)
10.54	—	Commercial Lease Agreement, dated May 8, 2006, by and between the Company and B.G. Associates, Inc. (16)
10.57*	—	Executive Employment Agreement by and between the Company and Steve Weinberger, dated as of July 27, 2006. (17)
10.58*	—	The Inventure Group, Inc. Deferred Compensation Plan. (18)
10.59	—	Asset Purchase Agreement dated as of May 17, 2007, by and among Rader Farms Acquisition Corp., Rader Farms, Inc. and the Company Shareholders named therein. (19)
10.60	—	Agricultural Ground Lease dated as of May 17, 2007, by and among Lyle Rader, Sue Rader, Brad Rader, Julie Newell and Rader Farms Acquisition Corp. (19)
10.61	—	Loan Agreement (Revolving Line of Credit and Term Loan) dated as of May 16, 2007, by and between The Inventure Group, Inc. and U.S. Bank, National Association. (19)
10.62	—	Promissory Note (Facility 1 — Revolving Line of Credit Loan) dated May 16, 2007, by The Inventure Group, Inc. in favor of U.S. Bank, National Association. (19)
10.63	—	Promissory Note (Facility 2 — Term Loan) dated May 16, 2007, by The Inventure Group, Inc. in favor of U.S. Bank, National Association. (19)
10.64	—

Security Agreement (Blanket — All Business Assets) dated as of May 16, 2007, by and among between The Inventure Group, Inc., La Cometa Properties, Inc., Poore Brothers Bluffton, LLC, Tejas PB Distributing, Inc., Boulder Natural Foods, Inc., BN Foods, Inc., Rader Farms Acquisition Corp. and U.S. Bank, National Association. (19)

10.65	—	Term Loan Agreement dated as of June 28, 2007, by and between The Inventure Group, Inc. and U.S. Bank, National Association. (19)
10.66	—	Promissory Note Secured by Deed of Trust (Term Loan) dated June 28, 2007, by The Inventure Group, Inc. in favor of U.S. Bank, National Association. (19)
10.67	—	Deed of Trust dated June 28, 2007, by and between Rader Farms Acquisition Corp. and U.S. Bank National Association. (19)
10.68*	—	Letter Agreement effective as of May 19, 2008, by and between the Company and Eric J. Kufel. (20)
10.69*	—	Form of Employee Restricted Stock Award Agreement — Amended and Restated 2005 Equity Incentive Plan. (21)
10.70*	—	Form Amendment of Stock Option Agreement. (24)
10.71*	—	Form Executive Stock Option Agreement - Amended and Restated 2005 Equity Incentive Plan. (24)
10.72*	—	Form Performance Share Restricted Stock Award Agreement — Amended and Restated 2005 Equity Incentive Plan. (25)
10.73*	—	2011 Bonus Plan. (26)
10.74*		Executive Employment Agreement by and between the Company and Richard Suchenski, dated as of June 21, 2010. (27)
10.75*	—	Form of Director Restricted Stock Award Agreement — Amended and Restated 2005 Equity Incentive Plan. (27)
10.76	—	Loan Modification and Extension Agreement (Revolving Line of Credit and Term Loan) dated as of March 21, 2011, by and between Inventure Foods, Inc. and U.S. Bank, National Association. (27)
10.77	—	Amended and Restated Promissory Note (Facility 1 - Revolving Line of Credit Loan) dated as of March 21, 2011, by and between Inventure Foods, Inc. and U.S. Bank, National Association (27)
10.78	—

Amendment to Leasehold Deed of Trust with Assignment of Rents, Security Agreement, and Fixture Filing and Memorandum of Modification dated as of March 21, 2011, by and between Inventure Foods, Inc. and U.S. Bank, National Association (27)

10.79	—	Amended and Restated Security Agreement (Blanket-All Business Assets), dated as of March 21, 2011, by and between Inventure Foods, Inc. and U.S. Bank, National Association. (27)

21.1	—	List of Subsidiaries of the Company. (22)
23.1	—	Consent of Moss Adams LLP (27)
31.1	—	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15(d)-14(a). (27)

31.2	—	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15(d)-14(a) (27)
32	—	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (27)

*            Management compensatory plan or arrangement.

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on May 23, 2006.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 12, 2005.
(3)	Incorporated by reference to the Company’s Registration Statement on Form SB-2, Registration No. 333-5594-LA.
(4)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 1997.
(5)	Incorporated by reference to the Company’s definitive Proxy Statement on Schedule 14A filed with the Commission on September 19, 1999.
(6)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 1999.
(7)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2001.
(8)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2001.
(9)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 27, 2003.
(10)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 25, 2004.
(11)	Incorporated by reference to the to the Company’s Quarterly Report on 10-Q for the quarter ended October 1, 2005.
(12)	Incorporated by reference to the Company’s definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on April 18, 2008.
(13)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.
(14)	Incorporated by reference to the Company’s Current Report on Form 8-K/A filed on February 16, 2006.
(15)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 17, 2006.
(16)	Incorporated by reference to the Company’s Quarterly Report on 10-Q for the quarter ended April 1, 2006.
(17)	Incorporated by reference to the Company’s Current Report on Form 8-K fild on July 27, 2006.
(18)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 23, 2007.
(19)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.
(20)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on May 9, 2008.
(21)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 27, 2009.
(22)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2007.
(23)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on May 24, 2010.
(24)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 22, 2010.
(25)	Incorporated by reference to the Company’s Current Report on Form 10-Q filed on August 10, 2010.
(26)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 17, 2011.
(27)	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 25, 2011	INVENTURE FOODS, INC.

	By:	/s/ Terry McDaniel
Terry McDaniel
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Terry McDaniel	Chief Executive Officer and Director	March 25, 2011
Terry McDaniel	(Principal Executive Officer)

/s/ Steve Weinberger	Chief Financial Officer, Secretary & Treasurer	March 25, 2011
Steve Weinberger	(Principal Financial and Accounting Officer)

/s/ Itzhak Reichman	Chairman and Director	March 25, 2011
Itzhak Reichman

/s/ Larry Polhill	Director	March 25, 2011
Larry Polhill

/s/ Ashton D. Asensio	Director	March 25, 2011
Ashton D. Asensio

/s/ Mark S. Howells	Director	March 25, 2011
Mark S. Howells

/s/ Macon Bryce Edmonson	Director	March 25, 2011
Macon Bryce Edmonson

/s/ Ronald Kesselman	Director	March 25, 2011
Ronald Kesselman

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Inventure Foods, Inc.
Phoenix, Arizona

We have audited the accompanying consolidated balance sheets of Inventure Foods, Inc. and subsidiaries (the “Company”) as of December 25, 2010 and December 26, 2009 and the related consolidated statements of operations, stockholders’ equity and comprehensive income and cash flows for each of the years in the two-year period ended December 25, 2010. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements referred to above present fairly, in all material respects, the financial position of Inventure Foods, Inc. as of December 25, 2010 and December 26, 2009, and the results of their operations and their cash flows for each of the years in the two-year period ended December 25, 2010, in conformity with accounting principles generally accepted in the United States of America.

/s/ MOSS ADAMS LLP

Scottsdale, Arizona
March 25, 2011

INVENTURE FOODS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 25, 2010	December 26, 2009
ASSETS
Current assets:
Cash and cash equivalents	$980,547	$1,102,689
Accounts receivable, net of allowance for doubtful accounts of $109,142 in 2010 and $101,076 in 2009	11,703,056	10,884,986
Inventories	21,814,930	17,445,163
Deferred income tax asset	621,801	651,761
Other current assets	1,295,837	1,045,797
Total current assets	36,416,171	31,130,396

Property and equipment, net	28,007,869	23,734,921
Goodwill	11,616,225	11,616,225
Trademarks and other intangibles, net	2,075,160	2,757,161
Other assets	705,442	596,157
Total assets	$78,820,867	$69,834,860

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,707,475	$6,751,612
Accrued liabilities	6,452,845	5,314,180
Current portion of long-term debt	1,692,193	1,204,475
Total current liabilities	15,852,513	13,270,267

Long-term debt, less current portion	11,567,800	10,037,902
Line of credit	9,096,892	9,870,590
Deferred income tax liability	3,337,290	3,077,343
Interest rate swaps	649,389	452,292
Other liabilities	527,325	219,903
Total liabilities	41,031,209	36,928,297

Commitments and contingencies (Notes 7 and 11)

Shareholders’ equity:

Common stock, $.01 par value; 50,000,000 shares authorized; 18,372,824 and 18,255,600 shares issued and outstanding at December 25, 2010 and December 26, 2009, respectively	183,729	182,557
Additional paid-in capital	26,557,191	26,025,511
Accumulated other comprehensive loss	(306,902)	(188,429)
Retained earnings	11,826,835	7,358,119
	38,260,853	33,377,758
Less : treasury stock, at cost: 367,957 shares at December 25, 2010 and December 26, 2009	(471,195)	(471,195)
Total shareholders’ equity	37,789,658	32,906,563
Total liabilities and shareholders’ equity	$78,820,867	$69,834,860

The accompanying notes are an integral part of these consolidated financial statements.

INVENTURE FOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	December 25, 2010	December 26, 2009

Net revenues	$133,987,442	$121,011,309

Cost of revenues	105,181,340	97,189,028

Gross profit	28,806,102	23,822,281

Selling, general and administrative expenses	21,452,007	16,746,148

Operating income	7,354,095	7,076,133

Interest expense, net	(877,624)	(878,807)

Income before income tax provision	6,476,471	6,197,326

Income tax provision	(2,007,755)	(2,415,687)

Net income	$4,468,716	$3,781,639

Earnings per common share:
Basic	$0.25	$0.21
Diluted	$0.24	$0.21

Weighted average number of common shares:
Basic	17,923,685	17,955,165
Diluted	18,546,486	18,239,380

The accompanying notes are an integral part of these consolidated financial statements.

INVENTURE FOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive	Treasury
	Shares	Amount	Capital	Earnings	Income (Loss)	Stock, at Cost	Total

Balance, December 27, 2008	18,252,386	$182,525	$25,740,911	$3,576,480	$(448,610)	$—	$29,051,306
Net income				3,781,639			3,781,639
Other comprehensive income, net of tax	—	—	—	—	260,181	—	260,181
Total comprehensive income							4,041,820

Restricted stock and related compensation expense	—	—	41,360	—	—	—	41,360
Stock-based compensation expense	—	—	242,382	—	—	—	242,382
Purchase of treasury stock, at cost	—	—	—	—	—	(471,195)	(471,195)
Exercise of stock options and issuance of restricted stock	3,214	32	858				890
Balance, December 26, 2009	18,255,600	$182,557	$26,025,511	$7,358,119	$(188,429)	$(471,195)	$32,906,563
Net income				4,468,716			4,468,716
Other comprehensive loss, net of tax	—	—	—	—	(118,473)	—	(118,473)
Total comprehensive income							4,350,243

Restricted stock and related compensation expense	—	—	288,401	—	—	—	288,401
Stock-based compensation expense	—	—	244,451	—	—	—	244,451
Exercise of stock options and issuance of restricted stock	117,224	1,172	(1,172)				—
Balance, December 25, 2010	18,372,824	$183,729	$26,557,191	$11,826,835	$(306,902)	$(471,195)	$37,789,658

The accompanying notes are an integral part of these consolidated financial statements.

INVENTURE FOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	December 25, 2010	December 26, 2009
Cash flows provided by operating activities:
Net income	$4,468,716	$3,781,639
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,862,095	3,413,943
Amortization	62,442	62,442
Impairment of trademark	640,000	—
Provision for bad debts	8,067	95,994
Deferred income taxes	289,907	728,095
Share-based compensation expense	244,451	242,382
Restricted stock compensation expense	288,401	41,360
Loss on disposition of equipment	25,380	—
Change in assets and liabilities:
Accounts receivable	(826,136)	(1,213,230)
Inventories	(4,369,767)	(3,465,637)
Other assets and liabilities	290,551	(545,787)
Accounts payable and accrued liabilities	2,094,528	(119,356)
Net cash provided by operating activities	7,078,635	3,021,845
Cash flows used in investing activities:
Purchase of land, building and equipment	(8,030,153)	(2,600,805)
Net cash used in investing activities	(8,030,153)	(2,600,805)
Cash flows provided by (used in) financing activities:
Net borrowings on line of credit	(773,698)	1,681,600
Proceeds from issuance of restricted stock	—	890
Payments made on capital lease obligations	(143,801)	—
Proceeds from lender for capital lease financing	2,953,315	—
Payments made on long term debt	(1,206,440)	(1,213,213)
Treasury stock purchases	—	(471,195)
Net cash provided by (used in) financing activities	829,376	(1,918)
Net (decrease) increase in cash and cash equivalents	(122,142)	419,122
Cash and cash equivalents at beginning of year	1,102,689	683,567
Cash and cash equivalents at end of year	$980,547	$1,102,689

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$889,533	$864,725
Cash paid during the period for income taxes	1,597,330	2,115,600

Supplemental disclosures of non-cash investing and financing transactions:
Capital lease obligations incurred for the acquisition of property and equipment	$129,303	$—

The accompanying notes are an integral part of these consolidated financial statements.

INVENTURE FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Organization, Business and Summary of Significant Accounting Policies:

Inventure Foods, Inc., a Delaware corporation (the “Company”), is a $130+ million leading marketer and manufacturer of healthy/natural and indulgent specialty snack food brands. The Company changed its name in May 2010 to Inventure Foods, Inc. from The Inventure Group, Inc. to emphasize its focus as an innovative food maker and manufacturer.  The Company is headquartered in Phoenix, Arizona with plants in Arizona, Indiana and Washington.  The Company’s executive offices are located at 5415 East High Street, Suite 350, Phoenix, Arizona 85054, and its telephone number is (623) 932-6200.

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

In the healthy/natural portfolio, products include Rader Farms frozen berries, Boulder Canyon Natural Foods™ brand kettle cooked potato chips, and Jamba® branded blend-and-serve smoothie kits under license from Jamba Juice Company.  In the Indulgent Specialty category, products include TGI Friday’s® brand snacks under license from TGI Friday’s Inc., BURGER KING™  brand snack products under license from Burger King Corporation, Poore Brothers® kettle cooked potato chips, Bob’s Texas Style® kettle cooked chips, and Tato Skins® brand potato snacks.   The Company also manufactures private label snacks for certain grocery retail chains and distributes snack food products in Arizona that are manufactured by others.

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

The Company’s fiscal year ends on the last Saturday occurring in the month of December of each calendar year.  Accordingly, fiscal 2010 commenced December 27, 2009 and ended December 25, 2010.  The fiscal year end dates result in an additional week of results every five or six years.

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

In addition, the Company grows, processes and markets premium berry blends, raspberries, blueberries, and rhubarb and purchases marionberries, cherries, cranberries, strawberries, and other fruits from a select network of fruit growers for resale.  The fruit is processed, frozen and packaged for sale and distribution nationally to wholesale customers under the Rader Farms® brand, as well as through store brands.  In 2009, the Company entered into a license agreement with Jamba Juice Company and launched in 2010 a line of Jamba® branded blend-and-serve smoothie kits with all natural vitamin and mineral boosts and a variety of fresh-frozen, whole fruit pieces, including raspberries and blueberries from Rader Farms.

Principles of Consolidation

The consolidated financial statements include the accounts of Inventure Foods, Inc. and all of its wholly owned subsidiaries.  All significant intercompany amounts and transactions have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  The Company routinely evaluates its estimates, including those related to accruals for customer programs and incentives, product returns, bad debts, income taxes, long-lived assets, inventories, stock based compensation, interest rate swap valuations, accrued broker commissions and contingencies.  The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances.  Actual results could differ from those estimates.

Reclassifications

Certain 2009 amounts have been reclassified to conform to the 2010 presentation.  Specifically, we reclassified $9.9 million line of credit balance from current liabilities to long-term liabilities on the Company’s consolidated balance sheets.  In addition, the Company’s previously reported distributed products segment is now included in the Company’s Snack Products segment. See Footnote 10 “Business Segments and Significant Customers.”

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

At December 25, 2010 and December 26, 2009, the carrying value of cash, accounts receivable, accounts payable and accrued liabilities approximate fair values since they are short-term in nature.  The carrying value of the long-term debt approximates fair-value based on the borrowing rates currently available to the Company for long-term borrowings with similar terms.

	Fair Value at December 25, 2010
	Level 1	Level 2	Level 3	Total
Liabilities:
Interest rate swaps		$649,389		$649,389

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

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market.  The Company identifies slow moving or obsolete inventories and estimates appropriate write-down provisions related thereto.  If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.  In the ordinary course of business, the Company manages price and supply risk of commodities by entering into various short-term purchase arrangements with its vendors.

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

Intangible Assets

Goodwill and trademarks are reviewed for impairment annually or more frequently if impairment indicators arise. Goodwill, by reporting unit, is required to be tested for impairment between the annual tests if an event occurs or circumstances change that more-likely-than-not reduces the fair value of a reporting unit below its carrying value. The Company has concluded from its annual impairment testing performed in December that neither of our two reporting units were at risk of failing the impairment test in the near term, and we believe that there are no known risks for that conclusion to change at either of our reporting units.  Intangible assets with indefinite lives are required to be tested for impairment between the annual tests if an event occurs or circumstances change indicating

that the asset might be impaired.   Amortizable intangible assets are amortized using the straight-line method over their estimated useful lives, which is the estimated period over which economic benefits are expected to be provided.

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

During 2010, the Company determined that the carrying values of two trademarks were fully impaired, and recorded a $0.6 million charge as a result.

See Footnote 2 “Goodwill, Trademarks, and Other Intangible Assets” for additional information.

Self-Insurance Reserves

The Company is partially self-insured for the purposes of providing health care benefits to employees covered by its insurance plan.  The plan covers all full-time employees of the Company on the first day of the month after hiring date for salaried employees, and the first day of the month following the ninetieth day of service for hourly employees.  The plan covers the employee’s dependents, if elected by the employee.  The Company has contracted with an insurance carrier for stop loss coverage that commences when $75,000 in claims is paid annually for a covered participant.  In addition, the Company has contracted for aggregate stop loss insurance which provides coverage after the maximum amount paid by the Company exceeds approximately $1.5 million.   Estimated unpaid claims included in accrued liabilities amount to $221,742 and $187,774 at December 25, 2010 and December 26, 2009 respectively.   These amounts represents management’s best estimate of amounts that have not been paid prior to the year-end dates.  It is reasonably possible that the expense the Company will ultimately incur could differ.

Revenue Recognition

In accordance with accounting principles generally accepted in the United States, the Company recognizes operating revenues upon shipment of products to customers provided title and risk of loss pass to its customers. In those instances where title and risk of loss does not pass until delivery, revenue recognition is deferred until delivery has occurred.  Revenue for direct store delivery distributed products is recognized when the product is received by the retailer.  Provisions and allowances for sales returns, promotional allowances and discounts are recorded as a reduction of revenues in the Company’s consolidated financial statements.

Advertising and Promotional Expenses and Trade Spending.

The Company expenses production costs of advertising the first time the advertising takes place, except for cooperative advertising costs which are expensed when the related sales are recognized. Costs associated with obtaining shelf space (i.e., “slotting fees”) are accounted for as a reduction of revenue in the period in which such costs are incurred by the Company. Anytime the Company offers consideration (cash or credit) as a trade advertising or promotional allowance to a purchaser of products at any point along the distribution chain, the amount is accrued and recorded as a reduction in revenue when the transaction occurs.  Marketing programs that deal directly with the consumer, primarily consisting of in-store demonstration/samples, are recorded as a marketing expense in selling, general and administrative expenses. Further discussion of these marketing programs is expanded upon below:

•      Demonstrations/Samples:    The Company will periodically arrange in-store product demonstrations with club stores or grocery retailers. Product demonstrations are conducted by independent third party providers designated by the various retailer or club chains. During the in-store demonstrations the consumers in the stores receive small samples of our products, and consumers are not required to purchase our product in order to receive the sample. The cost of product used in the demonstrations, which is insignificant, and the fee paid to the independent third party providers who conduct the in-store demonstrations are recorded as a sales and marketing expense in selling, general and administrative expenses.

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

It is the Company’s policy to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. The Company does not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest or penalties recorded during the years ended December 25, 2010 and December 26, 2009.

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Company’s U.S. federal income tax returns for years 2007 through 2010 remain open to examination by the Internal Revenue Service. The Company’s state tax returns for years 2006 through 2010 remain open to examination by the state jurisdictions.

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

Compensation costs related to all share-based payment arrangements, including employee stock options, are recognized in the financial statements based on the fair value method of accounting. Excess tax benefits related to share-based payment arrangements are classified as cash inflows from financing activities and cash outflows from operating activities.

See Footnote 8 “Shareholder’s Equity” for additional information.

Earnings Per Common Share

Basic earnings per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is calculated by including all dilutive common shares such as stock options and restricted stock. The total stock options outstanding of 2,145,500 and restricted shares outstanding of 364,353 were excluded from the weighted average per share calculation for the year ended December 25, 2010 because inclusion of such would be anti-dilutive.  The total stock options outstanding of 2,130,500 and restricted shares outstanding of 124,353 were excluded from the weighted average per share calculation for the year ended December 26, 2009 because inclusion of such would be anti-dilutive.  Exercises of outstanding stock options or warrants are assumed to occur for purposes of calculating diluted earnings per share for periods in which their effect would not be anti-dilutive. Earnings per common share was computed as follows for the years ended December 25, 2010 and December 26, 2009:

	2010	2009
Basic Earnings Per Common Share:
Net income	$4,468,716	$3,781,639

Weighted average number of common shares	17,923,685	17,955,165
Earnings per common share	$0.25	$0.21

Diluted Earnings Per Common Share:
Net income	$4,468,716	$3,781,639

Weighted average number of common shares	17,923,685	17,955,165
Incremental shares from assumed conversions - stock options and restricted stock	622,801	284,215
Adjusted weighted average number of common shares	18,546,486	18,239,380

Earnings per common share	$0.24	$0.21

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

Recent Accounting Pronouncements

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

In June 2009, the FASB issued a new standard that changed the definition of a variable interest entity (“VIE”), contained new criteria for determining the primary beneficiary of a VIE, required enhanced disclosures to provide more information about a company’s involvement in a VIE and increased the frequency of required reassessments to determine whether a company is the primary beneficiary of a VIE. The adoption of this standard at the beginning of the fiscal 2010 had no impact on the Company’s financial position, results of operations or cash flows.

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

2.     Goodwill, Trademarks, and Other Intangible Assets:

Goodwill, trademarks and other intangibles, net consisted of the following as of December 25, 2010 and December 26, 2009:

	Estimated Useful Life	December 25, 2010	December 26, 2009
Goodwill:
Inventure Foods, Inc.		$5,986,252	$5,986,252
Rader Farms, Inc.		5,629,973	5,629,973

Total goodwill		$11,616,225	$11,616,225

Trademarks:
Inventure Foods, Inc.		$895,659	$1,535,659
Rader Farms, Inc.		1,070,000	1,070,000

Other intangibles:
Rader - Covenant-not-to-compete, gross carrying amount	5 years	160,000	160,000
Rader - Covenant-not-to-compete, accum. amortization		(114,681)	(82,676)
Rader - Customer relationship, gross carrying amount	10 years	100,000	100,000
Rader - Customer relationship, accum. amortization		(35,818)	(25,822)

Total trademarks and other intangibles, net		$2,075,160	$2,757,161

The weighted average useful life of amortizable intangible assets is 6.92 years.  The trademarks are deemed to have an indefinite useful life because they are expected to generate cash flows indefinitely.  Amortization expense for the years ending December 25, 2010 and December 26, 2009 was $42,001 and $41,999, respectively. As of December 25, 2010, we expect amortization expense on these intangible assets over the next five years to be as follows:

2011	$42,000
2012	$23,319
2013	$10,000
2014	$10,000
2015	$10,000

Goodwill and trademarks are reviewed for impairment annually in the fourth fiscal quarter, or more frequently if impairment indicators arise. Goodwill is required to be tested for impairment between the annual tests if an event occurs or circumstances change that more-likely-than-not reduces the fair value of a reporting unit below its carrying value. Intangible assets with indefinite lives are required to be tested for impairment between the annual tests if an event occurs or circumstances change indicating that the asset might be impaired.  During the fourth quarter of 2010, the Company determined the carrying values of two trademarks were impaired utilizing a discounted cash flow analysis, and recorded a $0.6 million charge to write off the trademarks.  This expense is recorded in “Selling, general, and administrative expenses” on the Company’s Consolidated Statements of Income.  The Company believes the carrying values of its intangible assets are appropriate after recognition of the trademark impairment.

3.       Accrued Liabilities:

Accrued liabilities consisted of the following as of December 25, 2010 and December 26, 2009:

	2010	2009
Accrued payroll and payroll taxes	$1,697,932	$1,635,564
Accrued royalties and commissions	732,817	809,095
Accrued advertising and promotion	1,049,888	1,327,021
Accrued other	2,972,208	1,542,500
	$6,452,845	$5,314,180

4.     Inventories:

Inventories consisted of the following as of December 25, 2010 and December 26, 2009:

	2010	2009
Finished goods	$6,576,130	$5,558,696
Raw materials	15,238,800	11,886,467
	$21,814,930	$17,445,163

5.     Property and Equipment:

Property and equipment consisted of the following as of December 25, 2010 and December 26, 2009:

	Useful Lives	2010	2009
Buildings and improvements	20 – 30 years	$12,341,082	$11,371,130
Equipment	7 – 15 years	31,759,078	25,278,715
Land	—	346,506	346,506
Vehicles	5 years	46,128	61,689
Furniture and office equipment	2 – 5 years	5,035,441	4,382,689
		49,528,235	41,440,729
Less accumulated depreciation and amortization		(21,520,366)	(17,705,808)
		$28,007,869	$23,734,921

The total cost of equipment and furniture and office equipment included in the table above held under capital lease obligations was $3.6 million and $0.04 million as of December 25, 2010 and December 26, 2009, respectively.  Depreciation expense, including amortization of property under capital leases, for fiscal years 2010 and 2009 was $3.9 million and $3.4 million, respectively.

6.     Long-Term Debt and Line of Credit:

Long-term debt consisted of the following as of December 25, 2010 and December 26, 2009:

	December 25, 2010	December 26, 2009
Mortgage loan due monthly through July, 2012; interest at 9.03%; collateralized by land and building in Goodyear, AZ	$1,447,228	$1,515,079
Mortgage loan due monthly through December, 2016; interest rate at 30 day LIBOR plus 165 basis points, fixed through a swap agreement to 6.85%; collateralized by land and building in Bluffton, IN	2,152,254	2,220,877
Equipment term loan due monthly through May, 2014; interest at LIBOR plus 165 basis points; collateralized by equipment at Rader Farms in Lynden, WA	3,000,000	3,857,143
Real Estate term loan due monthly through July, 2017; interest at LIBOR plus 165 basis points; fixed through a swap agreement to 4.28%; secured by a leasehold interest in the real property in Lynden, WA	3,430,943	3,612,125
Capital lease obligations	3,224,056	—
Vehicle term loan and other miscellaneous loans due in various monthly installments through February, 2011; collateralized by vehicles	1,141	29,868
Office Equipment leases due June 2012	4,371	7,285
	13,259,993	11,242,377
Less current portion of long-term debt	(1,692,193)	(1,204,475)
Long-term debt, less current portion	$11,567,800	$10,037,902

Annual maturities of long-term debt as of December 25, 2010 are as follows:

Year	Capital Lease Obligations	Debt
2011	$565,609	$1,203,390
2012	565,609	2,517,998
2013	565,609	1,165,315
2014	561,687	759,186
2015	533,714	354,632
Thereafter	934,000	4,035,416
Subtotal	3,726,228	10,035,937
Less: Amount representing interest	(502,172)	—
Total	$3,224,056	$10,035,937

To fund the acquisition of Rader Farms the Company entered into a Loan Agreement (the “Loan Agreement”) with U.S. Bank. Each of our subsidiaries is a guarantor of the Loan Agreement, which is secured by a pledge of all of the assets of our consolidated group. The borrowing capacity available to us under the Loan Agreement consists of notes representing:

•          a $15.0 million revolving line of credit maturing on June 30, 2011; $9.1 million was outstanding at December 25, 2010. Based on eligible assets, there was $5.9 million of borrowing availability under the line of credit at December 25, 2010.  All borrowings under the revolving line of credit will bear interest at either (i) the prime rate of interest announced by U.S.

Bank from time to time or (ii) LIBOR, plus the LIBOR Rate Margin (as defined in the revolving credit facility note as adjusted). The rate was 3.86% at December 25, 2010.

•          Equipment term loan due May 2014 noted above.

•          Real estate term loan due July 2017 noted above.

On March 21, 2011, the Company entered into an amended revolving line of credit with U.S. Bank extending our line from $15.0 million up to $25.0 million, maturing in July 2014.  The minimum fixed charge coverage ratio and maximum leverage ratio were modified and the minimum tangible net worth covenant was removed.  Aside from the covenant changes, the terms of the equipment term loan and real estate term loan were not materially modified.

As is customary in such financings, U.S. Bank may terminate its commitments and accelerate the repayment of amounts outstanding and exercise other remedies upon the occurrence of an event of default (as defined in the Loan Agreement), subject, in certain instances, to the expiration of an applicable cure period. The agreement requires the Company to maintain compliance with certain financial covenants, including a minimum tangible net worth, a minimum fixed charge coverage ratio and a leverage ratio. At December 25, 2010, the Company was in compliance with all of the financial covenants.  Deferred financing fees totaling $119,744, which are included in Other Assets, were recorded in connection with the Loan Agreement and are being amortized over the life of the loan.

Interest income (expense), net consisted of the following for the fiscal years ended December 25, 2010 and December 26, 2009:

	2010	2009
Interest expense	$(881,171)	$(879,332)

Interest income	3,547	525

Interest expense, net	$(877,624)	$(878,807)

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

The Company entered into an interest rate swap in 2006 to convert the interest rate of the mortgage to purchase the Bluffton, Indiana plant from the contractual rate of 30 day LIBOR plus 165 basis points to a fixed rate of 6.85%. On September 28, 2008, the Company’s first day of its fiscal fourth quarter, the Company prospectively redesignated the hedging relationship to a cash flow hedge.  The swap has a fixed pay-rate of 6.85% and a notional amount of approximately $2.2 million at December 25, 2010 and expires in December 2016.  We evaluate the effectiveness of the hedge on a quarterly basis and at December 25, 2010 the hedge is highly effective.  The interest rate swap had fair value of ($317,243) at December 25, 2010, which is recorded as a liability on the accompanying consolidated balance sheet.  The swap value was determined in accordance with the fair value measurement guidance discussed earlier using Level 2 observable inputs and approximates the loss that would have been realized if the contract had been settled on December 25, 2010.  An unrealized loss of $138,528 was recorded as interest expense in the Company’s condensed, consolidated statement of operations during the three quarters ending September 27, 2008, associated with this swap.

The Company entered into another interest rate swap in January 2008 to effectively convert the interest rate on the real estate term loan to a fixed rate of 4.28%.  The interest rate swap is structured with decreasing notional amounts to match the expected pay down of the debt.  The notional value of the swap at December 25, 2010 was $3.4 million.  The interest rate swap is accounted for as a cash flow hedge derivative and expires in July 2017.  We evaluate the effectiveness of the hedge on a quarterly basis and during the year ended December 25, 2010 the hedge is highly effective.  The interest rate swap had fair value of ($332,146) at December 25, 2010, which is recorded as a liability on the accompanying consolidated balance sheet, and was recorded in “Accumulated other comprehensive income,” all of which represents the change in fair value for the year ended December 25, 2010.  This value was determined in accordance with the fair value measurement guidance discussed earlier using Level 2 observable inputs and approximates the loss that would have been realized if the contract had been settled on December 25, 2010.

The only component of other comprehensive income/loss for the periods presented is the change in fair value of the interest rate swaps.  For the years ending December 25, 2010 and December 26, 2009, the effect of such is as follows:

	2010	2009

Net income	$4,468,716	$3,781,639

Change in fair value of interest rate swaps (net of tax)	(118,473)	260,181

Comprehensive income	$4,350,243	$4,041,820

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

The Company leases one-half of a 200,000 square foot facility in Bluffton, Indiana which is used as a distribution center. The Company entered into an operating lease, the initial term expiring in November 2006, with respect to the facility and has entered into the second of two three-year renewal options. Current lease payments are approximately $32,500 per month. The Company also has entered into a service agreement expiring in December 2011 with a third party for warehousing services. The service agreement includes certain minimum monthly usage commitments amounting to $1,188,000 in each of 2009 and 2010.

The Company owns a farming, processing and storage facility located on 696 acres of land in Lynden, Washington, which is leased from the Uptrails Group LLC, owned by three members of the Rader family. One of the three, Brad Rader, is a current employee of the Company and one of the others, Sue Rader, was a former owner of Rader Farms. This operating lease commenced on the acquisition date and is effect until May 17, 2017. Lease payments are $43,500 per month throughout the term of the lease.

In addition to the Company’s facility and land leases, the Company has entered into a variety of operating leases for equipment, vehicles, and office space.  Rental expense under all operating leases was $2.3 million and $2.2 million for fiscal 2010 and 2009, respectively.  Minimum future rental commitments under non-cancelable leases as of December 25, 2010 are as follows:

Year	Operating Leases
2011	$1,517,000
2012	1,382,000
2013	946,000
2014	870,000
2015	862,000
Thereafter	1,251,000
Total	$6,828,000

The Company produces T.G.I. Friday’s® brand snacks, BURGER KING TM  brand potato snack products, Tato Skins® brand potato crisps and Boulder CanyonTM Natural Foods  Rice and Bean snacks utilizing a sheeting and frying process that includes technology that the Company licenses from a third party.  Pursuant to the license agreement between the Company and the third party, the Company has a royalty-bearing, exclusive right license to use the technology in the United States, Canada, and Mexico until such time the parties mutually agree to terminate the agreement.  Even though the patents for this technology expired December 26, 2006, in consideration for the use of this technology, the Company is required to make royalty payments on sales of products manufactured utilizing the technology until such termination date.  However, should products substantially similar to Tato Skins®, O’Boisies® and Pizzarias® become available for any reason in the marketplace by any manufacturer other than the Company which results in a sales decline of 10% or more, any royalty obligation for the respective product(s) shall cease.

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

The Company licenses the Jamba® brand trademark from Jamba Juice Company under a license agreement with a term expiring in 2035.  Pursuant to the license agreement, the Company is required to make royalty payments on sales of Jamba® products, and is required to achieve certain minimum sales levels by certain dates during the contract term.

8.     Shareholders’ Equity:

Common Stock

The Company may grant restricted shares and restricted share units to eligible employees.  Such restricted shares and restricted share units are subject to forfeiture if certain employment conditions are not met.  Restricted share units generally vest in equal annual increments over a three year period with no performance criteria for employees, and a one year vesting period for Board of Director members.  However, the restricted stock units granted to all officers and senior management of the Company during the fiscal year ending December 25, 2010 contain performance restrictions which are required to be achieved at each vesting period in order for the shares to be awarded.  The fair value of the restricted stock units is equal to the market price of our stock at the date of the grant.  Share-based compensation expense related to restricted stock awards is recognized on the straight-line method over the requisite vesting period, and the related share-based compensation expense is included in selling, general and administrative expenses.

During fiscal years 2009 and 2010, restricted share activity was as follows:

	Plan Restricted Shares
	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Balance, December 27, 2008	—	$—
Granted	89,000	$2.40
Vested	—	$—
Forfeited	—	$—
Balance, December 26, 2009	89,000	$3.20
Granted	240,000	$3.40
Vested	(29,666)	$2.40
Forfeited	—	$—
Balance, December 25, 2010	299,334	$3.20

During the years ended December 25, 2010 and December 26, 2009, the total share-based compensation expense from restricted stock recognized in the financial statements was $0.3 million and $0.04 million respectively. There were no share-based compensation costs which were capitalized. As of December 25, 2010 and December 26, 2009 the total unrecognized costs related to non-vested restricted stock awards granted were $0.7 million and $0.2 million respectively. The Company expects to recognize such costs in the financial statements over a weighted-average period of three years.

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

In May 2008, the Company’s Board of Directors approved a ten year term for all future stock option grants .  The vesting periods for these stock option grants are five years and one year for employees and Board of Director members, respectively.  As of December 25, 2010, there were 5,892 shares of Common Stock available for Awards under the 2005 Plan.

The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the years ended:

	2010	2009
Expected dividend yield	0%	0%
Expected volatility	72%	73%
Risk-free interest rate	2.4% - 3.7%	2.9% - 3.7%
Expected life — Employees options	6.5 years	6.5 years
Expected life — Board of directors options	6.5 years	3.0 years

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

During fiscal years 2009 and 2010, stock option activity was as follows:

	Plan Options
	Options Outstanding	Weighted Average Exercise Price
Balance, December 27, 2008	2,223,833	$2.34
Granted	375,000	2.20
Canceled	(427,860)	2.60
Forfeited	(35,000)	2.50
Exercised	(5,473)	2.10
Balance, December 26, 2009	2,130,500	$2.26
Granted	280,000	3.46
Canceled	(14,000)	2.15
Forfeited	(10,000)	5.00
Exercised	(241,000)	2.56
Balance, December 25, 2010	2,145,500	$2.37

The total share-based compensation expense from stock options recognized in the financial statements was $0.2 million for the years ended December 25, 2010 and December 26, 2009 respectively, which reduced income from operations accordingly. There were no share-based compensation costs which were capitalized.  As of December 25, 2010 and December 26, 2009 the total unrecognized costs related to non-vested stock options granted were $0.6 million and $0.5 million, respectively. The Company expects to recognize such costs in the financial statements over a weighted average period of five years.  This expected compensation expense does not reflect any new awards, or modifications to existing awards, that could occur in the future.  Generally, the Company issues new shares upon the exercise of stock options, as opposed to reissuing treasury shares.

The following table summarizes information about stock options outstanding and exercisable at December 25, 2010:

Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$ 1.24 - $1.94	956,000	5.5	$1.79	485,333	$1.83
$ 2.26 - $2.82	853,500	3.3	$2.61	665,500	$2.66
$ 3.12 - $3.78	336,000	8.1	$3.40	56,000	$3.12
	2,145,500	5.0	$2.37	1,206,833	$2.35

The following table summarizes information about stock options outstanding and exercisable at December 26, 2009:

Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$ 1.24 - $1.94	990,000	6.6	$1.79	280,667	$1.84
$ 2.26 - $2.82	1,050,500	3.9	$2.60	573,833	$2.70
$ 3.12 - $5.00	90,000	2.2	$3.33	70,000	$3.39
	2,130,500	5.1	$2.26	924,500	$2.49

The weighted average grant-date fair value of options granted during the years ending December 25, 2010 and December 26, 2009 was $2.34 and $1.44 respectively.

The intrinsic value related to total stock options outstanding was $4,188,175 as of December 25, 2010 and $527,500 as of December 26, 2009.  The intrinsic value related to vested stock options outstanding was $2,401,148 as of December 25, 2010 and $134,273 as of December 26, 2009.  The aggregate intrinsic value is based on the exercise price and the Company’s closing stock price of $4.32 as of December 25, 2010 and $2.32 as of December 26, 2009.

Treasury Stock

In September 2008, the Company’s Board of Directors approved a stock re-purchase program whereby up to $2 million of common stock could be purchased from time to time at the discretion of management (the “2008 program”).  The repurchased shares were held as treasury stock and are available for general corporate purposes.  The program expired August 23, 2009 and the Company continues to evaluate its share repurchase opportunities.  During 2009, a total of 367,957 shares were repurchased pursuant to open market transactions at a weighted average price of $1.28 per share.   Common stock held in the Company’s treasury has been recorded at cost.

9.                  Income Taxes:

The provision for income taxes consisted of the following for the years ended December 25, 2010 and December 26, 2009:

	2010	2009
Current:
Federal	$(1,396,748)	$(1,508,876)
State	(244,232)	(355,425)
	(1,640,980)	(1,864,301)
Deferred:
Federal	(319,753)	(619,478)
State	(47,022)	68,092
	(366,775)	(551,386)
Total provision for income taxes	$(2,007,755)	$(2,415,687)

The following table provides reconciliation between the amount determined by applying the statutory federal income tax rate to the pretax income amount for the years ended December 25, 2010 and December 26, 2009:

	2010	2009
Provision at statutory rate	$(2,202,000)	$(2,107,091)
State tax provision, net	(255,589)	(242,567)
Research Credits	387,570	—
Domestic Production benefits	212,940	—
Nondeductible expenses and other	(150,676)	(66,029)
Income tax provision	$(2,007,755)	$(2,415,687)

The income tax effects of loss carryforwards and temporary differences between financial and income tax reporting that give rise to the deferred income tax asset and liability are as follows as of December 25, 2010 and December 26, 2009:

	2010	2009
Deferred Tax Asset — current
Allowance for doubtful accounts	$42,565	$39,419
Accrued liabilities	464,648	492,289
Other	114,588	120,053
	621,801	651,761
Deferred Tax Liability — noncurrent
Depreciation and amortization	(3,673,142)	(3,253,737)
Unrealized loss on interest rate swap	199,236	122,368
Other	136,616	54,026
	(3,337,290)	(3,077,343)
Net deferred tax liability	$(2,715,489)	$(2,425,582)

The Company experienced significant net losses in prior fiscal years resulting in regular and alternative minimum tax (“AMT”) net operating loss (“NOL”) carryforwards for federal income tax purposes of approximately $0.6 million at December 26, 2009.  The Company used all remaining NOL carryforwards during 2009.  The Company had federal income taxes receivable of $139,218 and $399,571 as of December 25, 2010 and December 26, 2009, respectively.  The Company had a state income tax receivable of $74,908 and a state income tax payable of $110,506 as of December 25, 2010 and December 26, 2009, respectively.

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

The effective tax rate for fiscal year 2010 was 31.0% compared with 39.0% for fiscal year 2009.  The change in the effective rate is due to the impact of research and development tax credits, including a catch-up of prior periods, of $0.4 million, representing a 6% reduction in the effective rate and domestic production activity deductions of $0.2 million, representing a 3% reduction in the effective rate.

10.  Business Segments and Significant Customers:

For the years ended December 25, 2010 and December 26, 2009, Costco was the only customer accounting for more than 10% of total Company net revenue.  Costco accounted for $36.7 million or 27% and $27.5 million or 23%, for fiscal years 2010 and 2009, respectively.

The Company’s operations consist of two reportable segments: snack products and berry products.  The snack products segment produces potato chips, potato crisps, potato skins, pellet snacks, kettle chips, and extruded product for sale primarily to snack food distributors and retailers.  The segment also sells a limited number of snack products manufactured by other companies to the Company’s Arizona snack food distributors.  The berry products segment produces frozen fruit products, such as berries and smoothies, for sale primarily to groceries and mass merchandisers.   The Company’s reportable segments offer different products and services.  The majority of the Company’s revenues are attributable to external customers in the United States.  The Company does sell to external customers internationally in over 40 countries worldwide, however the revenues attributable to those customers are immaterial.  All of the Company’s assets are located in the United States.

The accounting policies of the segments are the same as those described in the Summary of Significant Accounting Policies (Note 1).  The Company does not allocate assets, selling, general and administrative expenses, income taxes or other income and expense to segments.

	Snack Products	Berry Products	Consolidated
2010
Net revenues from external customers	$85,479,237	$48,508,205	$133,987,442
Depreciation and amortization included in segment gross profit	1,297,207	802,605	2,099,812
Segment gross profit	16,306,917	12,499,185	28,806,102
Goodwill	5,986,252	5,629,973	11,616,225

2009
Net revenues from external customers	$80,556,331	$40,454,978	$121,011,309
Depreciation and amortization included in segment gross profit	1,086,517	601,158	1,687,675
Segment gross profit	16,145,103	7,677,178	23,822,281
Goodwill	5,986,252	5,629,973	11,616,225

The following table reconciles reportable segment gross profit to the Company’s consolidated income before income tax provision for the years ended December 25, 2010 and December 26, 2009:

	2010	2009
Segment gross profit	$28,806,102	$23,822,281
Unallocated amounts:
Operating expenses	(21,452,007)	(16,746,148)
Interest expense, net	(877,624)	(878,807)
Income before income tax provision	$6,476,471	$6,197,326

11.  Litigation:

The Company is periodically a party to various lawsuits arising in the ordinary course of business.  Management believes, based on discussions with legal counsel, that the resolution of any such lawsuits, individually and in the aggregate, will not have a material adverse effect on the Company’s financial position or results of operations.

Inventure Foods, Inc. was one of eight companies sued by the Environmental Law Foundation in August, 2006 in the Superior Court for the State of California for the County of Los Angeles by the Attorney General of the State of California for alleged violations of California Proposition 65. California Proposition 65 is a state law that, in part, requires companies to warn California residents if a product contains chemicals listed within the statute.  The matter was resolved in March 2009, and the Company incurred a settlement liability of $0.2 million.

12.  Related Party Transactions:

The Company owns the farming operations and the processing and storage facility located on 696 acres of land in Lynden, Washington, which is leased from the Uptrails Group LLC, owned by three members of the Rader family.  One of the three, Brad Rader, is a current employee of the Company and one of the others, Sue Rader, was a former owner of Rader Farms.  This operating lease commenced on the acquisition date and is effect until May 17, 2017.  Lease payments are $43,500 per month throughout the term of the lease.

13.  Accounts Receivable Allowance:

Changes to the allowance for doubtful accounts during the each of the two fiscal years ended December 25, 2010 and December 26, 2009 are summarized below:

	Balance at beginning of period	Charges (Reductions) to Expense	(Write-offs) Collections	Balance at end of period
Fiscal 2010	$101,076	22,990	(14,924)	$109,142
Fiscal 2009	$80,740	95,994	(75,658)	$101,076

14.  Concentrations of Credit Risk:

The Company maintains most of its cash with one financial institution.  As of November 1, 2008 the FDIC introduced the transaction guarantee program which guaranteed non-interest bearing accounts without limit. The FDIC program is temporary and only offered through participating financial institutions.  The Company’s primary financial institution participated in this program and therefore all cash balances held with this institution as of December 25, 2010 are insured.

The Company’s primary concentration of credit risk is related to certain trade accounts receivable.  In the normal course of business, the Company extends unsecured credit to its customers.  In 2010 and 2009, substantially all of the Company’s customers were distributors or retailers whose sales were concentrated in the grocery industry, throughout the United States.  The Company investigates a customer’s credit worthiness before extending credit.  At December 25, 2010 and December 26, 2009, three customers accounted for 36% and 29% of accounts receivable, respectively.

15.  Deferred Compensation Plans

The Company has contributory 401(k) plans covering substantially all employees.  The Company may contribute amounts not in excess of the lesser of the maximum deductions allowable for income tax purposes or a specific percentage of the of the operating profits of the Company, as defined in the plan.  The Company made contributions totaling $0.4 million and $0.3 million during the year ended December 25, 2010 and December 26, 2009, respectively.

The Company also sponsors a trusteed, nonqualified savings plan for employees whose contributions to a tax qualified 401(k) plan would be limited by provisions of the Internal Revenue Code.  The plan allows participants to defer receipt of a portion of their salary and incentive compensation.  The plan was amended in 2009 and the Company no longer matches any employee contributions to this plan.  Participants earn a return on their deferred compensation based on investment earnings of participant-selected mutual funds.  Deferred compensation, including accumulated earnings on the participant-directed investment selections, is distributable in cash at participant-specified dates or upon retirement, death, disability or termination of employments.  At December 25, 2010 and December 26, 2009, the plan’s assets and the Company’s liability to participants of the deferred compensation plans was $0.3 million and $0.2 million, respectively, and is recorded in other assets and other liabilities in the Consolidated Balance Sheets.

16.  Quarterly Financial Data (Unaudited):

The results for any single quarter are not necessarily indicative of the Company’s results for any other quarter or the full year.  The sum of quarterly earnings per share information may not agree to the annual amount due to rounding and use of the treasury stock method of calculating earnings per share.

(in 000’s, except for share and per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year

Fiscal 2010
Net revenues	$31,396	$34,913	$34,072	$33,606	$133,987
Gross profit	6,793	7,834	7,059	7,120	28,806
Operating income	2,286	2,416	1,612	1,040	7,354
Net income	$1,246	$1,376	$1,213	$634	$4,469

Earnings per common share:
Basic	$0.07	$0.08	$0.07	$0.04	$0.25
Diluted	$0.07	$0.07	$0.07	$0.03	$0.24

Weighted average number of common shares:
Basic	17,875,693	17,897,724	17,936,356	17,973,017	17,923,685
Diluted	18,149,228	18,516,077	18,559,515	18,668,407	18,546,486

(in 000’s, except for share and per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year

Fiscal 2009
Net revenues	$29,719	$33,420	$29,937	$27,935	$121,011
Gross profit	6,094	6,350	6,723	4,655	23,822
Operating income	1,649	1,960	2,440	1,027	7,076
Net income	$887	$1,037	$1,304	$554	$3,782

Earnings per common share:
Basic	$0.05	$0.06	$0.07	$0.03	$0.21
Diluted	$0.05	$0.06	$0.07	$0.03	$0.21

Weighted average number of common shares:
Basic	18,164,223	17,884,429	17,885,440	17,887,580	17,955,165
Diluted	18,164,223	17,955,071	18,041,679	18,007,819	18,239,380

EXHIBIT INDEX

10.74                  —                              Executive Employment Agreement by and between the Company and Richard Suchenski, dated as of June 21, 2010.

10.75                  —                              Form of Director Restricted Stock Award Agreement — Amended and Restated 2005 Equity Incentive Plan

10.76                  —                              Loan Modification and Extension Agreement (Revolving Line of Credit and Term Loan) dated as of March 21, 2011, by and between Inventure Foods, Inc. and U.S. Bank National Association

10.77                  —                              Amended and Restated Promissory Note (Facility 1 - Revolving Line of Credit Loan) dated as of March 21, 2011, by and between Inventure Foods, Inc. and U.S. Bank National Association

10.78                  —                              Amendment to Leasehold Deed of Trust with Assignment of Rents, Security Agreement, and Fixture Filing and Memorandum of Modification dated as of March 21, 2011, by and between Inventure Foods, Inc. and U.S. Bank National Association

10.79                  —                              Amended and Restated Security Agreement (Blanket-All Business Assets), dated as of March 21, 2011, by and between Inventure Foods, Inc. and U.S. Bank National Association.

23.1                        —                              Consent of Moss Adams LLP.

31.1                        —                              Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15(d)-14(a).

31.2                        —                              Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15(d)-14(a).

32                                 —                              Certification of Chief Executive Officer and Chief Financial Officer and Principal Accounting Officer pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.