Form 10-Q
period 2011-03-26
INVENTURE FOODS, INC.
filed 2011-05-05
CIK 944508

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 26, 2011

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  18,040,112 as of May 4, 2011.

PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements

INVENTURE FOODS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	March 26,	December 25,
	2011	2010
ASSETS
current assets:
Cash and cash equivalents	$820,608	$980,547
Accounts receivable, net of allowance for doubtful accounts of $100,722 in 2011 and $109,142 in 2010	13,328,862	11,703,056
Inventories	22,084,883	21,814,930
Deferred income tax asset	655,274	621,801
Other current assets	1,109,798	1,295,837
Total current assets	37,999,425	36,416,171

Property and equipment, net	29,530,798	28,007,869
Goodwill	11,616,225	11,616,225
Trademarks and other intangibles, net	2,064,660	2,075,160
Other assets	792,816	705,442
Total assets	$82,003,924	$78,820,867

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,811,139	$7,707,475
Accrued liabilities	6,654,129	6,452,845
Current portion of long-term debt	1,715,008	1,692,193
Total current liabilities	19,180,276	15,852,513

Long-term debt, less current portion	11,190,507	11,567,800
Line of credit	7,617,969	9,096,892
Deferred income tax liability	3,364,406	3,337,290
Interest rate swaps	580,223	649,389
Other liabilities	624,293	527,325
Total liabilities	42,557,674	41,031,209

Commitments and contingencies (Note 6)

Shareholders’ equity:
Common stock, $.01 par value; 50,000,000 shares authorized; 18,396,824 and 18,372,824 shares issued and outstanding at March 26, 2011 and December 25, 2010	183,969	183,729
Additional paid-in capital	26,765,169	26,557,191
Accumulated other comprehensive loss	(264,710)	(306,902)
Retained earnings	13,233,017	11,826,835
	39,917,445	38,260,853
Less: treasury stock, at cost: 367,957 shares at March 26, 2011 and December 25, 2010	(471,195)	(471,195)
Total shareholders’ equity	39,446,250	37,789,658
Total liabilities and shareholders’ equity	$82,003,924	$78,820,867

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVENTURE FOODS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	Quarter Ended
	March 26, 2011	March 27, 2010

Net revenues	$36,640,683	$31,396,190

Cost of revenues	28,710,187	24,550,317

Gross profit	7,930,496	6,845,873

Selling, general and administrative expenses	5,509,259	4,559,965

Operating income	2,421,237	2,285,908

Interest expense, net	218,710	216,383

Income before income tax provision	2,202,527	2,069,525

Income tax provision	796,345	823,128

Net income	$1,406,182	$1,246,397

Earnings per common share:
Basic	$0.08	$0.07
Diluted	$0.08	$0.07

Weighted average number of common shares:
Basic	18,010,668	17,875,693
Diluted	18,698,392	18,149,228

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVENTURE FOODS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Quarter Ended
	March 26, 2011	March 27, 2010

Cash flows from operating activities:
Net income	$1,406,182	$1,246,397
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,074,115	916,199
Amortization	15,610	15,611
Provision for bad debts	(8,420)	(11,828)
Deferred income taxes	(6,356)	210,012
Share-based compensation expense	159,738	77,840
Loss on disposition of equipment	2,570	24,798
Change in operating assets and liabilities:
Accounts receivable	(1,756,516)	(946,411)
Inventories	(269,953)	3,130,128
Other assets and liabilities	163,548	(351,318)
Accounts payable and accrued liabilities	3,304,948	726,278
Net cash provided by operating activities	4,085,466	5,037,706

Cash flows from investing activities:
Purchase of equipment	(2,531,615)	(1,021,021)
Net cash used in investing activities	(2,531,615)	(1,021,021)

Cash flows from financing activities:
Net borrowings on line of credit	(1,478,922)	(3,616,582)
Proceeds from exercise of stock options	48,480	—
Payments made on capital lease obligations	(122,201)	(8,621)
Proceeds from capital lease financing	139,130	—
Payments made on long-term debt	(300,277)	(313,982)
Net cash used in financing activities	(1,713,790)	(3,939,185)
Net (decrease) increase in cash and cash equivalents	(159,939)	77,500
Cash and cash equivalents at beginning of period	980,547	1,102,689
Cash and cash equivalents at end of period	$820,608	$1,180,189

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$220,997	$210,945
Cash (received) paid during the period for income taxes	$(8,389)	$16,000

Supplemental disclosures of non-cash investing and financing transactions:
Capital lease obligations incurred for the acquisition of property and equipment	$68,000	$129,303

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVENTURE FOODS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.             Organization and Summary of Significant Accounting Policies

Inventure Foods, Inc., a Delaware corporation (the “Company,” referred to as “we” “our” or “us”), is a $130+ million leading marketer and manufacturer of healthy/natural and indulgent specialty snack food brands. We are headquartered in Phoenix, Arizona with plants in Arizona, Indiana and Washington.  Our executive offices are located at 5415 East High Street, Suite 350, Phoenix, Arizona 85054, and our telephone number is (623) 932-6200.

The Company was formed in 1995 as a holding company to acquire a potato chip manufacturing and distribution business, which had been founded by Donald and James Poore in 1986.  In December 1996, we completed an initial public offering of our Common Stock.  In November 1998, we acquired the business and certain assets (including the Bob’s Texas Style® potato chip brand) of Tejas Snacks, L.P. (“Tejas”), a Texas-based potato chip manufacturer.  In October 1999, we acquired Wabash Foods, LLC (“Wabash”) including the Tato Skins®, O’Boisies®, and Pizzarias® trademarks and the Bluffton, Indiana manufacturing operation and assumed all of Wabash Foods’ liabilities.  In June 2000, we acquired Boulder Natural Foods, Inc. (“Boulder”) and the Boulder CanyonTM brand of totally natural potato chips.  We changed our name from Poore Brothers, Inc. to The Inventure Group, Inc. on May 23, 2006.  In May 2007, we acquired Rader Farms, Inc., including a farming operation and a berry processing facility in Lynden, Washington.  In May 2010, we changed our name from The Inventure Group, Inc. to Inventure Foods, Inc.

Our goal is to build a rapidly growing specialty brand company that specializes on evolving consumer eating habits in two primary product portfolios: 1) Healthy/Natural Food Products 2) Indulgent Specialty Snack Food Brands.  We sell our products nationally through a number of channels including: Grocery, Natural, Mass, Drug, Club, Vending, Food Service, Convenience Stores and International.

We are engaged in the development, production, marketing and distribution of innovative snack food products and frozen berry products that are sold primarily through grocery retailers, mass merchandisers, club stores, convenience stores, dollar stores and vend distributors across the United States and internationally.  We currently manufacture and sell nationally T.G.I. Friday’s® brand snacks under license from T.G.I. Friday’s Inc. and BURGER KING TM brand snack products under license from Burger King Corporation.  We currently (i) manufacture and sell our own brands of snack food products, including Poore Brothers®, Bob’s Texas Style® and Boulder CanyonTM Natural Foods brand batch-fried potato chips, Tato Skins® brand potato snacks and O’Boises® potato snacks (ii) manufacture private label snacks for grocery and various other retail chains and (iii) distribute in Arizona snack food products that are manufactured by others.  We sell our T.G.I. Friday’s® brand snack products and BURGER KING TM brand snack products to mass merchandisers, grocery, club and drug stores directly and to primarily convenience stores and vend operators through independent distributors.  Our other brands are also sold through independent distributors.

In addition, we grow, process and market premium berry blends, raspberries, blueberries, and rhubarb and purchases marionberries, cherries, cranberries, strawberries, and other fruits from a select network of fruit growers for resale.  The fruit is processed, frozen and packaged for sale and distribution nationally to wholesale customers under the Rader Farms® brand, as well as through store brands.  In 2009, we entered into a license agreement with Jamba Juice Company and launched in 2010 a line of Jamba® branded blend-and-serve smoothie kits with all natural vitamin and mineral boosts and a variety of fresh-frozen, whole fruit pieces, including raspberries and blueberries from Rader Farms.

Our fiscal year ends on the last Saturday occurring in the month of December of each calendar year.  Accordingly, the first quarter of 2011 commenced December 26, 2010 and ended March 26, 2011.

Basis of Presentation

The consolidated financial statements include the accounts of Inventure Foods, Inc. and all of our wholly owned subsidiaries.  All significant intercompany amounts and transactions have been eliminated.  The financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all the information and footnotes required by accounting principles generally accepted in the United States of America.  In the opinion of management, the condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary in order to make the consolidated financial statements not misleading.  A description of our accounting policies and other financial information is included in the audited financial statements filed with our Annual Report on Form 10-K for the fiscal year ended December 25, 2010.  The results of operations for the quarter ended March 26, 2011 are not necessarily indicative of the results expected for the full year.

Reclassifications

Certain 2010 amounts have been reclassified to conform to the 2011 presentation.  Specifically, we reclassified $0.05 million of product development expense from Cost of Revenues to Selling General and Administrative expense on our consolidated statement of income.  In addition, our previously reported distributed products segment is now included in our Snack Products segment. See Footnote 7 “Business Segments.”

Fair Value of Financial Instruments

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., the “exit price”)  in an orderly transaction between market participants at the measurement date.  We classify our investments based upon an established fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are described as follows:

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

At March 26, 2011 and December 25, 2010, the carrying value of cash, accounts receivable, accounts payable and accrued liabilities approximate fair values since they are short-term in nature.  The carrying value of the long-term debt approximates fair-value based on the borrowing rates currently available to us for long-term borrowings with similar terms.

	Fair Value at March 26, 2011
	Level 1	Level 2	Level 3	Total
Liabilities:
Interest rate swaps	—	$580,223	—	$580,223

Considerable judgment is required in interpreting market data to develop the estimate of fair value of our derivative instruments.  Accordingly, the estimate may not be indicative of the amounts that we could realize in a current market exchange.  The use of different market assumptions or valuation methodologies could have a material effect on the estimated fair value amounts.

Income taxes

For the quarters ended March 26, 2011 and March 27, 2010 our provisions for income taxes was $0.8 million in each period.  The effective tax rate for the first quarter of 2011 was 36.2% compared with 39.8% for the first quarter of 2010.  The 2011 period rate was lower primarily due to the impact of domestic production activity deductions and research and development tax credits.

Earnings Per Common Share

Basic earnings per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is calculated by including all dilutive common shares such as stock options and restricted stock. Options to purchase 15,000 and 770,500 shares of our Common Stock were exceluded from the computation of diluted earnings per share for the quarters ending March 26, 2011 and March 27, 2010 respectively, because the options’ exercise prices were greater than the average market price of our common stock for those periods.  Exercises of outstanding stock options or warrants are assumed to occur for purposes of calculating diluted earnings per share for periods in which their effect would not be anti-dilutive.  Earnings per common share was computed as follows for the quarters ended March 26, 2011 and March 27, 2010:

	Quarter Ended
	March 26, 2011	March 27, 2010
Basic Earnings Per Common Share:
Net income	$1,406,182	$1,246,397

Weighted average number of common shares	18,010,668	17,875,693

Earnings per common share.	$0.08	$0.07

Diluted Earnings Per Common Share:
Net income	$1,406,182	$1,246,397

Weighted average number of common shares	18,010,668	17,875,693
Incremental shares from assumed conversions of stock options and non-vested shares of restricted stock	687,724	273,535
Adjusted weighted average number of common shares	18,698,392	18,149,228

Earnings per common share	$0.08	$0.07

Stock Options and Stock-Based Compensation

Stock options and other stock based compensation awards expense are adjusted for estimated forfeitures and are recognized on a straight-line basis over the requisite period of the award, which is currently five to ten years for stock options, and one to three years for restricted stock.  We estimate future forfeiture rates based on our historical experience.

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

See Footnote 8 “Shareholder’s Equity” for additional information.

Adoption of New Accounting Pronouncements

In January 2010, the FASB issued an amendment to require new disclosures for fair value measurements and provide clarification for existing disclosure requirements. More specifically, this update requires (a) an entity to disclose separately the amounts of significant transfers in and out of Levels 1 and 2 fair value measurements and to describe the reasons for the transfers; and (b) information about purchases, sales, issuances and settlements to be presented separately (i.e. present the activity on a gross basis rather than net) in the reconciliation for fair value measurements using significant unobservable inputs (Level 3 inputs). This update clarifies existing disclosure requirements for the level of disaggregation used for classes of assets and liabilities measured at fair value and requires disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements using Level 2 and Level 3 inputs.  We adopted this standard at the beginning of our 2010 fiscal year and it did not have a material impact on the Consolidated Financial Statement note disclosures.

In June 2009, the FASB issued a new standard that changed the definition of a variable interest entity (“VIE”), contained new criteria for determining the primary beneficiary of a VIE, required enhanced disclosures to provide more information about a company’s involvement in a VIE and increased the frequency of required reassessments to determine whether a company is the primary beneficiary of a VIE. The adoption of this standard at the beginning of the fiscal 2010 had no impact on our financial position, results of operations or cash flows.

2.             Inventories

Inventories consisted of the following:

	March 26,	December 25,
	2011	2010
Finished goods	$8,171,856	$6,576,130
Raw materials	13,913,027	15,238,800
	$22,084,833	$21,814,930

3.             Goodwill, Trademarks and Other Intangibles

Goodwill, trademarks and other intangibles, net consisted of the following:

	Estimated Useful Life	March 26, 2011	December 25, 2010
Goodwill:
Inventure Foods, Inc.		$5,986,252	$5,986,252
Rader Farms, Inc.		5,629,973	5,629,973

Total Goodwill		$11,616,225	$11,616,225

Trademarks:
Inventure Foods, Inc.		$895,659	$895,659
Rader Farms, Inc.		1,070,000	1,070,000

Other intangibles:
Rader - Covenant-not-to-compete, gross carrying amount	5 years	160,000	160,000
Rader - Covenant-not-to-compete, accum. Amortization		(122,681)	(114,681)
Rader - Customer relationship, gross carrying amount	10 years	100,000	100,000
Rader - Customer relationship, accum. amortization		(38,318)	(35,818)

Total trademarks and other intangibles, net		$2,064,660	$2,075,160

Amortization expense related to these intangibles was $10,500 and $10,501 for the quarters ended March 26, 2011 and March 27, 2010,  respectively.

Goodwill and trademarks are reviewed for impairment annually in the fourth fiscal quarter, or more frequently if impairment indicators arise. Goodwill is required to be tested for impairment between the annual tests if an event occurs or circumstances change that more-likely-than-not reduces the fair value of a reporting unit below its carrying value. Intangible assets with indefinite lives are required to be tested for impairment between the annual tests if an event occurs or circumstances change indicating that the asset might be impaired.  We believe the carrying values of our intangible assets are appropriate as of March 26, 2011.

4.             Accrued Liabilities

Accrued liabilities consisted of the following:

	March 26, 2011	December 25, 2010
Accrued payroll and payroll taxes	$1,179,161	$1,697,932
Accrued royalties and commissions	872,047	732,817
Accrued advertising and promotion	1,195,718	1,049,888
Accrued other	3,407,203	2,972,208
	$6,654,129	$6,452,845

5.             Long-Term Debt

Long-term debt consisted of the following:

	March 26,	December 25,
	2011	2010
Mortgage loan due monthly through July, 2012; interest at 9.03%; collateralized by land and building in Goodyear, AZ	$1,429,289	$1,447,228
Mortgage loan due monthly through December, 2016; interest rate at 30 day LIBOR plus 165 basis points, fixed through a swap agreement to 6.85%; collateralized by land and building in Bluffton, IN	2,133,842	2,152,254
Equipment term loan due monthly through May, 2014; interest at LIBOR plus 165 basis points; collateralized by equipment at Rader Farms in Lynden, WA	2,785,714	3,000,000
Real Estate term loan due monthly through July, 2017; interest at LIBOR plus 165 basis points; fixed through a swap agreement to 4.28%; secured by a leasehold interest in the real property in Lynden, WA	3,383,172	3,430,943
Capital Lease Obligations, primarily due September 2017	3,169,855	3,224,056
Vehicle term loan and other miscellaneous loans due in various monthly installments through February, 2011; collateralized by vehicles	—	1,141
Office Equipment leases due June 2012	3,643	4,371
	12,905,515	13,259,993
Less current portion of long-term debt	(1,715,008)	(1,692,193)
Long-term debt, less current portion	$11,190,507	$11,567,800

To fund the acquisition of Rader Farms we entered into a Loan Agreement (the “Loan Agreement”) with U.S. Bank. Each of our subsidiaries is a guarantor of the Loan Agreement, which is secured by a pledge of all of the assets of our consolidated group. The borrowing capacity available to us under the Loan Agreement consists of notes representing:

•           a $15.0 million revolving line of credit maturing on July 30, 2011; $7.6 million was outstanding at March 26, 2011. Based on eligible assets, there was $7.4 million of borrowing availability under the line of credit at March 26, 2011  All borrowings under the revolving line of credit will bear interest at either (i) the prime rate of interest announced by U.S. Bank from time to time or (ii) LIBOR, plus the LIBOR Rate Margin (as defined in the revolving credit facility note as adjusted).

•           Equipment term loan due May 2014 noted above.

•           Real estate term loan due July 2017 noted above.

On March 21, 2011, we entered into an amended revolving line of credit agreement with U.S. Bank extending our line from $15.0 million up to $25.0 million, maturing in July 2014.  The minimum fixed charge coverage ratio and maximum leverage ratio were modified and the minimum tangible net worth covenant was removed.  Aside from the covenant changes, the terms of the equipment term loan and real estate term loan were not materially modified.

As is customary in such financings, U.S. Bank may terminate its commitments and accelerate the repayment of amounts outstanding and exercise other remedies upon the occurrence of an event of default (as defined in the Loan Agreement), subject, in certain instances, to the expiration of an applicable cure period. The agreement, as modified, requires us to maintain compliance with certain financial covenants, including a minimum fixed charge coverage ratio and a leverage ratio. At March 26, 2011, we were in compliance with all of the financial covenants.

Interest Rate Swaps

To manage exposure to changing interest rates, we selectively enters into interest rate swap agreements.  Our interest rate swaps qualify for and are designated as cash flow hedges.  Changes in the fair value of a swap that is highly effective and that is designated and qualifies as a cash flow hedge to the extent that the hedge is effective, are recorded in other comprehensive income (loss).

We entered into an interest rate swap in 2006 to convert the interest rate of the mortgage to purchase the Bluffton, Indiana plant from the contractual rate of 30 day LIBOR plus 165 basis points to a fixed rate of 6.85%. On September 28, 2008, our first day of our fiscal fourth quarter, we prospectively redesignated the hedging relationship to a cash flow hedge.  The swap has a fixed pay-rate of 6.85% and a notional amount of approximately $2.1 million at March 26, 2011 and expires in December 2016.  We evaluate the effectiveness of the hedge on a quarterly basis and at March 26, 2011 the hedge is highly effective.  The interest rate swap had fair value of ($287,773) at March 26, 2011, which is recorded as a liability on the accompanying consolidated balance sheet.  The swap value was determined in accordance with the fair value measurement guidance discussed earlier using Level 2 observable inputs and approximates the loss that would have been realized if the contract had been settled on March 26, 2011.

We entered into another interest rate swap in January 2008 to effectively convert the interest rate on the real estate term loan to a fixed rate of 4.28%.  The interest rate swap is structured with decreasing notional amounts to match the expected pay down of the debt.  The notional value of the swap at March 26, 2011 was $3.4 million.  The interest rate swap is accounted for as a cash flow hedge derivative and expires in July 2017.  We evaluate the effectiveness of the hedge on a quarterly basis and at March 26, 2011 the hedge is highly effective.  The interest rate swap had fair value of ($292,450) at March 26, 2011, which is recorded as a liability on the accompanying consolidated balance sheet.  This value was determined in accordance with the fair value measurement guidance discussed earlier using Level 2 observable inputs and approximates the loss that would have been realized if the contract had been settled on March 26, 2011.

The only component of other comprehensive income/loss for the periods presented is the change in fair value of the interest rate swaps.  The effect of such is as follows:

	Quarter ended
	March 26, 2011	March 27, 2010

Net income	$1,406,182	$1,246,397

Change in fair value of interest rate swaps (net of tax)	42,192	(39,069)

Comprehensive income	$1,448,374	$1,207,328

6.             Litigation

We are periodically a party to various lawsuits arising in the ordinary course of business.  Management believes, based on discussions with legal counsel, that the resolution of any such lawsuits, individually and in the aggregate,  will not have a material adverse effect on our financial position or results of operations.

7.             Business Segments

Our operations consist of two reportable segments: snack products and berry products.  The snack products segment produces potato chips, potato crisps, potato skins, pellet snacks, kettle chips, and extruded product for sale primarily to snack food distributors and retailers.  This segment includes a limited number of snack food products purchased and sold through our local distribution network in Arizona.  The berry products segment produces frozen fruit products, such as berries and smoothies, for sale primarily to groceries and mass merchandisers.  Our reportable segments offer different products and services.  The majority of our revenues are attributable to external customers in the United States.  We sell to external customers internationally in over 40 countries worldwide, however the revenues attributable to those customers are immaterial.  All of our assets are located in the United States.

The accounting policies of the segments are the same as those described in the Summary of Significant Accounting Policies (Note 1).  We do not allocate assets, selling, general and administrative expenses, income taxes or other income and expense to segments.

	Snack Products	Berry Products	Consolidated
Quarter ended March 26, 2011
Net revenues from external customers	$21,743,045	$14,897,638	$36,640,683
Depreciation and amortization included in segment gross profit	413,829	206,946	620,775
Segment gross profit	4,376,227	3,554,269	7,930,496
Goodwill	5,986,252	5,629,973	11,616,225

Quarter ended March 27, 2010
Net revenues from external customers	$19,347,057	$12,049,133	$31,396,190
Depreciation and amortization included in segment gross profit	301,275	177,936	479,211
Segment gross profit	3,090,509	3,755,364	6,845,873
Goodwill	5,986,252	5,629,973	11,616,225

The following table reconciles reportable segment gross profit to our consolidated income before income tax provision for the quarters ended March 26, 2011 and March 27, 2010:

	March 26, 2011	March 27, 2010
Segment gross profit	$7,930,496	$6,845,873
Unallocated amounts:
Operating expenses	(5,509,259)	(4,559,965)
Interest expense, net	(218,710)	(216,383)
Income before income tax provision	$2,202,527	$2,069,525

8.             Shareholders’ Equity

Our 1995 Stock Option Plan (the “1995 Plan”), as amended, provided for the issuance of options to purchase 3,500,000 shares of Common Stock.  The options granted pursuant to the 1995 Plan expire over a five-year period and generally vest over three years.  In addition to options granted under the 1995 Plan, we also issued non-qualified options (non-plan options) to purchase Common Stock to certain Directors and Officers which are exercisable and expire either five or ten years from date of grant.  All options are issued at an exercise price of fair market value at the date of grant and are non-compensatory.  The 1995 Plan expired in May 2005 with 410,518 reserved but unissued shares of Common Stock available for issuance under the 1995 Plan, and was replaced by the Inventure Group, Inc. 2005 Equity Incentive Plan (the “2005 Plan”) as described below.

The 2005 Plan was approved at our 2005 Annual Meeting of Shareholders and reserved for issuance that number of shares of Common Stock determined by adding (a) 410,518, which is the number of reserved but unissued shares available for issuance under the 1995 Plan, (b) 500,000, which is the number of additional shares approved by the stockholders on May 23, 2006 to be added to the 2005 Plan, (c) 500,000, which is the number of additional shares approved by the stockholders on May 19, 2008 to be added to the 2005 Plan and (d) 500,000, which is the number of additional shares approved by the stockholders on May 19, 2009 to be added to the 2005 Plan.  If any shares of Common Stock subject to awards granted under the 1995 Plan or the 2005 Plan are canceled, those shares will be available for future awards under the 2005 Plan.  The 2005 Plan expires in May 2015, and awards granted under the 2005 Plan may include: nonqualified stock options, incentive stock options, restricted stock, restricted stock units, stock appreciation rights, performance units and stock-reference awards.  Prior to May 2008, all stock option grants had a five year term. The fair value of these stock option grants is amortized to expense over the vesting period, generally five years for employees and one year for the Board of Directors.  In May 2008, our Board of Directors approved a 10 year term for all future stock option grants, with vesting periods of five years and one year for employees and Board of Director members, respectively.

Restricted share activity for the three months ending March 26, 2011 was as follows:

	Plan Restricted Shares
	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Balance, December 25, 2010	299,334	$3.20
Granted	—	—
Vested	—	—
Forfeited	—	—
Balance, March 26, 2011	299,334	$3.20

During the three months ending March 26, 2011 and March 27, 2010, the total share-based compensation expense from restricted stock recognized in the financial statements was $108,393 and $17,726, respectively, which reduced income from operations accordingly.  There were no share-based compensation costs which were capitalized.  As of March 26, 2011 and March 27, 2010 the total unrecognized costs related to non-vested restricted stock awards granted was $588,158 and $153,624, respectively.  This expected compensation expense does not reflect any new awards, or modifications to existing awards, that could occur in the future.

There were no restricted stock awards granted during the three months ended March 26, 2011 and March 27, 2010.  All restricted stock awards vest three years from the date of grant for employees, and one year for Board of Directors. Share-based compensation expense related to restricted stock awards is recognized on the straight-line method over the requisite vesting period, and the related share-based compensation expense is included in selling, general and administrative expenses.

The following table summarizes stock option activity during the quarter ended March 26, 2011:

	Plan Options
	Options Outstanding	Weighted Average Exercise Price
Balance, December 25, 2010	2,145,500	$2.37
Granted	15,000	4.28
Forfeited	—	—
Cancelled	(79,500)	1.90
Exercised	(24,000)	2.02
Balance, March 26, 2011	2,057,000	$2.40

During the three months ending March 26, 2011 and March 27, 2010, the total share-based compensation expense from stock options recognized in the financial statements was $51,345 and $60,114, respectively, which reduced income from operations accordingly.  There were no share-based compensation costs which were capitalized.  As of March 26, 2011 and

March 27, 2010 the total unrecognized costs related to non-vested stock option awards granted was $537,670 and $434,249, respectively.  We expect to recognize such costs in the financial statements over a weighted average period of 4.7 years.  This expected compensation expense does not reflect any new awards, or modifications to existing awards, that could occur in the future.  Generally, we issue new shares upon the exercise of stock options, as opposed to reissuing treasury shares.

The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the quarters ended:

	March 26, 2011	March 27, 2010
Expected dividend yield	0%	0%
Expected volatility	58%	61%
Risk-free interest rate	3.5%	3.2%
Expected life — Employees options	6.5 years	6.5 years
Expected life — Board of directors options	6.5 years	6.5 years

The expected dividend yield was based on our expectation of future dividend payouts. The volatility assumption was based on historical volatility during the time period that corresponds to the expected life of the option. The expected life (estimated period of time outstanding) of stock options granted was estimated based on historical exercise activity.  The risk-free interest rate assumption was based on the interest rate of U.S. Treasuries on the date the option was granted.

The intrinsic value related to total stock options outstanding was $3.1 million as of March 26, 2011 and $1.0 million as of March 27, 2010.  The intrinsic value related to vested stock options outstanding was $1.8 million as of March 26, 2011 and $0.3 million as of March 27, 2010.  The aggregate intrinsic value is based on the exercise price and our closing stock price of $3.89 as of March 26, 2011 and $2.70 as of March 27, 2010.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q, including all documents incorporated by reference, includes “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, and Inventure Foods, Inc. desires to take advantage of the “safe harbor” provisions thereof.  Therefore, we are including this statement for the express purpose of availing itself of the protections of the safe harbor with respect to all of such forward-looking statements. In this Quarterly Report on Form 10-Q, the words “anticipates,” “believes,” “expects,” “intends,” “estimates,” “projects,” “will likely result,” “will continue,” “future” and similar terms and expressions identify forward-looking statements. The forward-looking statements in this Quarterly Report on Form 10-Q reflect our current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, including without limitation general economic conditions, increases in cost or availability of ingredients, packaging, energy and employees, price competition and industry consolidation, ability to execute strategic initiatives, product recalls or safety concerns, disruptions of supply chain or information technology systems, customer acceptance of new products and changes in consumer preferences, food industry and regulatory factors, interest rate risks, dependence upon major customers, dependence upon existing and future license agreements, the possibility that we will need additional financing due to future operating losses or in order to implement our business strategy, acquisition-related risks, volatility of the market price of the our common stock, par value $.01 per share, and those other risks and uncertainties discussed herein, that could cause actual results to differ materially from historical results or those anticipated.  In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this Quarterly Report on Form 10-Q will in fact transpire or prove to be accurate.  Readers are cautioned to consider the specific risk factors described herein and in “Risk Factors” in the our Annual Report on Form 10-K for the fiscal year ended December 25, 2010 and not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof.  We undertake no obligation to update or publicly revise any forward-looking statement whether as a result of new information, future developments or otherwise.  All subsequent written or oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by this paragraph.

Results of Operations

Our operations consist of two reportable segments:  snack products and berry products.  The snack products segment includes manufactured potato chips, kettle chips, potato crisps, potato skins, pellet snacks and extruded product for sale primarily to snack food distributors and retailers.  This segment includes a limited number of snack food products purchased and sold through our local distribution network in Arizona.  The berry product segment produces frozen fruit products, such as berries and smoothies, for sale primarily to groceries and mass merchandisers.

Quarter ended March 26, 2011 compared to the quarter ended March 27, 2010

	2011		2010		Difference
(dollars in millions)	$	% of Rev	$	% of Rev	$	%
Net revenues	$36.6	100.0%	$31.4	100.0%	$5.2	16.7%
Cost of revenues	28.7	78.4	24.6	78.2	4.1	16.9
Gross profit	7.9	21.6	6.8	21.8	1.1	15.8
Selling, general and administrative expenses	5.5	15.0	4.5	14.5	1.0	20.8
Operating income	2.4	6.6	2.3	7.3	0.1	5.9
Interest expense, net	0.2	0.6	0.2	0.7	0.0	1.1
Income before income taxes	2.2	6.0	2.1	6.6	0.1	6.4
Income tax provision	0.8	2.2	0.8	2.6	(0.0)	(3.3)
Net income	$1.4	3.8%	$1.2	4.0%	$0.2	12.8%

Net revenues increased 16.7%, or $5.2 million, to $36.6 million for the quarter ended March 26, 2011 compared with net revenues of $31.4 million for the first quarter in 2010.  Snack segment net revenues were $21.7 million, up $2.4 million and 12.4% from prior year.  Snack segment growth was driven by an increase of 44.7% for Boulder Canyon™ as a result of category growth, new distribution, success of new items and investment in marketing and people to support the brand and an increase of 17.6% for T.G.I.Fridays® as a result of volume growth.  Total snack segment pounds sold were up 6.6% for the quarter.  Berry segment net revenues were $14.9 million, an increase of $2.8 million or 23.6%.  The berry segment revenue increase was a result of strong volume growth in both existing and new customers and the successful launch of our Jamba® All Natural Smoothies make-at-home kits.  Excluding Jamba® sales, the berry segment was up 6.7%.  Total berry segment pounds sold were up 20% for the quarter.

Gross profit for 2011 increased $1.1 million or 15.8% to $7.9 million, and decreased as a percentage of net revenues to 21.6% for the quarter ended March 26, 2011 as compared to 21.8% in the first quarter of 2010.  Snack segment gross profit of $4.4 million increased $1.3 million or 41.6% and increased as a percentage of net revenues to 20.1% as compared to 16.0% in 2010.  The increase in snack gross profit dollars was primarily driven by strong volume growth of more profitable brands and channels and a 40% increase in pounds driven through the Bluffton facility.  The berry segment gross profit of $3.6 million was down $0.2 million or 5.4%, and decreased as a percentage of net revenues to 23.9% from 31.2%.  The decrease in gross profit dollars for the berry segment was attributable to the impact of higher cost of berries relative to the prior year.

Selling, general and administrative (“SG&A”) expenses were $5.5 million or 15.0% of net revenues for the quarter ended March 26, 2011, an increase of $1.0 million and up 0.5 percentage points from 14.5% of net revenue compared to the first quarter of 2010.  The increase in SG&A expenses were almost entirely a result of increased sales and marketing expenses of approximately $1.0 million primarily due to investments in Jamba® and Boulder Canyon™ including additional hiring, marketing and sampling expenses and increased sales commissions.

The income tax provision of $0.8 million is virtually flat in comparison to prior year.  Our effective income tax expense rate was 36.2% in the first quarter of 2011 compared to 39.8% in the first quarter of 2010.  The change in the effective rate is due to the impact of domestic production activity deductions of $0.1 million, representing a 3% reduction in the effective rate and other items, including research and development tax credits, representing a net 0.6% reduction in the effective rate.

Net income for the quarter ended March 26, 2011 was $1.4 million, representing a $0.2 million or 12.8% increase when compared to $1.2 million for the prior year quarter as a result of the factors discussed above.  The net income for the first quarter of 2011 equated to $0.08 per basic share and diluted share, compared with $0.07 per basic and diluted share in the first quarter of 2010.

Liquidity and Capital Resources

Liquidity represents the our ability to generate sufficient cash flows from operating activities to satisfy obligations as well as our ability to obtain appropriate financing.  Therefore, liquidity cannot be considered separately from capital resources that consist primarily of current and potentially available funds for use in achieving our objectives.  Currently, our liquidity needs arise primarily from working capital requirements, capital expenditures, and debt repayment.  Sufficient liquidity is expected to be available to enable us to meet these demands.  Net working capital was $18.8 million (a current ratio of 2.0:1) and $20.6 million (a current ratio of 2.3:1) at March 26, 2011 and December 25, 2010, respectively.

Operating Cash Flows

Net cash provided by operating activities was $4.1 million for the quarter ended March 26, 2011 and $5.0 million for the quarter ended March 27, 2010. The overall $0.9 million decrease was primarily a result of cash used to build inventory in the first quarter of 2011 of $0.3 million compared to cash provided by inventories of $3.1 million in the same period in 2010.  The $3.4 million year over year increase in inventory was the primary driver of the $2.6 million year over year increase in accounts payable and accrued liabilities.  Our net revenue growth resulted in increases in accounts receivable of $1.8 million in the first quarter of 2011 compared to $0.9 million in the first quarter of 2010.

Investing Cash Flows

Net cash used in investing activities, all representing capital expenditures, was $2.5 million in the first quarter of 2011 compared to $1.0 million in the first quarter of 2010.  Capital expenditures of $2.5 million in 2011 relate to the purchase of manufacturing equipment of $1.9 million, mostly for new kettles and packaging equipment at our Goodyear facility, building improvements of $0.3 million, and furniture and office equipment of $0.3 million.  Capital expenditures of $1.0 million in the first quarter of 2010 relates to manufacturing equipment of $0.8 million, primarily relating to the installation of the Jamba line, and building improvements of $0.2 million.  In 2011, we plan to spend approximately $9.0 million in capital expenditures, primarily at our manufacturing facilities.  Capital expenditures are funded primarily by net cash flow from operating activities, cash on hand, and available credit from our credit facility.

Financing Cash Flows

Net cash used in financing activities for the first quarter of 2011 was $1.7 million compared to $3.9 million in the first quarter of 2010.  The $2.2 million decrease in net cash used in financing activities was a result of borrowing $2.1 million less on our revolving line of credit year over year.  The reduction of borrowings on our credit facility is due to additional cash generated from operations.

Debt and Capital Resources

Our Goodyear, Arizona manufacturing and distribution facility is subject to a $1.4 million mortgage loan from Morgan Guaranty Trust Company of New York, which bears interest at 9.03% per annum and is secured by the building and the land on which it is located. The loan matures on July 1, 2012; however monthly principal and interest installments of $16,825 are determined based on a twenty-year amortization period.

Our Bluffton, Indiana manufacturing and distribution facility was purchased for $3.0 million in December, 2006. The facility is subject to a $2.1 million mortgage loan from U.S. Bank National Association, (“U.S. Bank”), which bears interest at the 30 day LIBOR plus 165 basis points and is secured by the building and the land on which it is located. The interest rate associated with this debt instrument was fixed to 6.85% via an interest rate swap agreement with U.S. Bank in December 2006.  The loan matures in December, 2016; however monthly principal and interest installments of $18,392 are determined based on a twenty-year amortization period.

To fund the acquisition of Rader Farms we entered into a Loan Agreement (the “Loan Agreement”) with U.S. Bank. Each of our subsidiaries is a guarantor of the Loan Agreement, which is secured by a pledge of all of the assets of our consolidated group.  The borrowing capacity available to us under the Loan Agreement consists of notes representing:

•                                a $15.0 million revolving line of credit maturing on June 30, 2011; based on asset eligibility, there was $7.4 million of borrowing availability under the line of credit at March 26, 2011;

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

On March 21, 2011, we entered into an amended revolving line of credit agreement with U.S. Bank extending our line from $15.0 million up to $25.0 million, maturing in July 31, 2014.  The minimum fixed charge coverage ratio and maximum leverage ratio were modified and the minimum tangible net worth covenant was removed.  Aside from the covenant changes, the terms of the equipment term loan and real estate term loan were not materially modified.

All borrowings under the revolving line of credit will bear interest at either (i) the prime rate of interest announced by U.S. Bank from time to time or (ii) LIBOR, plus the LIBOR Rate Margin (as defined in the revolving credit facility note as adjusted). The term loan will bear interest at LIBOR, plus the LIBOR Rate Margin (as defined in the term loan note).

As is customary in such financings, U.S. Bank may terminate its commitments and accelerate the repayment of amounts outstanding and exercise other remedies upon the occurrence of an event of default (as defined in the Loan Agreement), subject, in certain instances, to the expiration of an applicable cure period.  The agreement requires us to maintain compliance with certain financial covenants, including a minimum tangible net worth, a minimum fixed charge coverage ratio and a leverage ratio. At March 26, 2011, we were in compliance with all of the financial covenants.

Outlook

We believe that our current financing arrangement with U.S. Bank will provide adequate ability to finance future capital expenditures. We anticipate 2011 capital expenditures of approximately $9.0 million, funded through working capital and various purchase or leasing arrangements. Our plans are not expected to materially affect our financial ratios or liquidity.  In connection with the implementation of the our business strategy, we may incur operating losses in the future and may require future debt or equity financings (particularly in connection with future strategic acquisitions, new brand introductions or capital expenditures).  Expenditures relating to acquisition-related integration costs, market and territory expansion and new product development and introduction may adversely affect promotional and operating expenses and consequently may adversely affect operating and net income.  These types of expenditures are expensed for accounting purposes as incurred, while revenue generated from the result of such expansion or new products may benefit future periods.  Management believes that we will generate positive cash flow from operations during the next twelve months, which, along with our existing working capital and borrowing facilities, will enable us to meet our operating cash requirements for the next twelve months.  The belief is based on current operating plans and certain assumptions, including those relating to our future revenue levels and expenditures, industry and general economic conditions and other conditions.  For instance, if current general economic conditions continue or worsen, we believe that our sales forecasts may prove to be less reliable than they have in the past as consumers may change their buying habits with respect to snack food products.  Unexpected price increases for commodities used in our snack products, or adverse weather conditions affecting our Rader Farms crop yield could also impact our financial condition.  If any of these factors change, we may require future debt or equity financings to meet our business requirements.  Any required financings may not be available or, if available, may not be on terms attractive to us.

Interest Rate Swaps

See Footnote 5 “Long-Term Debt” in the Company’s “Notes to Unaudited Condensed Consolidated Financial Statements” for detail regarding our interest rate swaps.

Contractual Obligations

Our future contractual obligations consist principally of long-term debt, operating leases, minimum commitments regarding third party warehouse operations services, remaining minimum royalty payments due licensors pursuant to brand licensing agreements and severance charges to terminated executives.  As of March 26, 2011 there have been no material changes to our contractual obligations since our December 25, 2010 fiscal year end, other than scheduled payments.

Critical Accounting Policies and Estimates

There have been no significant changes to our critical accounting policies and estimates since the filing of our Form 10-K for the year ended December 25, 2010.

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

No change occurred in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II.          Other Information

Item 1.           Legal Proceedings

We are periodically a party to various lawsuits arising in the ordinary course of business.  Management believes, based on discussions with legal counsel, that the resolution of any such lawsuits, individually and in the aggregate,  will not have a material adverse effect on the financial statements taken as a whole.

Item 1A. Risk Factors

During the quarter ended March 26, 2011, there were no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 25, 2010.

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

Dated:	May 5, 2011	INVENTURE FOODS, INC.

		By:	/s/ Terry McDaniel
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