Form 10-Q
period 2011-06-25
INVENTURE FOODS, INC.
filed 2011-08-04
CIK 944508

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 25, 2011

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 18,128,592 as of August 1, 2011.

PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements

INVENTURE FOODS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	June 25,	December 25,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$1,396,468	$980,547
Accounts receivable, net of allowance for doubtful accounts of $132,725 in 2011 and $109,142 in 2010	16,843,098	11,703,056
Inventories	25,255,892	21,814,930
Deferred income tax asset	549,100	621,801
Other current assets	689,958	1,295,837
Total current assets	44,734,516	36,416,171

Property and equipment, net	32,454,027	28,007,869
Goodwill	11,616,225	11,616,225
Trademarks and other intangibles, net	2,054,160	2,075,160
Other assets	742,539	705,442
Total assets	$91,601,467	$78,820,867

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,322,194	$7,707,475
Accrued liabilities	7,308,195	6,452,845
Current portion of long-term debt	1,721,646	1,692,193
Total current liabilities	22,352,035	15,852,513

Long-term debt, less current portion	10,756,277	11,567,800
Line of credit	13,163,156	9,096,892
Deferred income tax liability	3,335,036	3,337,290
Interest rate swaps	674,222	649,389
Other liabilities	660,908	527,325
Total liabilities	50,941,634	41,031,209

Commitments and contingencies (Note 6)

Shareholders’ equity:
Common stock, $.01 par value; 50,000,000 shares authorized; 18,496,549 and 18,372,824 shares issued and outstanding at June 25, 2011 and December 25, 2010	184,966	183,729
Additional paid-in capital	27,174,845	26,557,191
Accumulated other comprehensive loss	(321,684)	(306,902)
Retained earnings	14,092,901	11,826,835
	41,131,028	38,260,853
Less: treasury stock, at cost: 367,957 shares at June 25, 2011 and December 25, 2010	(471,195)	(471,195)
Total shareholders’ equity	40,659,833	37,789,658
Total liabilities and shareholders’ equity	$91,601,467	$78,820,867

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVENTURE FOODS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	Quarter Ended		Six Months Ended
	June 25,	June 26,	June 25,	June 26,
	2011	2010	2011	2010

Net revenues	$43,609,336	$34,912,985	$80,250,018	$66,309,174

Cost of revenues	35,511,783	26,972,353	64,221,969	51,522,670

Gross profit	8,097,553	7,940,632	16,028,049	14,786,504

Selling, general and administrative expenses	6,544,826	5,524,297	12,054,085	10,084,261

Operating income	1,552,727	2,416,335	3,973,964	4,702,243

Interest expense, net	(199,021)	(181,479)	(417,731)	(397,862)

Income before income tax provision	1,353,706	2,234,856	3,556,233	4,304,381

Income tax provision	(493,822)	(859,203)	(1,290,167)	(1,682,331)

Net income	$859,884	$1,375,653	$2,266,066	$2,622,050

Earnings per common share:
Basic	$0.05	$0.08	$0.13	$0.15
Diluted	$0.05	$0.07	$0.12	$0.14

Weighted average number of common shares:
Basic	18,067,391	17,897,724	18,039,030	17,892,683
Diluted	18,719,203	18,516,077	18,692,532	18,471,104

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVENTURE FOODS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended
	June 25, 2011	June 26, 2010

Cash flows from operating activities:
Net income	$2,266,066	$2,622,050
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,184,203	1,839,146
Amortization	33,048	31,222
Provision for bad debts	23,583	12,724
Deferred income taxes	70,446	108,293
Share-based compensation expense	545,210	186,277
Loss on disposition of equipment	2,570	24,798
Change in operating assets and liabilities:
Accounts receivable	(5,302,755)	(2,067,459)
Inventories	(3,440,962)	(1,262,216)
Other assets and liabilities	700,370	274,050
Accounts payable and accrued liabilities	6,470,070	5,807,053
Net cash provided by operating activities	3,551,849	7,575,938

Cash flows from investing activities:
Purchase of equipment	(6,564,931)	(3,457,230)
Net cash used in investing activities	(6,564,931)	(3,457,230)

Cash flows from financing activities:
Net borrowings on line of credit	4,066,264	(3,896,384)
Proceeds from exercise of stock options	73,680	—
Payments made on capital lease obligations	(249,823)	(15,085)
Proceeds from capital lease financing	139,130	578,304
Payments made on long-term debt	(600,248)	(612,473)
Net cash provided by (used in) financing activities	3,429,003	(3,945,638)
Net increase in cash and cash equivalents	415,921	173,070
Cash and cash equivalents at beginning of period	980,547	1,102,689
Cash and cash equivalents at end of period	$1,396,468	$1,275,759

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$424,130	$176,492
Cash paid during the period for income taxes	$1,288,215	$1,136,329

Supplemental disclosures of non-cash investing and financing transactions:
Capital lease obligations incurred for the acquisition of property and equipment	$68,000	$129,303

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

Our fiscal year ends on the last Saturday occurring in the month of December of each calendar year.  Accordingly, the second quarter of 2011 commenced March 27, 2011 and ended June 25, 2011.

Basis of Presentation

The consolidated financial statements include the accounts of Inventure Foods, Inc. and all of our wholly owned subsidiaries.  All significant intercompany amounts and transactions have been eliminated.  The financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all the information and footnotes required by accounting principles generally accepted in the United States of America.  In the opinion of management, the condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary in order to make the consolidated financial statements not misleading.  A description of our accounting policies and other financial information is included in the audited financial statements filed with our Annual Report on Form 10-K for the fiscal year ended December 25, 2010.  The results of operations for the quarter and six months ended June 25, 2011 are not necessarily indicative of the results expected for the full year.

Reclassifications

Certain 2010 amounts have been reclassified to conform to the 2011 presentation.  Specifically, we reclassified $0.1 million and $0.2 million of product development expense from Cost of Revenues to Selling General and Administrative expense on our consolidated statement of income for the quarter and six months ending June 26, 2010, respectively.  In addition, we have also renamed our Berry Products segment to “Frozen Products.”  See Footnote 7 “Business Segments.”

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

At June 25, 2011 and December 25, 2010, the carrying value of cash, accounts receivable, accounts payable and accrued liabilities approximate fair values since they are short-term in nature.  The carrying value of the long-term debt approximates fair-value based on the borrowing rates currently available to us for long-term borrowings with similar terms.

	Fair Value at June 25, 2011
	Level 1	Level 2	Level 3	Total
Liabilities:
Interest rate swaps	—	$674,222	—	$674,222

Considerable judgment is required in interpreting market data to develop the estimate of fair value of our derivative instruments.  Accordingly, the estimate may not be indicative of the amounts that we could realize in a current market exchange.  The use of different market assumptions or valuation methodologies could have a material effect on the estimated fair value amounts.

Income taxes

The following table provides reconciliation between the amount determined by applying the statutory federal income tax rate to the pre tax income amount for the quarter and six months ended June 25, 2011 and June 26, 2010:

	Quarter Ended				Six Months Ended
	June 25, 2011		June 26, 2010		June 25, 2011		June 26, 2010
(dollars in thousands)	$	% of Rev	$	% of Rev	$	% of Rev	$	% of Rev
Provision at statutory rate	$462	34.0%	$760	34.0%	$1,209	34.0%	$1,463	34.0%
State tax provision, net	52	3.8	81	3.6	139	3.9	160	3.7

Non-deductible expenses and other	70	5.3	18	0.8	121	3.5	63	1.5

Research Credits	(49)	(3.6)	—	—	(74)	(2.1)	—	—

Domestic Production Benefits	(41)	(3.0)	—	—	(105)	(3.0)	(4)	(0.1)

Income tax provision	$494	36.5%	$859	38.4%	$1,290	36.3%	$1,682	39.1%

Earnings Per Common Share

Basic earnings per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is calculated by including all dilutive common shares such as stock options and restricted stock. Options to purchase 214,500 shares of our Common Stock were excluded from the computation of diluted earnings per share for both the quarter and six months ending June 25, 2011.   Options to purchase 235,500 and 315,000 shares of our Common Stock were excluded from the computation of diluted earnings per share for the quarter and six months ending June 26, 2010, respectively.  These exclusions were made because the options’ exercise prices were greater than the average market price of our common stock for those periods.  Exercises of outstanding stock options or warrants are assumed to occur for purposes of calculating diluted earnings per share for periods in which their effect would not be anti-dilutive.  Earnings per common share was computed as follows for the quarter and six months ended June 25, 2011 and June 26, 2010:

	Quarter Ended		Six Months Ended
	June 25, 2011	June 26, 2010	June 25, 2011	June 26, 2010
Basic Earnings Per Share:
Net income	$859,884	$1,375,653	$2,226,066	$2,622,050
Weighted average number of common shares	18,067,391	17,897,724	18,039,030	17,892,683
Earnings per common share	$0.05	$0.08	$0.13	$0.15

Diluted Earnings Per Share:
Net income	$859,884	$1,375,653	$2,226,066	$2,622,050

Weighted average number of common shares	18,067,391	17,897,724	18,039,030	17,892,683
Incremental shares from assumed conversions of stock options and non- vested shares of restricted stock	651,812	618,353	653,502	578,421
Adjusted weighted average number of common shares	18,719,203	18,516,077	18,692,532	18,471,104
Earnings per common share	$0.05	$0.07	$0.12	$0.14

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

2.             Inventories

Inventories consisted of the following:

	June 25,	December 25,
	2011	2010
Finished goods	$10,999,916	$6,576,130
Raw materials	14,255,976	15,238,800
	$25,255,892	$21,814,930

3.             Goodwill, Trademarks and Other Intangibles

Goodwill, trademarks and other intangibles, net consisted of the following:

	Estimated Useful Life	June 25, 2011	December 25, 2010
Goodwill:
Inventure Foods, Inc.		$5,986,252	$5,986,252
Rader Farms, Inc.		5,629,973	5,629,973

Total Goodwill		$11,616,225	$11,616,225

Trademarks:
Inventure Foods, Inc.		$895,659	$895,659
Rader Farms, Inc.		1,070,000	1,070,000

Other intangibles:
Rader - Covenant-not-to-compete, gross carrying amount	5 years	160,000	160,000
Rader - Covenant-not-to-compete, accum. Amortization		(130,682)	(114,681)
Rader - Customer relationship, gross carrying amount	10 years	100,000	100,000
Rader - Customer relationship, accum. amortization		(40,817)	(35,818)

Total Trademarks and other intangibles, net		$2,054,160	$2,075,160

Amortization expense related to these intangibles was $10,500 and $21,000 for the quarter and six months ended June 25, 2011 respectively, and $10,500 and $21,000 for the quarter and six months ended June 26, 2010, respectively.

Goodwill and trademarks are reviewed for impairment annually in the fourth fiscal quarter, or more frequently if impairment indicators arise. Goodwill is required to be tested for impairment between the annual tests if an event occurs or circumstances change that more-likely-than-not reduces the fair value of a reporting unit below its carrying value. Intangible assets with indefinite lives are required to be tested for impairment between the annual tests if an event occurs or circumstances change indicating that the asset might be impaired.  We believe the carrying values of our intangible assets are appropriate as of June 25, 2011.

4.             Accrued Liabilities

Accrued liabilities consisted of the following:

	June 25, 2011	December 25, 2010
Accrued payroll and payroll taxes	$1,418,463	$1,697,932
Accrued royalties and commissions	1,097,062	732,817
Accrued advertising and promotion	2,322,861	1,049,888
Accrued other	2,469,809	2,972,208
	$7,308,195	$6,452,845

5.             Long-Term Debt

Long-term debt consisted of the following:

	June 25,	December 25,
	2011	2010
Mortgage loan due monthly through July, 2012; interest at 9.03%; collateralized by land and building in Goodyear, AZ	$1,410,943	$1,447,228
Mortgage loan due monthly through December, 2016; interest rate at 30 day LIBOR plus 165 basis points, fixed through a swap agreement to 6.85%; collateralized by land and building in Bluffton, IN	2,115,916	2,152,254
Equipment term loan due monthly through May, 2014; interest at LIBOR plus 165 basis points; collateralized by equipment at Rader Farms in Lynden, WA	2,571,429	3,000,000
Real Estate term loan due monthly through July, 2017; interest at LIBOR plus 165 basis points; fixed through a swap agreement to 4.28%; secured by a leasehold interest in the real property in Lynden, WA	3,334,293	3,430,943
Capital Lease Obligations, primarily due September 2017	3,045,342	3,228,427
Vehicle term loan and other miscellaneous loans due in various monthly installments through February, 2011; collateralized by vehicles	—	1,141
	12,477,923	13,259,993
Less current portion of long-term debt	(1,721,646)	(1,692,193)
Long-term debt, less current portion	$10,756,277	$11,567,800

To fund the acquisition of Rader Farms, we entered into a Loan Agreement (the “Loan Agreement”) with U.S. Bank. Each of our subsidiaries is a guarantor of the Loan Agreement, which is secured by a pledge of all of the assets of our consolidated group. The borrowing capacity available to us under the Loan Agreement consists of notes representing:

•                                          a $25.0 million revolving line of credit maturing on July 30, 2014; $13.2 million was outstanding at June 25, 2011. Based on eligible assets, there was $7.3 million of borrowing availability under the line of credit at June 25, 2011.  All borrowings under the revolving line of credit will bear interest at either (i) the prime rate of interest announced by U.S. Bank from time to time or (ii) LIBOR, plus the LIBOR Rate Margin (as defined in the revolving credit facility note as adjusted).  On March 21, 2011, we entered into an amended revolving line of credit agreement with U.S. Bank extending our line from $15.0 million up to $25.0 million, maturing in July 2014.  The minimum fixed charge coverage ratio and maximum leverage ratio were modified and the minimum tangible net worth covenant was removed.  Aside from the covenant changes, the terms of the equipment term loan and real estate term loan were not materially modified.

•                                          Equipment term loan due May 2014 noted above.

•                                          Real estate term loan due July 2017 noted above.

As is customary in such financings, U.S. Bank may terminate its commitments and accelerate the repayment of amounts outstanding and exercise other remedies upon the occurrence of an event of default (as defined in the Loan Agreement), subject, in certain instances, to the expiration of an applicable cure period. The agreement, as modified, requires us to maintain compliance with certain financial covenants, including a minimum fixed charge coverage ratio and a leverage ratio. At June 25, 2011, we were in compliance with all of the financial covenants.

Interest Rate Swaps

To manage exposure to changing interest rates, we selectively enter into interest rate swap agreements.  Our interest rate swaps qualify for and are designated as cash flow hedges.  Changes in the fair value of a swap that is highly effective and that is designated and qualifies as a cash flow hedge to the extent that the hedge is effective, are recorded in other comprehensive income (loss).

We entered into an interest rate swap in 2006 to convert the interest rate of the mortgage to purchase the Bluffton, Indiana plant from the contractual rate of 30 day LIBOR plus 165 basis points to a fixed rate of 6.85%. On September 28, 2008, our first day of our fiscal fourth quarter, we prospectively redesignated the hedging relationship to a cash flow hedge.  The swap has a fixed pay-rate of 6.85% and a notional amount of approximately $2.1 million at June 25, 2011 and expires in December 2016.  We evaluate the effectiveness of the hedge on a quarterly basis and at June 25, 2011 the hedge is highly effective.  The interest rate swap had fair value of ($324,509) at June 25, 2011, which is recorded as a liability on the accompanying consolidated balance sheet.  The swap value was determined in accordance with the fair value measurement guidance discussed earlier using Level 2 observable inputs and approximates the loss that would have been realized if the contract had been settled on June 25, 2011.

We entered into another interest rate swap in January 2008 to effectively convert the interest rate on the real estate term loan to a fixed rate of 4.28%.  The interest rate swap is structured with decreasing notional amounts to match the expected pay down of the debt.  The notional value of the swap at June 25, 2011 was $3.3 million.  The interest rate swap is accounted for as a cash flow hedge derivative and expires in July 2017.  We evaluate the effectiveness of the hedge on a quarterly basis and at June 25, 2011 the hedge is highly effective.  The interest rate swap had fair value of ($349,713) at June 25, 2011, which is recorded as a liability on the accompanying consolidated balance sheet.  This value was determined in accordance with the fair value measurement guidance discussed earlier using Level 2 observable inputs and approximates the loss that would have been realized if the contract had been settled on June 25, 2011.

The only component of other comprehensive income/loss for the periods presented is the change in fair value of the interest rate swaps.  The effect of such is as follows:

	Quarter ended		Six Months Ended
	June 25, 2011	June 26, 2010	June 25, 2011	June 26, 2010

Net income	$859,884	$1,375,653	$2,266,066	$2,622,050

Change in fair value of interest rate swaps (net of tax)	(56,974)	(125,972)	(14,782)	(165,042)

Comprehensive Income	$802,910	$1,249,681	$2,251,284	$2,457,008

6.                                      Litigation

We are periodically a party to various lawsuits arising in the ordinary course of business.  Management believes, based on discussions with legal counsel, that the resolution of any such lawsuits, individually and in the aggregate, will not have a material adverse effect on our financial position or results of operations.

7.                                      Business Segments

Our operations consist of two reportable segments: snack products and frozen products.  We determined in June 2011 to change the name of our Berry Products segment to Frozen Products to reflect the breadth of the segement which also reports results from our smoothie beverage product line.  The change was in name only, as the product lines included in both the snack and frozen products segment remain the same.

The snack products segment produces potato chips, potato crisps, potato skins, pellet snacks, kettle chips, and extruded product for sale primarily to snack food distributors and retailers.  This segment includes a limited number of snack food products purchased and sold through our local distribution network in Arizona.  The frozen products segment produces frozen fruit products, such as berries and smoothies, for sale primarily to club stores, groceries and mass merchandisers.  Our reportable segments offer different products and services.  The majority of our revenues are attributable to external customers in the United States.  We sell to external customers internationally in over 40 countries worldwide, however the revenues attributable to those customers are immaterial.  All of our assets are located in the United States.

The accounting policies of the segments are the same as those described in the Summary of Significant Accounting Policies (Note 1).  We do not allocate assets, selling, general and administrative expenses, income taxes or other income and expense to segments.

	Snack Products	Frozen Products	Consolidated
Quarter ended June 25, 2011
Net revenues from external customers	$24,920,265	$18,689,071	$43,609,336
Depreciation and amortization included in segment gross profit	440,316	210,823	651,139
Segment gross profit	5,236,241	2,861,312	8,097,553
Goodwill	5,986,252	5,629,973	11,616,225

Quarter ended June 26, 2010
Net revenues from external customers	$23,062,893	$11,850,092	$34,912,985
Depreciation and amortization included in segment gross profit	295,120	195,599	490,719
Segment gross profit	4,974,145	2,966,487	7,940,632
Goodwill	5,986,252	5,629,973	11,616,225

Six months ended June 25, 2011
Net revenues from external customers	$46,663,310	$33,586,708	$80,250,018
Depreciation and amortization included in segment gross profit	854,145	417,769	1,271,914
Segment gross profit	9,612,468	6,415,581	16,028,049
Goodwill	5,986,252	5,629,973	11,616,225

Six months ended June 26, 2010
Net revenues from external customers	$42,409,951	$23,899,223	$66,309,174
Depreciation and amortization included in segment gross profit	596,395	373,534	969,929
Segment gross profit	8,064,653	6,721,851	14,786,504
Goodwill	5,986,252	5,629,973	11,616,225

The following table reconciles reportable segment gross profit to our consolidated income before income tax provision for the quarters and six months ended June 25, 2011 and June 26, 2010:

	Quarter Ended		Six Months Ended
	June 25, 2011	June 26, 2010	June 25, 2011	June 26, 2010

Segment gross profit	$8,097,553	$7,940,632	$16,028,049	$14,786,504
Unallocated amounts:
Selling, general and administrative expenses	(6,544,826)	(5,524,297)	(12,054,085)	(10,084,261)
Interest expense, net	(199,021)	(181,479)	(417,731)	(397,862)
Income before income tax provision	$1,353,706	$2,234,856	$3,556,233	$4,304,381

8.                                      Shareholders’ Equity

Our 1995 Stock Option Plan (the “1995 Plan”), as amended, provided for the issuance of options to purchase 3,500,000 shares of Common Stock.  The 1995 Plan expired in May 2005 with 410,518 reserved but unissued shares of Common Stock available for issuance under the 1995 Plan, and was replaced by the Inventure Group, Inc. 2005 Equity Incentive Plan (the “2005 Plan”) as described below.  No awards remain outstanding under the 1995 Plan.

The 2005 Plan was approved at our 2005 Annual Meeting of Shareholders and initially reserved for issuance 410,518 shares of Common Stock, which is the number of reserved but unissued shares available for issuance under the 1995 Plan.  The number of shares of Common Stock reserved for issuance has been increased since 2005 to a total of 2,710,518 as of the date of this filing, pursuant to a series of amendments to the 2005 Plan approved by our shareholders.  If any shares of Common Stock subject to awards granted under the 2005 Plan are canceled, those shares will be available for future awards under the 2005 Plan.  The 2005 Plan expires in May 2015, and awards granted under the 2005 Plan may include: nonqualified stock options, incentive stock options, restricted stock, restricted stock units, stock appreciation rights, performance units and stock-reference awards.  Prior to May 2008, all stock option grants had a five year term. The fair value of these stock option grants is amortized to expense over the vesting period, generally five years for employees and one year for the Board of Directors.  In May 2008, our Board of Directors approved a 10 year term for all future stock option grants, with vesting periods of five years and one year for employees and Board of Director members, respectively.

Restricted share activity for the six months ending June 25, 2011 was as follows:

	Plan Restricted Shares
	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Balance, December 25, 2010	299,334	$3.20
Granted	176,000	4.09
Vested	(69,667)	3.00
Forfeited	—	—
Balance, June 25, 2011	405,667	$3.62

During the six months ending June 25, 2011 and June 26, 2010, the total share-based compensation expense from restricted stock recognized in the financial statements was $0.2 million and $0.07 million respectively, which reduced income from operations accordingly.  There were no share-based compensation costs which were capitalized.  As of June 25, 2011 and June 26, 2010 the total unrecognized costs related to non-vested restricted stock awards granted was $1.2 million and $0.9 million respectively.  This expected compensation expense does not reflect any new awards, or modifications to existing awards, that could occur in the future.  All restricted stock awards vest three years from the date of grant for employees, and one year for Board of Directors. Share-based compensation expense related to restricted stock awards is recognized on the straight-line method over the requisite vesting period, and the related share-based compensation expense is included in selling, general and administrative expenses.

The following table summarizes stock option activity during the six months ended June 25, 2011:

	Plan Options
	Options Outstanding	Weighted Average Exercise Price
Balance, December 25, 2010	2,145,500	$2.37
Granted	214,500	4.17
Forfeited	(79,500)	1.90
Cancelled	—	—
Exercised	(89,000)	2.50
Balance, June 25, 2011	2,191,500	$2.56

During the six months ending June 25, 2011 and June 26, 2010, the total share-based compensation expense from stock options recognized in the financial statements was $0.3 million and $0.1 million respectively, which reduced income from operations accordingly.  There were no share-based compensation costs which were capitalized.  As of June 25, 2011 and June 26, 2010 the total unrecognized costs related to non-vested stock option awards granted was $0.8 million and $0.7 million respectively.  We expect to recognize such costs in the financial statements over a weighted average period of 5.0 years.  This expected compensation expense does not reflect any new awards, or modifications to existing awards, that could occur in the future.  Generally, we issue new shares upon the exercise of stock options, as opposed to reissuing treasury shares.

The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the quarters and six months ended:

	Quarter Ended		Six Months Ended
	June 25, 2011	June 26, 2010	June 25, 2011	June 26, 2010
Expected dividend yield	0%	0%	0%	0%
Expected volatility	58%	73%	58%	73%
Risk-free interest rate	3.2%	3.2% - 3.7%	3.2% - 3.5%	3.2% - 3.7%
Expected life	6.5 years	6.5 years	6.5 years	6.5 years

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

The intrinsic value related to total stock options outstanding was $3.2 million as of June 25, 2011 and $2.0 million as of June 26, 2010.  The intrinsic value related to vested stock options outstanding was $2.3 million as of June 25, 2011 and $1.0 million as of June 26, 2010.  The aggregate intrinsic value is based on the exercise price and our closing stock price of $3.98 as of June 25, 2011 and $3.20 as of June 26, 2010.

Issuer Purchases of Equity Securities

The Company’s Board of Directors approved a stock re-purchase program that was publically announced on Form 8-K filed with the SEC on June 21, 2011 whereby up to $3 million of common stock could be purchased from time to time at the discretion of management (the “2011 program”).  Repurchased shares under such a program are generally held as treasury stock and are available for general corporate purposes unless and until such shares are retired by the Board.  The 2011 program expires on June 20, 2012.  No shares have been repurchased under the 2011 program through the date of this filing.  We continue to evaluate our share repurchase opportunities.

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

Results of Operations

Our operations consist of two reportable segments:  snack products and frozen products.  We renamed our Berry Products segment Frozen Products in June, 2011.  See Footnote 7 to our Financial Statements “Business Segments.”  The snack products segment includes manufactured potato chips, kettle chips, potato crisps, potato skins, pellet snacks and extruded product for sale primarily to snack food distributors and retailers.  This segment includes a limited number of snack food products purchased and sold through our local distribution network in Arizona.  The frozen products segment produces frozen fruit products, such as berries and smoothies, for sale primarily to groceries and mass merchandisers.

Quarter ended June 25, 2011 compared to the quarter ended June 26, 2010

	2011		2010		Difference
(dollars in millions)	$	% of Rev	$	% of Rev	$	%
Net revenues	$43.6	100.0%	$34.9	100.0%	$8.7	24.9%
Cost of revenues	35.5	81.4	27.0	77.3	8.5	31.7
Gross profit	8.1	18.6	7.9	22.7	0.2	2.0
Selling, general and administrative expenses	6.5	15.0	5.5	15.8	1.0	18.5
Operating income	1.6	3.6	2.4	6.9	(0.8)	(35.7)
Interest expense, net	0.2	0.5	0.2	0.6	0.0	0.0
Income before income taxes	1.4	3.1	2.2	6.4	(0.9)	(39.4)
Income tax provision	0.5	1.1	0.9	2.5	0.4	42.5
Net income	$0.9	2.0%	$1.4	3.9%	$(0.5)	(37.5)%

Quarter ended June 25, 2011 compared to the quarter ended June 26, 2010

Net revenues increased 24.9%, or $8.7 million, to $43.6 million for the quarter ended June 25, 2011 compared with net revenues of $34.9 million for the second quarter in 2010.  Snack products segment net revenues were $24.9 million, up $1.9 million and 8.1% from prior year.  Snack products segment growth was driven by net revenue increases of 23.9% for Boulder Canyon™, 17.0% for T.G.I.Fridays®, and 48.2% for private label, primarily driven by pricing increases and volume growth.  Frozen products segment net revenues were $18.7 million, an increase of $6.8 million or 57.7%.  The frozen products segment revenue increase was driven by the continued roll-out of our Jamba® All Natural Smoothies.  Jamba® net revenue for the quarter was $6.3 million.  Excluding Jamba® net revenues, frozen products segment net revenues were up 11.1% for the quarter.

Gross profit for the quarter increased $0.2 million or 2.0% to $8.1 million, and decreased as a percentage of net revenues to 18.6% for the quarter ended June 25, 2011 as compared to 22.7% in the second quarter of 2010.  Snack products segment gross profit of $5.2 million increased $0.3 million or 5.3% and decreased as a percentage of net revenues to 21.0% as compared to 21.6% in 2010.  The price increases taken late in the second quarter were partially offset by increases in our revenue reduction tradespend to promote Boulder Canyon™ growth and increased freight costs borne by higher fuel prices.  The frozen products segment gross profit of $2.9 million was down $0.1 million or 3.5%, and decreased as a percentage of net revenues to 15.3% from 25.0%.  The decrease in gross profit dollars and net revenue percentages for the quarter are primarily attributable to the trade promotion and related expenditures incurred for our Jamba® Smoothies national roll-out, including a national coupon program executed at a major warehouse retailer during the quarter.  Additionly, the frozen products segment was impacted by the higher cost of berries relative to the prior year, which benefited from the exceptional 2009 berry harvest.

Selling, general and administrative (“SG&A”) expenses were $6.5 million or 15.0% of net revenues for the quarter ended June 25, 2011, an increase of $1.0 million and down 0.8 percentage points from 15.8% of net revenues compared to the second quarter of 2010.  The increase in SG&A expenses were primarily driven by increased sales and marketing expenses of approximately $1.1 million primarily driven by our continued investment in Jamba® and Boulder Canyon™ through additional hiring, marketing, sampling and sales commission expense.

The income tax provision of $0.5 million is $0.4 million less than the income tax provision of $0.9 million in the second quarter of 2010.  Our effective income tax expense rate was 36.5% in the second quarter of 2011 compared to 38.4% in the second quarter of 2010.  The change in the effective rate is due to the impact of domestic production activity deductions of $0.04 million, representing a 3.0% reduction in the effective rate, research and development tax credits of $0.05 million, representing a 3.6% reduction in the effective rate, offset by a $0.07 million increase in tax-effected equity compensation costs and other items, representing a 4.7% increase in the effective rate.

Consolidated net income for the quarter ended June 25, 2011 was $0.9 million, representing a $0.5 million or 37.5% decrease when compared to $1.4 million for the prior year quarter as a result of the factors discussed above.  The net income for the second quarter of 2011 equated to $0.05 per basic share and fully diluted share, compared with $0.08 per basic share and $0.07 per fully diluted share in the second quarter of 2010.

Six months ended June 25, 2011 compared to the six months ended June 26, 2010

	2011		2010		Difference
(dollars in millions)	$	% of Rev	$	% of Rev	$	%
Net revenues	$80.3	100.0%	$66.3	100.0%	$13.9	21.0%
Cost of revenues	64.2	80.0	51.5	77.7	12.7	24.6
Gross profit	16.0	20.0	14.8	22.3	1.2	8.4
Selling, general and administrative expenses	12.1	15.0	10.1	15.2	2.0	19.5
Operating income	4.0	5.0	4.7	7.1	(0.7)	(15.5)
Interest expense, net	0.4	0.5	0.4	0.6	0.0	5.0
Income before income taxes	3.6	4.4	4.3	6.5	(0.7)	(17.4)
Income tax provision	1.3	1.6	1.7	2.5	0.4	23.3
Net income	$2.3	2.8%	$2.6	4.0%	$(0.4)	(13.6)%

For the six months ended June 25, 2011 net revenues increased $13.9 million or 21.0% to $80.3 million compared to $66.3 million in the first half of the previous year.  Snack product segment net revenues were $46.7 million, up 10.0% over last year’s first half net revenues, led by growth in our Boulder Canyon™, T.G.I.Friday’s®, and private label products, resultant of pricing and volume increases.  Frozen product segment net revenues were $33.6 million, up 40.5% over last year’s first half net revenues.  The frozen products segment increase was primarily driven by our Jamba® smoothies national roll-out.  Jamba® Smoothies totaled $8.4 million in net revenues for the first half of 2011, compared to $0.7 million in the previous year.  Excluding Jamba® net revenues, the frozen products segment net revenue was up 8.8% for the first half of 2011.

Gross profit for the six months ended June 25, 2011 was $16.0 million, or 20.0% of net revenues, compared to $14.8 million, or 22.3% of net revenues, for the prior year.  Snack products segment gross profit of $9.6 million increased $1.5 million or 19.2% and increased as a percentage of net revenues to 20.6% as compared to 19.0% in 2010.  Snack products segment gross profit growth for the first half was driven primarily by strong volumes in our more profitable brands and channels.  The frozen products segment gross profit of $6.4 million was down $0.3 million or 4.6%, and decreased as a percentage of net revenues to 19.1% from 28.1%.  The decrease in gross profit dollars and net revenue percentages for the first half are primarily attributable to our increased spending on trade promotion, slotting fees, and coupon expense supporting the Jamba® Smoothies national rollout.  The frozen products segment was also impacted by the higher cost of berries relative to the prior year, which benefited from the exceptional 2009 berry harvest

Selling, general and administrative expenses increased to $12.1 million for the first half of 2011, up $2.0 million from the prior year.  Selling, general and administrative expenses were 15.0% of total net revenues for the first half of 2011, a 0.2 percentage decrease compared to the first half of 2010.  The dollar increase is primarily related to the additional promotional support of our Jamba® and Boulder Canyon™ products, including demonstration and marketing expenses, as well as increased additional sales and marketing personnel supporting the Jamba® and Boulder Canyon™ brands.

The income tax provision of $1.3 million is $0.4 million less than the $1.7 million of tax provision in the first half of 2010.  Our effective income tax expense rate was 36.3% in the first half of 2011 compared to 39.1% in the first half of 2010.  The change in the effective rate is due to the impact of domestic production activity deductions of $0.1 million, representing a 2.9% reduction in the effective rate, research and development tax credits of $0.07 million, representing a 2.1% reduction in the effective rate, offset by a $0.09 million increase in tax-effected equity compensation costs and other items, representing a 2.2% increase in the effective rate.

Consolidated net income for the first half ended June 25, 2011 was $2.3 million, representing a $0.4 million or 13.6% decrease when compared to $2.6 million for the prior year first half, as a result of the factors discussed above.  The net income for the first half of 2011 equated to $0.13 per basic share and $0.12 per fully diluted share, compared with $0.15 per basic share and $0.14 per fully diluted share in the first half of 2010.

Liquidity and Capital Resources

Liquidity represents our ability to generate sufficient cash flows from operating activities to satisfy obligations as well as our ability to obtain appropriate financing.  Therefore, liquidity cannot be considered separately from capital resources that consist primarily of current and potentially available funds for use in achieving our objectives.  Currently, our liquidity needs arise primarily from working capital requirements, capital expenditures, and debt repayment.  Sufficient liquidity is expected to be available to enable us to meet these demands.  Net working capital was $22.4 million (a current ratio of 2.0:1) and $20.6 million (a current ratio of 2.3:1) at June 25, 2011 and December 25, 2010, respectively.

Operating Cash Flows

Net cash provided by operating activities was $3.6 million for the six months ended June 25, 2011 and $7.6 million for the six months ended June 26, 2010. The overall $4.0 million decrease was primarily a result of our increases in accounts receivable of $5.3 million in the first six months of 2011, compared to $2.1 million in the same period in 2010, and attributable to our net revenue growth.  In addition, cash used to build inventory in the first six months of 2011 was $3.4 million compared to $1.3 million in the same period in 2010.  The $2.1 million year-over-year increase in inventory was the primary driver of the $0.7 million year over year increase in accounts payable and accrued liabilities.

Investing Cash Flows

Net cash used in investing activities, all representing capital expenditures, was $6.6 million in the first six months of 2011 compared to $3.5 million in the first six months of 2010.  Capital expenditures of $6.6 million in 2011 relate to the purchase of manufacturing equipment of $5.1 million, primarily at our Goodyear facility for new kettles and packaging, $0.9 million of building improvements, and $0.6 million in furniture and office equipment.  Capital expenditures of $3.5 million in the first six months of 2010 relates to manufacturing equipment of $2.8 million, primarily relating to the installation of the Jamba line, building improvements of $0.5 million and $0.2 million in furniture and office equipment.  In 2011, we plan to spend approximately $10.0 million in capital expenditures, primarily at our manufacturing facilities.  Capital expenditures are funded primarily by net cash flow from operating activities, cash on hand, and available credit from our credit facility.

Financing Cash Flows

Net cash provided by financing activities for the first six months of 2011 was $3.4 million compared to net cash used of $3.9 million in the first six months of 2010.  The $7.3 million increase in net cash provided by financing activities was primarily a result of additional borrowings of $8.0 million on our revolving line of credit year over year.  The increase of borrowings on our credit facility is due to our capital expenditure initiatives in progress at our Goodyear facility, increased accounts receivables generated from higher net revenues, and planned build-up of inventories for our national Jamba® Smoothies launch.

Debt and Capital Resources

As is customary in such financings, U.S. Bank may terminate its commitments and accelerate the repayment of amounts outstanding and exercise other remedies upon the occurrence of an event of default (as defined in the Loan Agreement), subject, in certain instances, to the expiration of an applicable cure period.  The agreement requires us to maintain compliance with certain financial covenants, including a minimum tangible net worth, a minimum fixed charge coverage ratio and a leverage ratio. At June 25, 2011, we were in compliance with all of the financial covenants.

Outlook

We believe that our current financing arrangement with U.S. Bank will provide adequate ability to finance future capital expenditures. We anticipate 2011 capital expenditures of approximately $10.0 million, funded through working capital and various purchase or leasing arrangements. Our plans are not expected to materially affect our financial ratios or liquidity.  In connection with the implementation of the our business strategy, we may incur operating losses in the future and may require future debt or equity financings (particularly in connection with future strategic acquisitions, new brand introductions or capital expenditures).  Expenditures relating to acquisition-related integration costs, market and territory expansion and new product development and introduction may adversely affect promotional and operating expenses and consequently may adversely affect operating and net income.  These types of expenditures are expensed for accounting purposes as incurred, while revenue generated from the result of such expansion or new products may benefit future periods.  Management believes that we will generate positive cash flow from operations during the next twelve months, which, along with our existing working capital and borrowing facilities, will enable us to meet our operating cash requirements for the next twelve months.  The belief is based on current operating plans and certain assumptions, including those relating to our future revenue levels and expenditures, industry and general economic conditions and other conditions.  For instance, if current general economic conditions continue or worsen, we believe that our sales forecasts may prove to be less reliable than they have in the past as consumers may change their buying habits with respect to snack food products.  Unexpected price increases for commodities used in our snack products, or adverse weather conditions affecting our Rader Farms crop yield could also impact our financial condition.  If any of these factors change, we may require future debt or equity financings to meet our business requirements.  Any required financings may not be available or, if available, may not be on terms attractive to us.

Interest Rate Swaps

See Footnote 5 “Long-Term Debt” in the Company’s “Notes to Unaudited Condensed Consolidated Financial Statements” for detail regarding our interest rate swaps.

Contractual Obligations

Our future contractual obligations consist principally of long-term debt, operating leases, minimum commitments regarding third party warehouse operations services, remaining minimum royalty payments due licensors pursuant to brand licensing agreements and severance charges to terminated executives.  As of June 25, 2011 there have been no material changes to our contractual obligations since our December 25, 2010 fiscal year end, other than scheduled payments.

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

Item 1A. Risk Factors

During the quarter and six months ended June 25, 2011, there were no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 25, 2010.

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.         Defaults Upon Senior Securities

None.

Item 5.         Other Information

None.

Item 6.         Exhibits

(a)                                 Exhibits:

10.80 —*	Inventure Foods, Inc. Amended and Restated 2005 Equity Incentive Plan (1)

31.1 —	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15(d)-14(a).

31.2 —	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15(d)-14(a).

32.1 —	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Company’s definitive Proxy Statement on Schedule 14A filed on April 15, 2011.

*	Management compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:	August 4, 2011	INVENTURE FOODS, INC.

		By:	/s/ Terry McDaniel
Terry McDaniel
Chief Executive Officer
(Principal Executive Officer)

EXHIBIT INDEX

10.80—*	Inventure Foods, Inc. Amended and Restated 2005 Equity Incentive Plan (1)

31.1 —	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15(d)-14(a).

31.2 —	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15(d)-14(a).

32.1 —	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Company’s definitive Proxy Statement on Schedule 14A filed on April 15, 2011.

*	Management compensatory plan or arrangement.