Form 10-Q
period 2011-09-24
INVENTURE FOODS, INC.
filed 2011-11-04
CIK 944508

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 24, 2011

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 18,168,172 as of November 2, 2011.

PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements

INVENTURE FOODS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	September 24,	December 25,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$1,366,226	$980,547
Accounts receivable, net of allowance for doubtful accounts of $210,408 in 2011 and $109,142 in 2010	14,814,595	11,703,056
Inventories	36,395,586	21,814,930
Deferred income tax asset	557,620	621,801
Other current assets	1,911,221	1,295,837
Total current assets	55,045,248	36,416,171

Property and equipment, net	33,277,142	28,007,869
Goodwill	11,616,225	11,616,225
Trademarks and other intangibles, net	2,043,660	2,075,160
Other assets	729,714	705,442
Total assets	$102,711,989	$78,820,867

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,375,482	$7,707,475
Accrued liabilities	12,030,104	6,452,845
Current portion of long-term debt	3,040,182	1,692,193
Total current liabilities	29,445,768	15,852,513

Long-term debt, less current portion	9,009,411	11,567,800
Line of credit	19,044,381	9,096,892
Deferred income tax liability	3,096,565	3,337,290
Interest rate swaps	862,874	649,389
Other liabilities	675,389	527,325
Total liabilities	62,134,388	41,031,209

Commitments and contingencies (Note 6)

Shareholders’ equity:
Common stock, $.01 par value; 50,000,000 shares authorized; 18,536,129 and 18,372,824 shares issued and outstanding at September 24, 2011 and December 25, 2010	185,362	183,729
Additional paid-in capital	27,398,106	26,557,191
Accumulated other comprehensive loss	(436,761)	(306,902)
Retained earnings	13,902,089	11,826,835
	41,048,796	38,260,853
Less: treasury stock, at cost: 367,957 shares at September 24, 2011 and December 25, 2010	(471,195)	(471,195)
Total shareholders’ equity	40,577,601	37,789,658
Total liabilities and shareholders’ equity	$102,711,989	$78,820,867

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVENTURE FOODS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Quarter Ended		Nine Months Ended
	September 24,	September 25,	September 24,	September 25,
	2011	2010	2011	2010

Net revenues	$37,518,334	$34,072,238	$117,768,352	$100,381,412

Cost of revenues	31,111,745	26,981,184	95,333,715	78,503,854

Gross profit	6,406,589	7,091,054	22,434,637	21,877,558

Selling, general and administrative expenses	6,615,271	5,479,110	18,669,356	15,563,371

Operating income (loss)	(208,682)	1,611,944	3,765,281	6,314,187

Interest expense, net	(227,316)	(232,545)	(645,047)	(630,407)

Income (loss) before income tax provision	(435,998)	1,379,399	3,120,234	5,683,780

Income tax (provision) benefit	245,186	(166,882)	(1,044,980)	(1,849,213)

Net income (loss)	$(190,812)	$1,212,517	$2,075,254	$3,834,567

Earnings (loss) per common share:
Basic	$(0.01)	$0.07	$0.11	$0.21
Diluted	$(0.01)	$0.07	$0.11	$0.21

Weighted average number of common shares:
Basic	18,139,674	17,936,356	18,072,579	17,907,241
Diluted	18,139,674	18,559,515	18,732,535	18,490,471

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVENTURE FOODS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended
	September 24, 2011	September 25, 2010

Cash flows from operating activities:
Net income	$2,075,254	$3,834,567
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,380,913	2,788,198
Amortization	50,485	46,832
Provision for bad debts	101,265	4,359
Deferred income taxes	(176,545)	442,267
Share-based compensation expense	768,868	361,728
Loss on disposition of equipment	2,570	24,798
Change in operating assets and liabilities:
Accounts receivable	(3,350,935)	(1,592,527)
Inventories	(14,580,657)	(5,798,388)
Other assets and liabilities	(426,949)	(322,958)
Accounts payable and accrued liabilities	12,245,267	4,091,724
Net cash provided by operating activities	89,536	3,880,600

Cash flows from investing activities:
Purchase of equipment	(8,584,755)	(6,816,759)
Net cash used in investing activities	(8,584,755)	(6,816,759)

Cash flows from financing activities:
Net borrowings on line of credit	9,947,489	1,037,518
Proceeds from exercise of stock options	73,680	—
Payments made on capital lease obligations	(377,057)	(21,600)
Proceeds from capital lease financing	138,130	2,927,097
Payments made on long-term debt	(901,344)	(908,894)
Net cash provided by financing activities	8,880,898	3,034,121
Net increase in cash and cash equivalents	385,679	97,962
Cash and cash equivalents at beginning of period	980,547	1,102,689
Cash and cash equivalents at end of period	$1,366,226	$1,200,651

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$655,561	$249,495
Cash paid during the period for income taxes	$1,665,486	$1,255,329

Supplemental disclosures of non-cash investing and financing transactions:
Capital lease obligations incurred for the acquisition of property and equipment	$68,000	$129,303

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

Our goal is to build a rapidly growing specialty brand company that specializes on evolving consumer eating habits in two primary product groups: 1) Healthy/Natural Food Products 2) Indulgent Specialty Snack Food Brands.  We sell our products nationally through a number of channels including: Grocery, Natural, Mass, Drug, Club, Vending, Food Service, Convenience Stores and International.

We are engaged in the development, production, marketing and distribution of innovative snack food products and frozen berry products that are sold primarily through grocery retailers, mass merchandisers, club stores, convenience stores, dollar stores and vend distributors across the United States and internationally.  We currently manufacture and sell nationally T.G.I. Friday’s® brand snacks under license from T.G.I. Friday’s Inc., BURGER KING TM brand snack products under license from Burger King Corporation, and Nathan’s Famous® brand snacks under license from Nathan’s Famous, Inc.  We currently (i) manufacture and sell our own brands of snack food products, including Poore Brothers®, Bob’s Texas Style® and Boulder CanyonTM Natural Foods brand batch-fried potato chips, Tato Skins® brand potato snacks and O’Boises® potato snacks (ii) manufacture private label snacks for grocery and various other retail chains and (iii) distribute in Arizona snack food products that are manufactured by others.  We sell our T.G.I. Friday’s®, BURGER KING™, and Nathan’s Famous® branded snack products to mass merchandisers, grocery, club and drug stores directly and to primarily convenience stores and vend operators through independent distributors.  Our other brands are also sold through independent distributors.

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

Our fiscal year ends on the last Saturday occurring in the month of December of each calendar year.  Accordingly, the third quarter of 2011 commenced June 26, 2011 and ended September 24, 2011.

Basis of Presentation

The condensed consolidated financial statements include the accounts of Inventure Foods, Inc. and all of our wholly owned subsidiaries.  All significant intercompany amounts and transactions have been eliminated.  The financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all the information and footnotes required by accounting principles generally accepted in the United States of America.  In the opinion of management, the condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary in order to make the consolidated financial statements not misleading.  A description of our accounting policies and other financial information is included in the audited financial statements filed with our Annual Report on Form 10-K for the fiscal year ended December 25, 2010.  The results of operations for the quarter and nine months ended September 24, 2011 are not necessarily indicative of the results expected for the full year.

Reclassifications

Certain 2010 amounts have been reclassified to conform to the 2011 presentation.  Specifically, we reclassified $0.03 million and $0.2 million of product development expense from Cost of Revenues to Selling General and Administrative expense on our condensed consolidated statements of operations for the quarter and nine months ending September 25, 2010, respectively.  In addition, we have also renamed our Berry Products segment to “Frozen Products.”  See Footnote 7 “Business Segments.”

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

At September 24, 2011 and December 25, 2010, the carrying value of cash, accounts receivable, accounts payable and accrued liabilities approximate fair values since they are short-term in nature.  The carrying value of the long-term debt approximates fair value based on the borrowing rates currently available to us for long-term borrowings with similar terms.

	Fair Value at September 24, 2011
	Level 1	Level 2	Level 3	Total
Liabilities:
Interest rate swaps	—	$862,874	—	$862,874

Considerable judgment is required in interpreting market data to develop the estimate of fair value of our derivative instruments.  Accordingly, the estimate may not be indicative of the amounts that we could realize in a current market exchange.  The use of different market assumptions or valuation methodologies could have a material effect on the estimated fair value amounts.

Income taxes

The following table provides reconciliation between the amount determined by applying the statutory federal income tax rate to the pre-tax income amount for the quarter and nine months ended September 24, 2011 and September 25, 2010:

	Quarter Ended				Nine Months Ended
	September 24, 2011		September 25, 2010		September 24, 2011		September 25, 2010
(dollars in thousands)	$	%	$	%	$	%	$	%
(Provision) benefit at statutory rate	$148	34.0%	$(469)	(34.0)%	$(1,061)	(34.0)%	$(1,932)	(34.0)%
State tax (provision) benefit, net	18	4.1	(78)	(5.7)	(121)	(3.9)	(238)	(4.2)

Non-deductible expenses and other	11	2.5	(68)	(4.9)	(111)	(3.6)	(131)	(2.3)

Research Credits	75	17.2	288	20.9	149	4.8	288	5.1

Domestic Production Benefits	(7)	(1.6)	160	11.6	99	3.2	164	2.9

Income tax (provision) benefit	$245	56.2%	$(167)	(12.1)%	$(1,045)	(33.5)%	$(1,849)	(32.5)%

Earnings Per Common Share

Basic earnings per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is calculated by including all dilutive common shares such as stock options and restricted stock. For the quarter ended September 24, 2011, due to the net loss, basic weighted average shares outstanding were required to be utilized for diluted earnings per share. Therefore, options to purchase 214,500 shares of our Common Stock were excluded from diluted weighted average shares outstanding. Options to purchase 214,500 shares of our Common Stock were excluded from the calculation of diluted earnings per share for the nine months ended September 24, 2011 because their effects were antidilutive.  Options to purchase 190,000 and 306,000 shares of our Common Stock were excluded from the computation of diluted earnings per share for the quarter and nine months ended September 25, 2010, respectively.  These exclusions were made because the options’ exercise prices were greater than the average market price of our common stock for those periods.  Exercises of outstanding stock options or warrants are assumed to occur for purposes of calculating diluted earnings per share for periods in which their effect would not be anti-dilutive.  Earnings (loss) per common share was computed as follows for the three and nine months ended September 24, 2011 and September 25, 2010:

	Quarter Ended		Nine Months Ended
	September 24, 2011	September 25, 2010	September 24, 2011	September 25, 2010
Basic:
Net income (loss)	$(190,812)	$1,212,517	$2,075,254	$3,834,567
Weighted average number of common shares	18,139,674	17,936,356	18,072,579	17,907,241
Earnings (loss) per common share	$(0.01)	$0.07	$0.11	$0.21

Diluted:
Net income (loss)	$(190,812)	$1,212,517	$2,075,274	$3,834,567

Weighted average number of common shares	18,139,674	17,936,356	18,072,579	17,907,241
Incremental shares from assumed conversions of stock options and non- vested shares of restricted stock	—	623,159	659,956	583,230
Adjusted weighted average number of common shares	18,139,674	18,559,515	18,732,535	18,490,471
Earnings (loss) per common share	$(0.01)	$0.07	$0.11	$0.21

Stock Options and Stock-Based Compensation

Stock options and other stock-based compensation awards expense are adjusted for estimated forfeitures and are recognized on a straight-line basis over the requisite period of the award, which is currently five to ten years for stock options, and one to three years for restricted stock.  We estimate future forfeiture rates based on our historical experience.

Compensation costs related to all share-based payment arrangements, including employee stock options, are recognized in the financial statements based on the fair value method of accounting. Excess tax benefits related to share-based payment arrangements are classified as cash inflows from financing activities and cash outflows from operating activities.

See Footnote 8 “Shareholders’ Equity” for additional information.

Adoption of New Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued an amendment related to statements of comprehensive income. This amendment requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income in either a single continuous statement of comprehensive income or in two separate but consecutive statements. This amended guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. In addition, this amended guidance requires retrospective application. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of this standard will not have a material impact on our financial results, but will change the current financial presentation of other comprehensive income within our financial statements.

In September 2011, the FASB amended the guidance on the annual testing of goodwill for impairment. The amended guidance will allow companies to assess qualitative factors to determine if it is more-likely-than-not that goodwill might be impaired and whether it is necessary to perform the two-step goodwill impairment test required under current accounting standards. The guidance is effective for fiscal years beginning after December 15, 2011, with early adoption permitted. The Company has determined that this new guidance will not have a material impact on its consolidated financial statements.

In January 2010, the FASB issued an amendment to require new disclosures for fair value measurements and provide clarification for existing disclosure requirements. More specifically, this update requires (a) an entity to disclose separately the amounts of significant transfers in and out of Levels 1 and 2 fair value measurements and to describe the reasons for the transfers; and (b) information about purchases, sales, issuances and settlements to be presented separately (i.e. present the activity on a gross basis rather than net) in the reconciliation for fair value measurements using significant unobservable inputs (Level 3 inputs). This update clarifies existing disclosure requirements for the level of disaggregation used for classes of assets and liabilities measured at fair value, and requires disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements using Level 2 and Level 3 inputs.  We adopted this standard at the beginning of our 2010 fiscal year and it did not have a material impact on the Consolidated Financial Statement note disclosures.

2.             Inventories

Inventories consisted of the following:

	September 24,	December 25,
	2011	2010
Finished goods	$8,276,767	$6,576,130
Raw materials	28,118,819	15,238,800
	$36,395,586	$21,814,930

3.             Goodwill, Trademarks and Other Intangibles

Goodwill, trademarks and other intangibles, net consisted of the following:

	Estimated Useful Life	September 24, 2011	December 25, 2010
Goodwill:
Inventure Foods, Inc.		$5,986,252	$5,986,252
Rader Farms, Inc.		5,629,973	5,629,973

Total Goodwill		$11,616,225	$11,616,225

Trademarks:
Inventure Foods, Inc.		$895,659	$895,659
Rader Farms, Inc.		1,070,000	1,070,000

Other intangibles:
Rader - Covenant-not-to-compete, gross carrying amount	5 years	160,000	160,000
Rader - Covenant-not-to-compete, accum. amortization		(138,684)	(114,681)
Rader - Customer relationship, gross carrying amount	10 years	100,000	100,000
Rader - Customer relationship, accum. amortization		(43,315)	(35,818)

Total Trademarks and other intangibles, net		$2,043,660	$2,075,160

Amortization expense related to these intangibles was $10,500 and $31,500 for the quarter and nine months ended September 24, 2011 respectively, and $10,500 and $31,500 for the quarter and nine months ended September 25, 2010, respectively.

Goodwill and trademarks are reviewed for impairment annually in the fourth fiscal quarter, or more frequently if impairment indicators arise. Goodwill is required to be tested for impairment between the annual tests if an event occurs or circumstances change that more-likely-than-not reduces the fair value of a reporting unit below its carrying value. Intangible assets with indefinite lives are required to be tested for impairment between the annual tests if an event occurs or circumstances change indicating that the asset might be impaired.  We believe the carrying values of our intangible assets are appropriate as of September 24, 2011.

4.             Accrued Liabilities

Accrued liabilities consisted of the following:

	September 24, 2011	December 25, 2010
Accrued payroll and payroll taxes	$1,208,167	$1,697,932
Accrued royalties and commissions	897,141	732,817
Accrued advertising and promotion	2,134,598	1,049,888
Accrued berry purchase payments	6,431,696	1,147,000
Accrued other	1,358,502	1,825,208
	$12,030,104	$6,452,845

5.             Long-Term Debt

Long-term debt consisted of the following:

	September 24,	December 25,
	2011	2010
Mortgage loan due monthly through July, 2012; interest at 9.03%; collateralized by land and building in Goodyear, AZ	$1,392,180	$1,447,228
Mortgage loan due monthly through December, 2016; interest rate at 30 day LIBOR plus 165 basis points, fixed through a swap agreement to 6.85%; collateralized by land and building in Bluffton, IN	2,097,672	2,152,254
Equipment term loan due monthly through May, 2014; interest at LIBOR plus 165 basis points; collateralized by equipment at Rader Farms in Lynden, WA	2,357,143	3,000,000
Real Estate term loan due monthly through July, 2017; interest at LIBOR plus 165 basis points; fixed through a swap agreement to 4.28%; secured by a leasehold interest in the real property in Lynden, WA	3,285,413	3,430,943
Capital Lease Obligations, primarily due September 2017	2,917,185	3,228,427
Vehicle term loan and other miscellaneous loans due in various monthly installments through February, 2011; collateralized by vehicles	—	1,141
	12,049,593	13,259,993
Less current portion of long-term debt	(3,040,182)	(1,692,193)
Long-term debt, less current portion	$9,009,411	$11,567,800

To fund the acquisition of Rader Farms, we entered into a Loan Agreement (the “Loan Agreement”) with U.S. Bank. Each of our subsidiaries is a guarantor of the Loan Agreement, which is secured by a pledge of all of the assets of our consolidated group. The borrowing capacity available to us under the Loan Agreement consists of notes representing:

•              a revolving line of credit up to $25 million maturing on July 30, 2014;  On March 21, 2011, we entered into an amended revolving line of credit agreement with U.S. Bank extending our line from $15.0 million up to $25.0 million, maturing in July 2014.  The minimum fixed charge coverage ratio and maximum leverage ratio were modified and the minimum tangible net worth covenant was removed.  Aside from the covenant changes, the terms of the equipment term loan and real estate term loan were not materially modified.  At September 24, 2011, $19.0 million was outstanding and, based on eligible assets, $4.5 million was available under the line of credit.  All borrowings under the revolving line of credit bear interest at either (i) the prime rate of interest announced by U.S. Bank from time to time or (ii) LIBOR, plus the LIBOR Rate Margin (as defined in the revolving credit facility note as adjusted.)

•              Equipment term loan due May 2014.

•              Real estate term loan due July 2017.

As is customary in such financings, U.S. Bank may terminate its commitments and accelerate the repayment of amounts outstanding and exercise other remedies upon the occurrence of an event of default (as defined in the Loan Agreement), subject, in certain instances, to the expiration of an applicable cure period. The agreement, as modified, requires us to maintain compliance with certain financial covenants, including a minimum fixed charge coverage ratio and a leverage ratio. At September 24, 2011, we were in compliance with all of the financial covenants.

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

We entered into an interest rate swap in 2006 to convert the interest rate of the mortgage to purchase the Bluffton, Indiana plant from the contractual rate of 30 day LIBOR plus 165 basis points to a fixed rate of 6.85%. On September 28, 2008, our first day of our fiscal fourth quarter, we prospectively redesignated the hedging relationship to a cash flow hedge.  The swap has a fixed pay-rate of 6.85% and a notional amount of approximately $2.1 million at September 24, 2011 and expires in December 2016.  We evaluate the effectiveness of the hedge on a quarterly basis and at September 24, 2011 the hedge is highly effective.  The interest rate swap had fair value of ($395,782) at September 24, 2011, which is recorded as a liability on the accompanying consolidated balance sheet.  The swap value was determined in accordance with the fair value measurement guidance discussed earlier using Level 2 observable inputs and approximates the loss that would have been realized if the contract had been settled on September 24, 2011.

We entered into another interest rate swap in January 2008 to effectively convert the interest rate on the real estate term loan to a fixed rate of 4.28%.  The interest rate swap is structured with decreasing notional amounts to match the expected pay down of the debt.  The notional value of the swap at September 24, 2011 was $3.3 million.  The interest rate swap is accounted for as a cash flow hedge derivative and expires in July 2017.  We evaluate the effectiveness of the hedge on a quarterly basis and at September 24, 2011 the hedge is highly effective.  The interest rate swap had fair value of ($467,092) at September 24, 2011, which is recorded as a liability on the accompanying consolidated balance sheet.  This value was determined in accordance with the fair value measurement guidance discussed earlier using Level 2 observable inputs and approximates the loss that would have been realized if the contract had been settled on September 24, 2011.

The only component of other comprehensive income (loss) for the periods presented is the change in fair value of the interest rate swaps.  The effect of such is as follows:

	Quarter ended		Nine Months Ended
	Sept 24, 2011	Sept 25, 2010	Sept 24, 2011	Sept 25, 2010

Net income (loss)	$(190,812)	$1,212,517	$2,075,274	$3,834,567

Change in fair value of interest rate swaps (net of tax)	(115,077)	(88,297)	(129,859)	(253,339)

Comprehensive income (loss)	$(305,889)	$1,124,220	$1,945,415	$3,581,228

6.             Litigation

We are periodically a party to various lawsuits arising in the ordinary course of business.  Management believes, based on discussions with legal counsel, that the resolution of any such lawsuits, individually and in the aggregate, will not have a material adverse effect on our financial position or results of operations.

7.             Business Segments

Our operations consist of two reportable segments: snack products and frozen products.  We determined in June 2011 to change the name of our Berry Products segment to Frozen Products to reflect the breadth of the segment which also reports results from our smoothie beverage product line.  The change was in name only, as the product lines included in both the snack and frozen products segments remain the same.

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

The accounting policies of the segments are the same as those described in the Organization and Summary of Significant Accounting Policies (Note 1).  We do not allocate assets, selling, general and administrative expenses, income taxes or other income and expense to segments.

	Snack Products	Frozen Products	Consolidated
Quarter ended September 24, 2011
Net revenues from external customers	$23,473,328	$14,045,006	$37,518,334
Depreciation and amortization included in segment gross profit	509,634	217,878	727,512
Segment gross profit	4,333,033	2,073,556	6,406,589
Goodwill	5,986,252	5,629,973	11,616,225

Quarter ended September 25, 2010
Net revenues from external customers	$22,400,116	$11,672,122	$34,072,238
Depreciation and amortization included in segment gross profit	290,261	217,343	507,604
Segment gross profit	4,725,249	2,365,805	7,091,054
Goodwill	5,986,252	5,629,973	11,616,225

Nine months ended September 24, 2011
Net revenues from external customers	$70,136,637	$47,631,715	$117,768,352
Depreciation and amortization included in segment gross profit	1,364,667	635,647	2,000,314
Segment gross profit	13,945,502	8,489,135	22,434,637
Goodwill	5,986,252	5,629,973	11,616,225

Nine months ended September 25, 2010
Net revenues from external customers	$64,810,067	$35,571,345	$100,381,412
Depreciation and amortization included in segment gross profit	886,656	590,877	1,477,533
Segment gross profit	12,789,902	9,087,656	21,877,558
Goodwill	5,986,252	5,629,973	11,616,225

The following table reconciles reportable segment gross profit to our consolidated income (loss) before income tax provision for the quarters and nine months ended September 24, 2011 and September 25, 2010:

	Quarter Ended		Nine Months Ended
	September 24, 2011	September 25, 2010	September 24, 2011	September 25, 2010

Segment gross profit	$6,406,589	$7,091,054	$22,434,637	$21,877,558
Unallocated amounts:
Selling, general and administrative expenses	(6,615,271)	(5,479,110)	(18,669,356)	(15,563,371)
Interest expense, net	(227,316)	(232,545)	(645,047)	(630,407)
Income (loss) before income tax provision	$(435,998)	$1,379,399	$3,120,234	$5,683,780

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

Restricted share activity for the nine months ending September 24, 2011 was as follows:

	Plan Restricted Shares
	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Balance, December 25, 2010	299,334	$3.20
Granted	176,000	4.09
Vested	(69,667)	3.00
Forfeited	—	—
Balance, September 24, 2011	405,667	$3.62

During the nine months ending September 24, 2011 and September 25, 2010, the total share-based compensation expense from restricted stock recognized in the financial statements was $0.4 million and $0.2 million respectively, which reduced income from operations accordingly.  During the quarter ending September 24, 2011 and September 25, 2010, the total share-based compensation expense from restricted stock recognized in the financial statements was $0.2 million and $0.1 million respectively, which reduced income from operations accordingly.  There were no share-based compensation costs which were capitalized.  As of September 24, 2011 and September 25, 2010 the total unrecognized costs related to non-vested restricted stock awards granted was $1.0 million and $0.8 million respectively.  This expected compensation expense does not reflect any new awards, or modifications to existing awards, that could occur in the future.  All restricted stock awards vest three years from the date of grant for employees, and one year for Board of Directors. Share-based compensation expense related to restricted stock awards is recognized on the straight-line method over the requisite vesting period, and the related share-based compensation expense is included in selling, general and administrative expenses.

The following table summarizes stock option activity during the nine months ended September 24, 2011:

	Plan Options
	Options Outstanding	Weighted Average Exercise Price
Balance, December 25, 2010	2,145,500	$2.37
Granted	214,500	4.17
Forfeited	(79,500)	1.90
Cancelled	—	—
Exercised	(212,000)	2.65
Balance, September 24, 2011	2,068,500	$2.54

During the nine months ending September 24, 2011 and September 25, 2010, the total share-based compensation expense from stock options recognized in the financial statements was $0.3 million and $0.2 million respectively, which reduced income from operations accordingly.  During the quarter ending September 24, 2011 and September 25, 2010, the total share-based compensation expense from stock options recognized in the financial statements was $0.07 million and $0.1 million respectively, which reduced income from operations accordingly.  There were no share-based compensation costs which were capitalized.  As of September 24, 2011 and September 25, 2010 the total unrecognized costs related to non-vested stock option awards granted was $0.7 million and $0.6 million respectively.  We expect to recognize such costs in the financial statements over a weighted average period of 5.0 years.  This expected compensation expense does not reflect any new awards, or modifications to existing awards, that could occur in the future.  Generally, we issue new shares upon the exercise of stock options, as opposed to reissuing treasury shares.  There were 212,000 and 161,000 stock options exercised during the nine months ended September 24, 2011 and September 25, 2010, respectively.

The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the quarters and nine months ended:

	Quarter Ended		Nine Months Ended
	September 24, 2011	September 25, 2010	September 24, 2011	September 25, 2010
Expected dividend yield	0%	0%	0%	0%
Expected volatility	58%	73%	58%	73%
Risk-free interest rate	3.2% - 3.5%	2.6%	3.2% - 3.5%	3.2% - 3.7%
Expected life	6.5 years	6.5 years	6.5 years	6.5 years

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

The intrinsic value related to total stock options outstanding was $3.0 million as of September 24, 2011 and $3.0 million as of September 25, 2010.  The intrinsic value related to vested stock options outstanding was $2.1 million as of September 24, 2011 and $1.6 million as of September 25, 2010.  The aggregate intrinsic value is based on the exercise price and our closing stock price of $4.00 as of September 24, 2011 and $3.70 as of September 25, 2010.

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

Quarter ended September 24, 2011 compared to the quarter ended September 25, 2010

	2011		2010		Difference
(dollars in millions)	$	% of Rev	$	% of Rev	$	%
Net revenues	$37.5	100.0%	$34.1	100.0%	$3.4	10.1%
Cost of revenues	31.1	82.9	27.0	79.3	4.1	15.3
Gross profit	6.4	17.1	7.1	20.8	(0.7)	(9.7)
Selling, general and administrative expenses	6.6	17.6	5.5	16.1	1.1	20.7
Operating income (loss)	(0.2)	(0.5)	1.6	4.7	(1.8)	(112.9)
Interest expense, net	0.2	0.5	0.2	0.7	0.0	0.0
Income (loss) before income taxes	(0.4)	(1.2)	1.4	4.0	(1.8)	(131.6)
Income tax provision (benefit)	(0.2)	(0.5)	0.2	0.4	(0.4)	(246.9)
Net income (loss)	$(0.2)	(0.5)%	$1.2	3.6%	$(1.4)	(115.7)%

Net revenues increased 10.1%, or $3.4 million, to $37.5 million for the quarter ended September 24, 2011 compared with net revenues of $34.1 million for the third quarter in 2010.  Snack products segment net revenues were $23.5 million, up $1.1 million and 4.8% from prior year.  Snack products segment growth was driven by net revenue increases of 10.3% for Boulder Canyon™, 60.3% for private label, and 0.7% for T.G.I.Fridays®, primarily driven by pricing increases and volume growth, and partially offset by declines in our smaller non-strategic brands.  Frozen products segment net revenues were $14.0 million, an increase of $2.4 million or 20.3%.  The frozen products segment revenue increase was driven by the continued roll-out of our Jamba® All Natural Smoothies.  Jamba® net revenue for the quarter was $3.3 million, up $1.4 million or 71.1% from prior year.  Excluding Jamba® net revenues, frozen products segment net revenues were up $1.0 million, or 10.3% for the quarter.

Gross profit for the quarter decreased $0.7 million or 9.7% to $6.4 million, and decreased as a percentage of net revenues to 17.1% for the quarter ended September 24, 2011 as compared to 20.8% in the third quarter of 2010.  Snack products segment gross profit of $4.3 million decreased $0.4 million or 8.3% and decreased as a percentage of net revenues to 18.5% as compared to 21.1% in 2010.  The decrease is primarily attributable to our effort to work through capacity constraints at the Goodyear plant during the facility’s ongoing capital improvements program.  This included higher outsourced production costs and increased labor costs primarily due to overtime.  In addition, we had increases in our revenue reduction coupon spending to promote Boulder Canyon™ growth.  The frozen products segment gross profit of $2.1 million was down $0.3 million or 12.4%, and decreased as a percentage of net revenues to 14.8% from 20.3%.  The overall decrease in gross profit dollars and margin for the quarter are primarily attributable to the impact of an $1.8 million, or 62.8%, increase in slotting fees, trade spending, and coupon expense, nearly all of which continue to support the Jamba® and Boulder Canyon™ brands.

Selling, general and administrative (“SG&A”) expenses were $6.6 million or 17.6% of net revenues for the quarter ended September 24, 2011, an increase of $1.1 million and up 1.5 percentage points from 16.1% of net revenues when compared to the third quarter of 2010.  The increase in SG&A expenses for the quarter were almost entirely driven by increased sales and marketing expenses supporting Jamba® and Boulder Canyon™ through additional marketing, sampling and sales commission expense.

The income tax benefit of ($0.2) million is $0.4 million less than the income tax provision of $0.2 million in the third quarter of 2010.  This is due to the taxable loss incurred in the quarter ended September 24, 2011.

Consolidated net loss for the quarter ended September 24, 2011 was $0.2 million, representing a $1.4 million decrease when compared to consolidated net income of $1.2 million for the prior year quarter, as a result of the factors discussed above.  The net loss for the third quarter of 2011 equated to a net loss of $0.01 per basic share and fully diluted share, compared with net income of $0.07 per basic share and fully diluted share in the third quarter of 2010.

Nine months ended September 24, 2011 compared to the nine months ended September 25, 2010

	2011		2010		Difference
(dollars in millions)	$	% of Rev	$	% of Rev	$	%
Net revenues	$117.8	100.0%	$100.4	100.0%	$17.4	17.3%
Cost of revenues	95.3	80.1	78.5	78.4	16.8	21.4
Gross profit	22.4	19.0	21.9	21.8	0.6	2.5
Selling, general and administrative expenses	18.7	15.9	15.6	15.5	3.1	20.0
Operating income	3.8	3.2	6.3	6.3	(2.5)	(40.4)
Interest expense, net	0.6	0.5	0.6	0.6	0.0	0.0
Income before income taxes	3.1	2.7	5.7	5.7	(2.6)	(45.1)
Income tax provision	1.0	0.9	1.8	1.8	(0.8)	(43.5)
Net income	$2.1	1.8%	$3.8	3.8%	$(1.7)	(45.9)%

For the nine months ended September 24, 2011 net revenues increased $17.4 million or 17.3% to $117.8 million compared to $100.4 million in the previous year.  Snack product segment net revenues were $70.1 million, up 8.2% over prior year’s net revenues, led by growth in our Boulder Canyon™ (up 23.9%), T.G.I.Friday’s®(up 11.4%), and private label products (up 46.8%), primarily driven by both pricing and volume increases, and partially offset by declines in our smaller non strategic brands.  Frozen product segment net revenues were $47.6 million, up 33.9% over prior year’s net revenues.  This increase was primarily driven by the national roll-out of our Jamba® smoothies.  Jamba® totaled $11.6 million in net revenues for the first nine months of 2011, compared to $2.6 million in the previous year.  Excluding Jamba® net revenues, the frozen products segment net revenue was up 9.3% for the first nine months 2011.

Gross profit for the nine months ended September 24, 2011 was $22.4 million, or 19.0% of net revenues, compared to $21.9 million, or 21.8% of net revenues, for the prior year.  Snack products segment gross profit of $13.9 million increased $1.2 million or 9.0% and increased as a percentage of net revenues to 19.9% as compared to 19.7% in 2010.  Snack products segment gross profit growth for the first nine months was driven primarily by strong volumes in our more profitable brands and channels, and partially offset by our effort to work through capacity constraints at the Goodyear plant during the facility’s ongoing capital improvements program.  This included higher outsourced production costs and increased labor costs primarily due to overtime.  The frozen products segment gross profit of $8.5 million was down $0.6 million or 6.6%, and decreased as a percentage of net revenues to 17.8% from 25.5%.  The decrease in gross profit dollars and margin for the first nine months of 2011 are primarily attributable to our increased spending on trade promotion, slotting fees and coupon expense supporting the Jamba® national rollout.  The frozen products segment was also impacted by the higher cost of berries relative to the prior year, which benefited from the exceptional 2009 berry harvest.

SG&A increased to $18.7 million for the first nine months of 2011, up $3.1 million from the prior year.  SG&A expenses were 15.9% of total net revenues for the first nine months of 2011, an increase of 35 basis points compared to the first nine months of 2010.  The increase is primarily related to the continued additional promotional support of our Jamba® and Boulder Canyon™ products, including demonstration and marketing expenses, as well as increased additional sales and marketing personnel supporting the Jamba® and Boulder Canyon™ brands.

The income tax provision of $1.0 million is $0.8 million less than the $1.8 million of tax provision in the first nine months of 2010.  Our effective income tax expense rate was 33.5% in the first nine months of 2011 compared to 32.5% in 2010.  The change in the effective rate is due to the impact of an $0.02 million decrease in tax-effected equity compensation costs and other items, representing a 1.3% increase in the effective rate and research and development tax credits decrease of $0.1 million, representing a 0.3% increase in the effective rate.  These were offset by a $0.1 million decrease in state tax provision, representing a reduction of 0.3%, and domestic production activity deductions decrease of $0.07 million, representing a 0.3% reduction in the effective rate.

Consolidated net income for the nine months ended September 24, 2011 was $2.1 million, representing a $1.7 million or 45.9% decrease when compared to $3.8 million for the prior year, as a result of the factors discussed above.  The net income for the first nine months of 2011 equated to $0.11 per basic share and fully diluted share, compared with $0.21 per basic share and fully diluted share in the first nine months of 2010.

Liquidity and Capital Resources

Liquidity represents our ability to generate sufficient cash flows from operating activities to satisfy obligations as well as our ability to obtain appropriate financing.  Therefore, liquidity cannot be considered separately from capital resources that consist primarily of current and potentially available funds for use in achieving our objectives.  Currently, our liquidity needs arise primarily from working capital requirements, capital expenditures, and debt repayment.  Sufficient liquidity is expected to be available to enable us to meet these demands.  Net working capital was $25.6 million (a current ratio of 1.9:1) and $20.6 million (a current ratio of 2.3:1) at September 24, 2011 and December 25, 2010, respectively.

Operating Cash Flows

Net cash provided by operating activities was $0.1 million for the nine months ended September 24, 2011 and $3.9 million for the nine months ended September 25, 2010. The overall $3.8 million decrease was primarily a result of our $8.8 million incremental increase in inventory in the first nine months of 2011, which was $14.6 million compared to $5.8 million in the same period in 2010.  We elected to take advantage of purchasing higher quantities of lower cost fresh berries in order to reduce our frozen berry purchase requirements.   In addition, we incurred increases in accounts receivable of $3.4 million in the first nine months of 2011, compared to $1.6 million in the same period in 2010, which were attributable to our net revenue growth.  The $8.8 million year-over-year increase in inventory was the primary driver of the $8.2 million year over year increase in accounts payable and accrued liabilities.

Investing Cash Flows

Net cash used in investing activities, all representing capital expenditures, was $8.6 million in the first nine months of 2011 compared to $6.8 million in 2010.  Capital expenditures of $8.6 million in 2011 relate to the purchase of manufacturing equipment of $6.0 million, primarily at our Goodyear facility for new kettles and packaging, $1.8 million of building improvements, and $0.8 million in furniture and office equipment.  Capital expenditures of $6.8 million in the first nine months of 2010 relates to manufacturing equipment of $5.8 million, primarily relating to the installation of extrusion equipment in our Bluffton facility, building improvements of $0.5 million and $0.5 million in furniture and office equipment.  In 2011, we plan to spend approximately $10.0 million in capital expenditures, primarily at our manufacturing facilities.  Capital expenditures are funded primarily by net cash flow from operating activities, cash on hand, and available credit from our credit facility.

Financing Cash Flows

Net cash provided by financing activities for the first nine months of 2011 was $8.9 million compared to net cash provided of $3.0 million in 2010.  The $5.9 million increase in net cash provided by financing activities was primarily a result of additional borrowings of $8.9 million on our revolving line of credit year over year, partially offset by the $2.8 million year over year decrease in proceeds from capital lease financing relating to the prior year’s extrusion implementation in Bluffton.  The increase of borrowings on our credit facility is due to our capital expenditure initiatives in progress at our Goodyear facility and planned build-up of inventories.

Debt and Capital Resources

At September 24, 2011, there was $4.5 million of borrowing availability under the revolving line of credit in our Loan Agreement with U.S. Bank.  As is customary in such financings, U.S. Bank may terminate its commitments and accelerate the repayment of amounts outstanding and exercise other remedies upon the occurrence of an event of default (as defined in the Loan Agreement), subject, in certain instances, to the expiration of any applicable cure period.  The agreement requires us to maintain compliance with certain financial covenants, including a minimum fixed charge coverage ratio and a leverage ratio.  At September 24, 2011, we were in compliance with all of the financial covenants.  See Footnote 5 to our Financial Statements “Long Term Debt.”

Outlook

We believe that our current financing arrangement with U.S. Bank will provide adequate ability to finance future capital expenditures. We anticipate 2011 capital expenditures of approximately $10.0 million, funded through working capital and various purchase or leasing arrangements. Our plans are not expected to materially affect our financial ratios or liquidity.  In connection with the implementation of our business strategy, we may incur operating losses in the future and may require future debt or equity financings (particularly in connection with future strategic acquisitions, new brand introductions or capital expenditures).  Expenditures relating to acquisition-related integration costs, market and territory expansion and new product development and introduction may adversely affect promotional and operating expenses and consequently may adversely affect operating and net income.  These types of expenditures are expensed for accounting purposes as incurred, while revenue generated from the result of such expansion or new products may benefit future periods.  Management believes that we will generate positive cash flow from operations during the next twelve months, which, along with our existing working capital and borrowing facilities, will enable us to meet our operating cash requirements for the next twelve months.  The belief is based on current operating plans and certain assumptions, including those relating to our future revenue levels and expenditures, industry and general economic conditions and other conditions.  For instance, if current general economic conditions continue or worsen, we believe that our sales forecasts may prove to be less reliable than they have in the past as consumers may change their buying habits with respect to snack food products.  Unexpected price increases for commodities used in our snack products, or adverse weather conditions affecting our Rader Farms crop yield could also impact our financial condition.  If any of these factors change, we may require future debt or equity financings to meet our business requirements.  Any required financings may not be available or, if available, may not be on terms attractive to us.

Interest Rate Swaps

See Footnote 5 “Long-Term Debt” in the Company’s “Notes to Unaudited Condensed Consolidated Financial Statements” for detail regarding our interest rate swaps.

Contractual Obligations

Our future contractual obligations consist principally of long-term debt, operating leases, minimum commitments regarding third party warehouse operations services, remaining minimum royalty payments due licensors pursuant to brand licensing agreements and certain severance charges to terminated executives.  As of September 24, 2011 there have been no material changes to our contractual obligations since our December 25, 2010 fiscal year end, other than scheduled payments.

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

Item 1A. Risk Factors

During the quarter and nine months ended September 24, 2011, there were no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 25, 2010.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 5.  Other Information

None.

Item 6.  Exhibits

(a)	Exhibits:

	31.1 —	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15(d)-14(a).

	31.2 —	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15(d)-14(a).

	32.1 —	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	101	Interactive Data File

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:	November 4, 2011	INVENTURE FOODS, INC.

		By:	/s/ Terry McDaniel
Terry McDaniel
Chief Executive Officer
(Principal Executive Officer)

EXHIBIT INDEX

31.1 —	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15(d)-14(a).

31.2 —	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15(d)-14(a).

32.1 —	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data File