Form 10-K
period 2011-12-31
INVENTURE FOODS, INC.
filed 2012-03-27
CIK 944508

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission File Number: 1-14556

INVENTURE FOODS, INC.

(Exact name of registrant as specified in its charter)

Delaware	86-0786101
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

5415 East High Street, Suite 350

Phoenix, Arizona 85054

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code:  (623) 932-6200

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of exchange on which registered
Common Stock, $.01 par value	The Nasdaq Stock Market

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐ No  ☒

The aggregate market value of the voting stock (Common Stock, $.01 par value) held by non-affiliates of the Registrant was approximately $53.0 million based upon the closing market price on June 25, 2011, the last business day of the Registrant’s most recently completed second fiscal quarter.

The number of issued and outstanding shares of Common Stock, $.01 par value, as of March 15, 2012 was 18,309,355.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Registrant’s Annual Meeting of Shareholders to be held on May 16, 2012 are incorporated by reference into Part III of this Form 10-K.

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

Item 1.  Business

General

Inventure Foods, Inc., a Delaware corporation (the “Company,” referred to as “we” “our” or “us”), is a $160+ million leading marketer and manufacturer of healthy/natural and indulgent specialty snack food brands. We are headquartered in Phoenix, Arizona with plants in Arizona, Indiana and Washington.  Our executive offices are located at 5415 East High Street, Suite 350, Phoenix, Arizona 85054, and our telephone number is (623) 932-6200.

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

Products

In our healthy/natural category, products include Rader Farms® frozen berries, Jamba® All Natural Smoothies and Boulder Canyon™ Natural Foods brand snack chips including kettle cooked potato chips, Rice & Bean snack chips, Hummus tortilla chips, All Natural Multi-Grain Puffs and Garden Select Vegetable Crisps. In our indulgent specialty category, products include T.G.I. Friday’s® brand snacks, Nathan’s Famous® brand snacks, BURGER KING™ brand snacks, Poore Brothers® kettle cooked potato chips, Bob’s Texas Style® kettle cooked chips, Tato Skins® brand potato snacks and O’Boises® potato snacks.

We also manufacture and distribute private label and co-branded fruit and snack chip products for several grocery chains and natural stores.  While extremely price competitive, we believe that such arrangements provide a profitable opportunity for us to improve the capacity utilization of our facilities.

In addition to our own products, we purchase and resell throughout Arizona snack food products manufactured by others.  Such distributed products include, but are not limited to, pretzels, popcorn, dips, coffee and meat snacks.

During 2011, we launched a number of new items under our existing brands, including Boulder Canyon™ Natural Foods Garden Select Vegetable Crisps; Boulder Canyon™ Natural Foods Olive Oil kettle cooked potato chips; T.G.I. Friday’s® Onion Rings; and Nathan’s Famous® Crunchy Crinkle Fries.  We also launched in 2011 the Jamba® Caribbean Passion and Orange Dream Machine at home frozen smoothie kits.  These Jamba® branded blend-and-serve smoothie kits are all natural, and provide a full serving of fruit and 100% Daily Value of vitamin C.

For the fiscal years 2011 and 2010, net revenues totaled $162.2 million and $134.0 million, respectively, and T.G.I. Friday’s® brand salted snacks represented 28% of our total net revenues in 2011 and 29% of our total net revenues in 2010.

	Percent of Total Net Revenues
	2011	2010
Branded snack and berry products	79%	78%
Private label products	19%	19%
Distributed products revenues	2%	3%

Total revenues	100%	100%

Business Strategy

Our business strategy is to continue building a diverse portfolio of high quality, competitively priced healthy/natural food brands (Rader Farms® , Boulder CanyonTM Natural Foods, and Jamba®) and indulgent specialty food brands (T.G.I. Friday’s®, Nathan’s Famous®, BURGER KING TM, Poore Brothers®) through expansion of existing brands, licensing, acquisition and development.  The goals of our strategy are to (i) capitalize on healthy/natural and indulgent specialty food brand opportunities, (ii) deliver incremental category growth for retailers, (iii) provide product innovation targeted to a defined consumer segment, (iv) complement, rather than compete directly against, large national competitors with leading national brands, and (v) build relationships with major retailers in all channels of distribution by providing them higher margins, excellent customer service and constant innovation.  We plan to mitigate the financial impact of launching new products by introducing them in test markets prior to large scale regional or national introductions, and to continue to improve profit margins through increased operating efficiencies and manufacturing capacity utilization. The primary elements of our long-term business strategy are as follows:

Develop, Acquire or License Innovative Healthy/Natural and Indulgent Specialty Food Brands.  A significant element of our business strategy is to develop, acquire or license new innovative healthy/natural and indulgent specialty food brands that provide strategic fit with our existing business and possess strong national brand equity in order to expand, complement or diversify our existing business.

Broaden Distribution of Existing Brands.  We plan to increase distribution and build the market share of our existing branded products through selected trade activity in various existing or new markets and channels.  Marketing efforts may include, among other things, trade advertising and promotional programs with distributors and retailers, in-store advertisements, in-store displays and limited consumer advertising, public relations and coupon programs.

Develop New Products for Existing Brands.  We plan to continue our innovation activities to identify and develop (i) new line extensions for our brands, such as new flavors or products, and (ii) new food segments in which to expand the brand’s presence.

Leverage Infrastructure and Capacity.  Our Indiana, Arizona and Washington facilities are currently operating at approximately 60%, 80% and 60% of their respective manufacturing capacities.  We continue to expand upon our own branded product lines, as well as secure new manufacturing opportunities in private label and co-packing arrangements.  In addition, we plan to continue capital investment in our plants and drive operating efficiencies.

Pursue Acquisitions.  We continue to evaluate acquisition opportunities in the specialty food area where we can use our competencies in Operations, Sales, Marketing and Distribution in order to drive revenue and profit growth.

Improve Profit Margins.  We plan to increase gross profit margins through increased long-term revenue growth, improved operating efficiencies, and higher margin new products.  We believe that additional improvements to our manufactured products’ gross profit margins are possible with the achievement of the business strategies discussed above.

Manufacturing

Our Company-owned manufacturing facility in Bluffton, Indiana produces snack products utilizing a sheeting and frying process with three fryer lines that can produce an aggregate of up to approximately 9,000 pounds per hour of Boulder Canyon™ Natural Foods, T.G.I. Friday’s®, BURGER KING™ and Tato Skins® brand products.  Previously introduced production capabilities at the Bluffton plant allow us to use existing equipment to make additional snacks, including pellet snacks, which are entirely different in appearance and taste from our other product lines.  We believe this technology will help expand our product lines and facilitate growth.  During 2010, we invested $3.4 million in equipment to produce extruded product previously produced by third parties and to develop innovative new products.  We also produce snacks for customers under private label agreements.  The Indiana facility is currently operating at approximately 60% of processing capacity.

Our Company-owned manufacturing facility in Goodyear, Arizona has the capacity to produce up to approximately 4,600 pounds of potato chips per hour, including 2,500 pounds of batch-fried potato chips per hour and 2,100 pounds of continuous-fried potato chips per hour.  Poore Brothers®, Bob’s Texas Style®, Boulder CanyonTM Natural Foods, co-packing and private label branded potato chips are produced in a variety of flavors utilizing a batch-frying process.  While conventional continuous line cooking methods may produce higher production volume, we believe that our batch-frying process is superior and produces premium potato chip products with enhanced crispness and distinctive flavor.  During 2011, we spent approximately $4.9 million in capital at the Goodyear facility in order to increase capacity and improve efficiencies.  The investment included additional high capacity kettle cooking equipment, and increasing our high speed packaging machines.  The Arizona facility is currently operating at approximately 80% of processing capacity.

Our Company-owned Rader Farms farming facility in Lynden, Washington has the capacity to produce up to eight million pounds of grown raspberries and blueberries per year.  Rader Farms grows, processes and markets premium berry blends, raspberries, blueberries, and rhubarb and purchases marionberries, cherries, cranberries, strawberries and other fruits from a select network of fruit growers for resale.  The fruit is processed and packaged for sale and distribution nationally to wholesale customers under the Rader Farms® brand, as well as through store brands.  We also use third party processors for certain products.  The individually quick frozen (“IQF”) processing facilities located at the same location have the capacity to apply the IQF process to 40 million pounds of berries annually.  In 2011, we invested in new packaging equipment to accommodate our Jamba® smoothie launch.  The 2011 harvest at Rader Farms was of average yield for the season.  The Washington processing facility is operating at approximately 60% of capacity.

Marketing and Distribution

We sell our products nationally and internationally through a number of channels including: Grocery, Natural, Mass, Drug, Club, Vending, Food Service, Convenience Store (C-Store) and International.

Our licensed T.G.I. Friday’s® brand snack food products have achieved significant market presence across a number of sales channels.  We have retained various sales and marketing agencies with employees and offices nationwide to represent T.G.I. Friday’s® brand snacks on behalf of us in the grocery and convenience store channels.  Our own sales organization, as well as brokers, sells T.G.I. Friday’s® brand snacks in the mass, club, value and drug channels.  We also obtain significant sales on T.G.I. Friday’s® brand snacks in the vending channel nationwide through an independent network of brokers and distributors.

Our potato chip brands are distributed to grocery and other retailers directly, through brokers, and by a select group of independent distributors in Arizona. The Boulder CanyonTM Natural Foods brand potato chip products have achieved market presence in natural food stores nationwide as well as other leading national grocery retailers.  We select brokers and distributors for our branded products primarily on the basis of quality of service, call frequency on customers, financial capability and relationships they have with all of the various channels in which we operate. We currently retain a Canadian sales and marketing agency to sell to Canadian customers. We have also retained an international broker to expand sales.

Our distribution network throughout Arizona includes approximately 44 independently operated service routes.  Each route is operated by an independent distributor who merchandises to major grocery store chains in Arizona, such as Albertson’s, Basha’s, Fry’s and Safeway stores.  The independent distributors also service many smaller independent grocery stores, club stores, and military facilities throughout Arizona.  In addition to Poore Brothers® branded and private label products, we distribute throughout Arizona a wide variety of snack food items manufactured by other companies, including, but not limited to, pretzels, popcorn, dips, coffee and meat snacks.

The marketing of our berry and smoothie products is essentially performed through company sales force and brokers with whom we have relationships.  Similar to our snack business, we select brokers primarily on the basis of quality of service, call frequency on customers, financial capability and relationships they have with supermarkets and club stores, including access to freezer space for our frozen products.

Successful marketing of our products depends, in part, upon obtaining adequate shelf or freezer space for such products, particularly in supermarkets, discount stores and the club channel for snacks, berry products and smoothies and C-Stores and vending machines for snacks.  Frequently, we incur additional marketing costs in order to obtain additional shelf space.  Whether or not we will continue to incur such costs in the future will depend upon a number of factors including, demand for our products, relative availability of shelf space and general competitive conditions.  We may incur significant shelf space, consumer marketing or other promotional costs as a necessary condition of entering into competition or maintaining market share in particular markets or channels.  Any such costs may materially affect our financial performance.

Our marketing programs are designed to increase product trial and build brand awareness in core markets.  Most of our marketing spending has traditionally been focused on trade advertising and trade promotions designed to attract new consumers to the products at a reduced retail price.  Our marketing programs also include selective event sponsorship designed to increase brand awareness and to provide opportunities to mass sample branded products.  We also invest marketing dollars in brand and category research, coupons, customer consumer programs, Facebook, Twitter, and other social media.

We continue to focus on expanding the distribution of our Boulder CanyonTM Natural Foods brand nationally through the natural channel and in the grocery channel, as well as club stores, vending machines, drug, and C-stores.  We continue to pursue expansion of our Rader Farms® and Jamba ® branded fruit products in our Frozen segment.  We continue to evaluate new private label customer expansion.  We also continue to evaluate international opportunities with the T.G.I. Friday’s®, Boulder CanyonTM Natural Foods, Jamba®, Rader Farms® and BURGER KING™ brands.

Suppliers

The principal raw materials we utilize are potatoes, potato flakes, potato starch, corn, oils and berries.  We believe that the raw materials we need to produce our products are readily available from numerous suppliers on commercially reasonable terms.  Potatoes, potato flakes and corn are widely available year-round, although they are subject to seasonal price fluctuations.  We use a variety of oils and seasonings in the production of our snack products and believe that alternative sources for such oils and seasonings, as well as alternative oils and seasonings, are readily abundant and available.  We may lock in prices for raw materials, such as oils, as we deem appropriate.  We produce an average of 20% to 25% of our total annual berry requirements in our own farms, and augment that production by purchasing additional berries to meet customer demand.  We purchase both fresh berries from local farmers and already frozen berries for our repackaging business, and purchase yogurt in cube form from a third party company for use in our at home smoothie kits.  We use packaging materials in our snack manufacturing and frozen distribution business.

We choose our suppliers based primarily on price, quality, availability, and service.  Although we believe that our required products and ingredients are readily available, and that our business success is not dependent on any single supplier, the failure of certain suppliers to meet our performance specifications, quality standards or delivery schedules could have a material adverse effect on our operations.  In particular, a sudden scarcity, a substantial price increase, or an unavailability of product ingredients could materially adversely affect our operations.  In such circumstances, alternative ingredients may not be available when needed and on commercially attractive terms, if at all.

Customers

Costco accounted for 30% and 23% of the Company’s 2011 and 2010 net revenues, respectively.  The remainder of our revenues was derived from sales to customers, grocery chains, club stores or regional distributors, none of which individually accounted for more than 10% of our net revenues in 2011.  A decision by any of our major customers to cease or substantially reduce their purchases could have a material adverse effect on our business.

The majority of our revenues are attributable to external customers in the United States.  We do sell to Canadian and international customers as well, however, the revenues attributable to these customers are immaterial.  All of our assets are located in the United States.

Competition

Our snack products generally compete against other snack foods, including potato chips and tortilla chips.  The snack food industry is large and highly competitive and is dominated by large food companies, including Frito-Lay, Inc., a subsidiary of PepsiCo, Inc., Procter and Gamble, Diamond Foods and General Mills.  These companies possess substantially greater financial, production, marketing, distribution and other resources than us, and their brands are more widely recognized than our products.  Numerous other companies that are actual or potential competitors offer products similar to ours, and some of these have greater financial and other resources (including more employees and more extensive facilities) than us.  In addition, many competitors offer a wider range of products than we offer.  Local or regional markets often have significant smaller competitors, many of whom offer products similar to ours.  Expansion of our operations into new markets has and will continue to encounter significant competition from national, regional and local competitors that may be greater than that encountered by us in our existing markets.  In addition, such competitors may challenge our position in our existing markets.  While we believe that we have innovative products and methods of operation that will enable us to compete successfully, we may not be able to do so.

Our frozen berry products generally compete against other packaged berries on the basis of quality and price.  Key competitors include Townsend Farms, Sunopta, and Dole.  Obtaining freezer space at supermarkets and club stores is critical to successfully compete with other berry products, as supermarkets and club stores will frequently only carry one brand of frozen berry products, contrasted to snack products where multiple brands are carried.

Our smoothie kits generally compete against other packaged smoothie kits on the basis of quality and price.  Key competitors include Yoplait, a General Mills brand, Dole smoothies and a number of smaller brands.  Obtaining freezer space at supermarkets and club stores is critical to successfully compete with other smoothie products, as supermarkets and club stores will frequently only carry one to two brands of frozen smoothie products, contrasted to snack products where multiple brands are carried.

The principal competitive factors affecting the markets of our products include product quality and taste, brand awareness among consumers, access to shelf or freezer space, price, advertising and promotion, varieties offered, nutritional content, product packaging and package design.  We compete in our markets principally on the basis of product quality and taste.  Frozen products are produced at our Lynden, Washington facility utilizing an individually quick frozen (IQF) technology which we do not have exclusive rights for.  While products produced at our Bluffton, Indiana facility involve the use of certain licensed technology and unique manufacturing processes, the taste and quality of products produced at our Goodyear, Arizona facility are largely due to two elements of our manufacturing process: our use of batch-frying and our use of distinctive seasonings to produce a variety of flavors.  We do not have exclusive rights to the use of either element; consequently, competitors may incorporate such elements into their own processes.

Government Regulation

The manufacture, labeling and distribution of our products are subject to the rules and regulations of a variety of federal, state, and other governmental agencies.  There can be no assurance that new laws or regulations will not be passed that could require us to alter the taste or composition of our products or impose other obligations on us.  New or increased government regulation of the food industry, including but not limited to areas related to food safety, chemical composition, production processes, traceability, product quality, packaging, labeling, and product recalls, could adversely impact our results of operations by increasing production costs, restricting our methods of operation and distribution. Such changes could also affect sales of our products and have a material adverse effect on us.  These regulations may address food industry or society factors, such as obesity, nutritional and environmental concerns and diet trends.  In addition to laws relating to food products, our operations are governed by laws relating to environmental matters, workplace safety and worker health. We believe that we presently comply in all material respects with such laws and regulations.

Employees

As of December 31, 2011, we had 448 total employees.  There are 379 employees in manufacturing and distribution, composed of 353 full-time, 5 part-time, and 21 in temporary positions.  There are 28 employees in sales and marketing, and 41 in administration and finance.  Our employees are not represented by any collective bargaining organization and we have never experienced a work stoppage.  We believe that our relations with our employees are good.

Patents, Trademarks and Licenses

We own the following trademarks in the United States: Boulder Canyon®, Canyon Cut®, Rader Farms®, Poore Brothers®, Intensely Different®, Texas Style®, Tato Skins®, O’Boisies®, Pizzarias®, and Braids®.  We consider our trademarks to be of significant importance in our business.  We are not aware of any circumstances that would have a material adverse effect on our ability to use our trademarks.

From time to time, we enter into licenses with owners of distinctive brands to produce branded snack food products.  Generally, the licenses require us to make royalty payments on sales and to achieve certain minimum sales levels by certain dates during the contract term.  Any termination of any of our license agreements, whether at the expiration of its term or prior thereto, could have a material adverse effect on our financial condition and results of operations.

In 2000, we launched our T.G.I. Friday’s® brand snacks pursuant to a license agreement with T.G.I. Friday’s Inc., which expires in May, 2014.  In 2007, we launched our BURGER KING™ snack products pursuant to a license agreement with Burger King Corporation, which expires in December 2012.  In 2009, we entered into a license agreement with Jamba Juice Company, which expires in 2035, and launched in 2010 a line of Jamba® branded blend-and-serve smoothie kits.  In 2011, we entered into a license agreement with Nathan’s Famous Corporation, which expires in 2031, and launched a line of Crunchy Crinkle Fries.

We produce T.G.I. Friday’s® brand snacks, BURGER KING™ brand potato snack products, Tato Skins® brand potato crisps and Boulder Canyon™ Natural Foods Rice and Bean snacks utilizing a sheeting and frying process that includes technology that we license from a third party.  Pursuant to the license agreement, we have a royalty-bearing, exclusive right license to use the technology in the United States, Canada, and Mexico until such time the parties mutually agree to terminate the agreement.  Even though the patents for this technology expired December 26, 2006, in consideration for the use of this technology, we are required to make royalty payments on sales of products manufactured utilizing the technology until such termination date.  However, should products substantially similar to Tato Skins®, O’Boisies® and Pizzarias® become available for any reason in the marketplace by any manufacturer other than us which results in a sales decline of 10% or more, any royalty obligation for the respective product(s) shall cease.

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

Recessionary pressures from an overall decline in U.S. economic activity could adversely impact our results of operations. Economic uncertainty may reduce consumer spending and could result in increased pressure from competitors or customers to reduce the prices of our products and/or limit our ability to increase or maintain prices, which could lower revenues and profitability. Instability in the financial markets may impact our ability or increase the cost to enter into new credit agreements in the future. Additionally, it may weaken the ability of customers, suppliers, distributors, banks, insurance companies and other business partners to perform in the normal course of business, which could expose us to losses or disrupt supply of inputs used to conduct our business. If one or more key business partners fail to perform as expected or contracted, our operating results could be negatively impacted.

We may incur significant future expenses due to the implementation of our business strategy.

We strive to achieve our long-term vision of being a leading marketer and manufacturer of healthy/natural and indulgent specialty snack food brands.  Such action is subject to the substantial risks, expenses and difficulties frequently encountered in the implementation of a business strategy.  If we are unsuccessful in developing, acquiring and/or licensing new brands, and increasing distribution and sales volume of our existing products, our operating results could be negatively impacted.  Even if we are successful, this business strategy may require us to incur substantial additional expenses, including advertising and promotional costs, “slotting” expenses (i.e., the cost of obtaining shelf or freezer space in certain grocery stores), and integration costs of any future acquisitions.  We also may be unsuccessful at integrating any future acquisitions.

We may not be able to obtain the additional financing we need to implement our business strategy.

A significant element of our business strategy is the development, acquisition and/or licensing of innovative specialty food brands, for the purpose of expanding, complementing and/or diversifying our business. In connection with our previous acquisitions, we borrowed funds or assumed additional indebtedness in order to satisfy a substantial portion of the consideration required to be paid by us.  We may, in the future, require additional third party financing (debt or equity) as a result of any future operating losses, in connection with the expansion of our business through non-acquisition means, in connection with any additional acquisitions completed by us, or to provide working capital for general corporate purposes.  Third party financing may not be available when required or, if available, may not be on terms attractive to us.  Any third party financing obtained by us may result in dilution of the equity interests of our shareholders.

We expect some of our future growth to be derived in part, from acquisitions, but our acquisition strategy may not be successful, or we may not be successful integrating acquisitions.

An element of our business strategy is the pursuit of selected strategic acquisition opportunities for the purpose of expanding, complementing and/or diversifying our business.  We may not be able to identify, finance and complete successful acquisitions on acceptable terms.  Any future acquisitions could divert management’s attention from our daily operations and otherwise require additional management, operational and financial resources.  Moreover, we may not be able to successfully integrate acquired companies or their management teams into our operating structure, retain management teams of acquired companies on a long-term basis, or operate acquired companies profitably. Acquisitions may also involve a number of other risks, including adverse short-term effects on our operating results, dependence on retaining key personnel and customers, and risks associated with unanticipated liabilities or contingencies.

We are subject to ongoing financial covenants under our main credit facility, and if we fail to meet those covenants or otherwise default on our credit facility, our lender may accelerate all unpaid amounts, including interest.

At December 31, 2011, we had outstanding indebtedness in the aggregate principal amount of $26.8 million.

Our credit agreement with U.S. Bank National Association (“U.S. Bank”) is secured by substantially all of our assets.  Our obligations under the Credit Agreement are guaranteed by our subsidiaries.  We are required to comply with certain financial covenants pursuant to the U.S. Bank Credit Agreement so long as borrowings from U.S. Bank remain outstanding.  Should we be in default under any of such covenants, U.S. Bank shall have the right, upon written notice and after the expiration of any applicable period during which such default may be cured, to demand immediate payment of all of the then unpaid principal and accrued but unpaid interest under the Credit Agreement.  At December 31, 2011, we were in compliance with all covenants of the Credit Agreement.

As we execute our business strategy, we may not be able to remain in compliance with our financial covenants. Any acceleration of the borrowings under the Credit Agreement prior to the applicable maturity dates could have a material adverse effect upon our operating results. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

We may incur losses and costs as a result of product liability claims that may be brought against us or any product recalls we have to make.

The sale of food products for human consumption involves the risk of injury to consumers. Such hazards could result from: tampering by unauthorized third parties; product contamination (such as listeria, e-coli, and salmonella) or spoilage; the presence of foreign objects, substances, chemicals, and other agents; residues introduced during the growing, storage, handling or transportation phases; or improperly formulated products. As a manufacturer and marketer of food products, we may be subjected to various product liability claims.  The product liability and product recall insurance maintained by us may not be adequate to cover any loss or exposure for product liability, and such insurance may not continue to be available on terms acceptable to us.  Any product liability claim not fully covered by insurance, as well as any adverse publicity from a product liability claim or product recall, could have a material adverse effect on our operating results.

Newly adopted governmental regulations could increase our costs or liabilities or impact the sale of our products.

The food industry is highly regulated and subject to change.  New or increased government regulation of the food industry, including areas related to production processes, product quality, packaging, labeling, marketing, storage and distribution, and labor unions, could adversely impact our operating results by increasing production costs or restricting methods of operation and distribution. These regulations may address food industry or society factors, such as obesity, nutritional concerns and diet trends.  Sales of our products could be materially and adversely affected if new laws or regulations are passed that require us to alter the taste or composition of our products or impose other obligations on us.

Concerns with the safety and quality of certain food products or ingredients could cause customers to avoid our products.

We could be adversely affected if customers in our principal markets lose confidence in the safety and quality of certain products or ingredients.  Negative publicity about these concerns, whether or not valid, may discourage customers from buying our products or cause disruptions in production or distribution of our products.

A significant portion of our revenues are derived from one product and one customer.

In 2011, 41% of our net revenues were attributable to our frozen products segment, the majority of which is attributable to Rader Farms®/Kirkland® co-branded frozen berry product sales to Costco.  Overall, Costco accounted for 30% of our 2011 net revenues.  The remainder of our net revenues are derived from sales to a limited number of additional customers, either grocery chains or regional distributors, none of which individually accounted for more than 10% of our net revenues for 2011.  A decision by any major customer to cease or substantially reduce its purchases, or a decrease in the popularity of frozen berries during any year, could have a material adverse effect on our operating results.

We depend on a license agreement for the right to sell our T.G.I. Friday’s® brand.

For the year ended December 31, 2011, 28% of our net revenues were attributable to the T.G.I. Friday’s® brand products, which are manufactured and sold by us pursuant to a license agreement with T.G.I. Friday’s Inc. that expires in May, 2014.  Pursuant to the license agreement, we are subject to various requirements and conditions (including, without limitation, minimum sales targets).  Our failure to comply with certain of such requirements and conditions could result in the early termination of the license agreement by T.G.I. Friday’s Inc.  Any termination of the T.G.I. Friday’s license agreement, whether at the expiration of its term or prior thereto, could have a material adverse effect on our operating results.

Our business may be adversely affected by oversupply of snack and frozen products at the wholesale and retail levels and seasonal fluctuations.

Profitability in the food product industry is subject to oversupply of certain snack and frozen products at the wholesale and retail levels, which can result in our products going out of date before they are sold.  The snack and frozen products industry is also seasonal.  Consumers tend to purchase our snack products at higher levels during the major summer holidays and also at times surrounding the major sporting events throughout the year.  Consumers tend to purchase fresh berries while in season and therefore we see a decline in frozen berry revenue in the summer months.  Any of these seasonal effects may result in an oversupply or undersupply of our products.  Additionally, we may face seasonal price increases for raw materials.  Such seasonal costs could materially and adversely affect our operating results in any given quarter.

We may incur substantial costs in order to market our products.

Successful marketing of our products generally depends upon obtaining adequate retail shelf space for product display, particularly in supermarkets. Frequently, food manufacturers and distributors such as us, incur additional costs in order to obtain additional shelf space. Whether or not we incur such costs in a particular market is dependent upon a number of factors, including demand for our products, relative availability of shelf space and general competitive conditions. We may incur significant shelf space or other promotional costs as a necessary condition of entering into competition or maintaining market share in particular markets or stores. If incurred, such costs may have a material adverse effect on our operating results.

We may not be able to respond successfully to shifting consumer tastes.

Consumer preferences are continually changing and are extremely difficult to predict.  Our success depends in part on timely responding to current market trends and anticipating changing consumer tastes and dietary habits by developing and licensing new products and entering new markets.  The failure to adequately address changing consumer preferences could result in reduced demand for our products and have a material adverse affect our operating results.

The loss of certain key employees could adversely affect our business.

Our success is dependent in large part upon the abilities of our executive officers, including Terry McDaniel, Chief Executive Officer, and Steve Weinberger, Chief Financial Officer.  Our business strategy will challenge our executive officers, and the inability of such officers to perform their duties or our inability to attract and retain other highly qualified personnel could have a material adverse effect upon our operating results.

We may not be able to successfully implement our strategy to expand our business internationally.

We plan to expand sales to Canadian customers and are exploring other international market opportunities for our brands.  Such expansion may require significant management attention and financial resources and may not produce desired levels of revenue.  International business is subject to inherent risks, including longer accounts receivable collection cycles, difficulties in managing operations across disparate geographical areas, difficulties enforcing agreements and intellectual property rights, fluctuations in local economic, market and political conditions, compliance requirements with U.S. and foreign export regulations, potential adverse tax consequences and currency exchange rate fluctuations.

Risks Related to the Snack Product Segment

We may not be able to compete successfully in our highly competitive industry.

The market for snack foods, such as those sold by us, is large and intensely competitive. Competitive factors in the snack food industry include product quality and taste, brand awareness among consumers, access to supermarket shelf space, price, advertising and promotion, variety of snacks offered, nutritional content, product packaging and package design. We compete in that market principally on the basis of product taste and quality.

The snack food industry is dominated by large food companies, including Frito-Lay, Inc., a subsidiary of PepsiCo, Inc., Procter and Gamble, Diamond Foods, General Mills and others which have substantially greater financial and other resources than us and sell brands that are more widely recognized than our products. Numerous other companies that are actual or potential competitors of ours, many with greater financial and other resources (including more employees and more extensive facilities) than us, offer products similar to ours. In addition, many of such competitors offer a wider range of products than that offered by us. Local or regional markets often have significant smaller competitors, many of whom offer products similar to ours. With expansion of our operations into new markets, we have and will continue to encounter significant competition from national, regional and local competitors that may be greater than that encountered by us in our existing markets. In addition, such competitors may challenge our position in our existing markets.

Unavailability of our necessary supplies, at reasonable prices, could adversely affect our operations.

Our manufacturing costs are subject to fluctuations in the prices of potatoes, potato flakes, potato starch, corn and oil as well as other ingredients of our products.  Potatoes, potato flakes, potato starch and corn are widely available year-round, and we use a variety of oils in the production of our products.  Nonetheless, we are dependent on our suppliers to provide us with products and ingredients in adequate supply and on a timely basis.  The failure of certain suppliers to meet our performance specifications, quality standards or delivery schedules could have a material adverse effect on our operating results.  To the extent that product ingredients become scarce, substantially increase in price, or become unavailable or unavailable on commercially attractive terms, our operating results could be materially and adversely affected.  From time to time, we may lock in prices for raw materials, such as oils, as we deem appropriate, and such strategies may result in us paying prices for raw materials that are above market at the time of purchase.

We do not own the patents for the technology we use to manufacture certain T.G.I. Friday’s®, Boulder Canyon®, BURGER KING TM and Tato Skins® brand products, as well as certain private label branded products.

We license technology from a third party in connection with the manufacture of certain T.G.I. Friday’s®, Boulder Canyon®, BURGER KING TM and Tato Skins® brand products, as well as certain private label branded products and have a royalty-bearing, exclusive right license to use the technology necessary to produce these products in the United States, Canada, and Mexico until such time the parties mutually agree to terminate the agreement.  Even though the patents for this technology expired December 26, 2006, in consideration for the use of this technology, we are required to make royalty payments to the third party on sales of products manufactured utilizing the technology until such termination date.  Since these patents expired, we no longer have exclusive rights to this technology and, as a result, may face additional competition that could adversely affect our revenues.  Moreover, our competitors, certain of which may have significantly greater resources than us, may utilize different technology in the manufacture of products that are similar to those currently manufactured, or that may in the future be manufactured, by us.  The entry of any such products into the marketplace could have a material adverse effect on our sales of certain T.G.I. Friday’s®, Boulder Canyon®, BURGER KINGTM and Tato Skins® brand products, certain private label branded products, as well as any such future products.

Risks Related to the Frozen Products Segment

Farming is subject to numerous inherent risks including changes in weather conditions or natural disasters that can have an adverse impact on crop production and materially affect our results of operations.

We are subject to the risks that generally relate to the agricultural industry. Adverse changes in weather conditions and natural disasters, such as earthquakes, droughts, extreme cold or pestilence, may affect the planting, growing and delivery of crops, reduce sales stock, interrupt distribution, and have a material adverse impact on our business, financial condition and results of operations. Our competitors may be affected differently by such weather conditions and natural disasters depending on the location of their supplies or operations.

Unavailability of purchased berries, at reasonable prices, could adversely affect operations.

Our manufacturing costs are subject to fluctuations in the prices of certain commodity prices. Berries are not readily available year-round, therefore, we use an individual quick frozen (IQF) technique to freeze the berries harvested for use during the year to meet processing demands. In addition to freezing our own home-grown berries, we also purchase a significant amount of berries from outside suppliers to meet customer demands. We are dependent on our suppliers to provide us with adequate supply and on a timely basis. The failure of certain suppliers to meet our performance specifications, quality standards or delivery schedules could have a material adverse effect on our operating results. To the extent that certain types of berries become scarce, substantially increase in price, or become unavailable or unavailable on commercially attractive terms, our operating results could be materially and adversely affected.

Risks Related to Our Securities

The market price of our Common Stock is volatile.

The market price of our Common Stock has experienced a high level of volatility.  During fiscal 2011, the market price of our Common Stock (based on last reported sale price of the Common Stock on the Nasdaq Global Market) ranged from a high of $4.76 per share to a low of $3.33 per share.  The last reported sales price of the Common Stock on the Nasdaq Global Market on December 31, 2011 was $3.74 per share.

A significant amount of our Common Stock is controlled by a small number of shareholders, and the interests of such shareholders may conflict with those of other shareholders.

As of December 31, 2011, Larry Polhill, a member of our Board of Directors, beneficially owned 23.2% of our outstanding shares.  As a result, Mr. Polhill may be able to exercise significant influence over the Company and certain matters requiring approval of its stockholders, including the approval of significant corporate transactions, such as a merger or other sale of the Company or its assets.  This could limit the ability of other stockholders of the Company to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control of the Company.  Apart from transfer restrictions arising under applicable provisions of the securities laws, there are no restrictions on the ability of Mr. Polhill to transfer any or all of his beneficial ownership at any time.  One or more of such transfers could have the effect of transferring effective control of the Company, including to one or more parties not currently known to us.

Our Certificate of Incorporation authorizes us to issue preferred stock, and the rights of holders of Common Stock may be adversely affected by the rights of holders of any such preferred stock.

Our Certificate of Incorporation authorizes the issuance of up to 50,000 shares of “blank check” preferred stock with such designations, rights and preferences as may be determined from time to time by our Board of Directors.  We may issue such shares of preferred stock in the future without shareholder approval.  The rights of the holders of Common Stock will be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future.  The issuance of preferred stock, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of discouraging, delaying or preventing a change of control of the Company, and preventing holders of Common Stock from realizing a premium on their shares.  In addition, under Section 203 of the Delaware General Corporation Law (the “DGCL”), we are prohibited from engaging in any business combination (as defined in the DGCL) with any interested shareholder (as defined in the DGCL) unless certain conditions are met.  This statutory provision could also have an anti-takeover effect.

Item 1B.  Unresolved Staff Comments

                Not Applicable

Item 2.  Properties

We own a 140,000 square foot manufacturing facility located on 15 acres of land in Bluffton, Indiana, approximately 20 miles south of Ft. Wayne, Indiana.  The facility is financed by a mortgage with U.S. Bank National Association that matures in December, 2016.

We own a 60,000 square foot manufacturing facility located on 7.7 acres of land in Goodyear, Arizona, approximately 15 miles west of Phoenix, Arizona.  The facility is financed by a mortgage with Morgan Guaranty Trust Company of New York that matures in July 2012.

We own a farming, processing and storage facility located on 696 acres of land in Lynden, Washington, which is leased from the Uptrails Group LLC, owned by three members of the Rader family.  One of the three, Brad Rader, is a current employee of ours and one of the others, Sue Rader, was a former owner of Rader Farms.  This lease commenced on the acquisition date and is effective until May 17, 2017.  Lease payments are $43,500 per month throughout the term of the lease.

We lease one-half of a 200,000 square foot facility in Bluffton, Indiana which is used as a distribution center.  We entered into a lease, the initial term expiring in November 2006, with respect to the facility and have entered into the second of two three-year renewal options.  Current lease payments are approximately $32,500 per month.

We lease approximately 15,500 square feet of warehouse space in Phoenix, Arizona, which is used as a distribution center.  The lease expires March 31, 2013 and current lease payments are approximately $7,700 per month.

We also lease approximately 13,865 square feet of office space in Phoenix, Arizona, which is used as our corporate headquarters.  The lease expires April 1, 2017 and current lease payments are approximately $13,500 per month.

We are responsible for all insurance costs, utilities and real estate taxes in connection with our facilities. We believe that our facilities are adequately covered by insurance.

Item 3.  Legal Proceedings

We are periodically a party to various lawsuits arising in the ordinary course of business.  Management believes, based on discussions with legal counsel, that the resolution of such lawsuits, individually and in the aggregate, will not have a material adverse effect on our financial position or results of operations.

In March 2012, we learned that the Jamba Juice Company was named as a defendant in a putative class action filed in the Federal Court for the North District of California and captioned Kevin Anderson v. Jamba Juice Company which claims that the use of the words “all natural” to describe the Smoothie Kits is misleading and deceptive to consumers and violates various California consumer protection statutes and unfair competition statutes.  The suit is one of several “all natural” lawsuits recently brought against various food manufacturers and distributors in California.  Under our license agreement with the Jamba Juice Company, we are obligated and have agreed to indemnify and defend Jamba Juice in the suit.  We expect that we will be added as a party to the suit as the actual manufacturer and distributor of the Smoothie Kits.  While we currently believe the “all natural” claims on the Smoothie Kits are in full compliance with FDA guidelines, we are investigating the claims asserted in the action, and intend to vigorously defend against them.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Effective February 18, 2011, our Common Stock is traded on the Nasdaq Global Market tier of the Nasdaq Stock Market under the symbol “SNAK.”  There were approximately 200 shareholders of record on March 26, 2012.  Prior to February 18, 2011, our Common Stock was traded on the Nasdaq Capital Market tier of the Nasdaq Stock Market under the symbol “SNAK.”  We believe the number of beneficial owners is substantially greater than the number of record holders because a large portion of the Common Stock is held of record in broker “street names.”

We have never declared or paid any dividends on the shares of Common Stock.  Management intends to retain any future earnings for the operation and expansion of our business and does not anticipate paying any dividends at any time in the foreseeable future.  Additionally, certain debt agreements of ours limit our ability to declare and pay dividends.

The following table sets forth the range of high and low sale prices of our Common Stock as reported on the Nasdaq Global Market for each quarter of the fiscal year ended December 31, 2011 and as reported on the Nasdaq Capital Market for each quarter of the fiscal year ended December 25, 2010.

	Sales Prices
Period of Quotation	High	Low
Fiscal 2011:
First Quarter	$4.48	$3.33
Second Quarter	$4.45	$3.78
Third Quarter	$4.76	$3.89
Fourth Quarter	$4.24	$3.62

Fiscal 2010:
First Quarter	$2.93	$2.25
Second Quarter	$4.00	$2.77
Third Quarter	$3.89	$2.67
Fourth Quarter	$4.45	$3.63

The information appearing under the heading “Securities Authorized for Issuance under Equity Compensation Plans” in our 2012 Proxy Statement is incorporated by reference in this section.

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

Executive Overview

Inventure Foods, Inc. is a leading specialty food marketer and manufacturer of healthy/natural and indulgent specialty snack food brands.  Our products are marketed under a strong portfolio of brands, including T.G.I. Friday’s®, Rader Farms®, Boulder CanyonTM, Poore Brothers®, BURGER KINGTM, Nathan’s Famous ®, Jamba®, Bob’s Texas Style® and Tato Skins®.  T.G.I. Friday’s®, BURGER KINGTM, Nathan’s Famous® and Jamba® are licensed brand names.  In 2011, T.G.I. Friday’s® revenues comprised 28% of total net revenues, compared to 29% of total net revenues in 2010.  We complement our branded product retail sales with private label sales.  The majority of our revenues are attributable to external customers in the United States.  We sell to external customers internationally, however the revenues attributable to those customers are immaterial.

All of our assets are located in the United States and include manufacturing facilities in Arizona, Indiana and Washington.  The farming and processing and storage facility is located on 696 acres of land in Lynden, Washington, which is leased from the Uptrails Group, LLC, partially owned by one of our current employees and a former owner of Rader Farms.

2011 was a record volume year for the Company with net revenues of $162.2 million, a 21.1% increase over the prior year.  Key focus areas are product innovation, including the launch of a number of new items under our existing brands, including Boulder Canyon™ Natural Foods Garden Select Vegetable Crisps; Olive Oil kettle cooked potato chips; T.G.I. Friday’s® Onion Rings; and Nathan’s Famous® Crunchy Crinkle Fries.  We also launched in 2011 the Jamba® Caribbean Passion and Orange Dream Machine at home frozen smoothie kits.

Key Trends

Consumer Trends

The snack industry has been heavily influenced by a proliferation of new flavors and health focused snacks, with a rapid increase in the number of low-fat, low-carb, all-natural and organic products.  Mainstream retailers such as Safeway have now created standalone natural and organic sections in their stores.  We believe the trend for healthier snacks will continue and will provide revenue growth opportunities for our Rader Farms®, Boulder Canyon® and premium private label products.  During the year, we invested heavily in the Jamba® and Boulder Canyon® brands.  We expect to continue brand investments in 2012 to drive continued sales and earnings growth in the long term.  Also, given the current economic environment, more consumers are moving towards the discount channel, which continues to provide revenue growth opportunities for certain of our snack food brands.

Fluctuations in Commodity Prices and Distribution Costs

During 2012, we expect cost increases for raw materials and transportation.  We attempt to manage cost inflation risks by locking in prices through short-term supply contracts and advance commodity purchase agreements and by implementing cost savings measures.

Retailer Consolidation

The retail food environment continues to be influenced by consolidation as fewer large retailers, including Kroger, Safeway and Wal*Mart, are gaining a larger share of the grocery retail environment.  These retailers are also consolidating their regional buying operations into singular national operations to improve efficiency and increasing their emphasis on private label products. These actions create opportunities for us because brands like T.G.I. Friday’s® and Boulder CanyonTM brand snack products are brands that can be sold effectively on a national basis and may provide us with additional private label manufacturing opportunities.

Results of Operations

The following discussion summarizes the significant factors affecting our consolidated operating results, financial condition, liquidity and capital resources.  This discussion should be read in conjunction with “Item 8.: Financial Statements and Supplementary Data” and the “Cautionary Statement Regarding Forward-Looking Statements” on page 3.  Our operations consist of two reportable segments:  snack products and frozen products.  The snack products segment includes manufactured potato chips, kettle chips, potato crisps, potato skins, pellet snacks and extruded product for sale primarily to snack food distributors and retailers.  This segment includes a limited number of snack food products purchased and sold through our local distribution network.  The frozen segment produces frozen fruit products, such as berries and smoothies for sale primarily to groceries, club stores and mass merchandisers.

Our fiscal year ends on the last Saturday occurring in the month of December of each calendar year.  Accordingly, fiscal 2011 commenced December 26, 2010 and ended December 31, 2011.  The fiscal year end dates result in an additional week of results every five or six years.  There are 53 weeks in the 2011 fiscal year.

Year ended December 31, 2011 compared to the year ended December 25, 2010

	2011		2010		Difference
(dollars in millions)	$	% of Rev	$	% of Rev	$	%
Net revenues	$162.2	100.0%	$134.0	100.0%	$28.2	21.1%
Cost of revenues	132.1	81.4	105.0	78.3	27.1	25.9
Gross profit	30.1	18.6	29.0	21.7	1.1	3.8
Selling, general and administrative expenses	24.9	15.4	21.7	16.2	3.2	15.0
Operating income	5.2	3.2	7.4	5.5	(2.1)	(29.2)
Interest expense, net	0.9	0.5	0.9	0.7	—	—
Income before income taxes	4.3	2.7	6.5	4.8	(2.2)	(33.2)
Income tax provision	1.5	0.9	2.0	1.5	(0.5)	(24.9)
Net income	$2.8	1.7%	$4.5	3.3%	$(1.7)	(37.0)%

In 2011, net revenues increased 21.1%, or $28.2 million, to $162.2 million compared with net revenues of $134.0 million for the previous fiscal year.  Excluding the extra reporting week, net revenues were $158.9 million, an increase of 18.6% versus the previous fiscal year.  Snack segment revenue was $95.1 million, up $9.6 million and 11.2% from prior year.  The snack segment revenue growth was primarily driven by both pricing and volume increases, including Boulder Canyon®, up 23%, T.G.I.Friday’s ® up 17%, and private label up 37%.  These increases were partially offset by declines in our smaller non-strategic brands.  Total snack segment pounds sold were up 12.8% for the year.  Frozen segment net revenues were $67.2 million, an increase of $18.7 million or 38.5%.  This increase was a result of strong volume growth in both existing and new customers, including the national expansion of our Jamba® All Natural Smoothies, and price increases taken during the year.  Jamba® totaled $14.0 million of net revenues in 2011, compared to $3.4 million in the previous year.  Excluding Jamba® net revenues, frozen segment net revenues were up 17.9% compared to prior year.  Total frozen segment pounds sold were up 18.9% for the year.  Overall, net revenues for the year include an increase of 45.6% in trade and promotional spending versus prior year, primarily supporting the Jamba® expansion.

Gross profit for 2011 was $30.1 million, or 18.6% of net revenues, compared to $29.0 million, or 21.7% of net revenues, for the prior year.  Snack products segment gross profit of $18.2 million increased $1.6 million or 9.9% and was down as a percentage of net revenues to 19.1%  in 2011 from 19.3% in 2010.  Snack products segment gross profit was composed primarily of strong volumes in our more profitable brands and channels, and offset by our effort to work through capacity constraints at the Goodyear plant during the facility’s ongoing capital improvements program during the year.  This included higher outsourced production costs and increased labor costs primarily due to overtime.  The frozen products segment gross profit of $12.0 million was down $0.5 million or 4.3%, and decreased as a percentage of net revenues to 17.8% from 25.8%.  The decrease in gross profit dollars and margin for the year are primarily attributable to our increased spending on trade promotion, slotting fees and coupon expense supporting the Jamba® national rollout.  The frozen products segment was also impacted by the higher cost of berries relative to the prior year, which benefited from the exceptional 2009 berry harvest.

Selling, general and administrative (“SG&A”) expenses were $24.9 million or 15.4% of net revenues for the year, an increase of $3.2 million versus 2010 and down 0.8 percentage points from 16.2% of net revenue last year.  In 2010, we wrote off $0.6 million in old trademarks.  Excluding the write off, SG&A in 2010 was $21.1 million, or 15.7% of net revenues.  The increase in SG&A expense dollars was primarily attributable to the ongoing additional promotional support of our Jamba® and Boulder Canyon™ products, including demonstration and marketing expenses, as well as increased additional sales and marketing personnel supporting the Jamba® and Boulder Canyon™ brands.

The income tax provision of $1.5 million is $0.5 million less than the $2.0 million of tax provision in the prior year.  Our effective income tax expense rate was 34.9% in 2011 compared to 31.0% in 2010.  The change in the effective rate is primarily due to the impact of a $0.2 million decrease in research and development tax credits, incurred as a result of additional credits from prior periods being claimed in 2010.  This reduction represents a 2.5% increase in the effective tax rate for the year.  Additional increases to the effective tax rate include a $0.3 million increase in tax-effected equity compensation costs and other items, representing a 1.1% increase in the effective rate, and a reduction of domestic production activity credits of $0.08 million, representing an increase of 0.3% in the effective rate.

Net income for 2011 was $2.8 million, representing a $1.7 million or 37.0% decrease when compared to $4.5 million for 2010 as a result of the factors discussed above.  The net income for 2011 equated to $0.16 per basic and $0.15 per diluted share, compared with $0.25 per basic and $0.24 per diluted share in 2010.

Liquidity and Capital Resources

Liquidity represents our ability to generate sufficient cash flows from operating activities to satisfy obligations as well as our ability to obtain appropriate financing.  Therefore, liquidity cannot be considered separately from capital resources that consist primarily of current and potentially available funds for use in achieving our objectives.  Currently, our liquidity needs arise primarily from working capital requirements, capital expenditures, and debt repayment.  Sufficient liquidity is expected to be available to enable us to meet these demands.  Net working capital was $22.9 million (a current ratio of 1.8:1) and $20.6 million (a current ratio of 2.3:1) at December 31, 2011 and December 25, 2010, respectively.

Operating Cash Flows

Net cash provided by operating activities was $4.7 million for the fiscal year ended December 31, 2011 and $7.1 million for the fiscal year ended December 25, 2010.  The overall decrease of $2.4 million was primarily driven by an increase in our working capital requirements of $2.3 million.  In 2011, our inventories increased $9.9 million during the year as a result of higher berry prices, increased sales volume, and anticipated demand.  We purchased higher quantities of lower cost fresh berries to freeze in order to reduce purchases of higher cost frozen berries.  Additionally, we incurred increases in accounts receivable of $4.2 million in 2011 compared to an increase of $0.8 million in 2010, attributable to our net revenue growth.  The $9.9 million year-over-year inventory increase is the primary driver of the $10.3 million year-over-year increase in accounts payable and accrued liabilities during 2011.  In 2010, we increased inventories by $4.4 million and accounts payable and accrued liabilities by $2.1 million, both primarily as a result of higher berry prices relative to prior year.  In 2010, accounts receivable also increased $0.8 million as a result of the increase in sales compared to the prior year.

Investing Cash Flows

Net cash used in investing activities, all representing capital expenditures, was $9.7 million in 2011 compared to $8.0 million in 2010.  Capital expenditures of $9.7 million in 2011 primarily relate to the purchase of manufacturing equipment of $6.4 million, primarily at our Goodyear facility for new kettles and packaging equipment, $0.9 million of capital expenditures related to the purchase and preproduction costs of berry plants, $1.5 million of building improvements, and $0.9 million in furniture and office equipment.  Capital expenditures of $8.0 million in 2010 primarily relate to the purchase of manufacturing equipment of $6.6 million, including the addition of extruder equipment in our Bluffton facility, $0.8 million of capital expenditures related to the purchase and preproduction costs of berry plants, and furniture and equipment of $0.6 million.  In 2012, we plan to spend $6.6 million in capital expenditures, primarily at our manufacturing facilities.  Capital expenditures are funded primarily by net cash flow from operating activities, cash on hand, and available credit from our credit facility.

Financing Cash Flows

Net cash provided by financing activities for fiscal year 2011 was $4.7 million compared to $0.8 million in 2010.  The $3.9 million increase in net cash provided by financing activities is driven by additional borrowings of $6.9 million on our revolving line of credit year over year, partially offset by the $2.8 million year over year decrease in proceeds from capital lease financing relating to the prior year’s extrusion equipment implementation in our Bluffton facility, and further offset by an increase of $0.3 million in capital lease obligation payments.  The increase of borrowings on our credit facility is driven by our planned capital expenditure initiatives in our Goodyear facility, our planned buildup of inventories relating to the national Jamba® Smoothies launch, and increased accounts receivables generated by higher net revenues.

Debt and Capital Resources

At December 31, 2011, there was $4.8 million of borrowing availability under the revolving line of credit in our Loan Agreement with U.S. Bank.  As is customary in such financings, U.S. Bank may terminate its commitments and accelerate the repayment of amounts outstanding and exercise other remedies upon the occurrence of an event of default (as defined in the Loan Agreement), subject, in certain instances, to the expiration of any applicable cure period.  The agreement requires us to maintain compliance with certain financial covenants, including a minimum fixed charge coverage ratio and a leverage ratio.  At December 31, 2011, we were in compliance with all of the financial covenants.  See Footnote 6 to our Financial Statements “Long Term Debt and Line of Credit.”

Outlook

We believe that our current financing arrangement with U.S. Bank will provide adequate ability to finance our working capital needs and future capital expenditures. We anticipate 2012 capital expenditures of approximately $6.6 million, funded through working capital and various purchase or leasing arrangements. Our plans are not expected to materially affect our financial ratios or liquidity.  In connection with the implementation of our business strategy, discussed in detail in “Item 1: Business,” we may incur operating losses in the future and may require future debt or equity financings (particularly in connection with future strategic acquisitions, new brand introductions or capital expenditures).  Expenditures relating to acquisition-related integration costs, market and territory expansion and new product development and introduction may adversely affect promotional and operating expenses and consequently may adversely affect operating and net income.  These types of expenditures are expensed for accounting purposes as incurred, while revenue generated from the result of such expansion or new products may benefit future periods.  We believe that we will generate positive cash flow from operations during the next twelve months, which, along with our existing working capital and borrowing facilities, will enable us to meet our operating cash requirements for the next twelve months.  The belief is based on current operating plans and certain assumptions, including those relating to our future revenue levels and expenditures, industry and general economic conditions and other conditions. For instance, if current general economic conditions continue or worsen, we believe that our sales forecasts may prove to be less reliable than they have in the past as consumers may change their buying habits with respect to snack food products. Unexpected price increases for commodities used in our snack products, or adverse weather conditions affecting our Rader Farms crop yield could also impact our financial condition.  If any of these factors change, we may require future debt or equity financings to meet our business requirements. Any required financings may not be available or, if available, may not be on terms attractive to us.

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

We do not have any off-balance sheet arrangements that are required to be disclosed pursuant to these regulations, other than those described in the Notes to Consolidated Financial Statements.  We do not have, nor do we engage in, transactions with any special purpose entities.  Other than an interest rate swap, we are not engaged in any derivative activities and had no forward exchange contracts outstanding at December 31, 2011.  In the ordinary course of business, we enter into operating lease commitments, purchase commitments and other contractual obligations.  These transactions are recognized in our financial statements in accordance with generally accepted accounting principles in the United States, and are more fully discussed below.

Critical Accounting Policies and Estimates

The Securities and Exchange Commission indicated that a “critical accounting policy” is one which is both important to the portrayal of our financial condition and results and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.  We believe that the following accounting policies fit this definition:

Allowance for Doubtful Accounts.  We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments.  If our financial condition were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.  We record specific allowances for receivable balances that are considered at higher risk due to known facts regarding the customer.

Inventories.  Our inventories are stated at the lower of cost (first-in, first-out) or market.  We identify slow moving or obsolete inventories and estimate appropriate loss provisions related thereto.  If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

Goodwill and Trademarks.  Goodwill and trademarks are reviewed for impairment annually, or more frequently if impairment indicators arise.  Goodwill is required to be tested for impairment between the annual tests if an event occurs or circumstances change that more-likely-than-not reduce the fair value of a reporting unit below its carrying value.  We have concluded from our annual impairment testing performed in December that neither of our two reporting units were at risk of failing the impairment test in the near term, and we believe that there are no known risks for that conclusion to change at either of our reporting units.  Intangible assets with indefinite lives are required to be tested for impairment between the annual tests if an event occurs or circumstances change indicating that the asset might be impaired.  During 2010, we determined that our carrying values of two trademarks were fully impaired, and recorded a $0.6 million charge as a result.

We believe that each of our remaining trademarks has the continued ability to generate cash flows indefinitely, and therefore each of our trademarks has been determined to have an indefinite life.  Our determination that these trademarks have indefinite lives includes an evaluation of historical cash flows and projected cash flows for each of these trademarks. We continue to make investments to market and promote each of these brands, and management continues to believe that the market opportunities and brand extension opportunities will generate cash flows for an indefinite period of time. In addition, there are no legal, regulatory, contractual, economic or other factors to limit the useful life of these trademarks, and we intend to renew each of these trademarks, which can be accomplished at little cost.

Revenue Recognition.  In accordance with accounting principles generally accepted in the United States, we recognize operating revenues upon shipment of products to customers provided title and risk of loss pass to our customers. In those instances where title and risk of loss does not pass until delivery, revenue recognition is deferred until delivery has occurred.  In our snack products segment, revenue for products sold through our local distribution network is recognized when the product is received by the retailer.  Costs associated with obtaining shelf space (i.e., “slotting fees”) are accounted for as a reduction of revenue in the period in which we incur such costs.  Anytime we offer consideration (cash or credit) as a trade advertising or promotional allowance to a purchaser of products at any point along the distribution chain, the amount is accrued and recorded as a reduction in revenue.

Provisions and allowances for sales returns, promotional allowances, coupon redemption and discounts are also recorded as a reduction of revenues in our consolidated financial statements.  These allowances are estimated based on a percentage of sales returns using historical and current market information.  We record certain reductions to revenue for promotional allowances. There are several different types of promotional allowances such as off-invoice allowances, rebates and shelf space allowances. An off-invoice allowance is a reduction of the sales price that is directly deducted from the invoice amount. We record the amount of the deduction as a reduction to revenue when the transaction occurs.  We record certain allowances for coupon redemptions, scan-back promotions and other promotional activities as a reduction to revenue. The accrued liabilities for these allowances are monitored throughout the time period covered by the coupon or promotion.

Marketing Costs.  These costs include various sponsorships, coupon administration and consumer advertising programs that we enter into throughout the year, and are expensed as incurred.  We are a national co-sponsor of American Rivers, a leading conservation organization protecting and restoring America’s rivers.  We are allowed to use the American Rivers mark on packaging and printed materials as well as directly promote products to members and river cleanup volunteers.  Our marketing programs also include selective event sponsorship designed to increase brand awareness and to provide opportunities to mass sample branded products.

Also included in selling, general and administrative expense are costs and fees relating to the execution of in-store product demonstrations with club stores or grocery retailers.  The cost of product used in the demonstrations, which is insignificant, and the fee we pay to the independent third party providers who conduct the in-store demonstrations, are recorded as expense when the event occurs. Product demonstrations are conducted by independent third party providers designated by the various retailer or club chains.  During the in-store demonstrations the consumers in the stores receive small samples of our products, and consumers are not required to purchase our product in order to receive the sample.

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

Stock-Based Compensation.  We account for our stock options under the fair value method of accounting using a Black-Scholes valuation model to measure stock option fair values at the date of grant. Prior to May 2008, all stock option grants had a five year term. The fair value of these stock option grants is amortized to expense over the vesting period, generally three years for employees and one year for the Board of Directors.  In May 2008, our Board of Directors approved a ten year term for all future stock option grants.  The stock option grants have vesting periods of five years and one year for employees and Board of Director members, respectively.

Self-Insurance Reserves.  We are partially self-insured for the purposes of providing health care benefits to employees covered by our insurance plan.  The plan covers all of full-time employees of the Company on the first day of the month after hiring date for salaried employees, and the first day of the month following the ninetieth day of service for hourly employees. The plan covers the employee’s dependents, if elected by the employee.  We have contracted with an insurance carrier for stop loss coverage that commences when $75,000 in claims is paid annually for a covered participant.  In addition, we have contracted for aggregate stop loss insurance which provides coverage after the maximum amount paid by us exceeds approximately $1.5 million.  Estimated unpaid claims are included in accrued liabilities, and represent management’s best estimate of amounts that have not been paid prior to the year-end dates.  It is reasonably possible that the expense we will ultimately incur could differ.

The above listing is not intended to be a comprehensive list of all of our accounting policies.  In many cases the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles, with no need for management’s judgment in their application.  See our audited financial statements and notes thereto included in this Annual Report on Form 10-K which contain accounting policies and other disclosures required by accounting principles generally accepted in the United States.

Item 8.                                                           Financial Statements and Supplementary Data

Item 9.                                                           Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.                                                  Controls and Procedures.

Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at December 31, 2011 for the purpose of providing reasonable assurance that the information required to be disclosed in the reports we file or submit under the Exchange Act of 1934 (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (2) is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

Management assessed the effectiveness of internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment and those criteria, management believes that we maintained effective internal control over financial reporting as of December 31, 2011.

This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm because the Company qualifies as a smaller reporting company.

Changes in Internal Control Over Financial Reporting

No change occurred in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the three months ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

Item 9B.                                                  Other Information.

None.

PART III

Item 10.                                                    Directors, Executive Officers and Corporate Governance

Code of Ethics

Each of our directors, officers and employees are required to comply with the Inventure Foods, Inc. Code of Business

Conduct and Ethics adopted by the Company.  The Code of Business Conduct and Ethics sets forth policies covering a broad range of subjects and requires strict adherence to laws and regulations applicable to our business.  We have also adopted a Financial Code of Ethics for our Chief Executive Officer, Chief Financial Officer and all other finance managers.  The Financial Code of Ethics supplements the Code of Business Conduct and Ethics and is intended to emphasize the importance of honest and ethical conduct in connection with our financial reporting obligations.  The Code of Business Conduct and Ethics and the Financial Code of Ethics are available on our website at www.inventurefoods.com, under the “Investors Relations” section’s “Governance Documents” caption. Copies of these Codes may also be obtained, without charge, by any shareholder upon written request directed to the Secretary of the Company at 5415 East High Street, Suite 350, Phoenix, Arizona 85054.  We will post to our website any amendments to these Codes, or waiver from the provisions thereof, applicable to our directors or any principal executive officer, principal financial officer principal accounting officer or controller, or any person performing similar functions under an “Investors-Governance-Code of Business Conduct-Waivers” caption.

The information regarding Directors and Executive Officers appearing under the headings “Proposal 1: Election of Directors,” “Executive Officers,” “Meetings and Committees of the Board of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” of our 2012 Proxy Statement is incorporated by reference in this section.

Item 11.                                                    Executive Compensation

The information appearing under the headings “Director Compensation,” “Employment Agreements,” “Compensation Committee Report on Executive Compensation” and “Executive Officer Compensation” of our 2012 Proxy Statement is incorporated by reference in this section.

Item 12.                                                    Security Ownership of Beneficial Owners and Management and Related Stockholder Matters

The information appearing under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance Under Equity Compensation Plans” of our 2012 Proxy Statement is incorporated by reference in this section.

Item 13.                                                    Certain Relationships and Related Transactions, and Director Independence

The information appearing under the heading “Meetings and Committees of the Board of Directors” and “Certain Relationships and Related Transactions” of our 2012 Proxy Statement is incorporated by reference in this section.

Item 14.                                                    Principal Accounting Fees and Services

Information appearing under the heading “Independent Auditors” of our 2012 Proxy Statement is incorporated by reference in this section.

PART IV

Item 15.                                                    Exhibits and Financial Statement Schedules:

The following documents are filed as part of this Annual Report on Form 10-K

1.              Financial Statements

Reports of Independent Registered Public Accounting Firms

Consolidated balance sheets as of December 31, 2011 and December 25, 2010

Consolidated statements of operations for the years ended December 31, 2011 and December 25, 2010

Consolidated statements of shareholders’ equity and comprehensive income for the years ended December 31, 2011 and December 25, 2010

Consolidated statements of cash flows for the years ended December 31, 2011 and December 25, 2010

Notes to consolidated financial statements

2.              Financial Schedules

Schedules have been omitted because of the absence of conditions under which they are required or because the information required is included in our consolidated financial statements or notes thereto.

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

10.33	—	Commercial Lease Agreement, dated May 22, 2003, by and between the Company and Westland Park LLC (9)
10.34	—	Warehouse Services Agreement, dated June 30, 2003, by and between the Company and Customized Distribution Services, Inc. (9)
10.37 *	—	Form of Officer Nonstatutory Stock Option Agreement. (10)
10.40	—	Loan Agreement (Revolving Line of Credit Loan and Term Loan) dated August 19, 2005 between the Company and U.S. Bank National Association. (11)
10.41	—	Security Agreement relating to the Loan Agreement dated August 19, 2005 between the Company and U.S. Bank National Association. (11)
10.42	—	$5 Million Promissory Note (Facility 1 — Revolving Line of Credit Loan) dated August 19, 2005 between the Company and U.S. Bank National Association. (11)
10.43	—	$756,603 Promissory Note (Facility 2 — Term Loan) dated August 19, 2005 between the Company and U.S. Bank National Association. (11)
10.44*	—	Executive Employment Agreement dated August 1, 2005 between the Company and Steven Sklar. (11)
10.45*	—	Restricted Stock Agreement dated August 1, 2005 between the Company and Steven Sklar. (11)
10.49*	—	Inventure Foods, Inc. Amended and Restated 2005 Equity Incentive Plan. (12)
10.50*	—	Form of Director Nonstatutory Stock Option Agreement — Amended and Restated 2005 Equity Incentive Plan. (13)
10.51*	—	Form of Employee Incentive Stock Option Agreement — Amended and Restated 2005 Equity Incentive Plan. (13)
10.52*	—	Executive Employment Agreement by and between Poore Brothers, Inc. and Eric J. Kufel, dated as of February 14, 2006. (14)
10.53*	—	Executive Employment Agreement by and between Poore Brothers, Inc. and Terry McDaniel, dated as of April 17, 2006. (15)
10.54	—	Commercial Lease Agreement, dated May 8, 2006, by and between the Company and B.G. Associates, Inc. (16)
10.57*	—	Executive Employment Agreement by and between the Company and Steve Weinberger, dated as of July 27, 2006. (17)
10.58*	—	The Inventure Group, Inc. Deferred Compensation Plan. (18)
10.59	—	Asset Purchase Agreement dated as of May 17, 2007, by and among Rader Farms Acquisition Corp., Rader Farms, Inc. and the Company Shareholders named therein. (19)
10.60	—	Agricultural Ground Lease dated as of May 17, 2007, by and among Lyle Rader, Sue Rader, Brad Rader, Julie Newell and Rader Farms Acquisition Corp. (19)
10.61	—	Loan Agreement (Revolving Line of Credit and Term Loan) dated as of May 16, 2007, by and between The Inventure Group, Inc. and U.S. Bank, National Association. (19)
10.62	—	Promissory Note (Facility 1 — Revolving Line of Credit Loan) dated May 16, 2007, by The Inventure Group, Inc. in favor of U.S. Bank, National Association. (19)

10.63	—	Promissory Note (Facility 2 — Term Loan) dated May 16, 2007, by The Inventure Group, Inc. in favor of U.S. Bank, National Association. (19)
10.64	—

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

10.79	—	Amended and Restated Security Agreement (Blanket-All Business Assets), dated as of March 21, 2011, by and between Inventure Foods, Inc. and U.S. Bank, National Association. (27)
10.80*	—	2012 Bonus Plan. (28)

21.1	—	List of Subsidiaries of the Company. (22)
23.1	—	Consent of Moss Adams LLP (29)
31.1	—	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15(d)-14(a). (29)
31.2	—	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15(d)-14(a) (29)
32	—	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (29)
101	—	Interactive Data File (29)

*                           Management compensatory plan or arrangement.

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on May 23, 2006.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 12, 2005.
(3)	Incorporated by reference to the Company’s Registration Statement on Form SB-2, Registration No. 333-5594-LA.
(4)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 1997.
(5)	Incorporated by reference to the Company’s definitive Proxy Statement on Schedule 14A filed with the Commission on September 19, 1999.
(6)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 1999.
(7)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2001.
(8)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2001.
(9)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 27, 2003.
(10)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 25, 2004.
(11)	Incorporated by reference to the to the Company’s Quarterly Report on 10-Q for the quarter ended October 1, 2005.
(12)	Incorporated by reference to the Company’s definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on April 15, 2011.
(13)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

(14)	Incorporated by reference to the Company’s Current Report on Form 8-K/A filed on February 16, 2006.
(15)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 17, 2006.
(16)	Incorporated by reference to the Company’s Quarterly Report on 10-Q for the quarter ended April 1, 2006.
(17)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on July 27, 2006.
(18)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 23, 2007.
(19)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.
(20)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on May 9, 2008.
(21)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 27, 2009.
(22)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2007.
(23)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on May 24, 2010.
(24)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 22, 2010.
(25)	Incorporated by reference to the Company’s Current Report on Form 10-Q filed on August 10, 2010.
(26)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 17, 2011.
(27)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed on March 25, 2011.
(28)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on March 21, 2012.
(29)	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 27, 2012	INVENTURE FOODS, INC.

	By:	/s/ Terry McDaniel
Terry McDaniel
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Terry McDaniel	Chief Executive Officer and Director	March 27, 2012
Terry McDaniel	(Principal Executive Officer)

/s/ Steve Weinberger	Chief Financial Officer, Secretary & Treasurer	March 27, 2012
Steve Weinberger	(Principal Financial and Accounting Officer)

/s/ Itzhak Reichman	Chairman and Director	March 27, 2012
Itzhak Reichman

/s/ Larry Polhill	Director	March 27, 2012
Larry Polhill

/s/ Ashton D. Asensio	Director	March 27, 2012
Ashton D. Asensio

/s/ Mark S. Howells	Director	March 27, 2012
Mark S. Howells

/s/ Macon Bryce Edmonson	Director	March 27, 2012
Macon Bryce Edmonson

/s/ Ronald Kesselman	Director	March 27, 2012
Ronald Kesselman

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Inventure Foods, Inc.
Phoenix, Arizona

We have audited the accompanying consolidated balance sheets of Inventure Foods, Inc. and subsidiaries (the “Company”) as of December 31, 2011 and December 25, 2010 and the related consolidated statements of operations, stockholders’ equity and comprehensive income and cash flows for each of the years in the two-year period ended December 31, 2011. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Inventure Foods, Inc. and subsidiaries as of December 31, 2011 and December 25, 2010, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

/s/ MOSS ADAMS LLP

Scottsdale, Arizona
March 27, 2012

INVENTURE FOODS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2011	December 25, 2010
ASSETS
Current assets:
Cash and cash equivalents	$664,488	$980,547
Accounts receivable, net of allowance for doubtful accounts of $219,806 in 2011 and $109,142 in 2010	15,741,758	11,703,056
Inventories	31,682,080	21,814,930
Deferred income tax asset	766,805	621,801
Other current assets	1,526,818	1,295,837
Total current assets	50,381,949	36,416,171

Property and equipment, net	33,182,331	28,007,869
Goodwill	11,616,225	11,616,225
Trademarks and other intangibles, net	2,033,160	2,075,160
Other assets	761,258	705,442
Total assets	$97,974,923	$78,820,867

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,891,297	$7,707,475
Accrued liabilities	9,531,942	6,452,845
Current portion of long-term debt	3,025,011	1,692,193
Total current liabilities	27,448,250	15,852,513

Long-term debt, less current portion	8,595,109	11,567,800
Line of credit	15,183,910	9,096,892
Deferred income tax liability	3,550,560	3,337,290
Interest rate swaps	843,635	649,389
Other liabilities	743,909	527,325
Total liabilities	56,365,373	41,031,209

Commitments and contingencies (Notes 7 and 11)

Shareholders’ equity:

Common stock, $.01 par value; 50,000,000 shares authorized; 18,631,133 and 18,372,824 shares issued and outstanding at December 31, 2011 and December 25, 2010, respectively	186,312	183,729
Additional paid-in capital	27,675,786	26,557,191
Accumulated other comprehensive loss	(425,025)	(306,902)
Retained earnings	14,643,672	11,826,835
	42,080,745	38,260,853
Less : treasury stock, at cost: 367,957 shares at December 31, 2011 and December 25, 2010	(471,195)	(471,195)
Total shareholders’ equity	41,609,550	37,789,658
Total liabilities and shareholders’ equity	$97,974,923	$78,820,867

The accompanying notes are an integral part of these consolidated financial statements.

INVENTURE FOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	December 31, 2011	December 25, 2010

Net revenues	$162,232,418	$133,987,442

Cost of revenues	132,098,490	104,953,108

Gross profit	30,133,928	29,034,334

Selling, general and administrative expenses	24,924,343	21,680,239

Operating income	5,209,585	7,354,095

Interest expense, net	(884,910)	(877,624)

Income before income tax provision	4,324,675	6,476,471

Income tax provision	(1,507,838)	(2,007,755)

Net income	$2,816,837	$4,468,716

Earnings per common share:
Basic	$0.16	$0.25
Diluted	$0.15	$0.24

Weighted average number of common shares:
Basic	18,109,548	17,923,685
Diluted	19,198,868	18,546,486

The accompanying notes are an integral part of these consolidated financial statements.

INVENTURE FOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive	Treasury
	Shares	Amount	Capital	Earnings	Income (Loss)	Stock, at Cost	Total

Balance, December 26, 2009	18,255,600	$182,557	$26,025,511	$7,358,119	$(188,429)	$(471,195)	$32,906,563
Net income				4,468,716			4,468,716
Other comprehensive loss, net of tax	—	—	—	—	(118,473)	—	(118,473)
Total comprehensive income							4,350,243

Restricted stock and related compensation expense	—	—	288,401	—	—	—	288,401
Stock-based compensation expense	—	—	244,451	—	—	—	244,451
Exercise of stock options and issuance of restricted stock	117,224	1,172	(1,172)	—	—	—	—
Balance, December 25, 2010	18,372,824	$183,729	$26,557,191	$11,826,835	$(306,902)	$(471,195)	$37,789,658
Net income				2,816,837			2,816,837
Other comprehensive loss, net of tax	—	—	—	—	(118,123)	—	(118,123)
Total comprehensive income							2,698,714

Restricted stock and related compensation expense	—	—	550,753	—	—	—	550,753
Stock-based compensation expense	—	—	441,772	—	—	—	441,772
Exercise of stock options and issuance of restricted stock, including tax benefit of $54,973	258,309	2,583	126,070	—	—	—	128,653
Balance, December 31, 2011	18,631,133	$186,312	$27,675,786	$14,643,672	$(425,025)	$(471,195)	$41,609,550

The accompanying notes are an integral part of these consolidated financial statements.

INVENTURE FOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	December 31, 2011	December 25, 2010
Cash flows provided by operating activities:
Net income	$2,816,837	$4,468,716
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4,601,582	3,862,095
Amortization	67,923	62,442
Impairment of trademark	—	640,000
Provision for bad debts	110,664	8,067
Deferred income taxes	123,239	289,907
Excess income tax benefit from exercise of stock options	(151,134)	—
Share-based compensation expense	441,772	244,451
Restricted stock compensation expense	550,753	288,401
Loss on disposition of equipment	20,461	25,380
Change in assets and liabilities:
Accounts receivable	(4,149,366)	(826,136)
Inventories	(9,867,150)	(4,369,767)
Other assets and liabilities	(158,141)	290,551
Accounts payable and accrued liabilities	10,262,919	2,094,528
Net cash provided by operating activities	4,670,359	7,078,635
Cash flows used in investing activities:
Purchase of property and equipment	(9,728,505)	(8,030,153)
Net cash used in investing activities	(9,728,505)	(8,030,153)
Cash flows provided by financing activities:
Net borrowings on line of credit	6,087,018	(773,698)
Proceeds from issuance of common stock under equity award plans	73,680	—
Payments made on capital lease obligations	(504,484)	(143,801)
Proceeds from lender for capital lease financing	138,130	2,953,315
Payments made on long term debt	(1,203,391)	(1,206,440)
Excess income tax benefit from exercise of stock options	151,134	—
Net cash provided by financing activities	4,742,087	829,376
Net decrease in cash and cash equivalents	(316,059)	(122,142)
Cash and cash equivalents at beginning of year	980,547	1,102,689
Cash and cash equivalents at end of year	$664,488	$980,547

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$899,583	$889,533
Cash paid during the period for income taxes	1,767,218	1,597,330

Supplemental disclosures of non-cash investing and financing transactions:
Capital lease obligations incurred for the acquisition of property and equipment	$68,000	$129,303

The accompanying notes are an integral part of these consolidated financial statements.

INVENTURE FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Organization, Business and Summary of Significant Accounting Policies:

Inventure Foods, Inc., a Delaware corporation (the “Company,” referred to as “we” “our” or “us”), is a $160+ million leading marketer and manufacturer of healthy/natural and indulgent specialty snack food brands. We changed our name in May 2010 to Inventure Foods, Inc. from The Inventure Group, Inc. to emphasize our focus as an innovative food maker and manufacturer.  We are headquartered in Phoenix, Arizona with plants in Arizona, Indiana and Washington.  Our executive offices are located at 5415 East High Street, Suite 350, Phoenix, Arizona 85054, and our telephone number is (623) 932-6200.

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

Our goal is to build a rapidly growing specialty brand company that specializes on evolving consumer eating habits in two primary product lines: 1) healthy/natural food products 2) indulgent specialty snack food brands.  We sell our products nationally through a number of channels including: Grocery, Natural, Mass, Drug, Club, Vending, Value, Food Service, Convenience Stores and International.

In the healthy/natural portfolio, products include Rader Farms frozen berries, Boulder Canyon Natural Foods™ brand kettle cooked potato chips, and Jamba® branded blend-and-serve smoothie kits under license from Jamba Juice Company.  In the Indulgent Specialty category, products include TGI Friday’s® brand snacks under license from TGI Friday’s Inc., BURGER KING™  brand snack products under license from Burger King Corporation, Nathan’s Famous® brand snack products under license from Nathan’s Famous Corporation, Poore Brothers® kettle cooked potato chips, Bob’s Texas Style® kettle cooked chips, and Tato Skins® brand potato snacks.  We also manufacture private label snacks for certain grocery retail chains and distribute snack food products in Arizona that are manufactured by others.

Our frozen berry products are manufactured by Rader Farms, Inc. (“Rader Farms”) a Washington corporation located in Whatcom County, and acquired by us in May of 2007.  Rader Farms grows, processes and markets premium berry blends, raspberries, blueberries, and rhubarb and purchases marionberries, cherries, cranberries, strawberries and other fruits from a select network of fruit growers for resale. The fruit is processed, frozen and packaged for sale and distribution to wholesale customers. We also use third party processors for certain products.

Our snack products are manufactured at the Arizona and Indiana plants as well as some third party plants for certain products.

Our fiscal year ends on the last Saturday occurring in the month of December of each calendar year.  Accordingly, fiscal 2011 commenced December 26, 2010 and ended December 31, 2011.  The fiscal year end dates result in an additional week of results every five or six years.  There are 53 weeks in the 2011 fiscal year.

Business

We are engaged in the development, production, marketing and distribution of innovative snack food products and frozen berry products that are sold primarily through grocery retailers, mass merchandisers, club stores, convenience stores and vend distributors across the United States and internationally.  We currently manufacture and sell nationally T.G.I. Friday’s® brand snacks under license from T.G.I. Friday’s Inc. and BURGER KING TM brand snack products under license from Burger King Corporation and Nathan’s Famous® brand snack products under license from Nathan’s Famous Corporation.  We currently (i) manufacture and sell our own brands of snack food products, including Poore Brothers®, Bob’s Texas Style® and Boulder CanyonTM Natural Foods brand batch-fried potato chips, Tato Skins® brand potato snacks and O’Boises® potato snacks (ii) manufacture private label snacks for grocery and various other retail chains and (iii) distribute in Arizona snack food products that are manufactured by others.  We sell our T.G.I. Friday’s®, BURGER KING TM and Nathan’s Famous® branded snack products to mass merchandisers, grocery, club and drug stores directly and to primarily convenience stores and vend operators through independent distributors.  Our other brands are also sold through independent distributors.

In addition, we grow, process and market premium berry blends, raspberries, blueberries, and rhubarb and purchase marionberries, cherries, cranberries, strawberries, and other fruits from a select network of fruit growers for resale.  The fruit is processed, frozen and packaged for sale and distribution nationally to wholesale customers under the Rader Farms® brand, as well as through store brands.  In 2009, we entered into a license agreement with Jamba Juice Company and in 2010 launched a line of Jamba® branded blend-and-serve smoothie kits with all natural vitamin and mineral boosts and a variety of fresh-frozen, whole fruit pieces, including raspberries and blueberries from Rader Farms.

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

Reclassifications

Certain 2010 amounts have been reclassified to conform to the 2011 presentation.  Specifically, we reclassified $0.2 million of product development expense from Cost of Revenues to Selling General and Administrative expense on our condensed consolidated statements of income for the year ending December 25, 2010.  In addition, in 2010 we renamed our Berry Products segment to “Frozen Products.”  See Footnote 10 “Business Segments and Significant Customers.”

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

At December 31, 2011 and December 25, 2010, the carrying value of cash, accounts receivable, accounts payable and accrued liabilities approximate fair values since they are short-term in nature.  The carrying value of the long-term debt approximates fair-value based on the borrowing rates currently available to us for long-term borrowings with similar terms, except for the mortgage loan with fixed interest at 9.03%, which has a fair value of $1.2 million at December 31, 2011 and December 25, 2010.

	Fair Value at December 31, 2011
	Level 1	Level 2	Level 3	Total
Liabilities:
Interest rate swaps	—	$843,635	—	$843,635

Considerable judgment is required in interpreting market data to develop the estimate of fair value of our derivative instruments.  Accordingly, the estimate may not be indicative of the amounts that we could realize in a current market exchange.  The use of different market assumptions or valuation methodologies could have a material effect on the estimated fair value amounts.

Derivative Financial Instruments

We utilize interest rate swaps in the management of our variable interest rate exposure and do not enter into derivatives for trading purposes.  All derivatives are measured at fair value.  Our interest rate swaps are classified as cash flow hedges.

Cash and Cash Equivalents

We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Accounts Receivable

Accounts receivable consist primarily of receivables from customers and distributors for products purchased.  Receivables are past due when they are unpaid greater than thirty days.  We determine any required reserves by considering a number of factors, including the length of time the accounts receivable have been outstanding, and our loss history.  We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments.

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market.  We identify slow moving or obsolete inventories and estimate appropriate write-down provisions related thereto.  If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.  In the ordinary course of business, we manage price and supply risk of commodities by entering into various short-term purchase arrangements with our vendors.

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

Intangible Assets

Goodwill and trademarks are reviewed for impairment annually or more frequently if impairment indicators arise. Goodwill, by reporting unit, is required to be tested for impairment between the annual tests if an event occurs or circumstances change that more-likely-than-not reduces the fair value of a reporting unit below its carrying value. We have concluded from our annual impairment testing performed in December that neither of our two reporting units were at risk of failing the impairment test in the near term, and we believe that there are no known risks for that conclusion to change at either of our reporting units.  Intangible assets with indefinite lives are required to be tested for impairment between the annual tests if an event occurs or circumstances change indicating that the asset might be impaired.  Amortizable intangible assets are amortized using the straight-line method over their estimated useful lives, which is the estimated period over which economic benefits are expected to be provided.

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

During 2010, we determined that the carrying values of two trademarks were fully impaired, and recorded a $0.6 million charge as a result.

See Footnote 2 “Goodwill, Trademarks, and Other Intangible Assets” for additional information.

Self-Insurance Reserves

We are partially self-insured for the purposes of providing health care benefits to employees covered by our insurance plan.  The plan covers all full-time employees of the Company on the first day of the month after hiring date for salaried employees, and the first day of the month following the ninetieth day of service for hourly employees.  The plan covers the employee’s dependents, if elected by the employee.  We have contracted with an insurance carrier for stop loss coverage that commences when $75,000 in claims is paid annually for a covered participant.  In addition, we have contracted for aggregate stop loss insurance which provides coverage after the maximum amount paid by us exceeds approximately $1.5 million.  Estimated unpaid claims included in accrued liabilities amount to $0.3 million and $0.2 million at December 31, 2011 and December 25, 2010 respectively.  These amounts represent management’s best estimate of amounts that have not been paid prior to the year-end dates.  It is reasonably possible that the expense we will ultimately incur could differ.

Revenue Recognition

In accordance with accounting principles generally accepted in the United States, we recognize operating revenues upon shipment of products to customers provided title and risk of loss pass to our customers. In those instances where title and risk of loss does not pass until delivery, revenue recognition is deferred until delivery has occurred.  In our snack products segment, revenue for products sold through our local distribution network is recognized when the product is received by the retailer.

Provisions and allowances for sales returns, promotional allowances, coupon redemption and discounts are also recorded as a reduction of revenues in our consolidated financial statements.  These allowances are estimated based on a percentage of sales returns using historical and current market information.  We record certain reductions to revenue for promotional allowances. There are several different types of promotional allowances such as off-invoice allowances, rebates and shelf space allowances. An off-invoice allowance is a reduction of the sales price that is directly deducted from the invoice amount. We record the amount of the deduction as a reduction to revenue when the transaction occurs.  We record certain allowances for coupon redemptions, scan-back promotions and other promotional activities as a reduction to revenue.  Anytime we offer consideration (cash or credit) as a trade advertising or promotional allowance to a purchaser of products at any point along the distribution chain, the amount is accrued and recorded as a reduction in revenue.  Costs associated with obtaining shelf space (i.e., “slotting fees”) are accounted for as a reduction of revenue in the period in which we incur such costs.  The accrued liabilities for these allowances are monitored throughout the time period covered by the coupon or promotion.

Marketing Costs

We recorded $1.0 million and $0.6 million, in fiscal years 2011 and 2010 respectively, for advertising costs which are included in selling, general and administrative expenses on the Consolidated Statements of Operations.  These costs include various sponsorships, coupon administration and consumer advertising programs that we enter into throughout the year, and are expensed as incurred.  We are a national co-sponsor of American Rivers, a leading conservation organization protecting and restoring America’s rivers.  We are allowed to use the American Rivers mark on packaging and printed materials as well as directly promote products to members and river cleanup volunteers.  Our marketing programs also include selective event sponsorship designed to increase brand awareness and to provide opportunities to mass sample branded products.

Also included in selling, general and administrative expense are costs and fees relating to the execution of in-store product demonstrations with club stores or grocery retailers.  The cost of product used in the demonstrations, which is insignificant, and the fee we pay to the independent third party providers who conduct the in-store demonstrations, are recorded as expense when the event occurs. Product demonstrations are conducted by independent third party providers designated by the various retailer or club chains.  During the in-store demonstrations, the consumers in the stores receive small samples of our products, and consumers are not required to purchase our product in order to receive the sample.

Shipping and Handling

Shipping and handling costs are included in cost of revenues.  We do not bill customers for freight.

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

We record net deferred tax assets to the extent we believe these assets will more likely than not be realized. In making such determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial operations.  Failure to achieve forecasted taxable income in applicable tax jurisdictions could affect the ultimate realization of deferred tax assets and could result in an increase in our effective tax rate on future earnings.  A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The authoritative guidance provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits.  The tax benefit is measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement.

It is our policy to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. We do not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest or penalties recorded during the years ended December 31, 2011 and December 25, 2010.

We file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. Our U.S. federal income tax returns for years 2008 through 2011 remain open to examination by the Internal Revenue Service. Our state tax returns for years 2007 through 2011 remain open to examination by the state jurisdictions.

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

See Footnote 8 “Shareholders’ Equity” for additional information.

Earnings Per Common Share

Basic earnings per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is calculated by including all dilutive common shares such as stock options and restricted stock.  For the year ended December 31, 2011, options to purchase 215,500 shares of our Common Stock were excluded from the calculation of diluted earnings per share because their effects were antidilutive.  For the year ended December 25, 2010, options to purchase 230,000 shares of our Common Stock were excluded from the calculation of diluted earnings per share because their effects were antidilutive.  These exclusions were made because the options’ exercise prices were greater than the average market price of our common stock for those periods.  Exercises of outstanding stock options or warrants are assumed to occur for purposes of calculating diluted earnings per share for periods in which their effect would not be anti-dilutive.  Earnings per common share was computed as follows for the years ended December 31, 2011 and December 25, 2010:

	2011	2010
Basic Earnings Per Common Share:
Net income	$2,816,837	$4,468,716

Weighted average number of common shares	18,109,548	17,923,685
Earnings per common share	$0.16	$0.25

Diluted Earnings Per Common Share:
Net income	$2,816,837	$4,468,716

Weighted average number of common shares	18,109,548	17,923,685
Incremental shares from assumed conversions - stock options and restricted stock	1,089,320	622,801
Adjusted weighted average number of common shares	19,198,868	18,546,486

Earnings per common share	$0.15	$0.24

Subsequent Events

Subsequent events are events or transactions that occur after the balance sheet date but before financial statements are issued. We recognize in the financial statements the effects of all subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing the financial statements. Our financial statements do not recognize subsequent events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after the balance sheet date and before financial statements are issued.

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

In September 2011, the FASB amended the guidance on the annual testing of goodwill for impairment. The amended guidance will allow companies to assess qualitative factors to determine if it is more-likely-than-not that goodwill might be impaired and whether it is necessary to perform the two-step goodwill impairment test required under current accounting standards. This guidance will be effective for our fiscal year ending December 29, 2012, with early adoption permitted. We have determined that this new guidance will not have a material impact on our consolidated financial statements.

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

2.     Goodwill, Trademarks, and Other Intangible Assets:

Goodwill, trademarks and other intangibles, net consisted of the following as of December 31, 2011 and December 25, 2010:

	Estimated Useful Life	December 31, 2011	December 25, 2010
Goodwill:
Inventure Foods, Inc.		$5,986,252	$5,986,252
Rader Farms, Inc.		5,629,973	5,629,973

Total goodwill		$11,616,225	$11,616,225

Trademarks:
Inventure Foods, Inc.		$895,659	$895,659
Rader Farms, Inc.		1,070,000	1,070,000

Other intangibles:
Rader - Covenant-not-to-compete, gross carrying amount	5 years	160,000	160,000
Rader - Covenant-not-to-compete, accum. amortization		(146,685)	(114,681)
Rader - Customer relationship, gross carrying amount	10 years	100,000	100,000
Rader - Customer relationship, accum. amortization		(45,814)	(35,818)

Total trademarks and other intangibles, net		$2,033,160	$2,075,160

The weighted average useful life of amortizable intangible assets is 6.92 years.  The trademarks are deemed to have an indefinite useful life because they are expected to generate cash flows indefinitely.  Amortization expense was $0.04 million for the years ending December 31, 2011 and December 25, 2010, respectively. As of December 25, 2010, we expect amortization expense on these intangible assets over the next five years to be as follows:

2012	$23,315
2013	$10,000
2014	$10,000
2015	$10,000
2016	$10,000
Thereafter	$4,186
Total	$67,501

Goodwill and trademarks are reviewed for impairment annually in the fourth fiscal quarter, or more frequently if impairment indicators arise. Goodwill is required to be tested for impairment between the annual tests if an event occurs or circumstances change that more-likely-than-not reduces the fair value of a reporting unit below its carrying value. Intangible assets with indefinite lives are required to be tested for impairment between the annual tests if an event occurs or circumstances change indicating that the asset might be impaired.  During the fourth quarter of 2010, we determined the carrying values of two trademarks were impaired utilizing a discounted cash flow analysis, and recorded a $0.6 million charge to write off the trademarks.  This expense is recorded in “Selling, general, and administrative expenses” on our Consolidated Statements of Operations.  We believe the carrying values of our intangible assets are appropriate after recognition of the trademark impairment.

3.       Accrued Liabilities:

Accrued liabilities consisted of the following as of December 31, 2011 and December 25, 2010:

	2011	2010
Accrued payroll and payroll taxes	$1,015,434	$1,697,932
Accrued royalties and commissions	1,004,419	732,817
Accrued advertising and promotion	2,122,023	1,049,888
Accrued berry purchase payments	4,294,877	1,147,000
Accrued other	1,095,189	1,825,208
	$9,531,942	$6,452,845

4.     Inventories:

Inventories consisted of the following as of December 31, 2011 and December 25, 2010:

	2011	2010
Finished goods	$8,140,118	$6,576,130
Raw materials	23,541,962	15,238,800
	$31,682,080	$21,814,930

5.     Property and Equipment:

Property and equipment consisted of the following as of December 31, 2011 and December 25, 2010:

	Useful Lives	2011	2010
Buildings and improvements	20 – 30 years	$13,372,831	$12,341,082
Equipment	7 – 15 years	39,113,158	31,759,078
Land	—	346,506	346,506
Vehicles	5 years	51,128	46,128
Furniture and office equipment	2 – 5 years	4,774,956	5,035,441
		57,658,579	49,528,235
Less accumulated depreciation and amortization		(24,476,248)	(21,520,366)
		$33,182,331	$28,007,869

The total cost of equipment and furniture and office equipment included in the table above held under capital lease obligations was $3.7 million and $3.6 million as of December 31, 2011 and December 25, 2010, respectively.  Depreciation expense, including amortization of property under capital leases, for fiscal years 2011 and 2010 was $4.6 million and $3.9 million, respectively.

6.     Long-Term Debt and Line of Credit:

Long-term debt consisted of the following as of December 31, 2011 and December 25, 2010:

	December 31, 2011	December 25, 2010
Mortgage loan due monthly through July, 2012; interest at 9.03%; collateralized by land and building in Goodyear, AZ	$1,372,989	$1,447,228
Mortgage loan due monthly through December, 2016; interest rate at 30 day LIBOR plus 165 basis points, fixed through a swap agreement to 6.85%; collateralized by land and building in Bluffton, IN	2,078,710	2,152,254
Equipment term loan due monthly through May, 2014; interest at LIBOR plus 165 basis points; collateralized by equipment at Rader Farms in Lynden, WA	2,142,857	3,000,000
Real Estate term loan due monthly through July, 2017; interest at LIBOR plus 165 basis points; fixed through a swap agreement to 4.28%; secured by a leasehold interest in the real property in Lynden, WA	3,236,533	3,430,943
Capital lease obligations	2,787,573	3,224,056
Vehicle term loan and other miscellaneous loans due in various monthly installments through February, 2011; collateralized by vehicles	—	1,141
Office Equipment leases due June 2012	1,458	4,371
	11,620,120	13,259,993
Less current portion of long-term debt	(3,025,011)	(1,692,193)
Long-term debt, less current portion	$8,595,109	$11,567,800

Annual maturities of long-term debt as of December 31, 2011 are as follows:

Year	Capital Lease Obligations	Debt
2012	$586,517	$2,517,998
2013	593,260	1,165,315
2014	572,670	759,186
2015	533,714	354,632
2016	533,714	2,004,427
Thereafter	394,364	2,030,989
Subtotal	3,214,239	8,832,547
Less: Amount representing interest	(426,666)	—
Total	$2,787,573	$8,832,547

To fund the acquisition of Rader Farms, we entered into a Loan Agreement (the “Loan Agreement”) with U.S. Bank. Each of our subsidiaries is a guarantor of the Loan Agreement, which is secured by a pledge of all of the assets of our consolidated group. The borrowing capacity available to us under the Loan Agreement consists of notes representing:

•                                          a revolving line of credit up to $25 million maturing on July 30, 2014;  On March 21, 2011, we entered into an amended revolving line of credit agreement with U.S. Bank extending our line from $15.0 million up to $25.0 million, maturing in July 2014.  The minimum fixed charge coverage ratio and maximum leverage ratio were modified and the minimum tangible net worth covenant was removed.  Aside from the covenant changes, the terms of the equipment term loan and real estate term loan were not materially modified.  At December 31, 2011, $15.2 million was outstanding and, based on eligible assets, $4.8 million was available under the line of credit.  All borrowings under the revolving line of credit bear interest at either (i) the prime rate of interest announced by U.S. Bank from time to time or (ii) LIBOR, plus the LIBOR Rate Margin (as defined in the revolving credit facility note as adjusted.)

•                                          Equipment term loan due May 2014.

•                                          Real estate term loan due July 2017.

As is customary in such financings, U.S. Bank may terminate its commitments and accelerate the repayment of amounts outstanding and exercise other remedies upon the occurrence of an event of default (as defined in the Loan Agreement), subject, in certain instances, to the expiration of an applicable cure period. The agreement, as modified, requires us to maintain compliance with certain financial covenants, including a minimum fixed charge coverage ratio and a leverage ratio. At December 31, 2011, we were in compliance with all of the financial covenants.

Interest (expense) income, net consisted of the following for the fiscal years ended December 31, 2011 and December 25, 2010:

	2011	2010
Interest expense	$(885,238)	$(881,171)

Interest income	328	3,547

Interest expense, net	$(884,910)	$(877,624)

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

We entered into an interest rate swap in 2006 to convert the interest rate of the mortgage to purchase the Bluffton, Indiana plant from the contractual rate of 30 day LIBOR plus 165 basis points to a fixed rate of 6.85%. The swap has a fixed pay-rate of 6.85% and a notional amount of approximately $2.1 million at December 31, 2011 and expires in December 2016.  We evaluate the effectiveness of the hedge on a quarterly basis and at December 31, 2011 the hedge is highly effective.  The interest rate swap had a fair value of ($385,899) at December 31, 2011, which is recorded as a liability on the accompanying consolidated balance sheet.  The swap value was determined in accordance with the fair value measurement guidance discussed earlier using Level 2 observable inputs and approximates the loss that would have been realized if the contract had been settled on December 31, 2011.

We entered into another interest rate swap in January 2008 to effectively convert the interest rate on the real estate term loan to a fixed rate of 4.28%.  The interest rate swap is structured with decreasing notional amounts to match the expected pay down of the debt.  The notional value of the swap at December 31, 2011 was $3.2 million.  The interest rate swap is accounted for as a cash flow hedge derivative and expires in July 2017.  We evaluate the effectiveness of the hedge on a quarterly basis and during the year ended December 31, 2011 the hedge is highly effective.  The interest rate swap had fair value of ($457,735) at December 31, 2011, which is recorded as a liability on the accompanying consolidated balance sheet.  This value was determined in accordance with the fair value measurement guidance discussed earlier using Level 2 observable inputs and approximates the loss that would have been realized if the contract had been settled on December 31, 2011.

The only component of other comprehensive income/loss for the periods presented is the change in fair value of the interest rate swaps.  For the years ending December 31, 2011 and December 25, 2010, the effect of such is as follows:

	2011	2010

Net income	$2,816,837	$4,468,716

Change in fair value of interest rate swaps (net of tax)	(118,123)	(118,473)

Comprehensive income	$2,698,714	$4,350,243

7.     Commitments and Contingencies:

We are periodically a party to various lawsuits arising in the ordinary course of business. Management believes, based on discussions with legal counsel, that the resolution of such lawsuits, individually and in the aggregate, will not have a material adverse effect on our financial position or results of operations. See Note 11, “Litigation”.

We lease one-half of a 200,000 square foot facility in Bluffton, Indiana which is used as a distribution center. We entered into an operating lease, the initial term expiring in November 2006, with respect to the facility and we have entered into the second of two three-year renewal options. Current lease payments are approximately $32,500 per month. We also have entered into a service agreement expiring in December 2012 with a third party for warehousing services. The service agreement includes certain minimum monthly usage commitments amounting to $1,188,000 in each of 2011 and 2010.

We own a farming, processing and storage facility located on 696 acres of land in Lynden, Washington, which is leased from the Uptrails Group LLC, owned by three members of the Rader family. One of the three, Brad Rader, is a current employee of ours and one of the others, Sue Rader, was a former owner of Rader Farms. This operating lease commenced on the acquisition date and is in effect until May 17, 2017. Lease payments are $43,500 per month throughout the term of the lease.

In addition to our facility and land leases, we have entered into a variety of operating leases for equipment, vehicles and office space.  Rental expense under all operating leases was $1.7 million and $2.3 million for fiscal 2011 and 2010, respectively.  Minimum future rental commitments under non-cancelable leases as of December 31, 2011 are as follows:

Year	Operating Leases
2012	$1,539,000
2013	1,055,000
2014	974,000
2015	913,000
2016	845,000
Thereafter	288,000
Total	$5,614,000

We produce T.G.I. Friday’s® brand snacks, BURGER KING TM  brand potato snack products, Tato Skins® brand potato crisps and Boulder CanyonTM Natural Foods  Rice and Bean snacks utilizing a sheeting and frying process that includes technology that we license from a third party.  Pursuant to the license agreement between us and the third party, we have a royalty-bearing, exclusive right license to use the technology in the United States, Canada, and Mexico until such time the parties mutually agree to terminate the agreement.  Even though the patents for this technology expired December 26, 2006, in consideration for the use of this technology, we are required to make royalty payments on sales of products manufactured utilizing the technology until such termination date.  However, should products substantially similar to Tato Skins®, O’Boisies® and Pizzarias® become available for any reason in the marketplace by any manufacturer other than us which results in a sales decline of 10% or more, any royalty obligation for the respective product(s) shall cease.

We license the T.G.I. Friday’s® brand snacks trademark from T.G.I. Friday’s Inc. under a license agreement with a term expiring in May, 2014.  Pursuant to the license agreement, we are required to make royalty payments on sales of T.G.I. Friday’s® brand snack products and are required to achieve certain minimum sales levels by certain dates during the contract term.

We license the BURGER KING TM brand snacks trademark from Burger King Corporation under a license agreement with a term expiring in December, 2012.  Pursuant to the license agreement, we are required to make royalty payments on sales of BURGER KING TM brand snack products and are required to achieve certain minimum sales levels by certain dates during the contract term.

We license the Jamba® brand trademark from Jamba Juice Company under a license agreement with a term expiring in 2035.  Pursuant to the license agreement, we are required to make royalty payments on sales of Jamba® products, and are required to achieve certain minimum sales levels by certain dates during the contract term.

We license the Nathan’s Famous® brand trademark from Nathan’s Famous Corporation under a license agreement with a term expiring in 2031.  Pursuant to the license agreement, we are required to make royalty payments on sales of Nathan’s Famous® products, and are required to achieve certain minimum sales levels by certain dates during the contract term.

8.     Shareholders’ Equity:

Restricted Stock Awards

We may grant restricted shares and restricted share units to eligible employees.  Such restricted shares and restricted share units are subject to forfeiture if certain employment conditions are not met.  Restricted share units generally vest in equal annual increments over a three year period with no performance criteria for employees, and a one year vesting period for Board of Director members.  However, the restricted stock units granted to all officers and senior management of the Company during the fiscal years ending December 31, 2011 and December 25, 2010 contain performance restrictions which are required to be achieved at each vesting period in order for the shares to be awarded.  The fair value of the restricted stock units is equal to the market price of our stock at the date of the grant.  Share-based compensation expense related to restricted stock awards is recognized on the straight-line method over the requisite vesting period, and the related share-based compensation expense is included in selling, general and administrative expenses.

During fiscal years 2010 and 2011, restricted share activity was as follows:

	Plan Restricted Shares
	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Balance, December 26, 2009	89,000	$3.20
Granted	240,000	3.40
Vested	(29,666)	2.40
Forfeited	—	—
Balance, December 25, 2010	299,334	$3.20
Granted	176,000	4.09
Vested	(69,667)	3.00
Forfeited	—	—
Balance, December 31, 2011	405,667	$3.62

During the years ended December 31, 2011 and December 25, 2010, the total share-based compensation expense from restricted stock recognized in the financial statements was $0.6 million and $0.3 million respectively. There were no share-based compensation costs which were capitalized. As of December 31, 2011 and December 25, 2010 the total unrecognized costs related to non-vested restricted stock awards granted were $0.9 million and $0.7 million respectively. We expect to recognize such costs in the financial statements over a weighted-average period of one year.

Preferred Stock

We have authorized 50,000 shares of $100 par value Preferred Stock, none of which is outstanding.  We may issue such shares of Preferred Stock in the future without shareholder approval.

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

As of December 31, 2011, there were 493,892 shares of Common Stock available for Awards under the 2005 Plan, plus 464,921 shares of Common Stock available for any Awards under the 2005 Plan other than Incentive Stock Options

The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the years ended:

	2011	2010
Expected dividend yield	0%	0%
Expected volatility	58%	72%
Risk-free interest rate	3.2% - 3.5%	2.4% - 3.7%
Expected life — Employees options	6.5 years	6.5 years
Expected life — Board of directors options	6.5 years	6.5 years

The expected dividend yield was based on the fact that we have never issued a dividend and have no near intentions to do so. The volatility assumption was based on historical volatility during the time period that corresponds to the expected life of the option. The expected life (estimated period of time outstanding) of stock options granted was estimated based on historical exercise activity.  The risk-free interest rate assumption was based on the interest rate of U.S. Treasuries on the date the option was granted.

During fiscal years 2011 and 2010, stock option activity was as follows:

	Plan Options
	Options Outstanding	Weighted Average Exercise Price
Balance, December 26, 2009	2,130,500	$2.26
Granted	280,000	3.46
Canceled	(14,000)	2.15
Forfeited	(10,000)	5.00
Exercised	(241,000)	2.56
Balance, December 25, 2010	2,145,500	$2.37
Granted	215,500	4.17
Canceled	—	—
Forfeited	(79,500)	1.90
Exercised	(495,000)	2.67
Balance, December 31, 2011	1,786,500	$2.52

The total share-based compensation expense from stock options recognized in the financial statements was $0.4 million and $0.2 million for the years ended December 31, 2011 and December 25, 2010 respectively, which reduced income from operations accordingly. There were no share-based compensation costs which were capitalized.  As of December 31, 2011 and December 25, 2010 the total unrecognized costs related to non-vested stock options granted were $0.7 million and $0.6 million, respectively. We expect to recognize such costs in the financial statements over a weighted average period of 1.8 years.  This expected compensation expense does not reflect any new awards, or modifications to existing awards, that could occur in the future.  Generally, we issue new shares upon the exercise of stock options, as opposed to reissuing treasury shares.

The following table summarizes information about stock options outstanding and exercisable at December 31, 2011:

Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$ 1.59 - $1.94	874,500	4.3	$1.83	675,500	$1.85
$ 2.26 - $2.82	400,500	4.4	$2.49	262,500	$2.53
$ 3.12 - $3.78	296,000	7.4	$3.41	116,000	$3.34
$ 4.16 - $4.28	215,500	9.4	$4.17	—	$—
	1,786,500	5.4	$2.52	1,054,000	$2.18

The weighted average grant-date fair value of options granted during the years ended December 31, 2011 and December 25, 2010 was $2.44 and $2.34 respectively.

The intrinsic value related to total stock options outstanding was $2.3 million as of December 31, 2011 and $4.2 million as of December 25, 2010.  The intrinsic value related to vested stock options outstanding was $1.7 million as of December 31, 2011 and $2.4 million as of December 25, 2010.  The aggregate intrinsic value is based on the exercise price and our closing stock price of $3.74 as of December 31, 2011 and $4.32 as of December 25, 2010.

Treasury Stock

Our Board of Directors approved a stock repurchase program that was publicly announced on Form 8-K filed with the SEC on June 21, 2011 whereby up to $3 million of common stock could be purchased from time to time at the discretion of management (the “2011 program”).  Repurchased shares under such a program are generally held as treasury stock and are available for general corporate purposes unless and until such shares are retired by the Board.  The 2011 program expires on June 20, 2012.  No shares have been repurchased under the 2011 program through the date of this filing.  We continue to evaluate our share repurchase opportunities.

9.                  Income Taxes:

The provision for income taxes consisted of the following for the years ended December 31, 2011 and December 25, 2010:

	2011	2010
Current:
Federal	$(1,217,974)	$(1,396,748)
State	(145,844)	(244,232)
	(1,363,818)	(1,640,980)
Deferred:
Federal	(125,556)	(319,753)
State	(18,464)	(47,022)
	(144,020)	(366,775)
Total provision for income taxes	$(1,507,838)	$(2,007,755)

The income tax effects of temporary differences between financial and income tax reporting that give rise to the deferred income tax asset and liability are as follows as of December 31, 2011 and December 25, 2010:

	2011	2010
Deferred Tax Asset — current
Allowance for doubtful accounts	$85,724	$42,565
Accrued liabilities	543,720	464,648
Other	137,361	114,588
	766,805	621,801
Deferred Tax Liability — noncurrent
Depreciation and amortization	(4,019,638)	(3,673,142)
Unrealized loss on interest rate swap	274,992	199,236
Other	194,086	136,616
	(3,550,560)	(3,337,290)
Net deferred tax liability	$(2,783,755)	$(2,715,489)

We had federal income taxes receivable of $0.4 million and $0.1 million as of December 31, 2011 and December 25, 2010, respectively.  We had state income tax receivables of $0.2 million and $0.1 million as of December 31, 2011 and December 25, 2010, respectively.

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

The following table provides a reconciliation between the amount determined by applying the statutory federal income tax rate to our income tax provision for fiscal years ended December 31, 2011 and December 25, 2010:

	Fiscal Year Ended
	December 31, 2011		December 25, 2010
	$	%	$	%

Provision at statutory rate	$(1,469,998)	(34.0)%	$(2,202,000)	(34.0)%
State tax provision, net	(166,638)	(3.9)	(255,589)	(4.0)
Research Credits	152,971	3.5	387,570	6.0
Domestic Production benefits	137,280	3.2	212,940	3.3
Nondeductible expenses and other	(161,453)	(3.7)	(150,676)	(2.3)
Income tax provision	$(1,507,838)	(34.9)%	$(2,007,755)	(31.0)%

10.  Business Segments and Significant Customers:

For the years ended December 31, 2011 and December 25, 2010, Costco was the only customer accounting for more than 10% of our total net revenue.  Costco accounted for $49.3 million or 30% and $27.5 million or 23%, for fiscal years 2011 and 2010, respectively.

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

The snack products segment produces potato chips, potato crisps, potato skins, pellet snacks, kettle chips, and extruded product for sale primarily to snack food distributors and retailers.  This segment includes a limited number of snack food products purchased and sold through our local distribution network in Arizona.  The frozen products segment produces frozen fruit products, such as berries and smoothies, for sale primarily to club stores, groceries and mass merchandisers.  Our reportable segments offer different products and services.  The majority of our revenues are attributable to external customers in the United States.  We sell to external customers internationally, however the revenues attributable to those customers are immaterial.  All of our assets are located in the United States.

The accounting policies of the segments are the same as those described in the Summary of Significant Accounting Policies (Note 1).  We do not allocate assets, selling, general and administrative expenses, income taxes or other income and expense to segments.

	Snack Products	Frozen Products	Consolidated
2011
Net revenues from external customers	$95,053,716	$67,178,702	$162,232,418
Depreciation and amortization included in segment gross profit	1,897,330	836,655	2,733,985
Segment gross profit	18,172,256	11,961,672	30,133,928
Goodwill	5,986,252	5,629,973	11,616,225

2010
Net revenues from external customers	$85,479,237	$48,508,205	$133,987,442
Depreciation and amortization included in segment gross profit	1,297,207	802,605	2,099,812
Segment gross profit	16,535,149	12,499,185	29,034,334
Goodwill	5,986,252	5,629,973	11,616,225

The following table reconciles reportable segment gross profit to our consolidated income before income tax provision for the years ended December 31, 2011 and December 25, 2010:

	2011	2010
Segment gross profit	$30,133,928	$28,806,102
Unallocated amounts:
Operating expenses	(24,924,343)	(21,452,007)
Interest expense, net	(884,910)	(877,624)
Income before income tax provision	$4,324,675	$6,476,471

11.  Litigation:

We are periodically a party to various lawsuits arising in the ordinary course of business.  Management believes, based on discussions with legal counsel, that the resolution of any such lawsuits, individually and in the aggregate, will not have a material adverse effect on our financial position or results of operations.

In March 2012, we learned that the Jamba Juice Company was named as a defendant in a putative class action filed in the Federal Court for the North District of California and captioned Kevin Anderson v. Jamba Juice Company which claims that the use of the words “all natural” to describe the Smoothie Kits is misleading and deceptive to consumers and violates various California consumer protection statutes and unfair competition statutes.  The suit is one of several “all natural” lawsuits recently brought against various food manufacturers and distributors in California.  Under our license agreement with the Jamba Juice Company, we are obligated and have agreed to indemnify and defend Jamba Juice in the suit.  We expect that we will be added as a party to the suit as the actual manufacturer and distributor of the Smoothie Kits.  While we currently believe the “all natural” claims on the Smoothie Kits are in full compliance with FDA guidelines, we are investigating the claims asserted in the action, and intend to vigorously defend against them.

12.  Related Party Transactions:

We own the farming operations and the processing and storage facility located on 696 acres of land in Lynden, Washington, which is leased from the Uptrails Group LLC, owned by three members of the Rader family.  One of the three, Brad Rader, is a current employee of ours and one of the others, Sue Rader, was a former owner of Rader Farms.  This operating lease commenced on the acquisition date and is in effect until May 17, 2017.  Lease payments are $43,500 per month throughout the term of the lease.

13.  Accounts Receivable Allowance:

Changes to the allowance for doubtful accounts during the fiscal years ended December 31, 2011 and December 25, 2010 are summarized below:

	Balance at beginning of period	Charges (Reductions) to Expense	(Write-offs) Collections	Balance at end of period
Fiscal 2011	$109,142	132,014	(21,350)	$219,806
Fiscal 2010	$101,076	22,990	(14,924)	$109,142

14.  Concentrations of Credit Risk:

We maintain most of our cash with one financial institution.  As of November 1, 2008 the FDIC introduced the transaction guarantee program which guaranteed non-interest bearing accounts without limit. The FDIC program is temporary and only offered through participating financial institutions.  Our primary financial institution participated in this program and therefore all cash balances held with this institution as of December 31, 2011 are insured.

Our primary concentration of credit risk is related to certain trade accounts receivable.  In the normal course of business, we extend unsecured credit to our customers.  We investigate a customer’s credit worthiness before extending credit.  At December 31, 2011 and December 25, 2010, three customers accounted for 39% and 36% of accounts receivable, respectively.

15.  Deferred Compensation Plans

We have contributory 401(k) plans covering substantially all employees.  We may contribute amounts not in excess of the lesser of the maximum deductions allowable for income tax purposes or a specific percentage of our operating profits, as defined in the plan.  We made contributions totaling $0.4 million during the years ending December 31, 2011 and December 25, 2010, respectively.

We also sponsor a trusteed, nonqualified savings plan for employees whose contributions to a tax qualified 401(k) plan would be limited by provisions of the Internal Revenue Code.  The plan allows participants to defer receipt of a portion of their salary and incentive compensation.  The plan was amended in 2009 and we no longer match any employee contributions to this plan.  Participants earn a return on their deferred compensation based on investment earnings of participant-selected mutual funds.  Deferred compensation, including accumulated earnings on the participant-directed investment selections, is distributable in cash at participant-specified dates or upon retirement, death, disability or termination of employment.  At December 31, 2011 and December 25, 2010, the plan’s assets and our liability to participants of the deferred compensation plans was $0.4 million and $0.3 million, respectively, and is recorded in other assets and other liabilities in the Consolidated Balance Sheets.

16.  Quarterly Financial Data (Unaudited):

The results for any single quarter are not necessarily indicative of our results for any other quarter or the full year.  The sum of quarterly earnings per share information may not agree to the annual amount due to rounding and use of the treasury stock method of calculating earnings per share.

(in 000’s, except for share and per share data)	First Quarter (13 weeks)	Second Quarter (13 weeks)	Third Quarter (13 weeks)	Fourth Quarter (14 weeks)	Full Year

Fiscal 2011
Net revenues	$36,641	$43,609	$37,518	$44,464	$162,232
Gross profit	7,930	8,098	6,407	7,699	30,134
Operating income	2,421	1,553	(209)	1,445	5,210
Net income	$1,406	$860	$(191)	$742	$2,817

Earnings per common share:
Basic	$0.08	$0.05	$(0.01)	$0.04	$0.16
Diluted	$0.08	$0.05	$(0.01)	$0.04	$0.15

Weighted average number of common shares:
Basic	18,010,668	18,067,391	18,139,674	18,212,534	18,109,548
Diluted	18,698,392	18,719,203	18,139,674	19,274,115	19,198,868

(in 000’s, except for share and per share data)	First Quarter (13 weeks)	Second Quarter (13 weeks)	Third Quarter (13 weeks)	Fourth Quarter (13 weeks)	Full Year

Fiscal 2010
Net revenues	$31,396	$34,913	$34,072	$33,606	$133,987
Gross profit	6,845	7,941	7,091	7,157	29,034
Operating income	2,286	2,416	1,612	1,040	7,354
Net income	$1,246	$1,376	$1,213	$634	$4,469

Earnings per common share:
Basic	$0.07	$0.08	$0.07	$0.04	$0.25
Diluted	$0.07	$0.07	$0.07	$0.03	$0.24

Weighted average number of common shares:
Basic	17,875,693	17,897,724	17,936,356	17,973,017	17,923,685
Diluted	18,149,228	18,516,077	18,559,515	18,668,407	18,546,486

EXHIBIT INDEX

23.1	—	Consent of Moss Adams LLP.

31.1	—	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15(d)-14(a).

31.2	—	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15(d)-14(a).

32	—

Certification of Chief Executive Officer and Chief Financial Officer and Principal Accounting Officer pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.