Form 10-Q
period 2012-03-31
INVENTURE FOODS, INC.
filed 2012-05-09
CIK 944508

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2012

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  18,387,745 as of May 2, 2012.

PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements

INVENTURE FOODS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	March 31,	December 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$742,321	$664,488
Accounts receivable, net of allowance for doubtful accounts of $237,907 in 2012 and $219,806 in 2011	17,641,652	15,741,758
Inventories	28,018,280	31,682,080
Deferred income tax asset	811,669	766,805
Other current assets	503,615	1,526,818
Total current assets	47,717,537	50,381,949

Property and equipment, net	33,726,065	33,182,331
Goodwill	11,616,225	11,616,225
Trademarks and other intangibles, net	2,022,660	2,033,160
Other assets	804,987	761,258
Total assets	$95,887,474	$97,974,923

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,204,696	$14,891,297
Accrued liabilities	9,099,205	9,531,942
Current portion of long-term debt	3,010,187	3,025,011
Total current liabilities	26,314,088	27,448,250

Long-term debt, less current portion	8,177,374	8,595,109
Line of credit	12,589,558	15,183,910
Deferred income tax liability	3,615,870	3,550,560
Interest rate swaps	801,486	843,635
Other liabilities	817,519	743,909
Total liabilities	52,315,895	56,365,373

Commitments and contingencies (Note 6)

Shareholders’ equity:
Common stock, $.01 par value; 50,000,000 shares authorized; 18,673,115 and 18,631,133 shares issued and outstanding at March 31, 2012 and December 31, 2011	186,732	186,312
Additional paid-in capital	27,890,092	27,675,786
Accumulated other comprehensive loss	(399,315)	(425,025)
Retained earnings	16,365,265	14,643,672
	44,042,774	42,080,745
Less: treasury stock, at cost: 367,957 shares at March 31, 2012 and December 31, 2011	(471,195)	(471,195)
Total shareholders’ equity	43,571,579	41,609,550
Total liabilities and shareholders’ equity	$95,887,474	$97,974,923

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVENTURE FOODS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	Quarter Ended
	March 31, 2012	March 26, 2011
Net revenues	$47,020,064	$36,640,683
Cost of revenues	37,675,438	28,710,187
Gross profit	9,344,626	7,930,496
Selling, general & administrative expenses	6,500,442	5,509,259
Operating income	2,844,184	2,421,237
Interest expense, net	230,366	218,710
Income before income taxes	2,613,818	2,202,527
Income tax provision	892,225	796,345
Net income	$1,721,593	$1,406,182

Earnings per common share:
Basic	$0.09	$0.08
Diluted	$0.09	$0.08
Weighted average number of common shares:
Basic	18,281,736	18,010,668
Diluted	19,364,774	18,698,392

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVENTURE FOODS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	Quarter Ended
	March 31, 2012	March 26, 2011
Net income	$1,721,593	$1,406,182
Change in fair value of interest rate swaps (net of tax)	25,710	42,192
Comprehensive income	$1,747,303	$1,448,374

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVENTURE FOODS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Quarter Ended
	March 31, 2012	March 26, 2011

Cash flows from operating activities:
Net income	$1,721,593	$1,406,182
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,149,229	1,074,115
Amortization	17,437	15,610
Provision for bad debts	18,101	(8,420)
Deferred income taxes	38,763	(6,356)
Excess income tax benefit from exercise of stock options	(42,834)	—
Share-based compensation expense	222,357	159,738
Loss on disposition of equipment	2,299	2,570
Change in operating assets and liabilities:
Accounts receivable	(1,917,995)	(1,756,516)
Inventories	3,663,800	(269,953)
Other assets and liabilities	1,029,710	163,548
Accounts payable and accrued liabilities	(1,119,339)	3,304,948
Net cash provided by operating activities	4,783,121	4,085,466

Cash flows from investing activities:
Purchase of equipment	(1,695,262)	(2,531,615)
Net cash used in investing activities	(1,695,262)	(2,531,615)

Cash flows from financing activities:
Net borrowings on line of credit	(2,594,352)	(1,478,922)
Proceeds from exercise of stock options	—	48,480
Payments made on capital lease obligations	(127,428)	(122,201)
Proceeds from capital lease financing	—	139,130
Payments made on long-term debt	(305,131)	(300,277)
Excess income tax benefit from exercise of stock options	42,834	—
Payment of payroll taxes on stock-based compensation through shares withheld	(25,949)	—
Net cash used in financing activities	(3,010,026)	(1,713,790)
Net increase (decrease) in cash and cash equivalents	77,833	(159,939)
Cash and cash equivalents at beginning of period	664,488	980,547
Cash and cash equivalents at end of period	$742,321	$820,608

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$234,461	$220,997
Cash received during the period for income taxes	(75,995)	(8,389)

Supplemental disclosures of non-cash investing and financing transactions:
Capital lease obligations incurred for the acquisition of property and equipment	$—	$68,000

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

In the healthy/natural portfolio, products include Rader Farms frozen berries, Boulder Canyon Natural Foods™ brand kettle cooked potato chips, Jamba® branded blend-and-serve smoothie kits under license from Jamba Juice Company and private label frozen fruit.  In the Indulgent Specialty category, products include T.G.I. Friday’s® brand snacks under license from T.G.I. Friday’s Inc., BURGER KING™  brand snack products under license from Burger King Corporation, Nathan’s Famous® brand snack products under license from Nathan’s Famous Corporation, Poore Brothers® kettle cooked potato chips, Bob’s Texas Style® kettle cooked chips, and Tato Skins® brand potato snacks.  We also manufacture private label snacks for certain grocery retail chains and distribute snack food products in Arizona that are manufactured by others.

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

Our fiscal year ends on the last Saturday occurring in the month of December of each calendar year.  Accordingly, the first quarter of 2012 commenced January 1, 2012 and ended March 31, 2012.

Basis of Presentation

The consolidated financial statements include the accounts of Inventure Foods, Inc. and all of our wholly owned subsidiaries.  All significant intercompany amounts and transactions have been eliminated.  The financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all the information and footnotes required by accounting principles generally accepted in the United States of America.  In the opinion of management, the condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary in order to make the consolidated financial statements not misleading.  A description of our accounting policies and other financial information is included in the audited financial statements filed with our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.  The results of operations for the quarter ended March 31, 2012 are not necessarily indicative of the results expected for the full year.

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

At March 31, 2012 and December 31, 2011, the carrying value of cash, accounts receivable, accounts payable and accrued liabilities approximate fair values since they are short-term in nature.  The carrying value of the long-term debt approximates fair-value based on the borrowing rates currently available to us for long-term borrowings with similar terms.

		March 31, 2012		December 31, 2011
Balance Sheet Classification		Interest Rate Swaps	Non-qualified Deferred Compensation Plan Investments	Interest Rate Swaps	Non-qualified Deferred Compensation Plan Investments
Interest rate swaps	Level 1	$—	$—	$—	$—
	Level 2	(801,486)	—	(843,635)	—
	Level 3	—	—	—	—
		$(801,486)	$—	$(843,635)	$—

Other assets	Level 1	$—	$428,298	$—	$384,778
	Level 2	—	—	—	—
	Level 3	—	—	—	—
		$—	$428,298	$—	$384,778

Considerable judgment is required in interpreting market data to develop the estimate of fair value of our derivative instruments.  Accordingly, the estimate may not be indicative of the amounts that we could realize in a current market exchange.  The use of different market assumptions or valuation methodologies could have a material effect on the estimated fair value amounts.

Income taxes

For the quarters ended March 31, 2012 and March 26, 2011 our provisions for income taxes was $0.9 million and $0.8 million for the quarters ended March 31, 2012 and March 26, 2011 respectively.  The effective tax rate for the first quarter of 2012 was 34.1% compared with 36.2% for the first quarter of 2011.  The change in the effective rate is due to slightly larger benefits of the domestic production activity deductions, research credits, and other items, with a further benefit of lesser tax-effected equity compensation costs.

Earnings Per Common Share

Basic earnings per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period.  Diluted earnings per share is calculated by including all dilutive common shares such as stock options and restricted stock.  Options to purchase 15,000 shares of our Common Stock were excluded from the computation of diluted earnings per share for each period, because the options’ exercise prices were greater than the average market price of our common stock for those periods.  Exercises of outstanding stock options or warrants are assumed to occur for purposes of calculating diluted earnings per share for periods in which their effect would not be anti-dilutive.  Earnings per common share was computed as follows for the quarters ended March 31, 2012 and March 26, 2011:

	Quarter Ended
	March 31, 2012	March 26, 2011
Basic Earnings Per Common Share:
Net income	$1,721,593	$1,406,182

Weighted average number of common shares	18,281,736	18,010,668

Earnings per common share	$0.09	$0.08

Diluted Earnings Per Common Share:
Net income	$1,721,593	$1,406,182

Weighted average number of common shares	18,281,736	18,010,668
Incremental shares from assumed conversions of stock options and non-vested shares of restricted stock	1,083,038	687,724
Adjusted weighted average number of common shares	19,364,774	18,698,392

Earnings per common share	$0.09	$0.08

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

See Footnote 8 “Shareholder’s Equity” for additional information.

Adoption of New Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued amendments to disclosure requirements for presentation of comprehensive income.  This guidance, effective retrospectively for the interim and annual periods beginning on or after December 15, 2011, with early adoption permitted, requires presentation of total comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  In December 2011, the FASB issued an amendment to defer the presentation on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for annual and interim financial statements.  The implementation of the amended accounting guidance did not have a material impact on our consolidated financial statements.

In September 2011, the FASB issued amendments to the goodwill impairment guidance which provides an option for companies to use a qualitative approach to test goodwill for impairment if certain conditions are met.  The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted.  The implementation of the amended accounting guidance did not have a material impact on our consolidated financial statements.

2.             Inventories

Inventories consisted of the following:

	March 31,	December 31,
	2012	2011
Finished goods	$10,918,398	$8,140,118
Raw materials	17,099,882	23,541,962
	$28,018,280	$31,682,080

3.             Goodwill, Trademarks and Other Intangibles

Goodwill, trademarks and other intangibles, net consisted of the following:

	Estimated Useful Life	March 31, 2012	December 31, 2011
Goodwill:
Inventure Foods, Inc.		$5,986,252	$5,986,252
Rader Farms, Inc.		5,629,973	5,629,973

Total Goodwill		$11,616,225	$11,616,225

Trademarks:
Inventure Foods, Inc.		$895,659	895,659
Rader Farms, Inc.		1,070,000	1,070,000

Other intangibles:
Rader - Covenant-not-to-compete, gross carrying amount	5 years	160,000	160,000
Rader - Covenant-not-to-compete, accum. Amortization		(154,685)	(146,685)
Rader - Customer relationship, gross carrying amount	10 years	100,000	100,000
Rader - Customer relationship, accum. amortization		(48,314)	(45,814)

Total Trademarks and other intangibles, net		$2,022,660	$2,033,160

Amortization expense related to these intangibles was $10,500 for both quarters ended March 31, 2012 and March 26, 2011.

Goodwill and trademarks are reviewed for impairment annually in the fourth fiscal quarter, or more frequently if impairment indicators arise.  Goodwill is required to be tested for impairment between the annual tests if an event occurs or circumstances change that more-likely-than-not reduces the fair value of a reporting unit below its carrying value.  Intangible assets with indefinite lives are required to be tested for impairment between the annual tests if an event occurs or circumstances change indicating that the asset might be impaired.  We believe the carrying values of our intangible assets are appropriate as of March 31, 2012.

4.             Accrued Liabilities

Accrued liabilities consisted of the following:

	March 31, 2012	December 31, 2011
Accrued payroll and payroll taxes	$1,881,946	$1,015,434
Accrued royalties and commissions	1,112,708	1,004,419
Accrued advertising and promotion	2,367,458	2,122,023
Accrued berry purchase payments	2,199,827	4,294,877
Accrued other	1,537,266	1,095,189
	$9,099,205	$9,531,942

5.             Long-Term Debt

Long-term debt consisted of the following:

	March 31,	December 31,
	2012	2011
Mortgage loan due monthly through July, 2012; interest at 9.03%; collateralized by land and building in Goodyear, AZ	$1,353,362	$1,372,989
Mortgage loan due monthly through December, 2016; interest rate at 30 day LIBOR plus 165 basis points, fixed through a swap agreement to 6.85%; collateralized by land and building in Bluffton, IN	2,059,424	2,078,710
Equipment term loan due monthly through May, 2014; interest at LIBOR plus 165 basis points; collateralized by equipment at Rader Farms in Lynden, WA	1,928,572	2,142,857
Real Estate term loan due monthly through July, 2017; interest at LIBOR plus 165 basis points; fixed through a swap agreement to 4.28%; secured by a leasehold interest in the real property in Lynden, WA	3,185,329	3,236,533
Capital Lease Obligations, primarily due September 2017	2,660,145	2,787,573
Office Equipment leases due June 2012	729	1,458
	11,187,561	11,620,120
Less current portion of long-term debt	(3,010,187)	(3,025,011)
Long-term debt, less current portion	$8,177,374	$8,595,109

To fund the acquisition of Rader Farms, we entered into a Loan Agreement (the “Loan Agreement”) with U.S. Bank.  Each of our subsidiaries is a guarantor of the Loan Agreement, which is secured by a pledge of all of the assets of our consolidated group.  The borrowing capacity available to us under the Loan Agreement consists of notes representing:

•      a $25.0 million revolving line of credit maturing on July 30, 2014; $12.6 million was outstanding at March 31, 2012.  Based on eligible assets, there was $7.6 million of borrowing availability under the line of credit at March 31, 2012.  All borrowings under the revolving line of credit will bear interest at either (i) the prime rate of interest announced by U.S. Bank from time to time or (ii) LIBOR, plus the LIBOR Rate Margin (as defined in the revolving credit facility note as adjusted).

•      Equipment term loan due May 2014 noted above.

•      Real estate term loan due July 2017 noted above.

As is customary in such financings, U.S. Bank may terminate its commitments and accelerate the repayment of amounts outstanding and exercise other remedies upon the occurrence of an event of default (as defined in the Loan Agreement), subject, in certain instances, to the expiration of an applicable cure period.  The agreement, as modified, requires us to maintain compliance with certain financial covenants, including a minimum fixed charge coverage ratio and a leverage ratio.  At March 31, 2012, we were in compliance with all of the financial covenants.

Interest Rate Swaps

To manage exposure to changing interest rates, we selectively enter into interest rate swap agreements.  Our interest rate swaps qualify for and are designated as cash flow hedges.  Changes in the fair value of a swap that is highly effective and that is designated and qualifies as a cash flow hedge to the extent that the hedge is effective, are recorded in other comprehensive income.

We entered into an interest rate swap in 2006 to convert the interest rate of the mortgage to purchase the Bluffton, Indiana plant from the contractual rate of 30 day LIBOR plus 165 basis points to a fixed rate of 6.85%.  The swap has a fixed pay-rate of 6.85% and a notional amount of approximately $2.1 million at March 31, 2012 and expires in December 2016.  The interest rate swap had fair value of $367,024 at March 31, 2012, which is recorded as a liability on the accompanying consolidated balance sheet.  The swap value was determined in accordance with the fair value measurement guidance discussed earlier using Level 2 observable inputs and approximates the loss that would have been realized if the contract had been settled on March 31, 2012.

We entered into another interest rate swap in January 2008 to effectively convert the interest rate on the real estate term loan to a fixed rate of 4.28%.  The interest rate swap is structured with decreasing notional amounts to match the expected pay down of the debt.  The notional value of the swap at March 31, 2012 was $3.2 million.  The interest rate swap is accounted for as a cash flow hedge derivative and expires in July 2017.  The interest rate swap had fair value of $434,462 at

March 31, 2012, which is recorded as a liability on the accompanying consolidated balance sheet.  This value was determined in accordance with the fair value measurement guidance discussed earlier using Level 2 observable inputs and approximates the loss that would have been realized if the contract had been settled on March 31, 2012.

6.                                      Commitments and Contingencies

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

7.                                      Business Segments

Our operations consist of two reportable segments: snack products and frozen products.  The snack products segment produces potato chips, potato crisps, potato skins, sheeted dough snacks, pellet snacks, kettle chips, and extruded product for sale primarily to snack food distributors and retailers.  This segment includes a limited number of snack food products purchased and sold through our local distribution network in Arizona.  The frozen products segment produces frozen fruit products, such as berries and smoothies, for sale primarily to club stores, groceries and mass merchandisers.  Our reportable segments offer different products and services.  The majority of our revenues are attributable to external customers in the United States.  We sell to external customers internationally, however the revenues attributable to those customers are immaterial.  All of our assets are located in the United States.

The accounting policies of the segments are the same as those described in the Summary of Significant Accounting Policies (Note 1).  We do not allocate assets, selling, general and administrative expenses, income taxes or other income and expense to segments.

	Snack Products	Frozen Products	Consolidated
Quarter ended March 31, 2012
Net revenues from external customers	$24,208,958	$22,811,106	$47,020,064
Depreciation and amortization included in segment gross profit	489,200	216,463	705,663
Segment gross profit	5,094,811	4,249,815	9,344,626
Goodwill	5,986,252	5,629,973	11,616,225

Quarter ended March 26, 2011
Net revenues from external customers	$21,743,045	$14,897,638	$36,640,683
Depreciation and amortization included in segment gross profit	413,829	206,946	620,775
Segment gross profit	4,376,227	3,554,269	7,930,496
Goodwill	5,986,252	5,629,973	11,616,225

The following table reconciles reportable segment gross profit to our consolidated income before income tax provision for the quarters ended March 31, 2012 and March 26, 2011:

	March 31, 2012	March 26, 2011
Segment gross profit	$9,344,626	$7,930,496
Unallocated amounts:
Operating expenses	(6,500,442)	(5,509,259)
Interest expense, net	(230,366)	(218,710)
Income before income tax provision	$2,613,818	$2,202,527

8.                                      Shareholders’ Equity

The 2005 Plan was approved at our 2005 Annual Meeting of Shareholders and initially reserved for issuance of 410,518 shares of Common Stock, which is the number of reserved but unissued shares available for issuance under the 1995 Plan.  The number of shares of Common Stock reserved for issuance has been increased since 2005 to a total of 2,710,518 as of the date of this filing, pursuant to a series of amendments to the 2005 Plan approved by our shareholders.  If any shares of Common Stock subject to awards granted under the 2005 Plan are canceled, those shares will be available for future awards under the 2005 Plan.  The 2005 Plan expires in May 2015, and awards granted under the 2005 Plan may include: nonqualified stock options, incentive stock options, restricted stock, restricted stock units, stock appreciation rights, performance units and stock-reference awards.  Prior to May 2008, all stock option grants had a five year term.  The fair value of these stock option grants is amortized to expense over the vesting period, generally five years for employees and one year for the Board of Directors.  In May 2008, our Board of Directors approved a 10 year term for all future stock option grants, with vesting periods of five years and one year for employees and Board of Director members, respectively.

Restricted share activity for the three months ended March 31, 2012 was as follows:

	Plan Restricted Shares
	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Balance, December 31, 2011	405,667	$3.62
Granted	4,197	4.05
Vested	—	—
Forfeited	—	—
Balance, March 31, 2012	409,864	$3.63

During the three months ended March 31, 2012 and March 26, 2011, the total share-based compensation expense from restricted stock recognized in the financial statements was $157,052 and $108,393 respectively, which reduced income from operations accordingly.  There were no share-based compensation costs which were capitalized.  As of March 31, 2012 and March 26, 2011 the total unrecognized costs related to non-vested restricted stock awards granted was $706,824 and $588,158 respectively.  This expected compensation expense does not reflect any new awards, or modifications to existing awards, that could occur in the future.  All restricted stock awards vest three years from the date of grant for employees, and one year for Board of Directors.  Share-based compensation expense related to restricted stock awards is recognized on the straight-line method over the requisite vesting period, and the related share-based compensation expense is included in selling, general and administrative expenses.

The following table summarizes stock option activity during the quarter ended March 31, 2012:

	Plan Options
	Options Outstanding	Weighted Average Exercise Price
Balance, December 31, 2011	1,786,500	$2.52
Granted	—	—
Forfeited	(18,500)	2.62
Cancelled	—	—
Exercised	(119,500)	2.58
Balance, March 31, 2012	1,648,500	$2.52

During the three months ended March 31, 2012 and March 26, 2011, the total share-based compensation expense from stock options recognized in the financial statements was $65,305 and $51,345 respectively, which reduced income from operations accordingly.  There were no share-based compensation costs which were capitalized.  As of March 31, 2012 and March 26, 2011 the total unrecognized costs related to non-vested stock option awards granted was $611,236 and $537,670 respectively.  We expect to recognize such costs in the financial statements over a weighted average period of 1.7 years.  This expected compensation expense does not reflect any new awards, or modifications to existing awards, that could occur in the future.  Generally, we issue new shares upon the exercise of stock options, as opposed to reissuing treasury shares.

The intrinsic value related to total stock options outstanding was $4,029,230 as of March 31, 2012 and $3,062,865 as of March 26, 2011.  The intrinsic value related to vested stock options outstanding was $2,652,306 as of March 31, 2012 and $1,825,212 as of March 26, 2011.  The aggregate intrinsic value is based on the exercise price and our closing stock price of $4.96 as of March 31, 2012 and $3.89 as of March 26, 2011.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q, including all documents incorporated by reference, includes “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, and Inventure Foods, Inc. desires to take advantage of the “safe harbor” provisions thereof.  Therefore, we are including this statement for the express purpose of availing itself of the protections of the safe harbor with respect to all of such forward-looking statements. In this Quarterly Report on Form 10-Q, the words “anticipates,” “believes,” “expects,” “intends,” “estimates,” “projects,” “will likely result,” “will continue,” “future” and similar terms and expressions identify forward-looking statements. The forward-looking statements in this Quarterly Report on Form 10-Q reflect our current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, including without limitation general economic conditions, increases in cost or availability of ingredients, packaging, energy and employees, price competition and industry consolidation, ability to execute strategic initiatives, product recalls or safety concerns, disruptions of supply chain or information technology systems, customer acceptance of new products and changes in consumer preferences, food industry and regulatory factors, interest rate risks, dependence upon major customers, dependence upon existing and future license agreements, the possibility that we will need additional financing due to future operating losses or in order to implement our business strategy, acquisition-related risks, volatility of the market price of the our common stock, par value $.01 per share, and those other risks and uncertainties discussed herein, that could cause actual results to differ materially from historical results or those anticipated.  In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this Quarterly Report on Form 10-Q will in fact transpire or prove to be accurate.  Readers are cautioned to consider the specific risk factors described herein and in “Risk Factors” in the our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 and not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof.  We undertake no obligation to update or publicly revise any forward-looking statement whether as a result of new information, future developments or otherwise.  All subsequent written or oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by this paragraph.

Results of Operations

Our operations consist of two reportable segments:  snack products and frozen products.  The snack products segment includes manufactured potato chips, kettle chips, potato crisps, potato skins, pellet snacks and extruded product for sale primarily to snack food distributors and retailers.  This segment includes a limited number of snack food products purchased and sold through our local distribution network in Arizona.  The frozen product segment produces frozen fruit products, such as berries and smoothies, for sale primarily to groceries, club stores and mass merchandisers.

Quarter ended March 31, 2012 compared to the quarter ended March 26, 2011

	2012		2011		Difference
(dollars in millions)	$	% of Rev	$	% of Rev	$	%
Net revenues	$47.0	100.0%	$36.6	100.0%	$10.4	28.3%
Cost of revenues	37.7	80.2	28.7	78.4	9.0	31.2
Gross profit	9.3	19.8	7.9	21.6	1.4	17.8
Selling, general and administrative expenses	6.5	13.8	5.5	15.0	1.0	18.0
Operating income	2.8	6.0	2.4	6.6	0.4	17.5
Interest expense, net	0.2	0.5	0.2	0.6	0.0	5.3
Income before income taxes	2.6	5.5	2.2	6.0	0.4	18.7
Income tax provision	0.9	1.9	0.8	2.2	0.0	12.0
Net income	$1.7	3.6%	$1.4	3.8%	$0.3	22.4%

Net revenues increased 28.4%, or $10.4 million, to $47.0 million for the quarter ended March 31, 2012 compared with net revenues of $36.6 million for the first quarter in 2011.  Snack segment net revenues were $24.2 million, up $2.5 million and 11.3% from prior year.  Snack segment growth was driven by an increase of 18.0% for T.G.I. Fridays® primarily due to new distribution and an increase of 13.1% for Boulder Canyon™ as a result of category growth, new distribution, success of new items and investment in marketing and people to support the brand.  Total snack segment pounds sold were up 12.6% for the quarter.  Frozen segment net revenues were $22.8 million, an increase of $7.9 million or 53.1%.  The frozen segment revenue increase was a result of strong volume growth in both existing and new customers and the successful launch of our Jamba® All Natural Smoothies make-at-home kits.  Excluding Jamba® sales, the frozen segment was up 50.7% driven by competitive pricing against other berry segments, continued category growth and new distribution.  Total frozen segment pounds sold were up 45.2% for the quarter.

Gross profit for 2012 increased $1.4 million or 17.8% to $9.3 million, but decreased as a percentage of net revenues to 19.9% for the quarter ended March 31, 2012 as compared to 21.6% in the first quarter of 2011.  Snack segment gross profit of $5.1 million increased $0.7 million or 16.4% and increased as a percentage of net revenues to 21.0% as compared to 20.1% in 2011.  The increase in snack gross profit dollars was primarily driven by strong volume growth of more profitable brands and channels, increased efficiencies at our Goodyear facility as a result of our recent capital improvements and a 17% increase in pounds driven through the Bluffton facility.  The frozen segment gross profit of $4.2 million increased $0.7 million or 19.6%, but decreased as a percentage of net revenues to 18.6% from 23.9%.  The decrease in gross profit dollars for the frozen segment was attributable to a $1.1 million increase in above-the-line spending to support our Jamba® growth, and our need to source additional higher cost berries to support our increased sales volume.

Selling, general and administrative (“SG&A”) expenses were $6.5 million or 13.8% of net revenues for the quarter ended March 31, 2012, an increase of $1.0 million, but down 120 basis points from 15.0% of net revenue compared to the first quarter of 2011.  The increase in SG&A expense was largely due to higher variable broker commissions on increased sales volume, as well as continued investments in Jamba® and Boulder Canyon™ including increased marketing and sampling expenses.

The income tax provision of $0.9 million compared to $0.8 million in the prior year.  Our effective income tax expense rate was 34.1% in the first quarter of 2012 compared to 36.2% in the first quarter of 2011.  The change in the effective rate is due to slightly larger benefits of the domestic production activity deductions, research credits, and other items, with a further benefit of lesser tax-effected equity compensation costs.

Net income for the quarter ended March 31, 2012 was $1.7 million, representing a $0.3 million or 22.4% increase when compared to $1.4 million for the prior year quarter as a result of the factors discussed above.  The net income for the first quarter of 2012 equated to $0.09 per basic share and diluted share, compared with $0.08 per basic and diluted share in the first quarter of 2011.

Liquidity and Capital Resources

Liquidity represents the our ability to generate sufficient cash flows from operating activities to satisfy obligations as well as our ability to obtain appropriate financing.  Therefore, liquidity cannot be considered separately from capital resources that consist primarily of current and potentially available funds for use in achieving our objectives.  Currently, our liquidity needs arise primarily from working capital requirements, capital expenditures, and debt repayment.  Sufficient liquidity is expected to be available to enable us to meet these demands.  Net working capital was $21.4 million (a current ratio of 1.8:1) and $22.9 million (a current ratio of 1.8:1) at March 31, 2012 and December 31, 2011, respectively.

Operating Cash Flows

Net cash provided by operating activities was $4.8 million for the quarter ended March 31, 2012 and $4.1 million for the quarter ended March 26, 2011.  The overall $0.7 million increase was primarily a result of cash provided by inventories of $3.7 million in the first quarter of 2012 compared to cash used to build inventory of $0.3 million in the same period in 2011.  The $3.9 million year over year decrease in inventory was the primary driver of the $4.4 million year over year decrease in accounts payable and accrued liabilities.  Our net revenue growth resulted in increases in accounts receivable of $1.9 million in the first quarter of 2012 compared to $1.8 million in the first quarter of 2011.

Investing Cash Flows

Net cash used in investing activities, all representing capital expenditures, was $1.7 million in the first quarter of 2012 compared to $2.5 million in the first quarter of 2011.  Capital expenditures of $1.7 million in 2012 relate to the purchase of manufacturing equipment of $1.3 million, primarily at the Lynden facility.  Capital expenditures of $2.5 million in 2011 relate to building improvements of $2.0 million, primarily at our Goodyear facility, and the purchase of manufacturing equipment of $0.5 million, mostly new packaging equipment.  During the full year 2012, we plan to spend $6.6 million in capital expenditures, primarily at our manufacturing facilities.  Capital expenditures are funded primarily by net cash flow from operating activities, cash on hand, and available credit from our credit facility.

Financing Cash Flows

Net cash used in financing activities for the first quarter of 2012 was $3.0 million compared to $1.7 million in the first quarter of 2011.  The $1.3 million increase in net cash used in financing activities was a result of repayments of $1.1 million more on our revolving line of credit year over year.  The reduction of borrowings on our credit facility is due to additional cash generated from operations.

Debt and Capital Resources

At March 31, 2012, there was $7.6 million of borrowing availability under the revolving line of credit in our Loan Agreement with U.S. Bank.  As is customary in such financings, U.S. Bank may terminate its commitments and accelerate the repayment of amounts outstanding and exercise other remedies upon the occurrence of an event of default (as defined in the Loan Agreement), subject, in certain instances, to the expiration of an applicable cure period.  The agreement requires us to maintain compliance with certain financial covenants, including a minimum tangible net worth, a minimum fixed charge coverage ratio and a leverage ratio.  At March 31, 2012, we were in compliance with all of the financial covenants.  See Footnote 5 to our Financial Statements “Long-Term Debt”

Outlook

We believe that our current financing arrangement with U.S. Bank will provide adequate ability to finance future capital expenditures.  During the full year 2012, we plan to spend $6.6 million in capital expenditures, funded through working capital and various purchase or leasing arrangements.  Additionally, on July 1, 2012 we plan to pay down the remaining balance of $1.3 million on the maturing mortgage loan on the Goodyear facility, funded with working capital.  Our plans are not expected to materially affect our financial ratios or liquidity.  In connection with the implementation of the our business strategy, we may incur operating losses in the future and may require future debt or equity financings (particularly in connection with future strategic acquisitions, new brand introductions or capital expenditures).  Expenditures relating to acquisition-related integration costs, market and territory expansion and new product development and introduction may adversely affect promotional and operating expenses and consequently may adversely affect operating and net income.  These types of expenditures are expensed for accounting purposes as incurred, while revenue generated from the result of such expansion or new products may benefit future periods.  Management believes that we will generate positive cash flow from operations during the next twelve months, which, along with our existing working capital and borrowing facilities, will enable us to meet our operating cash requirements for the next twelve months.  The belief is based on current operating plans and certain assumptions, including those relating to our future revenue levels and expenditures, industry and general economic conditions and other conditions.  For instance, if current general economic conditions continue or worsen, we believe that our sales forecasts may prove to be less reliable than they have in the past as consumers may change their buying habits with respect to snack food products.  Unexpected price increases for commodities used in our snack products, or adverse weather conditions affecting our Rader Farms crop yield could also impact our financial condition.  If any of these factors change, we may require future debt or equity financings to meet our business requirements.  Any required financings may not be available or, if available, may not be on terms attractive to us.

Interest Rate Swaps

See Footnote 5 “Long-Term Debt” in the Company’s “Notes to Unaudited Condensed Consolidated Financial Statements” for detail regarding our interest rate swaps.

Contractual Obligations

Our future contractual obligations consist principally of long-term debt, operating leases, minimum commitments regarding third party warehouse operations services, remaining minimum royalty payments due licensors pursuant to brand licensing agreements and severance charges to terminated executives.  As of March 31, 2012 there have been no material changes to our contractual obligations since our December 31, 2011 fiscal year end, other than scheduled payments.

Critical Accounting Policies and Estimates

There have been no significant changes to our critical accounting policies and estimates since the filing of our Form 10-K for the year ended December 31, 2011.

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

Part II.       Other Information

Item 1.         Legal Proceedings

For a discussion of legal proceedings, see Footnote 6 “Commitments and Contingencies” in the Company’s “Notes to Unaudited Condensed Consolidated Financial Statements.”  We are periodically a party to various lawsuits arising in the ordinary course of business.  Management believes, based on discussions with legal counsel, that the resolution of any such lawsuits, individually and in the aggregate, will not have a material adverse effect on the financial statements taken as a whole.

Item 1A. Risk Factors

During the quarter ended March 31, 2012, there were no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.         Defaults Upon Senior Securities

None.

Item 5.         Other Information

None.

Item 6.         Exhibits

(a)                     Exhibits (unless otherwise noted, exhibits are filed herewith).

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

101 —           Interactive data files pursuant to Rule 405 of Regulation S-T. In accordance with Rule 406T of Regulation S-T, the information in this exhibit shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:	May 9, 2012	INVENTURE FOODS, INC.

		By:	/s/ Terry McDaniel
Terry McDaniel
Chief Executive Officer
(Principal Executive Officer)