Form 10-Q
period 2012-06-30
INVENTURE FOODS, INC.
filed 2012-08-09
CIK 944508

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2012

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  19,027,948 as of August 3, 2012.

PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements

INVENTURE FOODS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	June 30,	December 31
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$573,099	$664,488
Accounts receivable, net of allowance for doubtful accounts of $212,725 in 2012 and $219,806 in 2011	15,271,139	15,741,758
Inventories	25,740,312	31,682,080
Deferred income tax asset	637,853	766,805
Other current assets	814,103	1,526,818
Total current assets	43,036,506	50,381,949

Property and equipment, net	35,552,420	33,182,331
Goodwill	11,616,225	11,616,225
Trademarks and other intangibles, net	2,014,847	2,033,160
Other assets	746,752	761,258
Total assets	$92,966,750	$97,974,923

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,287,875	$14,891,297
Accrued liabilities	8,291,236	9,531,942
Current portion of long-term debt	1,661,487	3,025,011
Total current liabilities	23,240,598	27,448,250

Long-term debt, less current portion	7,758,749	8,595,109
Line of credit	11,028,152	15,183,910
Deferred income tax liability	3,655,829	3,550,560
Interest rate swaps	829,119	843,635
Other liabilities	803,294	743,909
Total liabilities	47,315,741	56,365,373

Commitments and contingencies (Note 6)

Shareholders’ equity:
Common stock, $.01 par value; 50,000,000 shares authorized; 19,027,948 and 18,631,133 shares issued and outstanding at June 30, 2012 and December 31, 2011	193,959	186,312
Additional paid-in capital	28,355,825	27,675,786
Accumulated other comprehensive loss	(416,170)	(425,025)
Retained earnings	17,988,590	14,643,672
	46,122,204	42,080,745
Less: treasury stock, at cost: 367,957 shares at June 30, 2012 and December 31, 2011	(471,195)	(471,195)
Total shareholders’ equity	45,651,009	41,609,550
Total liabilities and shareholders’ equity	$92,966,750	$97,974,923

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVENTURE FOODS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	Quarter Ended		Six Months Ended
	June 30,	June 25,	June 30,	June 25,
	2012	2011	2012	2011
Net revenues	$48,015,732	$43,609,336	$95,035,796	$80,250,018
Cost of revenues	38,811,928	35,511,783	76,487,366	64,221,969
Gross profit	9,203,804	8,097,553	18,548,430	16,028,049
Selling, general and administrative expenses	6,378,918	6,544,826	12,879,360	12,054,085
Operating income	2,824,886	1,552,727	5,669,070	3,973,964
Interest expense, net	203,858	199,021	434,224	417,731
Income before income tax provision	2,621,028	1,353,706	5,234,846	3,556,233
Income tax provision	997,703	493,822	1,889,928	1,290,167
Net income	$1,623,325	$859,884	$3,344,918	$2,266,066

Earnings per common share:
Basic	$0.09	$0.05	$0.18	$0.13
Diluted	$0.08	$0.05	$0.17	$0.12

Weighted average number of common shares:
Basic	18,898,698	18,067,391	18,590,217	18,039,030
Diluted	19,555,437	18,719,203	19,460,106	18,692,532

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVENTURE FOODS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	Quarter Ended		Six Months Ended
	June 30, 2012	June 25, 2011	June 30, 2012	June 25, 2011
Net income	$1,623,325	$859,884	$3,344,918	$2,266,066
Change in fair value of interest rate swaps (net of tax)	(16,855)	(56,974)	8,855	(14,782)
Comprehensive income	$1,606,470	$802,910	$3,353,773	$2,251,284

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVENTURE FOODS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended
	June 30, 2012	June 25, 2011

Cash flows from operating activities:
Net income	$3,344,918	$2,266,066
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,277,574	2,184,203
Amortization	31,701	33,048
Provision for bad debts	(7,081)	23,583
Deferred income taxes	282,579	70,446
Excess income tax benefit from exercise of stock options	(103,679)	—
Share-based compensation expense	584,077	545,210
Loss on disposition of equipment	3,156	2,570
Change in operating assets and liabilities:
Accounts receivable	477,700	(5,302,755)
Inventories	5,941,769	(3,440,962)
Other assets and liabilities	767,556	700,370
Accounts payable and accrued liabilities	(2,844,128)	6,470,070
Net cash provided by operating activities	10,756,142	3,551,849

Cash flows from investing activities:
Purchase of equipment	(4,650,819)	(6,564,931)
Net cash used in investing activities	(4,650,819)	(6,564,931)

Cash flows from financing activities:
Net (repayments) borrowings on line of credit	(4,155,758)	4,066,264
Proceeds from exercise of stock options	81,200	73,680
Payments made on capital lease obligations	(254,856)	(249,823)
Proceeds from capital lease financing	—	139,130
Payments made on long-term debt	(1,945,028)	(600,248)
Excess income tax benefit from exercise of stock options	103,679	—
Payment of payroll taxes on stock-based compensation through shares withheld	(25,949)	—
Net cash (used in) provided by financing activities	(6,196,712)	3,429,003
Net (decrease) increase in cash and cash equivalents	(91,389)	415,921
Cash and cash equivalents at beginning of period	664,488	980,547
Cash and cash equivalents at end of period	$573,099	$1,396,468

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$442,415	$424,130
Cash paid during the period for income taxes	953,384	1,288,215

Supplemental disclosures of non-cash investing and financing transactions:
Capital lease obligations incurred for the acquisition of property and equipment	$—	$68,000

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

The Company was formed in 1995 as a holding company to acquire a potato chip manufacturing and distribution business, which had been founded by Donald and James Poore in 1986.  In December 1996, we completed an initial public offering of our Common Stock.  In November 1998, we acquired the business and certain assets (including the Bob’s Texas Style® potato chip brand) of Tejas Snacks, L.P. (“Tejas”), a Texas-based potato chip manufacturer.  In October 1999, we acquired Wabash Foods, LLC (“Wabash”) including the Tato Skins®, O’Boisies®, and Pizzarias® trademarks and the Bluffton, Indiana manufacturing operation and assumed all of Wabash Foods’ liabilities.  In June 2000, we acquired Boulder Natural Foods, Inc. (“Boulder”) and the Boulder CanyonTM brand of natural potato chips.  We changed our name from Poore Brothers, Inc. to The Inventure Group, Inc. on May 23, 2006.  In May 2007, we acquired Rader Farms, Inc., including a farming operation and a berry processing facility in Lynden, Washington.  In May 2010, we changed our name from The Inventure Group, Inc. to Inventure Foods, Inc.

Our goal is to build a rapidly growing specialty brand company that specializes in evolving consumer eating habits in two primary product segments: 1) Healthy/Natural Food Products 2) Indulgent Specialty Snack Food Brands.  We sell our products nationally through a number of channels including: Grocery, Natural, Mass, Drug, Club, Vending, Food Service, Convenience Stores and International.

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

Our fiscal year ends on the last Saturday occurring in the month of December of each calendar year.  Accordingly, the second quarter of 2012 commenced April 1, 2012 and ended June 30, 2012.

Basis of Presentation

The consolidated financial statements include the accounts of Inventure Foods, Inc. and all of our wholly owned subsidiaries.  All significant intercompany amounts and transactions have been eliminated.  The financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all the information and footnotes required by accounting principles generally accepted in the United States of America.  In the opinion of management, the condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary in order to make the consolidated financial statements not misleading.  A description of our accounting policies and other financial information is included in the audited financial statements filed with our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.  The results of operations for the quarter and six months ended June 30, 2012 are not necessarily indicative of the results expected for the full year.

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

At June 30, 2012 and December 31, 2011, the carrying value of cash, accounts receivable, accounts payable and accrued liabilities approximate fair values since they are short-term in nature.  The carrying value of the long-term debt approximates fair-value based on the borrowing rates currently available to us for long-term borrowings with similar terms.

		June 30, 2012		December 31, 2011
Balance Sheet Classification		Interest Rate Swaps	Non-qualified Deferred Compensation Plan Investments	Interest Rate Swaps	Non-qualified Deferred Compensation Plan Investments
Interest rate swaps	Level 1	$—	$—	$—	$—
	Level 2	(829,119)	—	(843,635)	—
	Level 3	—	—	—	—
		$(829,119)	$—	$(843,635)	$—

Other assets	Level 1	$—	$383,983	$—	$384,778
	Level 2	—	—	—	—
	Level 3	—	—	—	—
		$—	$383,983	$—	$384,778

Considerable judgment is required in interpreting market data to develop the estimate of fair value of our derivative instruments.  Accordingly, the estimate may not be indicative of the amounts that we could realize in a current market exchange.  The use of different market assumptions or valuation methodologies could have a material effect on the estimated fair value amounts.

Income taxes

Our effective tax rate for the three months ended June 30, 2012 and June 25, 2011 was 38.1% and 36.5%, respectively.  The change in the effective rate is due to slightly smaller benefits of the domestic production activity deductions, research credits and other items, along with lesser tax-effected equity compensation costs.  For the quarters ended June 30, 2012 and June 25, 2011 our provision for income taxes was $1.0 million and $0.5 million, respectively.

Our effective tax rate for the six months ended June 30, 2012 and June 25, 2011 was 36.1% and 36.3%, respectively.  The change in the effective rate is due to a slightly higher state tax rate offset with a slightly larger benefit of the domestic production activity deductions and lesser tax-effected equity compensation costs.  For the quarters ended June 30, 2012 and June 25, 2011 our provision for income taxes was $1.9 million and $1.3 million, respectively.

Earnings Per Common Share

Basic earnings per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period.  Diluted earnings per share is calculated by including all dilutive common shares such as stock options and restricted stock.  Options to purchase 256,169 and 282,038 shares of our Common Stock were excluded from the computation of diluted earnings per share for the quarter and six months ending June 30, 2012, respectively.  Options to purchase 214,500 shares of our Common Stock were excluded from the computation of diluted earnings per share for both the quarter and six months ending June 25, 2011.  These exclusions were made because the options’ exercise prices were greater than the average market price of our common stock for those periods.  Exercises of outstanding stock options or warrants are assumed to occur for purposes of calculating diluted earnings per share for periods in which their effect would not be anti-dilutive.  Earnings per common share was computed as follows for the quarter and six months ended June 30, 2012 and June 25, 2011:

	Quarter Ended		Six Months Ended
	June 30, 2012	June 25, 2011	June 30, 2012	June 25, 2011
Basic Earnings Per Share:
Net income	$1,623,325	$859,884	$3,344,918	$2,266,066
Weighted average number of common shares	18,898,698	18,067,391	18,590,217	18,039,030
Earnings per common share	$0.09	$0.05	$0.18	$0.13

Diluted Earnings Per Share:
Net income	$1,623,325	$859,884	$3,344,918	$2,266,066
Weighted average number of common shares	18,898,698	18,067,391	18,590,217	18,039,030
Incremental shares from assumed conversions of stock options and non- vested shares of restricted stock	656,739	651,812	869,889	653,502
Adjusted weighted average number of common shares	19,555,437	18,719,203	19,460,106	18,692,532
Earnings per common share	$0.08	$0.05	$0.17	$0.12

Stock Options and Stock-Based Compensation

Stock options and other stock based compensation awards expense are adjusted for estimated forfeitures and are recognized on a straight-line basis over the requisite service period of the award, which is currently five to ten years for stock options, and one to three years for restricted stock.  We estimate future forfeiture rates based on our historical experience.

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

2.                                      Inventories

Inventories consisted of the following:

	June 30,	December 31,
	2012	2011
Finished goods	$8,760,654	$8,140,118
Raw materials	16,979,658	23,541,962
	$25,740,312	$31,682,080

3.                                      Goodwill, Trademarks and Other Intangibles

Goodwill, trademarks and other intangibles, net consisted of the following:

	Estimated Useful Life	June 30, 2012	December 31, 2011
Goodwill:
Inventure Foods, Inc.		$5,986,252	$5,986,252
Rader Farms, Inc.		5,629,973	5,629,973

Total Goodwill		$11,616,225	$11,616,225

Trademarks:
Inventure Foods, Inc.		$895,659	895,659
Rader Farms, Inc.		1,070,000	1,070,000

Other intangibles:
Rader - Covenant-not-to-compete, gross carrying amount	5 years	160,000	160,000
Rader - Covenant-not-to-compete, accum. Amortization		(160,000)	(146,685)
Rader - Customer relationship, gross carrying amount	10 years	100,000	100,000
Rader - Customer relationship, accum. amortization		(50,812)	(45,814)

Total Trademarks and other intangibles, net		$2,014,847	$2,033,160

Amortization expense related to these intangibles was $7,813 and $18,313 for the quarter and six months ended June 30, 2012 respectively, and $10,500 and $21,000 for the quarter and six months ended June 25, 2011, respectively.

Goodwill and trademarks are reviewed for impairment annually in the fourth fiscal quarter, or more frequently if impairment indicators arise.  We believe the carrying values of our intangible assets are appropriate as of June 30, 2012.

4.                                      Accrued Liabilities

Accrued liabilities consisted of the following:

	June 30, 2012	December 31, 2011
Accrued payroll and payroll taxes	$1,850,407	$1,015,434
Accrued royalties and commissions	1,177,638	1,004,419
Accrued advertising and promotion	2,948,920	2,122,023
Accrued berry purchase payments	386,334	4,294,877
Accrued other	1,927,937	1,095,189
	$8,291,236	$9,531,942

5.                                      Long-Term Debt

Long-term debt consisted of the following:

	June 30,	December 31,
	2012	2011
Mortgage loan due monthly through July, 2012; interest at 9.03%; collateralized by land and building in Goodyear, AZ	$—	$1,372,989
Mortgage loan due monthly through December, 2016; interest rate at 30 day LIBOR plus 165 basis points, fixed through a swap agreement to 6.85%; collateralized by land and building in Bluffton, IN	2,040,188	2,078,710
Equipment term loan due monthly through May, 2014; interest at LIBOR plus 165 basis points; collateralized by equipment at Rader Farms in Lynden, WA	1,714,286	2,142,857
Real Estate term loan due monthly through July, 2017; interest at LIBOR plus 165 basis points; fixed through a swap agreement to 4.28%; secured by a leasehold interest in the real property in Lynden, WA	3,133,044	3,236,533
Capital Lease Obligations, primarily due September 2017	2,532,718	2,787,573
Office Equipment leases due June 2012	—	1,458
	9,420,236	11,620,120
Less current portion of long-term debt	(1,661,487)	(3,025,011)
Long-term debt, less current portion	$7,758,749	$8,595,109

To fund the acquisition of Rader Farms, we entered into a Loan Agreement (the “Loan Agreement”) with U.S. Bank.  Each of our subsidiaries is a guarantor of the Loan Agreement, which is secured by a pledge of all of the assets of our consolidated group.  The borrowing capacity available to us under the Loan Agreement consists of notes representing:

•                  a $25.0 million revolving line of credit maturing on July 30, 2014; $11.0 million was outstanding at June 30, 2012.  Based on eligible assets, there was $10.9 million of borrowing availability under the line of credit at June 30, 2012.  All borrowings under the revolving line of credit will bear interest at either (i) the prime rate of interest announced by U.S. Bank from time to time or (ii) LIBOR, plus the LIBOR Rate Margin (as defined in the revolving credit facility note as adjusted).

•                  Equipment term loan due May 2014 noted above.

•                  Real estate term loan due July 2017 noted above.

As is customary in such financings, U.S. Bank may terminate its commitments and accelerate the repayment of amounts outstanding and exercise other remedies upon the occurrence of an event of default (as defined in the Loan Agreement), subject, in certain instances, to the expiration of an applicable cure period.  The agreement, as modified, requires us to maintain compliance with certain financial covenants, including a minimum fixed charge coverage ratio and a leverage ratio.  At June 30, 2012, we were in compliance with all of the financial covenants.

During the quarter ended June 30, 2012 we paid down the remaining balance of $1.3 million on the maturing mortgage loan on the Goodyear facility, funded with working capital.

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

We entered into an interest rate swap in 2006 to convert the interest rate of the mortgage to purchase the Bluffton, Indiana plant from the contractual rate of 30 day LIBOR plus 165 basis points to a fixed rate of 6.85%.  The swap has a fixed pay-rate of 6.85% and a notional amount of approximately $2.0 million at June 30, 2012 and expires in December 2016.  The interest rate swap had fair value of $374,298 at June 30, 2012, which is recorded as a liability on the accompanying consolidated balance sheet.  The swap value was determined in accordance with the fair value measurement guidance discussed earlier using Level 2 observable inputs and approximates the loss that would have been realized if the contract had been settled on June 30, 2012.

We entered into another interest rate swap in January 2008 to effectively convert the interest rate on the real estate term loan to a fixed rate of 4.28%.  The interest rate swap is structured with decreasing notional amounts to match the expected pay down of the debt.  The notional value of the swap at June 30, 2012 was $3.1 million.  The interest rate swap is accounted for as a cash flow hedge derivative and expires in July 2017.  The interest rate swap had fair value of $454,821 at June 30, 2012, which is recorded as a liability on the accompanying consolidated balance sheet.  This value was determined in accordance with the fair value measurement guidance discussed earlier using Level 2 observable inputs and approximates the loss that would have been realized if the contract had been settled on June 30, 2012.

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

	Snack Products	Frozen Products	Consolidated
Quarter ended June 30, 2012
Net revenues from external customers	$24,821,600	$23,194,132	$48,015,732
Depreciation and amortization included in segment gross profit	501,391	216,519	717,910
Segment gross profit	5,393,539	3,810,265	9,203,804
Goodwill	5,986,252	5,629,973	11,616,225

Quarter ended June 25, 2011
Net revenues from external customers	$24,920,265	$18,689,071	$43,609,336
Depreciation and amortization included in segment gross profit	440,316	210,823	651,139
Segment gross profit	5,236,241	2,861,312	8,097,553
Goodwill	5,986,252	5,629,973	11,616,225

Six months ended June 30, 2012
Net revenues from external customers	$49,030,558	$46,005,238	$95,035,796
Depreciation and amortization included in segment gross profit	990,591	432,982	1,423,573
Segment gross profit	10,488,350	8,060,080	18,548,430
Goodwill	5,986,252	5,629,973	11,616,225

Six months ended June 25, 2011
Net revenues from external customers	$46,663,310	$33,586,708	$80,250,018
Depreciation and amortization included in segment gross profit	854,145	417,769	1,271,914
Segment gross profit	9,612,468	6,415,581	16,028,049
Goodwill	5,986,252	5,629,973	11,616,225

The following table reconciles reportable segment gross profit to our consolidated income before income tax provision for the quarters and six months ended June 30, 2012 and June 25, 2011:

	Quarter Ended		Six Months Ended
	June 30, 2012	June 25, 2011	June 30, 2012	June 25, 2011
Segment gross profit	$9,203,804	$8,097,553	$18,548,430	$16,028,049
Unallocated amounts:
Selling, general and administrative expenses	(6,378,918)	(6,544,826)	(12,879,360)	(12,054,085)
Interest expense, net	(203,858)	(199,021)	(434,224)	(417,731)
Income before income tax provision	$2,621,028	$1,353,706	$5,234,846	$3,556,233

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

Restricted share activity for the six months ending June 30, 2012 was as follows:

	Number	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2011	405,667	$3.62
Granted	177,437	6.49
Vested	(63,667)	3.30
Forfeited	—	—
Nonvested at June 30, 2012	519,437	$4.64

During the six months ended June 30, 2012 and June 25, 2011, we recorded total share-based compensation expense from restricted stock of $0.1 million and $0.2 million, respectively.  As of June 30, 2012 the total unrecognized costs related to non-vested restricted stock awards granted was $1.4 million, which is expected to be recognized over a weighted average period of 1.35 years.  This expected compensation expense does not reflect any new awards, or modifications to existing awards, that could occur in the future.

The following table summarizes stock option activity during the six months ended June 30, 2012:

	Options Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value (in-the-money options)	Weighted Average Remaining Contractual Life (in years)
Outstanding at January 1, 2012	1,786,500	$2.52
Granted	197,500	6.55
Exercised	(333,700)	2.44
Forfeited or expired	(129,900)	2.80
Outstanding at June 30, 2012	1,520,400	$3.05	$4,990,998	6.04

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on our closing stock price of $6.30 as of June 30, 2012, which would have been received by the option holders had all option holders exercised options and sold the underlying shares on that date.

During the six months ended June 30, 2012 and June 25, 2011, we recorded total share-based compensation expense from stock options of $0.5 million and $0.3 million, respectively.  As of June 30, 2012 the total unrecognized costs related to non-vested stock option awards granted was $1.5 million, which is expected to be recognized over a weighted average period of 3.05 years.  This expected compensation expense does not reflect any new awards, or modifications to existing awards, that could occur in the future.

The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the quarters and six months ended:

	Quarter Ended		Six Months Ended
	June 30, 2012	June 25, 2011	June 30, 2012	June 25, 2011
Expected dividend yield (%)	0	0	0	0
Expected volatility (%)	56	58	56-58	58
Risk-free interest rate (%)	1.7	3.2	1.7 - 3.5	3.2 - 3.5
Expected life (years)	5.5-6.5	6.5	5.5-6.5	6.5

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

Issuer Purchases of Equity Securities

The Company’s Board of Directors approved a stock re-purchase program that was publically announced on Form 8-K filed with the SEC on June 21, 2011 whereby up to $3 million of common stock could be purchased from time to time at the discretion of management (the “2011 program”).  Repurchased shares under such a program are generally held as treasury stock and are available for general corporate purposes unless and until such shares are retired by the Board.  The 2011 program expired on June 20, 2012.  No shares were repurchased under the 2011 program.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q, including all documents incorporated by reference, includes “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, and Inventure Foods, Inc. desires to take advantage of the “safe harbor” provisions thereof.  Therefore, we are including this statement for the express purpose of availing itself of the protections of the safe harbor with respect to all of such forward-looking statements. In this Quarterly Report on Form 10-Q, the words “anticipates,” “believes,” “expects,” “intends,” “estimates,” “projects,” “will likely result,” “will continue,” “future” and similar terms and expressions identify forward-looking statements. The forward-looking statements in this Quarterly Report on Form 10-Q reflect our current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, including without limitation general economic conditions, increases in cost or availability of ingredients, packaging, energy and employees, price competition and industry consolidation, ability to execute strategic initiatives, product recalls or safety concerns, disruptions of supply chain or information technology systems, customer acceptance of new products and changes in consumer preferences, food industry and regulatory factors, interest rate risks, dependence upon major customers, dependence upon existing and future license agreements, the possibility that we will need additional financing due to future operating losses or in order to implement our business strategy, acquisition-related risks, volatility of the market price of the our common stock, par value $.01 per share, and those other risks and uncertainties discussed herein, that could cause actual results to differ materially from historical results or those anticipated.  In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this Quarterly Report on Form 10-Q will in fact transpire or prove to be accurate.  Readers are cautioned to consider the specific risk factors described herein and in “Risk Factors” in the our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 and any subsequent Form 10-Q, and not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof.  We undertake no obligation to update or publicly revise any forward-looking statement whether as a result of new information, future developments or otherwise.  All subsequent written or oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by this paragraph.

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

Quarter ended June  30, 2012 compared to the quarter ended June 25, 2011

	2012		2011		Difference
(dollars in millions)	$	% of Rev	$	% of Rev	$	%
Net revenues	$48.0	100.0%	$43.6	100.0%	$4.4	10.1%
Cost of revenues	38.8	80.8	35.5	81.4	3.3	9.3
Gross profit	9.2	19.2	8.1	18.6	1.1	13.7
Selling, general and administrative expenses	6.4	13.3	6.5	15.0	(0.1)	(2.5)
Operating income	2.8	5.9	1.6	3.6	1.2	81.9
Interest expense, net	0.2	0.4	0.2	0.5	0.0	2.4
Income before income taxes	2.6	5.5	1.4	3.1	1.2	93.6
Income tax provision	1.0	2.1	0.5	1.1	0.5	102.0
Net income	$1.6	3.0%	$0.9	2.0%	$0.7	88.8%

Quarter ended June 30, 2012 compared to the quarter ended June 25, 2011

Net revenues increased 10.1%, or $4.4 million, to $48.0 million for the quarter ended June 30, 2012 compared with net revenues of $43.6 million for the second quarter in 2011.  Snack products segment net revenues were relatively flat during the quarter at $24.8 million, compared to $24.9 from prior year.  T.G.I. Friday’s® and Boulder Canyon™ Natural Foods net revenues were down 1.7% and 1.8%, respectively, offset by an increase of 10.8% in premium private label sales.  Boulder Canyon™ sales were impacted by competitive pricing pressure, timing of promotion events and planned transitions in package size during the quarter.  During the second quarter of the prior year ,T.G.I. Fridays® sales benefited from higher volume in anticipation of a planned price increase, which affected comparative sales growth in the current quarter.  Frozen products segment net revenues were $23.2 million, an increase of $4.5 million or 24.1%.  The frozen products segment revenue increase was driven by favorable competitive pricing relative to other berries, continued category growth and new distribution.  Jamba® net revenues for the quarter were $3.5 million which was down versus the prior year as we did not repeat a coupon event at a major warehouse retailer.  Excluding Jamba® net revenues, frozen products segment net revenues were up 58.8% for the quarter.

Gross profit for the quarter increased $1.1 million or 13.7% to $9.2 million, and increased as a percentage of net revenues to 19.2% for the quarter ended June 30, 2012 as compared to 18.6% in the second quarter of 2011.  Snack products segment gross profit of $5.4 million increased $0.2 million or 3.0% and increased as a percentage of net revenues to 21.7% as compared to 21.0% in 2011.  This increase in gross margin was primarily due to improved plant performance in the Snack segment.  The frozen products segment gross profit of $3.8 million was up $1.0 million or 33.2%, and increased as a percentage of net revenues to 16.4% from 15.3%.  This increase in gross profit dollars and net revenue percentages for the quarter are primarily attributable to favorable product mix.

Selling, general and administrative (“SG&A”) expenses were $6.4 million or 13.3% of net revenues for the quarter ended June 30, 2012, a decrease of $0.1 million and down 170 percentage points from 15.0% of net revenues compared to the second quarter of 2011.  The decrease in SG&A expenses was primarily driven by decreased marketing and sampling expenses related to prior year’s national Jamba® coupon event at a major warehouse retailer.

The income tax provision of $1.0 million is $0.5 million higher than the income tax provision of $0.5 million in the second quarter of 2011.  Our effective tax rate for the three months ended June 30, 2012 and June 25, 2011 was 38.1% and 36.5%, respectively.  The change in the effective rate is due to slightly smaller benefits of the domestic production activity deductions, research credits and other items, along with lesser tax-effected equity compensation costs.

Consolidated net income for the quarter ended June 30, 2012 was $1.6 million, representing a $0.7 million or 88.8% increase when compared to $0.9 million for the prior year quarter as a result of the factors discussed above.  The net income for the second quarter of 2012 equated to $0.09 per basic share and $0.08 fully diluted share, compared with $0.05 per basic share and fully diluted share in the second quarter of 2011.

Six months ended June 30, 2012 compared to the six months ended June 25, 2011

	2012		2011		Difference
(dollars in millions)	$	% of Rev	$	% of Rev	$	%
Net revenues	$95.0	100.0%	$80.2	100.0%	$14.8	18.4%
Cost of revenues	76.5	80.5	64.2	80.0	12.3	19.1
Gross profit	18.5	19.5	16.0	20.0	2.5	15.7
Selling, general and administrative expenses	12.9	13.5	12.0	15.0	0.9	6.8
Operating income	5.6	6.0	4.0	5.0	1.6	42.7
Interest expense, net	0.4	0.5	0.4	0.5	0.0	3.9
Income before income taxes	5.2	5.5	3.6	4.4	1.6	47.2
Income tax provision	1.9	2.0	1.3	1.6	0.6	46.5
Net income	$3.3	3.5%	$2.3	2.8%	$1.0	47.6%

Six months ended June 30, 2012 compared to the six months ended June 25, 2011

For the six months ended June 30, 2012 net revenues increased $14.8 million or 18.4% to $95.0 million compared to $80.2 million in the first half of the previous year.  Snack product segment net revenues were $49.0 million, up 5.1% over last year’s first half net revenues, led by growth in our T.G.I. Fridays®, Boulder Canyon™ and private label products.  Frozen product segment net revenues were $46.0 million, up 37.0% over last year’s first half net revenues.  The frozen products segment increase was primarily driven by increased volume and new distribution of fruit sales.  Jamba® Smoothies totaled $7.0 million in net revenues for the first half of 2012 which was down versus the prior year as we did not repeat a coupon event at a major warehouse retailer.  Excluding Jamba® net revenues, the frozen products segment net revenue was up 54.7% for the first half of 2012.

Gross profit for the six months ended June 30, 2012 was $18.5 million, or 19.5% of net revenues, compared to $16.0 million, or 20.0% of net revenues, for the prior year.  Snack products segment gross profit of $10.5 million increased $0.9 million or 9.1% and increased as a percentage of net revenues to 21.4% as compared to 20.6% in 2011.  Snack products segment gross profit growth for the first half was driven primarily by strong volumes in our more profitable brands and improved plant performance.  The frozen products segment gross profit of $8.1 million was up $1.6 million or 25.6%, and decreased as a percentage of net revenues to 17.5% from 19.1%.  The decrease in gross margin for the first half was primarily attributable to our increased spending on trade promotion, slotting fees, and coupon expense supporting the Jamba® brand, partially offset by favorable product mix.

Selling, general and administrative expenses increased to $12.9 million for the first half of 2012, up $0.9 million from the prior year.  Selling, general and administrative expenses were 13.5% of total net revenues for the first half of 2012.  The increase is a result of additional promotional support of our Jamba® and Boulder Canyon™ products, including demonstration and marketing expenses, as well as increased additional sales and marketing personnel supporting the Jamba® and Boulder™ brands.

The income tax provision of $1.9 million is $0.6 million higher than the $1.3 million of tax provision in the first half of 2011.  Our effective tax rate for the six months ended June 30, 2012 and June 25, 2011 was 36.1% and 36.3%, respectively.

Consolidated net income for the first half ended June 30, 2012 was $3.3 million, representing a $1.0 million or 47.6% increase when compared to $2.3 million for the first half of 2011, as a result of the factors discussed above.  The net income for the first half of 2012 equated to $0.18 per basic share and $0.17 per fully diluted share, compared with $0.13 per basic share and $0.12 per fully diluted share in the first half of 2011.

Liquidity and Capital Resources

Liquidity represents our ability to generate sufficient cash flows from operating activities to satisfy obligations as well as our ability to obtain appropriate financing.  Therefore, liquidity cannot be considered separately from capital resources that consist primarily of current and potentially available funds for use in achieving our objectives.  Currently, our liquidity needs arise primarily from working capital requirements, capital expenditures, and debt repayment.  Sufficient liquidity is expected to be available to enable us to meet these demands.  Net working capital was $19.8 million (a current ratio of 1.9:1) and $22.9 million (a current ratio of 1.8:1) at June 30, 2012 and December 30, 2011, respectively.

Operating Cash Flows

Net cash provided by operating activities was $10.8 million for the six months ended June 30, 2012 and $3.6 million for the six months ended June 25, 2011. The overall $7.2 million increase was primarily a result of less cash used to build inventory in the first six months of 2012, which resulted in an increase of $5.9 million, compared to a decrease of $3.4 million in the same period in 2011, and attributable to our net revenue growth.  The $9.4 million year-over-year increase in inventory was the primary driver of the $9.3 million year-over-year decrease in accounts payable and accrued liabilities.

Investing Cash Flows

Net cash used in investing activities, all representing capital expenditures, was $4.7 million in the first six months of 2012 compared to $6.6 million in the first six months of 2011.  Capital expenditures of $4.7 million in 2012 relate to the purchase of manufacturing equipment of $3.9 million, primarily at our Lynden facility, $0.5 million in furniture and office equipment and $0.3 million of building improvements.  Capital expenditures of $6.6 million in 2011 relate to the purchase of manufacturing equipment of $5.1 million, primarily at our Goodyear facility for new kettles and packaging, $0.9 million of building improvements, and $0.6 million in furniture and office equipment.  During the full year 2012, we plan to spend approximately $6.0 million in capital expenditures, primarily at our manufacturing facilities.  Capital expenditures are funded primarily by net cash flow from operating activities, cash on hand, and available credit from our credit facility.

Financing Cash Flows

Net cash used in financing activities for the first six months of 2012 was $6.2 million compared to net cash provided of $3.4 million in the first six months of 2011.  The $9.6 million increase in net cash used in financing activities was primarily a result of debt repayments including a $1.3 million payment on the maturing mortgage loan on the Goodyear facility.

Debt and Capital Resources

At June 30, 2012, there was $10.9 million of borrowing availability under the revolving line of credit in our Loan Agreement with U.S. Bank.  As is customary in such financings, U.S. Bank may terminate its commitments and accelerate the repayment of amounts outstanding and exercise other remedies upon the occurrence of an event of default (as defined in the Loan Agreement), subject, in certain instances, to the expiration of an applicable cure period.  The agreement requires us to maintain compliance with certain financial covenants, including a minimum tangible net worth, a minimum fixed charge coverage ratio and a leverage ratio.  At June 30, 2012, we were in compliance with all of the financial covenants.  See Footnote 5 to our Financial Statements “Long-Term Debt.”

Outlook

We believe that our current financing arrangement with U.S. Bank will provide adequate ability to finance future capital expenditures.  During the full year 2012, we plan to spend approximately $6.0 million in capital expenditures, funded through working capital and various purchase or leasing arrangements.  Our plans are not expected to materially affect our financial ratios or liquidity.  In connection with the implementation of the our business strategy, we may incur operating losses in the future and may require future debt or equity financings (particularly in connection with future strategic acquisitions, new brand introductions or capital expenditures).  Expenditures relating to acquisition-related integration costs, market and territory expansion and new product development and introduction may adversely affect promotional and operating expenses and consequently may adversely affect operating and net income.  These types of expenditures are expensed for accounting purposes as incurred, while revenue generated from the result of such expansion or new products may benefit future periods.  Management believes that we will generate positive cash flow from operations during the next twelve months, which, along with our existing working capital and borrowing facilities, will enable us to meet our operating cash requirements for the next twelve months.  The belief is based on current operating plans and certain assumptions, including those relating to our future revenue levels and expenditures, industry and general economic conditions and other conditions.  For instance, if current general economic conditions continue or worsen, we believe that our sales forecasts may prove to be less reliable than they have in the past as consumers may change their buying habits with respect to snack food products.  Unexpected price increases for commodities used in our snack products, or adverse weather conditions affecting our Rader Farms crop yield could also impact our financial condition.  If any of these factors change, we may require future debt or equity financings to meet our business requirements.  Any required financings may not be available or, if available, may not be on terms attractive to us.

Interest Rate Swaps

See Footnote 5 “Long-Term Debt” in the Company’s “Notes to Unaudited Condensed Consolidated Financial Statements” for detail regarding our interest rate swaps.

Contractual Obligations

Our future contractual obligations consist principally of long-term debt, operating leases, minimum commitments regarding third party warehouse operations services, remaining minimum royalty payments due licensors pursuant to brand licensing agreements and severance charges to terminated executives.  As of June 30, 2012 there have been no material changes to our contractual obligations since our December 31, 2011 fiscal year end, other than scheduled payments.

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

Part II.       Other Information

Item 1.         Legal Proceedings

For a discussion of legal proceedings, see Note 6 to the Consolidated Financial Statements in Part I, Item 1 of this report.

Item 1A. Risk Factors

During the quarter and six months ended June 30, 2012, there were no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

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

Dated:	August 9, 2012	INVENTURE FOODS, INC.

		By:	/s/ Terry McDaniel
Terry McDaniel
Chief Executive Officer
(Principal Executive Officer)