Form 10-Q
period 2012-09-29
INVENTURE FOODS, INC.
filed 2012-11-09
CIK 944508

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 29, 2012

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 19,037,991 as of October 31, 2012.

INVENTURE FOODS, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

Three Months Ended September 29, 2012

INVENTURE FOODS, INC. AND SUBSIDIARIES

FORWARD LOOKING INFORMATION

This Quarterly Report on Form 10-Q, including all documents incorporated by reference, includes “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, and Inventure Foods, Inc. desires to take advantage of the “safe harbor” provisions thereof.  Therefore, we are including this statement for the express purpose of availing itself of the protections of the safe harbor with respect to all of such forward-looking statements.  In this Quarterly Report on Form 10-Q, the words “anticipates,” “believes,” “expects,” “intends,” “estimates,” “projects,” “will likely result,” “will continue,” “future” and similar terms and expressions identify forward-looking statements.  The forward-looking statements in this Quarterly Report on Form 10-Q reflect our current views with respect to future events and financial performance.  These forward-looking statements are subject to certain risks and uncertainties, including without limitation general economic conditions, increases in cost or availability of ingredients, packaging, energy and employees, price competition and industry consolidation, ability to execute strategic initiatives, product recalls or safety concerns, disruptions of supply chain or information technology systems, customer acceptance of new products and changes in consumer preferences, food industry and regulatory factors, interest rate risks, dependence upon major customers, dependence upon existing and future license agreements, the possibility that we will need additional financing due to future operating losses or in order to implement our business strategy, acquisition and divestiture-related risks, volatility of the market price of the our common stock, par value $.01 per share, and those other risks and uncertainties discussed herein, that could cause actual results to differ materially from historical results or those anticipated.  In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this Quarterly Report on Form 10-Q will in fact transpire or prove to be accurate.  Readers are cautioned to consider the specific risk factors described herein and in “Risk Factors” in the our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 and any subsequent Form 10-Q, and not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof.  We undertake no obligation to update or publicly revise any forward-looking statement whether as a result of new information, future developments or otherwise.  All subsequent written or oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by this paragraph.

PART I.                 FINANCIAL INFORMATION

Item 1.                   Financial Statements

INVENTURE FOODS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	September 29,	December 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$592,337	$664,488
Accounts receivable, net of allowance for doubtful accounts of $208,632 in 2012 and $219,806 in 2011	18,684,950	15,741,758
Inventories	28,129,169	31,682,080
Deferred income tax asset	929,594	766,805
Other current assets	528,891	1,526,818
Total current assets	48,864,941	50,381,949

Property and equipment, net	34,982,983	33,182,331
Goodwill	11,616,225	11,616,225
Trademarks and other intangibles, net	2,012,348	2,033,160
Other assets	766,667	761,258
Total assets	$98,243,164	$97,974,923

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,564,698	$14,891,297
Accrued liabilities	11,268,032	9,531,942
Current portion of long-term debt	1,666,902	3,025,011
Total current liabilities	24,499,632	27,448,250

Long-term debt, less current portion	7,339,757	8,595,109
Line of credit	13,439,799	15,183,910
Deferred income tax liability	3,541,202	3,550,560
Interest rate swaps	820,621	843,635
Other liabilities	861,018	743,909
Total liabilities	50,502,029	56,365,373

Commitments and contingencies (Note 6)

Shareholders’ equity:
Common stock, $.01 par value; 50,000,000 shares authorized; 19,037,991 and 18,631,133 shares issued and outstanding at September 29, 2012 and December 31, 2011	194,060	186,312
Additional paid-in capital	28,701,019	27,675,786
Accumulated other comprehensive loss	(410,987)	(425,025)
Retained earnings	19,728,238	14,643,672
	48,212,330	42,080,745
Less: treasury stock, at cost: 367,957 shares at September 29, 2012 and December 31, 2011	(471,195)	(471,195)
Total shareholders’ equity	47,741,135	41,609,550
Total liabilities and shareholders’ equity	$98,243,164	$97,974,923

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVENTURE FOODS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	Quarter Ended		Nine Months Ended
	September 29,	September 24,	September 29,	September 24,
	2012	2011	2012	2011
Net revenues	$46,601,332	$37,518,334	$141,637,128	$117,768,352
Cost of revenues	37,130,029	31,111,745	113,617,395	95,333,715
Gross profit	9,471,303	6,406,589	28,019,733	22,434,637
Selling, general and administrative expenses	6,534,955	6,615,271	19,414,315	18,669,356
Operating income (loss)	2,936,348	(208,682)	8,605,418	3,765,281
Interest expense, net	178,905	227,316	613,129	645,047
Income (loss) before income tax provision	2,757,443	(435,998)	7,992,289	3,120,234
Income tax provision (benefit)	1,017,795	(245,186)	2,907,723	1,044,980
Net income (loss)	$1,739,648	$(190,812)	$5,084,566	$2,075,254

Earnings (loss) per common share:
Basic	$0.09	$(0.01)	$0.27	$0.11
Diluted	$0.09	$(0.01)	$0.26	$0.11

Weighted average number of common shares:
Basic	19,030,959	18,139,674	18,737,131	18,072,579
Diluted	19,689,985	18,139,674	19,536,732	18,732,535

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVENTURE FOODS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	Quarter Ended		Nine Months Ended
	September 29, 2012	September 24, 2011	September 29, 2012	September 24, 2011
Net income (loss)	$1,739,648	$(190,812)	$5,084,566	$2,075,254
Change in fair value of interest rate swaps, net of tax	5,183	(115,077)	14,038	(129,859)
Comprehensive income (loss)	$1,744,831	$(305,889)	$5,098,604	$1,945,395

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVENTURE FOODS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended
	September 29, 2012	September 24, 2011

Cash flows from operating activities:
Net income	$5,084,566	$2,075,254
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,473,298	3,380,913
Amortization	20,812	50,485
Provision for bad debts	(11,174)	101,265
Deferred income taxes	(66,119)	(176,545)
Excess income tax benefit from exercise of stock options	(106,028)	—
Share-based compensation expense	871,701	768,868
(Gain) loss on disposition of equipment	(19,646)	2,570
Change in operating assets and liabilities:
Accounts receivable	(2,932,018)	(3,350,935)
Inventories	3,552,912	(14,580,657)
Other assets and liabilities	1,100,650	(426,949)
Accounts payable and accrued liabilities	(1,590,508)	12,245,267
Net cash provided by operating activities	9,378,446	89,536

Cash flows from investing activities:
Purchase of equipment	(5,254,304)	(8,584,755)
Net cash used in investing activities	(5,254,304)	(8,584,755)

Cash flows from financing activities:
Net (repayments) borrowings on line of credit	(1,744,111)	9,947,489
Proceeds from exercise of stock options	81,200	73,680
Payments made on capital lease obligations	(382,284)	(377,057)
Proceeds from capital lease financing	—	138,130
Payments made on long-term debt	(2,231,177)	(901,344)
Excess income tax benefit from exercise of stock options	106,028	—
Payment of payroll taxes on stock-based compensation through shares withheld	(25,949)	—
Net cash (used in) provided by financing activities	(4,196,293)	8,880,898
Net (decrease) increase in cash and cash equivalents	(72,151)	385,679
Cash and cash equivalents at beginning of period	664,488	980,547
Cash and cash equivalents at end of period	$592,337	$1,366,226

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$620,211	$655,561
Cash paid during the period for income taxes	1,839,254	1,665,486

Supplemental disclosures of non-cash investing and financing transactions:
Capital lease obligations incurred for the acquisition of property and equipment	$—	$68,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVENTURE FOODS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

The Company was formed in 1995 as a holding company to acquire a potato chip manufacturing and distribution business, which had been founded by Donald and James Poore in 1986.  In December 1996, we completed an initial public offering of our Common Stock.  In November 1998, we acquired the business and certain assets (including the Bob’s Texas Style® potato chip brand) of Tejas Snacks, L.P. (“Tejas”), a Texas-based potato chip manufacturer.  In October 1999, we acquired Wabash Foods, LLC (“Wabash”) including the Tato Skins®, O’Boisies®, and Pizzarias® trademarks and the Bluffton, Indiana manufacturing operation and assumed all of Wabash Foods’ liabilities.  In June 2000, we acquired Boulder Natural Foods, Inc. (“Boulder”) and the Boulder Canyon(R) brand of natural potato chips.  We changed our name from Poore Brothers, Inc. to The Inventure Group, Inc. on May 23, 2006.  In May 2007, we acquired a farming operation and a berry processing facility in Lynden, Washington from Rader Farms, Inc., a Washington Corporation.  In May 2010, we changed our name from The Inventure Group, Inc. to Inventure Foods, Inc.

Our goal is to build a rapidly growing specialty brand company that specializes in evolving consumer eating habits in two primary product segments: 1) Healthy/Natural Food Products 2) Indulgent Specialty Snack Food Brands.  We sell our products nationally through a number of channels including: Grocery, Natural, Mass, Drug, Club, Vending, Food Service, Convenience Stores and International.

In the healthy/natural portfolio, products include Rader Farms frozen berries, Boulder Canyon Natural Foods® brand kettle cooked potato chips, Jamba® branded blend-and-serve smoothie kits under license from Jamba Juice Company and private label frozen fruit and healthy/natural snacks.  In the Indulgent Specialty category, products include T.G.I. Friday’s® brand snacks under license from T.G.I. Friday’s Inc., BURGER KING™  brand snack products under license from Burger King Corporation, Nathan’s Famous® brand snack products under license from Nathan’s Famous Corporation, Vidalia® brand snack products under license from Vidalia Brands, Inc., Poore Brothers® kettle cooked potato chips, Bob’s Texas Style® kettle cooked chips, and Tato Skins® brand potato snacks.  We also manufacture private label snacks for certain grocery retail chains and distribute snack food products in Arizona that are manufactured by others.

Our frozen berry products are manufactured by our wholly-owned subsidiary Rader Farms, Inc., a Delaware Corporation (“Rader Farms”).  Rader Farms grows, processes and markets premium berry blends, raspberries, blueberries, and rhubarb and purchases marionberries, cherries, cranberries, strawberries and other fruits from a select network of fruit growers for resale.  The fruit is processed, frozen and packaged for sale and distribution to wholesale customers.  We also use third party processors for certain products.

Our snack products are manufactured at the Arizona and Indiana plants as well as some third party plants for certain products.

Our fiscal year ends on the last Saturday occurring in the month of December of each calendar year.  Accordingly, the third quarter of 2012 commenced July 1, 2012 and ended September 29, 2012.

Basis of Presentation

The consolidated financial statements include the accounts of Inventure Foods, Inc. and all of our wholly owned subsidiaries.  All significant intercompany amounts and transactions have been eliminated.  The financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all the information and footnotes required by accounting principles generally accepted in the United States of America.  In the opinion of management, the condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary in order to make the consolidated financial statements not misleading.  A description of our accounting policies and other financial information is included in the audited financial statements filed with our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.  The results of operations for the quarter and nine months ended September 29, 2012 are not necessarily indicative of the results expected for the full year.

INVENTURE FOODS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

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

At September 29, 2012 and December 31, 2011, the carrying value of cash, accounts receivable, accounts payable and accrued liabilities approximate fair values since they are short-term in nature.  The carrying value of the long-term debt approximates fair-value based on the borrowing rates currently available to us for long-term borrowings with similar terms.

		September 29, 2012		December 31, 2011
Balance Sheet Classification		Interest Rate Swaps	Non-qualified Deferred Compensation Plan Investments	Interest Rate Swaps	Non-qualified Deferred Compensation Plan Investments
Interest rate swaps	Level 1	$—	$—	$—	$—
	Level 2	(820,621)	—	(843,635)	—
	Level 3	—	—	—	—
		$(820,621)	$—	$(843,635)	$—

Other assets	Level 1	$—	$411,615	$—	$384,778
	Level 2	—	—	—	—
	Level 3	—	—	—	—
		$—	$411,615	$—	$384,778

Considerable judgment is required in interpreting market data to develop the estimate of fair value of our derivative instruments.  Accordingly, the estimate may not be indicative of the amounts that we could realize in a current market exchange.  The use of different market assumptions or valuation methodologies could have a material effect on the estimated fair value amounts.

Income taxes

Our income tax provision for the quarter ended September 29, 2012 was $1.0 million, compared to an income tax benefit of $0.2 million for the quarter ended September 24, 2011.  Our effective tax rate for the three months ended September 29, 2012 and September 24, 2011 was 36.9% and a benefit of 56.2%, respectively.  The change in the effective rate is due to slightly smaller benefits of the domestic production activity deductions, research credits and other items, along with lesser tax-effected equity compensation costs.

The income tax provision for the nine months ended September 29, 2012 was $2.9 million, compared $1.0 million for the first nine months of 2011.  Our effective tax rate for the nine months ended September 29, 2012 and September 24, 2011 was 36.4% and 33.5%, respectively.  The change in the effective rate is due an increase in non-deductible expenses, prior year true-ups and lesser benefits associated with research tax credits.

INVENTURE FOODS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

Earnings Per Common Share

Basic earnings per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period.  Diluted earnings per share is calculated by including all dilutive common shares such as stock options and restricted stock.  Options to purchase 204,700 and 259,866 shares of our Common Stock were excluded from the computation of diluted earnings per share for the quarter and nine months ended September 29, 2012, respectively.  For the quarter ended September 24, 2011, due to the net loss, basic weighted average shares outstanding were required to be utilized for diluted earnings per share.  Options to purchase 214,500 shares of our Common Stock were excluded from the computation of diluted earnings per share for the nine months ended September 24, 2011.  These exclusions were made because the options’ exercise prices were greater than the average market price of our common stock for those periods.  Exercises of outstanding stock options or warrants are assumed to occur for purposes of calculating diluted earnings per share for periods in which their effect would not be anti-dilutive.  Earnings per common share was computed as follows for the quarter and nine months ended September 29, 2012 and September 24, 2011:

	Quarter Ended		Nine Months Ended
	September 29, 2012	September 24, 2011	September 29, 2012	September 24, 2011
Basic Earnings Per Share:
Net income (loss)	$1,739,648	$(190,812)	$5,084,566	$2,075,254
Weighted average number of common shares	19,030,959	18,139,674	18,737,131	18,072,579
Earnings (loss) per common share	$0.09	$(0.01)	$0.27	$0.11

Diluted Earnings Per Share:
Net income (loss)	$1,739,648	$(190,812)	$5,084,566	$2,075,254
Weighted average number of common shares	19,030,959	18,139,674	18,737,131	18,072,579
Incremental shares from assumed conversions of stock options and non-vested shares of restricted stock	659,026	—	799,601	659,956
Adjusted weighted average number of common shares	19,689,985	18,139,674	19,536,732	18,732,535
Earnings (loss) per common share	$0.09	$(0.01)	$0.26	$0.11

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

See Note 8 “Shareholder’s Equity” for additional information.

Adoption of New Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued amendments to disclosure requirements for presentation of comprehensive income.  This guidance, effective retrospectively for the interim and annual periods beginning on or after December 15, 2011, with early adoption permitted, requires presentation of total comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  In December 2011, the FASB issued an amendment to defer the presentation on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for annual and interim financial statements.  The implementation of the amended accounting guidance did not have a material impact on our condensed consolidated financial statements.

In September 2011, the FASB issued amendments to the goodwill impairment guidance which provides an option for companies to use a qualitative approach to test goodwill for impairment if certain conditions are met.  The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted.  The implementation of the amended accounting guidance did not have a material impact on our condensed consolidated financial statements.

INVENTURE FOODS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

2.                                      Inventories

Inventories consisted of the following:

	September 29,	December 31,
	2012	2011
Finished goods	$7,666,022	$8,140,118
Raw materials	20,463,147	23,541,962
	$28,129,169	$31,682,080

3.                                      Goodwill, Trademarks and Other Intangibles

Goodwill, trademarks and other intangibles, net consisted of the following:

	Estimated Useful Life	September 29, 2012	December 31, 2011
Goodwill:
Inventure Foods, Inc.		$5,986,252	$5,986,252
Rader Farms, Inc.		5,629,973	5,629,973

Total Goodwill		$11,616,225	$11,616,225

Trademarks:
Inventure Foods, Inc.		$895,659	895,659
Rader Farms, Inc.		1,070,000	1,070,000

Other intangibles:
Rader - Covenant-not-to-compete, gross carrying amount	5 years	160,000	160,000
Rader - Covenant-not-to-compete, accum. Amortization		(160,000)	(146,685)
Rader - Customer relationship, gross carrying amount	10 years	100,000	100,000
Rader - Customer relationship, accum. amortization		(53,311)	(45,814)

Total Trademarks and other intangibles, net		$2,012,348	$2,033,160

Amortization expense related to these intangibles was $12,999 and $20,812 for the quarter and nine months ended September 29, 2012 respectively, and $10,500 and $31,500 for the quarter and nine months ended September 24, 2011, respectively.

Goodwill and trademarks are reviewed for impairment annually in the fourth fiscal quarter, or more frequently if impairment indicators arise.  We believe the carrying values of our intangible assets are appropriate as of September 29, 2012.

4.                                      Accrued Liabilities

Accrued liabilities consisted of the following:

	September 29, 2012	December 31, 2011
Accrued payroll and payroll taxes	$2,648,255	$1,015,434
Accrued royalties and commissions	1,299,915	1,004,419
Accrued advertising and promotion	2,344,095	2,122,023
Accrued berry purchase payments	3,014,279	4,294,877
Accrued other	1,961,488	1,095,189
	$11,268,032	$9,531,942

INVENTURE FOODS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

5.                                      Long-Term Debt

Long-term debt consisted of the following:

	September 29,	December 31,
	2012	2011
Mortgage loan due monthly through July, 2012; interest at 9.03%; collateralized by land and building in Goodyear, AZ	$—	$1,372,989
Mortgage loan due monthly through December, 2016; interest rate at 30 day LIBOR plus 165 basis points, fixed through a swap agreement to 6.85%; collateralized by land and building in Bluffton, IN	2,020,610	2,078,710
Equipment term loan due monthly through May, 2014; interest at LIBOR plus 165 basis points; collateralized by equipment at Rader Farms in Lynden, WA	1,500,000	2,142,857
Real Estate term loan due monthly through July, 2017; interest at LIBOR plus 165 basis points; fixed through a swap agreement to 4.28%; secured by a leasehold interest in the real property in Lynden, WA	3,080,759	3,236,533
Capital Lease Obligations, primarily due September 2017	2,405,290	2,787,573
Office Equipment leases due June 2012	—	1,458
	9,006,659	11,620,120
Less current portion of long-term debt	(1,666,902)	(3,025,011)
Long-term debt, less current portion	$7,339,757	$8,595,109

To fund the acquisition of Rader Farms, we entered into a Loan Agreement (the “Loan Agreement”) with U.S. Bank.  Each of our subsidiaries is a guarantor of the Loan Agreement, which is secured by a pledge of all of the assets of our consolidated group.  The borrowing capacity available to us under the Loan Agreement consists of notes representing:

•                   a $25.0 million revolving line of credit maturing on July 30, 2014; $13.4 million was outstanding at September 29, 2012.  Based on eligible assets, there was $10.3 million of borrowing availability under the line of credit at September 29, 2012.  All borrowings under the revolving line of credit will bear interest at either (i) the prime rate of interest announced by U.S. Bank from time to time or (ii) LIBOR, plus the LIBOR Rate Margin (as defined in the revolving credit facility note as adjusted).

•                  Equipment term loan due May 2014 noted above.

•                  Real estate term loan due July 2017 noted above.

As is customary in such financings, U.S. Bank may terminate its commitments and accelerate the repayment of amounts outstanding and exercise other remedies upon the occurrence of an event of default (as defined in the Loan Agreement), subject, in certain instances, to the expiration of an applicable cure period.  The agreement, as modified, requires us to maintain compliance with certain financial covenants, including a minimum fixed charge coverage ratio and a leverage ratio.  At September 29, 2012, we were in compliance with all of the financial covenants.

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

We entered into an interest rate swap in 2006 to convert the interest rate of the mortgage to purchase the Bluffton, Indiana plant from the contractual rate of 30 day LIBOR plus 165 basis points to a fixed rate of 6.85%.  The swap has a fixed pay-rate of 6.85% and a notional amount of approximately $2.0 million at September 29, 2012 and expires in December 2016.  The interest rate swap had fair value of $368,362 at September 29, 2012, which is recorded as a liability on the accompanying condensed consolidated balance sheet.  The swap value was determined in accordance with the fair value measurement guidance discussed earlier using Level 2 observable inputs and approximates the loss that would have been realized if the contract had been settled on September 29, 2012.

INVENTURE FOODS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

We entered into another interest rate swap in January 2008 to effectively convert the interest rate on the real estate term loan to a fixed rate of 4.28%.  The interest rate swap is structured with decreasing notional amounts to match the expected pay down of the debt.  The notional value of the swap at September 29, 2012 was $3.1 million.  The interest rate swap is accounted for as a cash flow hedge derivative and expires in July 2017.  The interest rate swap had fair value of $452,259 at September 29, 2012, which is recorded as a liability on the accompanying condensed consolidated balance sheet.  This value was determined in accordance with the fair value measurement guidance discussed earlier using Level 2 observable inputs and approximates the loss that would have been realized if the contract had been settled on September 29, 2012.

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

In March 2012, we learned that the Jamba Juice Company was named as a defendant in a putative class action filed in the Federal Court for the North District of California and captioned Kevin Anderson v. Jamba Juice Company which claims that the use of the words “all natural” to describe the Smoothie Kits is misleading and deceptive to consumers and violates various California consumer protection statutes and unfair competition statutes.  The suit is one of several “all natural” lawsuits recently brought against various food manufacturers and distributors in California.  In an amended complaint the plaintiff also alleged violations of the federal Magnuson-Moss Warranty Act, but the court dismissed those claims in a ruling issued in August 2012.  In a second amended complaint filed in September 2012, we were added as a defendant.  Under our license agreement with the Jamba Juice Company, we are obligated and have agreed to indemnify and defend Jamba Juice in the suit.  While we currently believe the “all natural” claims on the Smoothie Kits are in full compliance with FDA guidelines, we are investigating the claims asserted in the action, and intend to vigorously defend against them. The plaintiff is seeking to certify a class of all persons in California who bought certain of the Jamba Juice Smoothie Kits.  We do not expect a ruling on class certification until sometime in early 2013.

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

INVENTURE FOODS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

The accounting policies of the segments are the same as those described in the Summary of Significant Accounting Policies (Note 1).  We do not allocate assets, selling, general and administrative expenses, income taxes or other income and expense to segments.

	Snack Products	Frozen Products	Consolidated
Quarter ended September 29, 2012
Net revenues from external customers	$23,800,699	$22,800,633	$46,601,332
Depreciation and amortization included in segment gross profit	507,223	256,857	764,080
Segment gross profit	4,148,259	5,323,044	9,471,303
Goodwill	5,986,252	5,629,973	11,616,225

Quarter ended September 24, 2011
Net revenues from external customers	$23,473,328	$14,045,006	$37,518,334
Depreciation and amortization included in segment gross profit	509,634	217,878	727,512
Segment gross profit	4,333,033	2,073,556	6,406,589
Goodwill	5,986,252	5,629,973	11,616,225

Nine months ended September 29, 2012
Net revenues from external customers	$72,831,257	$68,805,871	$141,637,128
Depreciation and amortization included in segment gross profit	1,497,814	689,839	2,187,653
Segment gross profit	14,636,609	13,383,124	28,019,733
Goodwill	5,986,252	5,629,973	11,616,225

Nine months ended September 24, 2011
Net revenues from external customers	$70,136,637	$47,631,715	$117,768,352
Depreciation and amortization included in segment gross profit	1,364,667	635,647	2,000,314
Segment gross profit	13,945,502	8,489,135	22,434,637
Goodwill	5,986,252	5,629,973	11,616,225

The following table reconciles reportable segment gross profit to our consolidated income (loss) before income tax provision for the quarters and nine months ended September 29, 2012 and September 24, 2011:

	Quarter Ended		Nine Months Ended
	September 29, 2012	September 24, 2011	September 29, 2012	September 24, 2011
Segment gross profit	$9,471,303	$6,406,589	$28,019,733	$22,434,637
Unallocated amounts:
Selling, general and administrative expenses	6,534,955	6,615,271	19,414,315	18,669,356
Interest expense, net	178,905	227,316	613,129	645,047
Income (loss) before income tax provision	$2,757,443	$(435,998)	$7,992,289	$3,120,234

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

INVENTURE FOODS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

Restricted share activity for the nine months ending September 29, 2012 was as follows:

	Number	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2012	405,667	$3.62
Granted	177,437	6.49
Vested	(63,667)	3.30
Forfeited	—	—
Nonvested at September 29, 2012	519,437	$4.64

During the nine months ended September 29, 2012 and September 24, 2011, we recorded total share-based compensation expense from restricted stock of $0.3 million and $0.4 million, respectively.  As of September 29, 2012 the total unrecognized costs related to non-vested restricted stock awards granted was $1.0 million, which is expected to be recognized over a weighted average period of 1.1 years.  This expected compensation expense does not reflect any new awards, or modifications to existing awards, that could occur in the future.

The following table summarizes stock option activity during the nine months ended September 29, 2012:

	Options Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value (in-the-money options)	Weighted Average Remaining Contractual Life (in years)
Outstanding at January 1, 2012	1,786,500	$2.52
Granted	197,500	6.55
Exercised	(355,700)	2.50
Forfeited or expired	(133,100)	2.83
Outstanding at September 29, 2012	1,495,200	$3.04	$4,127,333	5.76

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on our closing stock price of $5.69 as of September 29, 2012, which would have been received by the option holders had all option holders exercised options and sold the underlying shares on that date.

During the nine months ended September 29, 2012 and September 24, 2011, we recorded total share-based compensation expense from stock options of $0.6 million and $0.3 million, respectively.  As of September 29, 2012 the total unrecognized costs related to non-vested stock option awards granted was $1.3 million, which is expected to be recognized over a weighted average period of 2.8 years.  This expected compensation expense does not reflect any new awards, or modifications to existing awards, that could occur in the future.

The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the quarters and nine months ended:

	Quarter Ended		Nine Months Ended
	September 29, 2012	September 24, 2011	September 29, 2012	September 24, 2011
Expected dividend yield (%)	0	0	0	0
Expected volatility (%)	56	58	56-58	58
Risk-free interest rate (%)	1.7	3.2 - 3.5	1.7 - 3.5	3.2 - 3.5
Expected life (years)	5.5-6.5	6.5	5.5-6.5	6.5

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

Issuer Purchases of Equity Securities

On June 21, 2011, the Company’s Board of Directors approved a stock re-purchase program whereby up to $3 million of common stock could be purchased from time to time at the discretion of management (the “2011 program”).  The 2011 program expired on June 20, 2012.  No shares were repurchased under the 2011 program.

INVENTURE FOODS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

9.                                      Subsequent Events

On October 3, 2012 we completed a strategic distribution agreement with Snyder’s-Lance, Inc.  This agreement closed on November 5, 2012.  Upon closing of the agreement, Snyder’s Lance, Inc. assumed all of our independent business operator routes (“IBO”) in the Arizona area.  In exchange, we received a lump sum cash payment as well as increased access to the growing Snyder’s-Lance national distribution network for certain brands.  As a result of this transaction, we will no longer distribute third party partner brands.

Effective October 17, 2012, we signed an agreement with the Uptrails Group LLC to extend the lease of 696 acres of land in Lynden, Washington.  The Lease Amendment provides for an extension of the term of the Lease from May 17, 2017 to May 17, 2027, and an increase in monthly rent from $43,500 to $52,200 starting May 18, 2017.  All other terms and conditions of the lease remain in full force and effect through the extended term, including but not limited to the options to purchase the property or to make a first offer thereon.

INVENTURE FOODS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the condensed consolidated financial statements and the related notes that appear elsewhere in this Quarterly Report on Form 10-Q.

Quarterly Overview

We are a leading specialty food marketer and manufacturer of healthy/natural and indulgent specialty snack food brands.  Our products are marketed under a strong portfolio of brands, including T.G.I. Friday’s®, Rader Farms®, Boulder Canyon®, Poore Brothers®, BURGER KINGTM, Nathan’s Famous ®, Vidalia®, Jamba®, Bob’s Texas Style® and Tato Skins®.  T.G.I. Friday’s®, BURGER KINGTM, Nathan’s Famous®, Vidalia® and Jamba® are licensed brand names.

Consolidated net revenues increased 24.2% to $46.6 million in the third quarter ended September 29, 2012, an increase of $9.1 million compared to $37.5 million during the prior-year period.  Gross profit increased 47.8% to $9.5 million, compared to $6.4 million in the prior-year period.  Gross margin improved 320 basis points to 20.3% from 17.1% last year, primarily as a result of lower cost berries in our Frozen Products segment.  Selling, general and administrative expenses decreased to 14.0% of net revenues, or 360 basis points, compared to 17.6% during the third quarter of 2011.  This decrease is primarily attributable to decreased marketing and sampling expenses related to the prior year promotions for the Jamba® brand.  Net income increased to $1.7 million compared to a net loss of $0.2 million in the prior year.  We finished the third quarter of 2012 with diluted earnings per share of $0.09, compared to a diluted loss per share of $0.01 in the third quarter of 2011.

Details about segment results of operations can be found in Note 7 to our Condensed Consolidated Financial Statements in Part I, Item 1 of this report.

Our discussion and analysis of financial condition and results of operations is intended to assist in the understanding of our condensed consolidated financial statements, the changes in certain key items in those condensed consolidated financial statements from period to period and the primary factors that contributed to those changes, as well as how certain critical accounting estimates affect our condensed consolidated financial statements.

Results of Operations

The following table sets forth for the periods presented certain financial data as a percentage of net sales for the three and nine months ended September 29, 2012 and September 24, 2011:

	Quarter Ended		Nine Months Ended
	September 29, 2012	September 24, 2011	September 29, 2012	September 24, 2011
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	79.7	82.9	80.2	81.0
Gross profit	20.3	17.1	19.8	19.0
Selling, general and administrative expenses	14.0	17.7	13.7	15.9
Operating income (loss)	6.3	(0.6)	6.1	3.2
Interest expense, net	0.4	0.6	0.4	0.5
Income (loss) before income taxes	5.9	(1.2)	5.7	2.7
Income tax provision (benefit)	2.2	(0.7)	2.1	0.9
Net income (loss)	3.7%	(0.5)%	3.6%	1.8%

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

Net Revenues.  Net revenues for the quarter ended September 29, 2012 increased 24.2% compared to the quarter ended September 24, 2011.  Net revenues for the nine months ended September 29, 2012 increased 20.3% compared to the nine months ended September 24, 2011.  Our net revenues by operating segment were as follows:

	Quarter Ended			Nine Months Ended
	September 29, 2012	September 24, 2011	% Change	September 29, 2012	September 24, 2011	% Change
Snack	$23,800,699	$23,473,328	1.4%	$72,831,257	$70,136,637	3.8%
Frozen	22,800,633	14,045,006	62.3%	68,805,871	47,631,715	44.5%
Consolidated	$46,601,332	$37,518,334	24.2%	$141,637,128	$117,768,352	20.3%

Our Snack Products segment net revenues increased 1.4%, or $0.3 million, to $23.8 million for the quarter ended September 29, 2012 compared to $23.5 million for the third quarter in 2011.  T.G.I. Friday’s® and premium private label net revenues increased 10.7% and 20.9%, respectively, partially offset by a decrease of 13.2% in Boulder Canyon® premium private label sales.  Boulder Canyon® sales were affected by competitive pricing pressure and lower volume in the grocery and club channels during the quarter.  During the third quarter of the prior year, T.G.I. Friday’s® sales benefited from higher volume from increased distribution in new and existing channels.

During the nine months ended September 29, 2012 net revenues of the Snack segment increased $2.7 million or 3.8% to $72.8 million compared to $70.1 million in the first nine months of the previous year.  Snack product segment net revenues during the first nine months of 2012 were led by our T.G.I. Friday’s® and private label products with growth of 8.6% and 17.0%, respectively.  This growth was partially offset by a decrease of 1.8% in our Boulder Canyon® sales.

Our Frozen Products segment net revenues were $22.8 million during the third quarter 2012, an increase of $8.8 million or 62.3% compared to the prior year period.  The Frozen segment revenue increase was primarily driven by increased distribution and new sales of both our branded and private label frozen fruit.  Jamba® net revenues for the quarter were $4.3 million, an increase of 28.6% compared to $3.3 million in the prior-year period, primarily due to new distribution.  Excluding Jamba® net revenues, frozen products segment net revenues were up 72.7% for the quarter.

During the nine months ended September 29, 2012, the Frozen segment net revenues were $68.8 million, up 44.5% compared to the first nine months of 2011.  The increase in the Frozen segment net revenues was primarily driven by increased volume and new distribution of fruit sales.  Jamba® Smoothies totaled $11.2 million in net revenues for the first nine months of 2012, a decrease of 3.8% versus the prior year as we did not repeat a coupon event at a major warehouse retailer.  Excluding Jamba® net revenues, the frozen products segment net revenues were up 60% for the first nine months of 2012.

Gross Profit.  Gross profit for the quarter ended September 29, 2012 increased 47.8% compared to the quarter ended September 24, 2011, with gross margin increasing 320 basis points to 20.3% for the three months ended September 29, 2012 compared to 17.1% for the three months ended September 24, 2011.  For the nine months ended September 29, 2012, gross profit increased 24.9% compared to the nine months ended September 24, 2011, with gross margin increasing 80 basis points to 19.8% for the nine months ended September 29, 2012 compared to 19.0% for the nine months ended September 24, 2011.  Our gross profit and gross profit as a percentage of net sales by operating segment were as follows:

	Quarter Ended				Nine Months Ended
	September 29, 2012	% of Net Revenues	September 24, 2011	% of Net Revenues	September 29, 2012	% of Net Revenues	September 24, 2011	% of Net Revenues
Snack	$4,148,259	17.4%	$4,333,033	18.5%	$14,636,609	20.1%	$13,945,502	19.9%
Frozen	5,323,044	23.3%	2,073,556	14.8%	13,383,124	19.5%	8,489,135	17.8%
Consolidated	$9,471,303	20.3%	$6,406,589	17.1%	$28,019,733	19.8%	$22,434,637	19.0%

Snack segment gross profit for the quarter decreased $0.2 million or 4.3% to $4.1 million, and decreased as a percentage of net revenues to 17.4% for the quarter ended September 29, 2012 compared to 18.5% during the third quarter of 2011.  This decrease in gross margin was primarily due to product and channel mix.  The Frozen segment gross profit for the quarter increased $3.2 million or 156.7% to $5.3 million, and increased as a percentage of net revenues to 23.3% for the quarter ended September 29, 2012 compared to 14.8% in the third quarter of 2011.  This increase in gross margin for the quarter was primarily attributable to a lower cost of berries compared to the prior-year period.

Snack segment gross profit for the first nine months of 2012 increased $0.7 million or 5.0% to $14.6 million, and remained relatively flat as a percentage of net revenues at 20.1% compared to 19.9% during the same period of the prior year.  The Frozen segment gross profit increased $4.9 million or 57.7% to $13.4 million, and increased as a percentage of net revenues to 19.5% for the nine month period ended September 29, 2012 compared to 17.8% during the same period of 2011.  This increase in gross margin for the quarter was primarily attributable to a lower cost of berries compared to the prior-year period.

Selling, General and Administrative Expenses.  Selling and administrative (“SG&A”) expenses decreased $0.1 million, or 1.2%, for the quarter ended September 29, 2012 compared to the quarter ended September 24, 2011.  As a percentage of net revenues, SG&A expenses decreased 360 basis points to 14.0%, compared to 17.6% during the third quarter of 2011.  The decrease in SG&A expenses was primarily driven by decreased marketing and sampling expenses related to prior year’s national rollout of the Jamba® brand smoothies.

For the nine months ended September 29, 2012, SG&A expenses increased $0.7 million, or 4.0%, compared to the nine months ended September 24, 2011, while as a percentage of net revenues, SG&A expenses decreased 220 basis points to 13.7%, compared to 15.9% during the first nine months of 2011.  The increase in SG&A expenses is primarily a result of increased salary and benefits, and professional fees expenses, partially offset by decreased marketing and sampling expenses related to prior year’s national rollout of the Jamba® brand smoothies.

Interest Expense.  Interest expense for the three and nine months ended September 29, 2012 declined 21.3%, to $0.2 million, and 4.9%, to $0.6 million, respectively, compared to the three and nine months ended September 24, 2011.  The decrease was due primarily to lower average borrowing rates year to year and the pay-off of our Goodyear mortgage, which was our highest interest rate debt.  Interest expense for the three and nine months ended September 29, 2012 and September 24, 2011 primarily relates to borrowings on our revolving line of credit and capital lease financing.  For a description of our various financing facilities, see Note 5 to our Condensed Consolidated Financial Statements in Part I, Item 1 of this report.

Income Tax Provision.  Our income tax provision for the quarter ended September 29, 2012 was $1.0 million, compared to an income tax benefit of $0.2 million for the quarter ended September 24, 2011.  Our effective tax rate for the three months ended September 29, 2012 and September 24, 2011 was 36.9% and a benefit of 56.2%, respectively.  The change in the effective rate is due to slightly smaller benefits of the domestic production activity deductions, research credits and other items, along with lesser tax-effected equity compensation costs.

The income tax provision for the nine months ended September 29, 2012 was $2.9 million, compared $1.0 million for the first nine months of 2011.  Our effective tax rate for the nine months ended September 29, 2012 and September 24, 2011 was 36.4% and 33.5%, respectively.  The change in the effective rate is due to higher tax-effected equity compensation costs and lesser benefits associated with research tax credits.

Liquidity and Capital Resources

Liquidity represents our ability to generate sufficient cash flows from operating activities to satisfy obligations as well as our ability to obtain appropriate financing.  Therefore, liquidity cannot be considered separately from capital resources that consist primarily of current and potentially available funds for use in achieving our objectives.  Currently, our liquidity needs arise primarily from working capital requirements, capital expenditures, and debt repayment.  Sufficient liquidity is expected to be available to enable us to meet these demands.  Net working capital was $24.4 million (a current ratio of 2.0:1) and $22.9 million (a current ratio of 1.8:1) at September 29, 2012 and December 31, 2011, respectively.

Operating Cash Flows

Cash flows from operations for the nine months ended September 29, 2012 and September 24, 2011 reflect our net income, adjusted for non-cash items such as depreciation, amortization, share-based compensation expense and write-offs and write-downs of assets, as well as changes in accounts receivable, inventories, other current assets and liabilities, accounts payable and accrued expenses and other liabilities.  Net cash provided by operating activities was $9.4 million for the nine months ended September 29, 2012 and $0.1 million for the nine months ended September 24, 2011.  The year-over-year increase was primarily a result of less cash used to build inventory in the first nine months of 2012.  During the prior year, we elected to take advantage of purchasing higher quantities of lower cost fresh berries in order to reduce our frozen berry purchase requirements.  The increase in inventory during 2011 was the primary driver of the increase in accounts payable and accrued liabilities during the period.

Investing Cash Flows

Net cash used in investing activities, all representing capital expenditures, was $5.3 million in the first nine months of 2012 compared to $8.6 million in the first nine months of 2011.  Capital expenditures in 2012 relate to the purchase of manufacturing equipment of $4.3 million, primarily at our Lynden facility, $0.6 million in furniture and office equipment and $0.4 million of building improvements.  Capital expenditures of $8.6 million in 2011 relate to the purchase of manufacturing equipment of $6.0 million, primarily at our Goodyear facility for new kettles and packaging, $1.8 million of building improvements, and $0.8 million in furniture and office equipment.  During the full year 2012, we plan to spend approximately $6.0 million in capital expenditures, primarily at our manufacturing facilities.  Capital expenditures are funded primarily by net cash flow from operating activities, cash on hand, and available credit from our credit facility.

Financing Cash Flows

Net cash used in financing activities for the first nine months of 2012 was $4.2 million compared to net cash provided of $8.9 million in the first nine months of 2011.  The year-over-year increase in net cash used in financing activities was primarily a result of debt repayments occurring during the first nine months of 2012, including a $1.3 million payment on the maturing mortgage loan on the Goodyear facility.  The cash provided by financing activities during the first nine months of 2011 were primarily due to borrowings on our credit facility to fund capital expenditure initiatives at our Goodyear facility and planned build-up of inventories.

Debt and Capital Resources

At September 29, 2012, there was $10.3 million of borrowing availability under the revolving line of credit in our Loan Agreement with U.S. Bank.  As is customary in such financings, U.S. Bank may terminate its commitments and accelerate the repayment of amounts outstanding and exercise other remedies upon the occurrence of an event of default (as defined in the Loan Agreement), subject, in certain instances, to the expiration of an applicable cure period.  The agreement requires us to maintain compliance with certain financial covenants, including a minimum fixed charge coverage ratio and a leverage ratio.  At September 29, 2012, we were in compliance with all of the financial covenants.  See Note 5 to our Condensed Consolidated Financial Statements in Part I, Item 1 of this report for detail regarding our financing arrangements.

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

Interest Rate Swaps

See Note 5 to our Condensed Consolidated Financial Statements in Part I, Item 1 of this report for detail regarding our interest rate swaps.

Contractual Obligations

Our future contractual obligations consist principally of long-term debt, operating leases, minimum commitments regarding third party warehouse operations services, remaining minimum royalty payments due licensors pursuant to brand licensing agreements and severance charges to terminated executives.  As of September 29, 2012 there have been no material changes to our contractual obligations since our December 31, 2011 fiscal year end, other than scheduled payments.

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

Part II.  Other Information

Item 1.   Legal Proceedings

For a discussion of legal proceedings, see Note 6 to the Condensed Consolidated Financial Statements in Part I, Item 1 of this report.

Item 1A. Risk Factors

During the quarter and nine months ended September 29, 2012, there were no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.   Defaults upon Senior Securities

None.

Item 5.   Other Information

None.

Item 6.   Exhibits

(a)                     Exhibits (unless otherwise noted, exhibits are filed herewith).

21.1 —	List of Subsidiaries of the Company.

31.1 —	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15(d)-14(a).

31.2 —	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15(d)-14(a).

32.1 —	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Dated:	November 9, 2012	INVENTURE FOODS, INC.

		By:	/s/ Terry McDaniel
Terry McDaniel
Chief Executive Officer
(Principal Executive Officer)