Form 10-K
period 2012-12-29
INVENTURE FOODS, INC.
filed 2013-03-13
CIK 944508

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 29, 2012

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐ No  ☒

The aggregate market value of the voting stock (Common Stock, $.01 par value) held by non-affiliates of the Registrant was approximately $85.4 million based upon the closing market price on June 30, 2012, the last business day of the Registrant’s most recently completed second fiscal quarter.

The number of issued and outstanding shares of Common Stock, $.01 par value, as of March 8, 2013 was 19,211,787.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Registrant’s Annual Meeting of Shareholders to be held on May 15, 2013 are incorporated by reference into Part III of this Form 10-K.

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

INVENTURE FOODS, INC. AND SUBSIDIARIES

ANNUAL REPORT ON FORM 10-K

Year Ended December 29, 2012

FORWARD LOOKING INFORMATION

This Annual Report on Form 10-K, including all documents incorporated by reference, includes “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, and Inventure Foods, Inc. (the “Company”) desires to take advantage of the “safe harbor” provisions thereof.  Therefore, the Company is including this statement for the express purpose of availing itself of the protections of the safe harbor with respect to all of such forward-looking statements.  In this Annual Report on Form 10-K, the words “anticipates,” “believes,” “expects,” “intends,” “estimates,” “projects,” “will likely result,” “will continue,” “future” and similar terms and expressions identify forward-looking statements.  The forward-looking statements in this Annual Report on Form 10-K reflect the Company’s current views with respect to future events and financial performance.  These forward-looking statements are subject to certain risks and uncertainties, including without limitation general economic conditions, increases in cost or availability of ingredients, packaging, energy and employees, price competition and industry consolidation, ability to execute strategic initiatives, product recalls or safety concerns, disruptions of supply chain or information technology systems, customer acceptance of new products and changes in consumer preferences, food industry and regulatory factors, interest rate risks, dependence upon major customers, dependence upon existing and future license agreements, the possibility that we will need additional financing due to future operating losses or in order to implement the Company’s business strategy, acquisition and divestiture-related risks, volatility of the market price of the Company’s common stock, par value $.01 per share (the “Common Stock”), and those other risks and uncertainties discussed herein, that could cause actual results to differ materially from historical results or those anticipated.  In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this Annual Report on Form 10-K will in fact transpire or prove to be accurate.  Readers are cautioned to consider the specific risk factors described herein and in “Risk Factors,” and not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof.  The Company undertakes no obligation to update or publicly revise any forward-looking statement whether as a result of new information, future developments or otherwise.  All subsequent written or oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by this paragraph.

INVENTURE FOODS, INC.

PART I

Item 1.  Business

General

Inventure Foods, Inc., a Delaware corporation (the “Company,” referred to as “we” “our” or “us”), is a $185+ million leading marketer and manufacturer of healthy/natural and indulgent specialty snack food brands.  We are headquartered in Phoenix, Arizona with plants in Arizona, Indiana and Washington.  Our executive offices are located at 5415 East High Street, Suite 350, Phoenix, Arizona 85054, and our telephone number is (623) 932-6200.

The Company was formed in 1995 as a holding company to acquire a potato chip manufacturing and distribution business, which had been founded by Donald and James Poore in 1986.  In December 1996, we completed an initial public offering of our Common Stock.  In November 1998, we acquired the business and certain assets (including the Bob’s Texas Style® potato chip brand) of Tejas Snacks, L.P. (“Tejas”), a Texas-based potato chip manufacturer.  In October 1999, we acquired Wabash Foods, LLC (“Wabash”) including the Tato Skins®, O’Boisies®, and Pizzarias® trademarks and the Bluffton, Indiana manufacturing operation and assumed all of Wabash Foods’ liabilities.  In June 2000, we acquired Boulder Natural Foods, Inc. (“Boulder”) and the Boulder CanyonTM brand of totally natural potato chips.  We changed our name from Poore Brothers, Inc. to The Inventure Group, Inc. in May 2006.  In May 2007, we acquired a farming operation and a berry processing facility in Lynden, Washington from Rader Farms, Inc., a Washington corporation.  In May 2010, we changed our name from The Inventure Group, Inc. to Inventure Foods, Inc.

Products

In the healthy/natural portfolio, products include Rader Farms® frozen berries, Boulder Canyon Natural Foods® brand kettle cooked potato chips, Jamba® branded blend-and-serve smoothie kits under license from Jamba Juice Company and private label frozen fruit and healthy/natural snacks.

In the Indulgent Specialty category, products include T.G.I. Friday’s® brand snacks under license from T.G.I. Friday’s Inc., BURGER KING™ brand snack products under license from Burger King Corporation, Nathan’s Famous® brand snack products under license from Nathan’s Famous Corporation, Vidalia® brand snack products under license from Vidalia Brands, Inc., Poore Brothers® kettle cooked potato chips, Bob’s Texas Style® kettle cooked chips, and Tato Skins® brand potato snacks.  Our license to sell Burger King™ brand snacks products expired in December 2012.  Until the sale of our Direct-Store-Delivery (DSD) business in November 2012, this category also included a limited number of snack food products purchased and sold through our local distribution network in Arizona.

During 2012, we launched a number of new items under our existing brands.  In our Snack segment this included: Boulder Canyon™ Natural Foods Garden Select Vegetable Crisps with flavors Sour Cream & Chive, Hearty Cheddar and Red Ripe Tomato; Boulder Canyon™ Natural Foods Kettle Cooked Canyon Cut with flavors Totally Natural, Honey Bar-B-Que and Sour Cream & Chive; T.G.I. Friday’s® Onion Rings and Cheddar Cheese Fries; and Nathan’s Famous® Crunchy Crinkle Fries with flavors Cheddar Cheese, Honey Mustard and Chili Cheese.  We also launched Vidalia® Onion Petals pursuant to our license agreement with Vidalia Brands, Inc. and Jamba® Multigrain Fruit Crisp flavors Blueberry Blast and Cranberry Crave, pursuant to our license agreement with Jamba Juice Company.  In our Frozen segment, new items under our existing brands included: Jamba® Orange Dream Machine, Acai Greek and Pomegranate Greek at home frozen smoothie kits.  These Jamba® branded blend-and-serve smoothie kits provide a full serving of fruit and 100% Daily Value of vitamin C.  We also added Rader Farms® Organic Blueberries, Organic Superfruit Blend and Dark Sweet Cherries to the line.

For the fiscal years 2012 and 2011, net revenues totaled $185.2 million and $162.2 million, respectively, and T.G.I. Friday’s® brand salted snacks represented 25% of our total net revenues in 2012 and 28% of our total net revenues in 2011.  We also manufacture and distribute private label and co-branded fruit and snack chip products for several grocery chains and natural stores.  While extremely price competitive, we believe that such arrangements provide a profitable opportunity for us to improve the capacity utilization of our facilities.

	Percent of Total Net Revenues
	2012	2011
Branded snack and berry products	78%	79%
Private label products	21%	19%
Distributed products revenues	1%	2%
Total revenues	100%	100%

Business Strategy

Our business strategy is to continue building a diverse portfolio of high quality, competitively priced healthy/natural food brands (Rader Farms®, Boulder CanyonTM Natural Foods, and Jamba®) and indulgent specialty food brands (T.G.I. Friday’s®, Nathan’s Famous®, Vidalia® and Poore Brothers®) through expansion of existing brands, licensing, acquisition and development.  The goals of our strategy are to (i) capitalize on healthy/natural and indulgent specialty food brand opportunities, (ii) deliver incremental category growth for retailers, (iii) provide product innovation targeted to a defined consumer segment, (iv) complement, rather than compete directly against, large national competitors with leading national brands, (v) build relationships with major retailers in all channels of distribution by providing them higher margins, excellent customer service and constant innovation and (vi) continue to maintain a diverse set of brands, products, customers and channels.  The primary elements of our long-term business strategy are as follows:

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

Broaden Distribution of Private Label.  We plan to increase distribution of private label products to existing or new customers.  This will help leverage our infrastructure and capacity and is expected to improve profit margins as there are no related advertising and promotional costs.  Our manufacturing and distribution of private label products enhances our ability to partner with key retailers.

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

Manufacturing

Our Company-owned manufacturing facility in Bluffton, Indiana produces snack products utilizing a sheeting and frying process with three fryer lines that can produce an aggregate of up to approximately 9,000 pounds per hour and an extruded line capable of producing 2,000 pounds per hour.  Previously introduced production capabilities at the Bluffton plant allow us to use existing equipment to make additional snacks, including pellet snacks, which are entirely different in appearance and taste from our other product lines.  We believe this technology will help expand our product lines and facilitate growth.  We also produce snacks for customers under private label agreements.  The Indiana facility is currently operating at approximately 60% capacity.  In 2013 we plan to add additional packaging capacity to facilitate future growth at our Bluffton facility.

Our Company-owned manufacturing facility in Goodyear, Arizona has the capacity to produce up to approximately 4,600 pounds of potato chips per hour, including 2,500 pounds of batch-fried potato chips per hour and 2,100 pounds of continuous-fried potato chips per hour.  Poore Brothers®, Bob’s Texas Style®, Boulder CanyonTM Natural Foods, co-packing and private label branded potato chips are produced in a variety of flavors utilizing a batch-frying process.  While conventional continuous line cooking methods may produce higher production volume, we believe that our batch-frying process is superior and produces premium potato chip products with enhanced crispness and distinctive flavor.  The Arizona facility is currently operating at approximately 80% capacity.

Our Company-owned Rader Farms farming facility in Lynden, Washington has the capacity to grow up to eight million pounds of raspberries and blueberries per year.  Rader Farms grows, processes and markets premium berry blends, raspberries, blueberries, and rhubarb and purchases marionberries, cherries, cranberries, strawberries and other fruits from a select network of fruit growers for resale.  The fruit is processed and packaged for sale and distribution nationally to wholesale customers under the Rader Farms® brand, as well as through store brands.  We also use third party processors for certain products.  The individually quick frozen (“IQF”) processing facilities located at the same location have the capacity to apply the IQF process to 40 million pounds of berries annually.  In 2012, we invested in new processing equipment to more effectively and efficiently cool fruit after being harvested thereby increasing quality.  Additionally we added a packaging line to increase capacity.  The 2012 harvest yield at Rader Farms was below average for raspberries and average for blueberries for the season.  The Washington processing facility is operating at approximately 60% of capacity.

Marketing and Distribution

We sell our products nationally and internationally through a number of channels including: Grocery, Natural, Mass Merchandisers, Drug, Club, Value, Vending, Food Service, Convenience Store (C-Store) and International.

Our licensed T.G.I. Friday’s® brand snack food products have achieved significant market presence across a number of sales channels.  We have retained various sales and marketing agencies with employees and offices nationwide to represent T.G.I. Friday’s® brand snacks on behalf of us in the grocery and convenience store channels.  Our own sales organization, as well as brokers, sells T.G.I. Friday’s® brand snacks in the mass merchandiser, club, value, vending and drug channels.

Our potato chip brands are distributed to Grocery, Natural, Mass Merchandisers and other retailers directly through brokers, distributors and DSD.  The Boulder CanyonTM Natural Foods brand potato chip products have achieved market presence in club stores, natural food stores nationwide as well as other leading national grocery retailers.  We select brokers and distributors for our branded products primarily on the basis of quality of service, call frequency on customers, financial capability and relationships they have with all of the various channels in which we operate.  We currently retain a Canadian sales and marketing agency to sell to Canadian customers.  We also retain an international broker to expand sales.

The marketing of our berry and smoothie products is essentially performed through company sales force and brokers with whom we have relationships.  Similar to our snack business, we select brokers primarily on the basis of quality of service, call frequency on customers, financial capability and relationships they have with supermarkets, mass merchandisers and club stores, including access to freezer space for our frozen products.

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

We continue to focus on expanding the distribution of our Boulder CanyonTM Natural Foods brand nationally through the natural channel and in the grocery channel, as well as club stores, vending machines, drug, and C-stores.  We continue to pursue expansion of our Rader Farms® and Jamba ® branded fruit products in our Frozen segment.  We continue to evaluate new private label customer expansion.  We also continue to evaluate international opportunities with the T.G.I. Friday’s®, Boulder CanyonTM Natural Foods, Jamba®, Nathans® and Rader Farms® brands.

Suppliers

The principal raw materials we utilize are potatoes, potato flakes, potato starch, corn, oils, seasoning and berries.  We believe that the raw materials we need to produce our products are readily available from numerous suppliers on commercially reasonable terms.  Potatoes, potato flakes and corn are widely available year-round, although they are subject to seasonal price fluctuations.  We use a variety of oils and seasonings in the production of our snack products and believe that alternative sources for such oils and seasonings, as well as alternative oils and seasonings, are readily abundant and available.  We may lock in prices for raw materials, such as oils, as we deem appropriate.  We produce an average of 20% to 25% of our total annual berry requirements in our own farms, and augment that production by purchasing additional berries to meet customer demand.  We purchase both fresh berries from local farmers and already frozen berries for our repackaging business, and purchase yogurt in cube form from a third party company for use in our at home smoothie kits.  We use packaging materials in our snack manufacturing and frozen distribution business.

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

Customers

Costco accounted for 35% and 30% of the Company’s 2012 and 2011 net revenues, respectively.  The remainder of our revenues were derived from sales to customers, grocery chains, club stores or regional distributors, none of which individually accounted for more than 10% of our net revenues in 2012.  A decision by any of our major customers to cease or substantially reduce their purchases could have a material adverse effect on our business.

The majority of our revenues are attributable to external customers in the United States.  We do sell to Canadian and international customers as well, however, the revenues attributable to these customers are immaterial.  All of our assets are located in the United States.

Competition

Our snack products generally compete against other snack foods, including potato chips, tortilla chips, popcorn, cheese snacks and other specialty brands.  The snack food industry is large and highly competitive and is dominated by large food companies, including Frito-Lay, Inc., a subsidiary of PepsiCo, Inc., Procter and Gamble, Kellogg’s, ConAgra, Diamond Foods and General Mills.  These companies possess substantially greater financial, production, marketing, distribution and other resources than us, and their brands are more widely recognized than our products.  Numerous other companies that are actual or potential competitors offer products similar to ours, and some of these have greater financial and other resources (including more employees and more extensive facilities) than us.  In addition, many competitors offer a wider range of products than we offer.  Local or regional markets often have significant smaller competitors, many of whom offer products similar to ours.  Expansion of our operations into new markets has and will continue to encounter significant competition from national, regional and local competitors that may be greater than that encountered by us in our existing markets.  In addition, such competitors may challenge our position in our existing markets.  While we believe that we have innovative products and methods of operation that will enable us to compete successfully, we may not be able to do so.

Our frozen berry products generally compete against other packaged berries on the basis of quality and price.  Key competitors include Townsend Farms, Sunopta, Cascadia Farms, Wyman’s and Dole.  Obtaining freezer space at supermarkets and club stores is critical to successfully compete with other berry products, as supermarkets and club stores will frequently only carry one brand of frozen berry products, contrasted to snack products where multiple brands are carried.

Our smoothie kits generally compete against other packaged smoothie kits on the basis of quality and price.  Key competitors include Yoplait, a General Mills brand, Dole smoothies and a number of smaller brands.  Obtaining freezer space at grocery, mass merchandiser and club stores is critical to successfully compete with other smoothie products, as grocery, mass merchandisers and club stores will frequently only carry two to three brands of frozen smoothie products, contrasted to snack products where multiple brands are carried.

The principal competitive factors affecting the markets of our products include product quality and taste, brand awareness among consumers, access to shelf or freezer space, price, advertising and promotion, varieties offered, nutritional content, product packaging and package design.  We compete in our markets principally on the basis of product quality and taste.  Frozen products are produced at our Lynden, Washington facility utilizing an individually quick frozen (IQF)

technology which we do not have exclusive rights for.  While products produced at our Bluffton, Indiana facility involve the use of historical patented technology that expired in December 2006 and newer technology that allow us to use existing equipment to make unique snacks, including pellet snacks that are entirely different in appearance and taste from our other product lines, we do not have exclusive rights for this technology.  The taste and quality of products produced at our Goodyear, Arizona facility are largely due to two elements of our manufacturing process: our use of batch-frying and our use of distinctive seasonings to produce a variety of flavors.  We do not have exclusive rights to the use of either element; consequently, competitors may incorporate such elements into their own processes.

Government Regulation

The manufacture, labeling and distribution of our products are subject to the rules and regulations of a variety of federal, state, and other governmental agencies.  There can be no assurance that new laws or regulations will not be passed that could require us to alter the taste or composition of our products or impose other obligations on us.  New or increased government regulation of the food industry, including but not limited to areas related to food safety, chemical composition, production processes, traceability, product quality, packaging, labeling, and product recalls, could adversely impact our results of operations by increasing production costs, or restricting our methods of operation and distribution.  Such changes could also affect sales of our products and have a material adverse effect on us.  These regulations may address food industry or society factors, such as obesity, nutritional and environmental concerns and diet trends.  In addition to laws relating to food products, our operations are governed by laws relating to environmental matters, workplace safety and worker health.  We believe that we presently comply in all material respects with such laws and regulations.

Employees

As of December 29, 2012, we had 497 total employees.  There are 423 employees in manufacturing and distribution, composed of 393 full-time, 7 part-time, and 23 in temporary positions.  There are 25 employees in sales and marketing, and 49 in administration and finance.  Our employees are not represented by any collective bargaining organization and we have never experienced a work stoppage.  We believe that our relations with our employees are good.

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

From time to time, we enter into licenses with owners of distinctive brands to produce branded snack food products.  These licenses may require us to make royalty payments on sales and to achieve certain minimum sales levels by certain dates during the contract term.  Any termination of any of our license agreements, whether at the expiration of its term or prior thereto, could have a material adverse effect on our financial condition and results of operations.

In 2000, we launched our T.G.I. Friday’s® brand snacks pursuant to a license agreement with T.G.I. Friday’s Inc., which expires in May 2014.  In 2007, we launched our BURGER KING™ snack products pursuant to a license agreement with Burger King Corporation, which expired in December 2012.  In 2009, we entered into a license agreement with Jamba Juice Company, which expires in 2035, and launched in 2010 a line of Jamba® branded blend-and-serve smoothie kits.  In 2011, we entered into a license agreement with Nathan’s Famous Corporation, which expires in 2031, and launched a line of Crunchy Crinkle Fries.  In June 2012, we entered into a license agreement with Vidalia Brands, Inc. to launch a line of onion flavored snacks with an initial term expiring in 2014, which automatically extends for a five year period upon meeting certain minimum sales targets.  In November 2012, we entered into a license agreement with Seattle’s Best Coffee LLC, and created a line of blend-and-serve frozen coffee drink kits with an initial term expiring in November 2017, which automatically extends for a five-year period upon meeting certain minimum sales targets.  Production and distribution of Seattle’s Best  products are scheduled to begin during the first quarter of 2013.

We produce T.G.I. Friday’s® brand snacks, Tato Skins® brand potato crisps and Boulder Canyon™ Natural Foods Rice and Bean, Hummus Chips and Garden Select Vegetable Crisps snacks utilizing a sheeting and frying process that includes technology that we license from a third party.  Pursuant to the license agreement, we have a royalty-bearing, exclusive right license to use the technology in the United States, Canada, and Mexico until such time as the parties mutually agree to terminate the agreement.  Even though the patents for this technology expired in December 2006, in consideration for the use of this technology, we are required to make royalty payments on sales of products manufactured utilizing the technology until such termination date.  However, should products substantially similar to Tato Skins®, O’Boisies® and Pizzarias® become available for any reason in the marketplace by any manufacturer other than us which results in a sales decline of 10% or more, any royalty obligation for the respective product(s) shall cease.

Seasonality

The food products industry is seasonal.  Consumers tend to purchase our snack products at higher levels during the major summer holidays and also at times surrounding major sporting events throughout the year.  Additionally, smoothie sales tend to peak during the warmer summer months.  Consumers also tend to purchase fresh berries while in season and therefore we see a decline in frozen berry revenue in the summer months.  Additionally, we may face seasonal price increases for raw materials.

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

We expect some of our future growth to be derived in part from acquisitions, but our acquisition strategy may not be successful, or we may not be successful integrating acquisitions.

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

At December 29, 2012, we had outstanding indebtedness in the aggregate principal amount of $18.7 million.

Our credit agreement with U.S. Bank National Association (“U.S. Bank”) is secured by substantially all of our assets.  Our obligations under the Credit Agreement are guaranteed by our subsidiaries.  We are required to comply with certain financial covenants pursuant to the U.S. Bank Credit Agreement so long as borrowings from U.S. Bank remain outstanding.  Should we be in default under any of such covenants, U.S. Bank shall have the right, upon written notice and after the expiration of any applicable period during which such default may be cured, to demand immediate payment of all of the then unpaid principal and accrued but unpaid interest under the Credit Agreement.  At December 29, 2012, we were in compliance with all covenants of the Credit Agreement.

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

The sale of food products for human consumption involves the risk of injury to consumers.  Such hazards could result from: tampering by unauthorized third parties; product contamination (such as listeria, e-coli, and salmonella) or spoilage; the presence of foreign objects, substances, chemicals, and other agents; residues introduced during the growing, storage, handling or transportation phases; or improperly formulated products.  As a manufacturer and marketer of food products, we may be subjected to various product liability claims.  The product liability and product recall insurance maintained by us may not be adequate to cover any loss or exposure for product liability, and such insurance may not continue to be available on terms acceptable to us.  Any product liability claim not fully covered by insurance, as well as any adverse publicity from a product liability claim or product recall, could have a material adverse effect on our operating results, and we may also lose customer confidence in our brands.

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

In 2012, 28% of net revenues were attributable to Rader Farms®/Kirkland® co-branded frozen berry product sales to Costco.  Overall, Costco accounted for 35% of our 2012 net revenues.  A decision by any major customer to cease or substantially reduce its purchases, or a decrease in the popularity of frozen berries during any year, could have a material adverse effect on our operating results, and such decision by Costco would have a material adverse effect on our operating results.

We depend on a license agreement for the right to sell our T.G.I. Friday’s® brand.

For the year ended December 29, 2012, 25% of our net revenues were attributable to the T.G.I. Friday’s® brand products, which are manufactured and sold by us pursuant to a license agreement with T.G.I. Friday’s Inc. that expires in May 2014.  Pursuant to the license agreement, we are subject to various requirements and conditions (including, without limitation, minimum sales targets).  Our failure to comply with certain of such requirements and conditions could result in the early termination of the license agreement by T.G.I. Friday’s Inc.  If we are unsuccessful in negotiating an extension of the T.G.I. Friday’s license agreement, or the license agreement is terminated at the expiration of its term or prior thereto, our operating results would be materially and adversely affected.

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

Consumer preferences are continually changing and are extremely difficult to predict.  Our success depends in part on timely responding to current market trends and anticipating changing consumer tastes and dietary habits by developing and licensing new products and entering new markets.  The failure to adequately address changing consumer preferences could result in reduced demand for our products and have a material adverse effect on our operating results.

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

We do not own the patents for the technology we use to manufacture certain T.G.I. Friday’s®, Boulder Canyon® and Tato Skins® brand products, as well as certain private label branded products.

We license technology from a third party in connection with the manufacture of certain T.G.I. Friday’s®, Boulder Canyon® and Tato Skins® brand products, as well as certain private label branded products and have a royalty-bearing, exclusive right license to use the technology necessary to produce these products in the United States, Canada, and Mexico until such time the parties mutually agree to terminate the agreement.  Even though the patents for this technology expired in December 2006, in consideration for the use of this technology, we are required to make royalty payments to the third party on sales of products manufactured utilizing the technology until such termination date.  Since these patents expired, we no longer have exclusive rights to this technology and, as a result, may face additional competition that could adversely affect our revenues.  Moreover, our competitors, certain of which may have significantly greater resources than us, may utilize different technology in the manufacture of products that are similar to those currently manufactured, or that may in the future be manufactured, by us.  The entry of any such products into the marketplace could have a material adverse effect on our sales of certain T.G.I. Friday’s®, Boulder Canyon®, NATHAN’S FAMOUS®  and Tato Skins® brand products, certain private label branded products, as well as any such future products.

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

Our manufacturing costs are subject to fluctuations in the prices of certain commodity prices.  Berries are not readily available year-round, therefore, we use an individual quick frozen (IQF) technique to freeze the berries harvested for use during the year to meet processing demands.  In addition to freezing our own home-grown berries, we also purchase a substantial amount of berries from outside suppliers to meet customer demands.  We are dependent on our suppliers to provide us with adequate supply and on a timely basis.  The failure of certain suppliers to meet our performance specifications, quality standards or delivery schedules could have a material adverse effect on our operating results.  To the extent that certain types of berries become scarce, substantially increase in price, or become unavailable or unavailable on commercially attractive terms, our operating results could be materially and adversely affected.

Risks Related to Our Securities

The market price of our Common Stock is volatile.

The market price of our Common Stock has experienced a high level of volatility.  During fiscal 2012, the market price of our Common Stock (based on last reported sale price of the Common Stock on the Nasdaq Global Market) ranged from a high of $7.66 per share to a low of $3.69 per share.  The last reported sales price of the Common Stock on the Nasdaq Global Market on December 29, 2012 was $6.31 per share.

A significant amount of our Common Stock is controlled by a small number of shareholders, and the interests of such shareholders may conflict with those of other shareholders.

As of December 29, 2012, Larry Polhill, a member of our Board of Directors, beneficially owned 21.8% of our outstanding shares.  As a result, Mr. Polhill may be able to exercise significant influence over the Company and certain matters requiring approval of its stockholders, including the approval of significant corporate transactions, such as a merger or other sale of the Company or its assets.  This could limit the ability of other stockholders of the Company to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control of the Company.  Apart from transfer restrictions arising under applicable provisions of the securities laws, there are no restrictions on the ability of Mr. Polhill to transfer any or all of his beneficial ownership at any time.  One or more of such transfers could have the effect of transferring effective control of the Company, including to one or more parties not currently known to us.

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

Section 203 of the Delaware General Corporation Law may have an anti-takeover effect.

Under Section 203 of the Delaware General Corporation Law (the “DGCL”), we are prohibited from engaging in any business combination (as defined in the DGCL) with any interested shareholder (as defined in the DGCL) unless certain conditions are met.  This statutory provision could also have an anti-takeover effect.

Item 1B.  Unresolved Staff Comments

Not Applicable.

Item 2.  Properties

We own a 140,000 square foot manufacturing facility located on 15 acres of land in Bluffton, Indiana, approximately 20 miles south of Ft. Wayne, Indiana.  The facility is financed by a mortgage with U.S. Bank National Association that matures in December 2016.

We own a 60,000 square foot manufacturing facility located on 7.7 acres of land in Goodyear, Arizona, approximately 15 miles west of Phoenix, Arizona.  In June 2012, we paid off the remaining balance of $1.3 million on the maturing mortgage loan on the Goodyear facility using working capital.

We own a farming, processing and storage facility located on 798.6 acres of leased land in Lynden, Washington, of which 696 acres are leased from the Uptrails Group LLC, owned by three members of the Rader family.  One of the three, Brad Rader, is a current employee of ours and one of the others, Sue Rader, was a former owner of Rader Farms.  This operating lease commenced on the acquisition date and was extended in October 2012 through May 17, 2027.  Lease payments are $43,500 per month through May 17, 2017 at which time they increase to $52,200 for the duration of the term of the lease.

We lease one-half of a 200,000 square foot facility in Bluffton, Indiana which is used as a distribution center.  This operating lease expires January 31, 2014 and current lease payments are approximately $32,500 per month.

We also lease approximately 13,865 square feet of office space in Phoenix, Arizona, which is used as our corporate headquarters.  The lease expires April 1, 2017 and current lease payments are approximately $26,000 per month.

We are responsible for all insurance costs, utilities and real estate taxes in connection with our facilities.  We believe that our facilities are adequately covered by insurance.

Item 3.  Legal Proceedings

For a discussion of legal proceedings, see Note 11 to the Consolidated Financial Statements in Part II, Item 8 of this report.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Common Stock is traded on the Nasdaq Global Market tier of the Nasdaq Stock Market under the symbol “SNAK.”  There were approximately 180 shareholders of record on March 8, 2013.  We believe the number of beneficial owners is substantially greater than the number of record holders because a large portion of the Common Stock is held of record in broker “street names.”

We have never declared or paid any dividends on the shares of Common Stock.  Management intends to retain any future earnings for the operation and expansion of our business and does not anticipate paying any dividends at any time in the foreseeable future.  Additionally, certain debt agreements of ours limit our ability to declare and pay dividends.

The following table sets forth the range of high and low sale prices of our Common Stock as reported on the Nasdaq Global Market for each quarter of the fiscal year ended December 29, 2012, and as reported on the Nasdaq Capital Market for each quarter of the fiscal year ended December 31, 2011.

	Common Stock
	High	Low
Fiscal 2012:
First Quarter	$4.96	$3.69
Second Quarter	$6.67	$5.01
Third Quarter	$7.66	$5.69
Fourth Quarter	$6.60	$5.72

Fiscal 2011:
First Quarter	$4.48	$3.33
Second Quarter	$4.45	$3.78
Third Quarter	$4.76	$3.89
Fourth Quarter	$4.24	$3.62

The information appearing under the heading “Securities Authorized for Issuance under Equity Compensation Plans” in our 2013 Proxy Statement is incorporated by reference in this section.

See Note 8 to our Financial Statements in this annual report for a summary of treasury stock repurchases and retirements.

INVENTURE FOODS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Executive Overview

Inventure Foods, Inc. is a leading specialty food marketer and manufacturer of healthy/natural and indulgent specialty snack food brands.  Our products are marketed under a strong portfolio of brands, including T.G.I. Friday’s®, Rader Farms®, Boulder CanyonTM, Poore Brothers®, Nathan’s Famous ®, BURGER KING®, Jamba®, Bob’s Texas Style®, Vidalia® and Tato Skins®.  T.G.I. Friday’s®, Jamba®, Nathan’s Famous®, BURGER KING® and Vidalia® are licensed brand names.  Our license to sell BURGER KING® brand snack products expired December 31, 2012.  In 2012, T.G.I. Friday’s® revenues comprised 25% of total net revenues, compared to 28% of total net revenues in 2011.  We complement our branded product retail sales with private label sales.  The majority of our revenues are attributable to external customers in the United States.  We sell to external customers internationally, however the revenues attributable to those customers are immaterial.

All of our assets are located in the United States and include manufacturing facilities in Arizona, Indiana and Washington.  The farming and processing and storage facility is located on 798 acres of leased land in Lynden, Washington, of which 696 acres are leased from the Uptrails Group, LLC, partially owned by one of our current employees and a former owner of Rader Farms.

On November 5, 2012, we sold our DSD business for $1.2 million in cash, which primarily covered a network of independently operated and owned service routes and limited fixed assets associated with the DSD business.  We received an additional $0.3 million for inventory on-hand.  We recognized a net gain of $1.1 million in continuing operations as we will continue to indirectly sell our products through this network at a reduced cost and will no longer sell distributed products.  2012 sales of distributed products were $2.6 million.  Our DSD business was part of our Snack segment and included a limited number of snack food products purchased and sold through our DSD network in Arizona.

2012 was a record volume year for the Company with net revenues of $185.2 million, a 14.1% increase over the prior year.  Key focus areas are product innovation, including the launch of a number of new items expanding the Jamba® product line including a new pair of superfruit smoothies featuring non-fat Greek yogurt, Pomegranate Pick-Me-Up™ and Acai Super-Antioxidant™, as well as Jamba® Multigrain Fruit Crisps, Cranberry Crave and Blueberry Blast.  During 2012, we also launched Vidalia® Sweet Onion Petals™ under a new licensing agreement with Vidalia Brands, Inc.

Our frozen fruit business led the way this year as that category is experiencing growth both in the branded and private label business as more consumers recognize the benefits of frozen fruits, which are harvested at the peak of ripeness and lock in essential vitamins and minerals.  In 2012, the frozen fruit category as a whole increased 11% from last year.  Our Jamba® smoothie products have also continued to gain market share.  In 2012, the smoothie category as a whole was up 25% from last year.  In addition, the snack industry has been heavily influenced by a proliferation of new flavors and health focused snacks, with a rapid increase in the number of low-fat, low-carb, all-natural and organic products.  Mainstream retailers such as Kroger have now created standalone natural and organic sections in their stores.  We believe the trend for healthier snacks will continue and will provide new revenue growth opportunities for our Rader Farms®, Boulder Canyon® and premium private label products.  During the year, we invested heavily in the Jamba® and Boulder Canyon® brands.  We expect to continue brand investments in 2013 to drive continued sales and earnings growth in the long term.

Given the current economic environment, more consumers are moving towards the discount channel, which continues to provide revenue growth opportunities for certain of our snack food brands.  Additionally, this trend has resulted in increased consumer price sensitivity making it difficult for us to raise prices.

Results of Operations

The following discussion summarizes the significant factors affecting our consolidated operating results, financial condition, liquidity and capital resources.  This discussion should be read in conjunction with “Item 8.: Financial Statements and Supplementary Data” and the “Cautionary Statement Regarding Forward-Looking Statements” on page 3.

Our fiscal year ends on the last Saturday occurring in the month of December of each calendar year. Accordingly, fiscal 2012 commenced January 1, 2012 and ended December 29, 2012. The fiscal year end dates result in an additional week of results every five or six years. There are 52 weeks in the 2012 fiscal year and 53 weeks in the 2011 fiscal year. The following table sets forth for the periods presented certain financial data as a percentage of net sales for the years ended December 29, 2012 and December 31, 2011:

	2012	2011
Net revenues	100.0%	100.0%
Cost of revenues	80.1	81.4
Gross profit	19.9	18.6
Selling, general and administrative expenses	13.8	15.4
Operating income	6.1	3.2
Gain on sale of DSD	(0.6)	0.0
Interest expense, net	0.4	0.5
Income before income taxes	6.3	2.7
Income tax provision	2.3	0.9
Net income	4.0%	1.7%

Our operations consist of two reportable segments:  snack products and frozen products.  The snack products segment includes manufactured potato chips, kettle chips, potato crisps, potato skins, pellet snacks and extruded product for sale primarily to snack food distributors and retailers.  Until the sale of our DSD business in November 2012, this segment also included a limited number of snack food products purchased and sold through our local distribution network in Arizona.  The frozen product segment produces frozen fruit products, such as berries and smoothies, for sale primarily to groceries, club stores and mass merchandisers.

Net Revenues.  In 2012, net revenues increased 14.1%, or $22.9 million, to $185.2 million compared with net revenues of $162.2 million for the previous fiscal year.  Excluding the extra reporting week, consolidated net revenues increased by 17.2% over the same period last year.  Our net revenues by operating segment were as follows:

	Year Ended
	December 29, 2012	December 31, 2011	% Change
Snack	$94,355,925	$95,053,716	(0.7)%
Frozen	90,823,502	67,178,702	35.2%
Consolidated	$185,179,427	$162,232,418	14.1%

Snack segment revenue was $94.4 million, down $0.7 million and 0.7% from prior year.  The snack segment revenue was impacted by our sale of our DSD business in the fourth quarter.  Our distributed products were down 31.7% for the year, which was primarily due to the sale of our DSD business in the fourth quarter of 2012.  Our Boulder Canyon® products were down slightly by 1.6% due to the extra week in the prior year.  These decreases were partially offset by improved sales volumes of our private label business which increased 15.8% and T.G.I.Friday’s® which increased 1.9%.

Frozen segment net revenues were $90.8 million, an increase of $23.6 million or 35.2%.  Excluding Jamba®, frozen segment net revenues improved by $24 million or 45.0% compared to prior year.  This increase was a result of strong volume growth in both our branded and private label business.  Jamba® net revenues totaled $13.8 million, a decrease of $0.2 million as a result of the additional week in 2011.

Gross Profit.  Gross profit for 2012 was $36.9 million, compared to $30.1 million for the prior year, with gross margin increasing 130 basis points to 19.9% for the year ended December 29, 2012 compared to 18.6% for the year ended December 31, 2011.  Our gross profit and gross profit as a percentage of net sales by operating segment were as follows:

	Year Ended
	December 29, 2012	% of Net Revenues	December 31, 2011	% of Net Revenues
Snack	$19,387,079	20.5%	$18,172,256	19.1%
Frozen	17,504,940	19.3%	11,961,672	17.8%
Consolidated	$36,892,019	19.9%	$30,133,928	18.6%

Snack products segment gross profit of $19.4 million increased $1.2 million or 6.7% and was up as a percentage of net revenues to 20.5% in 2012 from 19.1% in 2011.  Snack products segment gross profit increased as a result of operational efficiencies, favorable material costs and we benefited from the sale of our lower margin DSD business.

The frozen products segment gross profit of $17.5 million was up $5.5 million or 46.3%, and increased as a percentage of net revenues to 19.3% from 17.8%.  The increase in gross margin for the year are primarily attributable to favorable berry costs and overall plant efficiencies on higher volume.

Selling, General and Administrative Expenses.  Selling, general and administrative (“SG&A”) expenses increased 2.5%, or $0.6 million, for the year ended December 29, 2012.  SG&A expense decreased 160 basis points to 13.8% as a percentage of net sales for the year ended December 29, 2012.  The increase in SG&A expense dollars was primarily attributable to increased compensation costs as a result of achieving certain financial goals as well as increased professional service costs.  These increases were partially offset by reduced overall Jamba sampling expenses compared to our national product launch in 2011.

Interest Expense.  Net interest expense for the year ended December 29, 2012 declined 13.7%, to $0.8 million, compared to $0.9 million during the year ended December 31, 2011.  The decrease was due primarily to lower average borrowing rates year to year and the pay-off of our Goodyear mortgage, which was our highest interest rate debt.

Gain on Sale of DSD Business.  On November 5, 2012, we sold our DSD business for $1.2 million in cash, which primarily covered a network of independently operated and owned service routes and limited fixed assets associated with the DSD business.  We received an additional $0.3 million for inventory on-hand.  We recognized a net gain of $1.1 million in continuing operations as we will continue to indirectly sell our products through this network at a reduced cost and will no longer sell distributed products.  2012 sales of distributed products were $2.6 million.  Our DSD business was part of our Snack segment and included a limited number of snack food products purchased and sold through our DSD network in Arizona.

Income Tax Provision.  The income tax provision of $4.2 million is $2.7 million more than the $1.5 million of tax provision in the prior year.  Our effective income tax expense rate was 36.2% in 2012 compared to 34.9% in 2011.  The change in the effective rate is primarily due to a decrease in the tax rate benefit of various tax credits.  This tax credit reduction represents a 2.2% increase in the effective tax rate for the year and is offset by tax rate reductions of 0.7% from lower state taxes and 0.2% from lower nondeductible expenses and other items.

Liquidity and Capital Resources

Liquidity represents our ability to generate sufficient cash flows from operating activities to satisfy obligations as well as our ability to obtain appropriate financing.  Therefore, liquidity cannot be considered separately from capital resources that consist primarily of current and potentially available funds for use in achieving our objectives.  Currently, our liquidity needs arise primarily from working capital requirements, capital expenditures, and debt repayment.  Sufficient liquidity is expected to be available to enable us to meet these demands.  Net working capital was $25.2 million (a current ratio of 2.1:1) and $22.9 million (a current ratio of 1.8:1) at December 29, 2012 and December 31, 2011, respectively.

Operating Cash Flows

Net cash provided by operating activities was $11.2 million for the fiscal year ended December 29, 2012 and $4.7 million for the fiscal year ended December 31, 2011.  The overall increase of $6.5 million was primarily driven by an increase in cash from operations and working capital requirements.  In 2012, our inventories decreased $4.2 million during the year as a result of increased sales volume, reduced overall berry prices and a lower yield from our 2012 berry harvest.  Additionally, we incurred increases in accounts receivable of $1.8 million in 2012 compared to an increase of $4.1 million in 2011, attributable to our net revenue growth.  The $14.0 million year-over-year inventory decrease is the primary driver of the $14.0 million year-over-year decrease in accounts payable and accrued liabilities during 2012.

Investing Cash Flows

Net cash used in investing activities was $4.1 million in 2012 compared to $9.7 million in 2011.  Our 2012 investing activities included $5.6 million in capital expenditures offset by $1.5 million in gross proceeds from the sale of our DSD business and related inventory.  Capital expenditures of $5.6 million in 2012 primarily relate to the purchase of manufacturing equipment of $3.8 million, primarily for cooling equipment to efficiently and effectively cool fruit directly from the fields after harvesting and new packaging equipment at our Lynden facility, $0.6 million of capital expenditures related to the purchase and preproduction costs of berry plants, and $1.2 million in other expenditures relating to software, building improvements and office equipment.  Capital expenditures of $9.7 million in 2011 primarily relate to the purchase of manufacturing equipment of $6.4 million, primarily at our Goodyear facility for new kettles and packaging equipment, $0.9 million of capital expenditures related to the purchase and preproduction costs of berry plants, $1.5 million of building improvements, and $0.9 million in furniture and office equipment.  In 2013, we plan to spend $7.6 million in capital expenditures, primarily at our manufacturing facilities.  Capital expenditures are funded primarily by net cash flow from operating activities, cash on hand, and available credit from our credit facility.

Financing Cash Flows

Net cash used by financing activities for fiscal year 2012 was $7.4 million compared to cash provided by financing activities of $4.7 million in 2011.  The $12.1 million decrease in year over year net cash provided by financing activities is driven by paying down $11.2 million more on our revolving line of credit and $1.5 million more in payments made on long term debt, which includes the payoff of our mortgage on our Goodyear facility offset by a net $0.6 million increase in cash used in financing activities related to equity compensation.  Our decrease in borrowings was funded with cash provided by operating activities and proceeds from the sale of our DSD business.

Debt and Capital Resources

At December 29, 2012, there was $10.3 million of borrowing availability under the revolving line of credit in our Loan Agreement with U.S. Bank.  As is customary in such financings, U.S. Bank may terminate its commitments and accelerate the repayment of amounts outstanding and exercise other remedies upon the occurrence of an event of default (as defined in the Loan Agreement), subject, in certain instances, to the expiration of any applicable cure period.  The agreement requires us to maintain compliance with certain financial covenants, including a minimum fixed charge coverage ratio and a leverage ratio.  At December 29, 2012, we were in compliance with all of the financial covenants.

See Note 6 to our Financial Statements “Long Term Debt and Line of Credit.”

Outlook

We believe that our current financing arrangement with U.S. Bank will provide adequate ability to finance our working capital needs and future capital expenditures.  We anticipate 2013 capital expenditures of approximately $7.6 million, funded through working capital and various purchase or leasing arrangements.  Our plans are not expected to materially affect our financial ratios or liquidity.  In connection with the implementation of our business strategy, discussed in detail in “Item 1: Business,” we may incur operating losses in the future and may require future debt or equity financings (particularly in connection with future strategic acquisitions, new brand introductions or capital expenditures).  Expenditures relating to acquisition-related integration costs, market and territory expansion and new product development and introduction may adversely affect promotional and operating expenses and consequently may adversely affect operating and net income.  These types of expenditures are expensed for accounting purposes as incurred, while revenue generated from the result of such expansion or new products may benefit future periods.  We believe that we will generate positive cash flow from operations during the next twelve months, which, along with our existing working capital and borrowing facilities, will enable us to meet our operating cash requirements for the next twelve months.  The belief is based on current operating plans and certain assumptions, including those relating to our future revenue levels and expenditures, industry and general economic conditions and other conditions.  For instance, if current general economic conditions continue or worsen, we believe that our sales forecasts may prove to be less reliable than they have in the past as consumers may change their buying habits with respect to snack food products.  Unexpected price increases for commodities used in our snack products, or adverse weather conditions affecting our Rader Farms crop yield could also impact our financial condition.  If any of these factors change, we may require future debt or equity financings to meet our business requirements.  Any required financings may not be available or, if available, may not be on terms attractive to us.

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

We do not have any off-balance sheet arrangements that are required to be disclosed pursuant to these regulations, other than those described in the Notes to Consolidated Financial Statements.  We do not have, nor do we engage in, transactions with any special purpose entities.  Other than an interest rate swap, we are not engaged in any derivative activities and had no forward exchange contracts outstanding at December 29, 2012.  In the ordinary course of business, we enter into operating lease commitments, purchase commitments and other contractual obligations.  These transactions are recognized in our financial statements in accordance with generally accepted accounting principles in the United States, and are more fully discussed below.

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

Marketing Costs.  These costs include various sponsorships, coupon administration and consumer advertising programs that we enter into throughout the year, and are expensed as incurred.  We participate in a coupon programs such as Sunday Free Standing Inserts (FSIs), digital marketing and coupon programs and Social Media including Facebook, Twitter and Google advertising.  We use a national Public Relationship firm to promote all of our brands throughout the year targeting newspapers, magazines, web sites, bloggers, television and radio stations.  We are a national co-sponsor of American Rivers, a leading conservation organization protecting and restoring America’s rivers.  We are allowed to use the American Rivers mark on packaging and printed materials as well as directly promote products to members and river cleanup volunteers.  Our marketing programs also include selective event sponsorship designed to increase brand awareness and to provide opportunities to mass sample branded products.

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

INVENTURE FOODS, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Item 8.                                                         Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Inventure Foods, Inc.
Phoenix, Arizona

We have audited the accompanying consolidated balance sheets of Inventure Foods, Inc. and subsidiaries (the “Company”) as of December 29, 2012 and December 31, 2011, and the related consolidated statements of operations, stockholders’ equity, comprehensive income and cash flows for each of the two years in the period ended December 29, 2012.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Inventure Foods, Inc. and subsidiaries as of December 29, 2012 and December 31, 2011, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 29, 2012, in conformity with generally accepted accounting principles in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Inventure Foods, Inc. and subsidiaries’ internal control over financial reporting as of December 29, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 13, 2013 expressed an unqualified opinion thereon.

/s/ MOSS ADAMS LLP

Scottsdale, Arizona
March 13, 2013

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Inventure Foods, Inc.
Phoenix, Arizona

We have audited the internal control over financial reporting of Inventure Foods, Inc. and subsidiaries (the “Company”) as of December 29, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Inventure Foods, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 29, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Inventure Foods, Inc. and subsidiaries as of December 29, 2012 and December 31, 2011, and the consolidated statements of operations, stockholders’ equity, comprehensive income and cash flows for each of the two years in the period ended December 29, 2012 and our report dated March 13, 2013 expressed an unqualified opinion on those consolidated financial statements.

/s/ MOSS ADAMS LLP

Scottsdale, Arizona
March 13, 2013

INVENTURE FOODS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 29, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$419,480	$664,488
Accounts receivable, net	17,547,036	15,741,758
Inventories	27,071,004	31,682,080
Deferred income tax asset	1,029,830	766,805
Other current assets	1,323,296	1,526,818
Total current assets	47,390,646	50,381,949

Property and equipment, net	34,050,806	33,182,331
Goodwill	11,616,225	11,616,225
Trademarks and other intangibles, net	2,009,849	2,033,160
Other assets	826,348	761,258
Total assets	$95,893,874	$97,974,923

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,178,221	$14,891,297
Accrued liabilities	8,414,607	9,531,942
Current portion of long-term debt	1,646,175	3,025,011
Total current liabilities	22,239,003	27,448,250

Long-term debt, less current portion	6,897,321	8,595,109
Line of credit	10,117,149	15,183,910
Deferred income tax liability	3,967,812	3,550,560
Interest rate swaps	766,218	843,635
Other liabilities	807,123	743,909
Total liabilities	44,794,626	56,365,373

Commitments and contingencies (Notes 7 and 11)

Shareholders’ equity:

Common stock, $.01 par value; 50,000,000 shares authorized; 19,571,052 and 18,631,133 shares issued and outstanding at December 29, 2012 and December 31, 2011, respectively	195,711	186,312
Additional paid-in capital	29,660,227	27,675,786
Accumulated other comprehensive loss	(377,801)	(425,025)
Retained earnings	22,092,306	14,643,672
	51,570,443	42,080,745
Less : treasury stock, at cost: 367,957 shares at December 29, 2012 and December 31, 2011	(471,195)	(471,195)
Total shareholders’ equity	51,099,248	41,609,550
Total liabilities and shareholders’ equity	$95,893,874	$97,974,923

The accompanying notes are an integral part of these consolidated financial statements.

INVENTURE FOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	December 29, 2012	December 31, 2011
Net revenues	$185,179,427	$162,232,418
Cost of revenues	148,287,408	132,098,490
Gross profit	36,892,019	30,133,928
Operating expenses:
Selling, general and administrative expenses	25,547,728	24,924,343
Operating income	11,344,291	5,209,585
Non-operating (income) expense:
Gain on sale of DSD business	(1,101,320)	—
Interest expense, net	764,066	884,910
Income before income tax expense	11,681,545	4,324,675
Income tax expense	4,232,911	1,507,838
Net income	$7,448,634	$2,816,837

Earnings per common share:
Basic	$0.40	$0.16
Diluted	$0.38	$0.15

Weighted average number of common shares:
Basic	18,821,495	18,109,548
Diluted	19,573,533	19,198,868

The accompanying notes are an integral part of these consolidated financial statements.

INVENTURE FOODS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	December 29, 2012	December 31, 2011
Net income	$7,448,634	$2,816,837
Change in fair value of interest rate swaps, net of tax	47,224	(118,123)
Comprehensive income	$7,495,858	$2,698,714

The accompanying notes are an integral part of these consolidated financial statements.

INVENTURE FOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Treasury
	Shares	Amount	Capital	Earnings	Income (Loss)	Stock, at Cost	Total
Balance, December 25, 2010	18,372,824	$183,729	$26,557,191	$11,826,835	$(306,902)	$(471,195)	$37,789,658
Net income				2,816,837			2,816,837
Other comprehensive loss, net of tax	—	—	—	—	(118,123)	—	(118,123)
Stock-based compensation expense	—	—	992,525	—	—	—	992,525
Tax benefit from equity awards	—	—	151,134	—	—	—	151,134
Issuance of common stock under employee stock plans, net of shares withheld for payroll taxes	258,309	2,583	(25,064)	—	—	—	(22,481)
Balance, December 31, 2011	18,631,133	$186,312	$27,675,786	$14,643,672	$(425,025)	$(471,195)	$41,609,550
Net income				7,448,634			7,448,634
Other comprehensive income, net of tax	—	—	—	—	47,224	—	47,224
Stock-based compensation expense	—	—	1,274,911	—	—	—	1,274,911
Tax benefit from equity awards	—	—	840,595	—	—	—	840,595
Issuance of common stock under employee stock plans, net of shares withheld for payroll taxes	939,919	9,399	(131,065)	—	—	—	(121,666)
Balance, December 29, 2012	19,571,052	$195,711	$29,660,227	$22,092,306	$(377,801)	$(471,195)	$51,099,248

The accompanying notes are an integral part of these consolidated financial statements.

INVENTURE FOODS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	December 29, 2012	December 31, 2011
Cash flows provided by operating activities:
Net income	$7,448,634	$2,816,837
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4,677,637	4,601,582
Amortization	23,311	67,923
Provision for bad debts	1,900	110,664
Deferred income taxes	154,228	123,239
Excess income tax benefit from stock-based compensation	(840,595)	(151,134)
Stock-based compensation expense	735,753	441,772
Restricted stock compensation expense	539,158	550,753
Gain on sale of DSD business	(1,101,320)	—
(Gain) loss on disposition of equipment	(19,646)	20,461
Changes in assets and liabilities:
Accounts receivable	(1,816,014)	(4,149,366)
Inventories	4,166,453	(9,867,150)
Other assets and liabilities	992,573	(158,141)
Accounts payable and accrued liabilities	(3,738,155)	10,262,919
Net cash provided by operating activities	11,223,917	4,670,359
Cash flows used in investing activities:
Purchase of property and equipment	(5,608,708)	(9,728,505)
Proceeds from Sale of DSD business	1,511,020	—
Net cash used in investing activities	(4,097,688)	(9,728,505)
Cash flows provided by financing activities:
Net borrowings on line of credit	(5,066,761)	6,087,018
Proceeds from issuance of common stock under equity award plans	181,199	73,680
Payments made on capital lease obligations	(505,353)	(504,484)
Proceeds from lender for capital lease financing	—	138,130
Payments made on long term debt	(2,518,052)	(1,203,391)
Excess income tax benefit from stock-based compensation	840,595	151,134
Payment of payroll taxes on stock-based compensation through shares withheld	(302,865)	—
Net cash (used in) provided by financing activities	(7,371,237)	4,742,087
Net decrease in cash and cash equivalents	(245,008)	(316,059)
Cash and cash equivalents at beginning of year	664,488	980,547
Cash and cash equivalents at end of year	$419,480	$664,488

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$776,177	$899,583
Cash paid during the period for income taxes	$3,094,352	$1,767,218

Supplemental disclosures of non-cash investing and financing transactions:
Capital lease obligations incurred for the acquisition of property and equipment	$—	$68,000

The accompanying notes are an integral part of these consolidated financial statements.

INVENTURE FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.                   Organization, Business and Summary of Significant Accounting Policies:

Inventure Foods, Inc., a Delaware corporation (the “Company,” referred to as “we” “our” or “us”), is a $185+ million leading marketer and manufacturer of healthy/natural and indulgent specialty snack food brands.

Our goal is to build a rapidly growing specialty brand company that specializes in evolving consumer eating habits in two primary product segments: 1) Healthy/Natural Food Products 2) Indulgent Specialty Snack Food Brands.  We sell our products nationally through a number of channels including: Grocery, Natural, Mass Merchandisers, Drug, Club, Vending, Food Service, Convenience Stores and International.  Our goal is to have a diversified portfolio of brands, products, customers and distribution channels.

In the healthy/natural portfolio, products include Rader Farms frozen berries, Boulder Canyon Natural Foods® brand kettle cooked potato chips, Jamba® branded blend-and-serve smoothie kits under license from Jamba Juice Company and private label frozen fruit and healthy/natural snacks.  In November 2012, we entered into a license agreement with Seattle’s Best Coffee LLC, and launched a line of blend-and-serve frozen coffee drink kits.  Production and distribution of these products are scheduled to begin during the first quarter of 2013.

In the Indulgent Specialty category, products include T.G.I. Friday’s® brand snacks under license from T.G.I. Friday’s Inc., BURGER KING™ brand snack products under license from Burger King Corporation, Nathan’s Famous® brand snack products under license from Nathan’s Famous Corporation, Vidalia® brand snack products under license from Vidalia Brands, Inc., Poore Brothers® kettle cooked potato chips, Bob’s Texas Style® kettle cooked chips, and Tato Skins® brand potato snacks.  Our license to sell Burger King™ brand snacks products expired December 31, 2012.  We also manufacture private label snacks for certain grocery retail chains and distribute snack food products in Arizona that are manufactured by others.

We own and operate manufacturing facilities in three locations.  Our snack products are manufactured at the Arizona and Indiana plants as well as some third party plants for certain products.  Our frozen berry products are manufactured by our wholly-owned subsidiary Rader Farms, Inc., a Delaware Corporation (“Rader Farms”).  Rader Farms grows, processes and markets premium berry blends, raspberries, blueberries, and rhubarb and purchases marionberries, cherries, cranberries, strawberries and other fruits from a select network of fruit growers for resale.  The fruit is processed, frozen and packaged for sale and distribution to wholesale customers.  We also use third party processors for certain products.

On November 5, 2012, we sold our Direct-Store-Delivery (DSD) business for $1.2 million in cash, which primarily covered a network of independently operated and owned service routes and limited fixed assets associated with the DSD business.  We received an additional $0.3 million for inventory on-hand.  We recognized a net gain of $1.1 million in continuing operations as we will continue to indirectly sell our products through this network at a reduced cost and will no longer sell distributed products.  2012 sales of distributed products were $2.6 million.  Our DSD business was part of our Snack segment and included a limited number of snack food products purchased and sold through our DSD network in Arizona.

Our fiscal year ends on the last Saturday occurring in the month of December of each calendar year.  Accordingly, the fiscal year end dates result in an additional week of results every five or six years.  Fiscal year 2012 commenced January 1, 2012 and ended December 29, 2012, resulting in a 52 week fiscal year.  Fiscal year 2011 commenced December 26, 2010 ended December 31, 2011, resulting in a 53 week fiscal year.

INVENTURE FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

At December 29, 2012 and December 31, 2011, the carrying value of cash, accounts receivable, accounts payable and accrued liabilities approximate fair values since they are short-term in nature.  The carrying value of the long-term debt approximates fair-value based on the borrowing rates currently available to us for long-term borrowings with similar terms.

		December 29, 2012		December 31, 2011
Balance Sheet Classification		Interest Rate Swaps	Non-qualified Deferred Compensation Plan Investments	Interest Rate Swaps	Non-qualified Deferred Compensation Plan Investments
Interest rate swaps	Level 1	$—	$—	$—	$—
	Level 2	(766,218)	—	(843,635)	—
	Level 3	—	—	—	—
		$(766,218)	$—	$(843,635)	$—

Other assets	Level 1	$—	$440,130	$—	$384,778
	Level 2	—	—	—	—
	Level 3	—	—	—	—
		$—	$440,130	$—	$384,778

Considerable judgment is required in interpreting market data to develop the estimate of fair value of our derivative instruments.  Accordingly, the estimate may not be indicative of the amounts that we could realize in a current market exchange.  The use of different market assumptions or valuation methodologies could have a material effect on the estimated fair value amounts.

INVENTURE FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

INVENTURE FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

See Note 2 “Goodwill, Trademarks, and Other Intangible Assets” for additional information.

Self-Insurance Reserves

We are partially self-insured for the purposes of providing health care benefits to employees covered by our insurance plan.  The plan covers all full-time employees of the Company on the first day of the month after hiring date for salaried employees, and the first day of the month following the ninetieth day of service for hourly employees.  The plan covers the employee’s dependents, if elected by the employee.  We have contracted with an insurance carrier for stop loss coverage that commences when $75,000 in claims is paid annually for a covered participant.  In addition, we have contracted for aggregate stop loss insurance which provides coverage after the maximum amount paid by us exceeds approximately $1.5 million.  Estimated unpaid claims included in accrued liabilities amount to $0.4 million and $0.3 million at December 29, 2012 and December 31, 2011 respectively.  These amounts represent management’s best estimate of amounts that have not been paid prior to the year-end dates.  It is reasonably possible that the expense we will ultimately incur could differ.

Revenue Recognition

In accordance with accounting principles generally accepted in the United States, we recognize operating revenues upon shipment of products to customers provided title and risk of loss pass to our customers.  In those instances where title and risk of loss does not pass until delivery, revenue recognition is deferred until delivery has occurred.  In our snack products segment, revenue for products sold through our local distribution network prior to the sale of this business in November 2012, was recognized when the product is received by the retailer.

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

Marketing Costs

We recorded $0.9 million and $1.0 million, in fiscal years 2012 and 2011 respectively, for advertising costs which are included in selling, general and administrative expenses on the Consolidated Statements of Operations.  These costs include various sponsorships, coupon administration and consumer advertising programs that we enter into throughout the year, and are expensed as incurred.  We are a national co-sponsor of American Rivers, a leading conservation organization protecting and restoring America’s rivers.  We are allowed to use the American Rivers mark on packaging and printed materials as well as directly promote products to members and river cleanup volunteers.  Our marketing programs also include selective event sponsorship designed to increase brand awareness and to provide opportunities to mass sample branded products.

Also included in selling, general and administrative expense are costs and fees relating to the execution of in-store product demonstrations with club stores or grocery retailers, which were $1.9 million and $3.6 million for the years ended December 29, 2012 and December 31, 2011, respectively.  The cost of product used in the demonstrations, which is insignificant, and the fee we pay to the independent third party providers who conduct the in-store demonstrations, are recorded as expense when the event occurs.  Product demonstrations are conducted by independent third party providers designated by the various retailer or club chains.  During the in-store demonstrations, the consumers in the stores receive small samples of our products, and consumers are not required to purchase our product in order to receive the sample.

Shipping and Handling

Shipping and handling costs are included in cost of revenues.  We do not bill customers for freight.

INVENTURE FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

It is our policy to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense.  We do not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest or penalties recorded during the years ended December 29, 2012 and December 31, 2011.

We file income tax returns in the U.S. federal jurisdiction and various state jurisdictions.  Our U.S. federal income tax returns for years 2009 through 2011 remain open to examination by the Internal Revenue Service.  Our state tax returns for years 2008 through 2011 remain open to examination by the state jurisdictions.

Stock Options and Stock-Based Compensation

Stock options and other stock based compensation awards expense are adjusted for estimated forfeitures and are recognized on a straight-line basis over the requisite period of the award, which is currently one to five years for stock options, and one to three years for restricted stock.  We estimate future forfeiture rates based on our historical experience.

Compensation costs related to all stock-based payment arrangements, including employee stock options, are recognized in the financial statements based on the fair value method of accounting.  Excess tax benefits related to stock-based payment arrangements are classified as cash inflows from financing activities and cash outflows from operating activities.

See Note 8 “Shareholders’ Equity” for additional information.

Earnings Per Common Share

Basic earnings per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period.  Diluted earnings per share is calculated by including all dilutive common shares such as stock options and restricted stock.  For the year ended December 29, 2012, options to purchase 281,017 shares of our Common Stock were excluded from the calculation of diluted earnings per share because their effects were antidilutive.  For the year ended December 31, 2011, options to purchase 215,500 shares of our Common Stock were excluded from the calculation of diluted earnings per share because their effects were antidilutive.  These exclusions were made because the options’ exercise prices were greater than the average market price of our common stock for those periods.  Exercises of outstanding stock options or warrants are assumed to occur for purposes of calculating diluted earnings per share for periods in which their effect would not be anti-dilutive.  Earnings per common share was computed as follows for the years ended December 29, 2012 and December 31, 2011:

INVENTURE FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	December 29, 2012	December 31, 2011
Basic Earnings Per Share:
Net income	$7,448,634	$2,816,837
Weighted average number of common shares	18,821,495	18,109,548
Earnings per common share	$0.40	$0.16

Diluted Earnings Per Share:
Net income	$7,448,634	$2,816,837
Weighted average number of common shares	18,821,495	18,109,548
Incremental shares from assumed conversions of stock options and non-vested shares of restricted stock	752,038	1,089,320
Adjusted weighted average number of common shares	19,573,533	19,198,868
Earnings per common share	$0.38	$0.15

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

Recent Accounting Pronouncements

In 2011, the Financial Accounting Standards Board (“FASB”) issued two Accounting Standards Updates (“ASUs”), which amend the guidance for the presentation of comprehensive income.  The amended guidance eliminates the option to report other comprehensive income and its components in the statement of changes in equity.  Upon adoption, other comprehensive income must be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  Although the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in comprehensive income.  We adopted these ASUs in 2012 using two separate but consecutive statements.

In July 2012, the FASB issued new impairment testing requirements for indefinite-lived intangible assets.  Under the updated standard an entity would first perform a qualitative impairment test for indefinite-lived intangible assets to determine whether a quantitative assessment is necessary. The requirements are effective for annual and interim impairment tests for fiscal years beginning after September 15, 2012.  The Company adopted the requirements during fiscal year 2012, but elected to continue to perform a quantitative impairment analysis for our indefinite-lived intangibles.

2.                   Goodwill, Trademarks, and Other Intangible Assets:

Goodwill, trademarks and other intangibles, net consisted of the following as of December 29, 2012 and December 31, 2011:

	Estimated Useful Life	December 29, 2012	December 31, 2011
Goodwill:
Inventure Foods, Inc.		$5,986,252	$5,986,252
Rader Farms, Inc.		5,629,973	5,629,973
Total goodwill		$11,616,225	$11,616,225

Trademarks:
Inventure Foods, Inc.		$895,659	$895,659
Rader Farms, Inc.		1,070,000	1,070,000

Other intangibles:
Rader - Covenant-not-to-compete, gross carrying amount	5 years	—	160,000
Rader - Covenant-not-to-compete, accum. amortization		—	(146,685)
Rader - Customer relationship, gross carrying amount	10 years	100,000	100,000
Rader - Customer relationship, accum. amortization		(55,810)	(45,814)
Total trademarks and other intangibles, net		$2,009,849	$2,033,160

INVENTURE FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The trademarks are deemed to have an indefinite useful life because they are expected to generate cash flows indefinitely.  Amortization expense was $0.02 million and $0.04 million for the years ending December 29, 2012 and December 31, 2011, respectively.  The non-compete agreements were fully amortized in May 2012.  As of December 29, 2012, we expect amortization expense on these intangible assets over the next five years to be as follows:

Years Ending,	Amortization Expense
2013	$10,000
2014	10,000
2015	10,000
2016	10,000
2017	4,190
Thereafter	—
Total	$44,190

Goodwill and trademarks are reviewed for impairment annually in the fourth fiscal quarter, or more frequently if impairment indicators arise.  Goodwill is required to be tested for impairment between the annual tests if an event occurs or circumstances change that more-likely-than-not reduces the fair value of a reporting unit below its carrying value.  Intangible assets with indefinite lives are required to be tested for impairment between the annual tests if an event occurs or circumstances change indicating that the asset might be impaired.  We believe the carrying values of our intangible assets are appropriate.

3.                        Accrued Liabilities:

Accrued liabilities consisted of the following as of December 29, 2012 and December 31, 2011:

	2012	2011
Accrued payroll and payroll taxes	$2,443,617	$1,015,434
Accrued royalties and commissions	868,066	1,004,419
Accrued advertising and promotion	1,767,159	2,122,023
Accrued berry purchase payments	1,123,378	4,294,877
Accrued other	2,212,387	1,095,189
	$8,414,607	$9,531,942

4.                   Inventories:

Inventories consisted of the following as of December 29, 2012 and December 31, 2011:

	2012	2011
Finished goods	$9,468,584	$8,140,118
Raw materials	17,602,420	23,541,962
	$27,071,004	$31,682,080

5.                   Property and Equipment:

Property and equipment consisted of the following as of December 29, 2012 and December 31, 2011:

	Useful Lives	2012	2011
Buildings and improvements	20 – 30 years	$13,414,686	$13,372,831
Equipment	7 – 15 years	43,800,475	39,113,158
Land	—	346,506	346,506
Vehicles	5 years	50,315	51,128
Furniture and office equipment	2 – 5 years	4,962,360	4,774,956
		62,574,342	57,658,579
Less accumulated depreciation and amortization		(28,523,536)	(24,476,248)
		$34,050,806	$33,182,331

The total cost of equipment and furniture and office equipment included in the table above held under capital lease obligations was $2.6 million and $3.7 million as of December 29, 2012 and December 31, 2011, respectively.  Depreciation expense, including amortization of property under capital leases, for fiscal years 2012 and 2011 was $4.7 million and $4.6 million, respectively.

INVENTURE FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

6.                   Long-Term Debt and Line of Credit:

Long-term debt consisted of the following as of December 29, 2012 and December 31, 2011:

	December 29, 2012	December 31, 2011
Mortgage loan due monthly through July 2012; interest at 9.03%; collateralized by land and building in Goodyear, AZ	$—	$1,372,989
Mortgage loan due monthly through December 2016; interest rate at 30 day LIBOR plus 165 basis points, fixed through a swap agreement to 6.85%; collateralized by land and building in Bluffton, IN	2,000,306	2,078,710
Equipment term loan due monthly through May 2014; interest at LIBOR plus 165 basis points; collateralized by equipment at Rader Farms in Lynden, WA	1,285,714	2,142,857
Real Estate term loan due monthly through July 2017; interest at LIBOR plus 165 basis points; fixed through a swap agreement to 4.28%; secured by a leasehold interest in the real property in Lynden, WA	3,028,474	3,236,533
Capital lease obligations	2,229,002	2,787,573
Office Equipment leases due June 2012	—	1,458
	8,543,496	11,620,120
Less current portion of long-term debt	(1,646,175)	(3,025,011)
Long-term debt, less current portion	$6,897,321	$8,595,109

Annual maturities of long-term debt as of December 29, 2012 are as follows:

Year	Capital Lease Obligations	Debt
2013	$554,621	$1,165,315
2014	544,219	759,186
2015	533,714	354,632
2016	533,714	2,004,427
2017	394,364	2,030,934
Thereafter	—	—
Subtotal	2,560,632	6,314,494
Less: Amount representing interest	(331,630)	—
Total	$2,229,002	$6,314,494

To fund the acquisition of Rader Farms, we entered into a Loan Agreement (the “Loan Agreement”) with U.S. Bank.  Each of our subsidiaries is a guarantor of the Loan Agreement, which is secured by a pledge of all of the assets of our consolidated group.   The borrowing capacity available to us under the Loan Agreement consists of notes representing:

•            a revolving line of credit up to $25 million maturing on July 30, 2014;  At December 29, 2012, $10.1 million was outstanding and, based on eligible assets, $10.3 million was available under the line of credit.  All borrowings under the revolving line of credit bear interest at either (i) the prime rate of interest announced by U.S. Bank from time to time or (ii) LIBOR, plus the LIBOR Rate Margin (as defined in the revolving credit facility note as adjusted.)

•            Equipment term loan due May 2014.

•            Real estate term loan due July 2017.

As is customary in such financings, U.S. Bank may terminate its commitments and accelerate the repayment of amounts outstanding and exercise other remedies upon the occurrence of an event of default (as defined in the Loan Agreement), subject, in certain instances, to the expiration of an applicable cure period.  The agreement requires us to maintain compliance with certain financial covenants, including a minimum fixed charge coverage ratio and a leverage ratio.  At December 29, 2012, we were in compliance with all of the financial covenants.

INVENTURE FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

In June 2012, we paid off the remaining balance of $1.3 million on the maturing mortgage loan on the Goodyear facility using working capital.

Net interest expense consisted of the following for the fiscal years ended December 29, 2012 and December 31, 2011:

	2012	2011
Interest expense	$(764,252)	$(885,238)
Interest income	186	328
Interest expense, net	$(764,066)	$(884,910)

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

We entered into an interest rate swap in 2006 to convert the interest rate of the mortgage to purchase the Bluffton, Indiana plant from the contractual rate of 30 day LIBOR plus 165 basis points to a fixed rate of 6.85%.  The swap has a fixed pay-rate of 6.85% and a notional value of approximately $2.0 million and $2.1 million at December 29, 2012 and December 31, 2011, respectively, and expires in December 2016.  We evaluate the effectiveness of the hedge on a quarterly basis and at December 29, 2012 the hedge is highly effective.  The interest rate swap had a fair value of $343,710 and $385,899 at December 29, 2012 and December 31, 2011, respectively, which were recorded as a liability on the accompanying consolidated balance sheets.  The swap value was determined in accordance with the fair value measurement guidance discussed earlier using Level 2 observable inputs and approximates the loss that would have been realized if the contract had been settled at the end of the fiscal period.

We entered into another interest rate swap in January 2008 to effectively convert the interest rate on the real estate term loan to a fixed rate of 4.28%.  The interest rate swap is structured with decreasing notional values to match the expected pay down of the debt.  The notional value of the swap was $3.0 million and $3.2 million at December 29, 2012 and December 31, 2011, respectively.  The interest rate swap is accounted for as a cash flow hedge derivative and expires in July 2017.  We evaluate the effectiveness of the hedge on a quarterly basis and during the year ended December 29, 2012 the hedge is highly effective.  The interest rate swap had fair value of $422,508 and $457,735 at December 29, 2012 and December 31, 2011, respectively, which were recorded as a liability on the accompanying consolidated balance sheet.  This value was determined in accordance with the fair value measurement guidance discussed earlier using Level 2 observable inputs and approximates the loss that would have been realized if the contract had been settled at the end of the fiscal period.

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

We lease one-half of a 200,000 square foot facility in Bluffton, Indiana which is used as a distribution center.  This operating lease expires January 31, 2014 and current lease payments are approximately $32,500 per month.

We also lease approximately 13,865 square feet of office space in Phoenix, Arizona, which is used as our corporate headquarters.  The lease expires April 1, 2017 and current lease payments are approximately $26,000 per month.

We own a farming, processing and storage facility located on 696 acres of land in Lynden, Washington, which is leased from the Uptrails Group LLC, owned by three members of the Rader family.  One of the three, Brad Rader, is a current employee of ours and one of the others, Sue Rader, was a former owner of Rader Farms.  This operating lease commenced on the acquisition date and was extended in October 2012 through May 17, 2027.  Lease payments are $43,500 per month through May 17, 2017, at which time they increase to $52,200 for the duration of the term of the lease.

INVENTURE FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

In addition to our facility and land leases, we have entered into a variety of operating leases for equipment, vehicles and office space.  Rental expense under all operating leases was $1.6 million and $1.7 million for fiscal 2012 and 2011, respectively.  Minimum future rental commitments under non-cancelable leases as of December 29, 2012 are as follows:

Year	Operating Leases
2013	$1,468,439
2014	1,048,681
2015	1,001,099
2016	930,400
2017	775,500
Thereafter	6,390,630
Total	$11,614,749

We produce T.G.I. Friday’s® brand snacks, Tato Skins® brand potato crisps and Boulder CanyonTM Natural Foods  Rice and Bean snacks utilizing a sheeting and frying process that includes technology that we license from a third party.  Pursuant to the license agreement between us and the third party, we have a royalty-bearing, exclusive right license to use the technology in the United States, Canada, and Mexico until such time the parties mutually agree to terminate the agreement.  Even though the patents for this technology expired in December 2006, in consideration for the use of this technology, we are required to make royalty payments on sales of products manufactured utilizing the technology until such termination date.  However, should products substantially similar to Tato Skins®, O’Boisies® and Pizzarias® become available for any reason in the marketplace by any manufacturer other than us which results in a sales decline of 10% or more, any royalty obligation for the respective product(s) shall cease.

We license the T.G.I. Friday’s® brand snacks trademark from T.G.I. Friday’s Inc. under a license agreement with a term expiring in May 2014.  Pursuant to the license agreement, we are required to make royalty payments on sales of T.G.I. Friday’s® brand snack products and are required to achieve certain minimum sales levels by certain dates during the contract term.

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

We license the Vidalia® brand trademark from Vidalia Brands, Inc. under a license agreement with a an initial term expiring January 2014, which automatically extends for a five year period upon meeting certain minimum sales targets.  Pursuant to the license agreement, we are required to make royalty payments on sales of Vidalia® brand products during the contract term.

8.                                      Shareholders’ Equity:

Restricted Stock Awards

We have issued shares of restricted common stock as incentives to certain officers and members of the Board of Directors.  Restricted stock awards granted to officers contain performance restrictions which are required to be achieved over a three year measurement period in order for the shares to be awarded.  The number of performance-based restricted stock awards ultimately awarded varies based on whether we achieve certain financial results.  Restricted stock awards granted to members of the Board of Directors are granted with a one year service period.  We record compensation expense each period based on the market price of our common stock at the time of grant and our estimate of the most probable number of awards issued under grants of performance-based restricted stock awards.  The related stock-based compensation expense is included in selling, general and administrative expenses.  Additionally, the compensation expense is adjusted for our estimate of forfeitures.  Recipients of restricted common stock are entitled to receive any dividends declared on our common stock and have voting rights, regardless of whether such shares have vested.

INVENTURE FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

During fiscal years 2011 and 2012, restricted share activity was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Balance, December 25, 2010	299,334	$3.20
Granted	176,000	4.09
Vested	(69,667)	3.00
Forfeited	—	—
Balance, December 31, 2011	405,667	$3.62
Granted	177,437	6.49
Vested	(63,667)	3.30
Forfeited	—	—
Balance, December 29, 2012	519,437	$4.64

During the years ended December 29, 2012 and December 31, 2011, the total stock-based compensation expense from restricted stock recognized in the financial statements was $0.5 million and $0.6 million respectively.  There were no stock-based compensation costs which were capitalized.  As of December 29, 2012 and December 31, 2011 the total unrecognized costs related to non-vested restricted stock awards granted were $0.8 million and $0.9 million respectively.  We expect to recognize such costs in the financial statements over a weighted-average period of 0.85 years.

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

As of December 29, 2012, there were 430,292 shares of Common Stock available for Awards under the 2005 Plan, plus 562,238 shares of Common Stock available for any Awards under the 2005 Plan other than Incentive Stock Options.

The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the years ended:

	2012	2011
Expected dividend yield (%)	0	0
Expected volatility (%)	56-58	58
Risk-free interest rate (%)	1.7 - 3.5	3.2 - 3.5
Expected life (years)	5.5-6.5	6.5

The expected dividend yield was based on the fact that we have never issued a dividend and have no near term intent to do so.  The volatility assumption was based on historical volatility during the time period that corresponds to the expected life of the option.  The expected life (estimated period of time outstanding) of stock options granted was estimated based on historical exercise activity.  The risk-free interest rate assumption was based on the interest rate of U.S. Treasuries on the date the option was granted.

INVENTURE FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

During fiscal years 2012 and 2011, stock option activity was as follows:

	Options Outstanding	Weighted Average Exercise Price
Balance, December 25, 2010	2,145,500	$2.37
Granted	215,500	4.17
Forfeited or expired	(79,500)	1.90
Exercised	(495,000)	2.67
Balance, December 31, 2011	1,786,500	$2.52
Granted	197,500	6.55
Forfeited or expired	(133,900)	2.84
Exercised	(627,373)	2.28
Balance, December 29, 2012	1,222,727	$3.26

The total stock-based compensation expense from stock options recognized in the financial statements was $0.7 million and $0.4 million for the years ended December 29, 2012 and December 31, 2011 respectively, which reduced income from operations accordingly.  There were no stock-based compensation costs which were capitalized.  As of December 29, 2012 and December 31, 2011 the total unrecognized costs related to non-vested stock options granted were $0.9 million and $0.7 million, respectively.  We expect to recognize such costs in the financial statements over a weighted average period of 2.7 years.  This expected compensation expense does not reflect any new awards, or modifications to existing awards, that could occur in the future.  We issue new shares upon the exercise of stock options, as opposed to reissuing treasury shares.

The following table summarizes information about stock options outstanding and exercisable at December 29, 2012:

Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$ 1.59 - $1.86	406,000	5.4	$1.74	322,500	$1.74
$ 1.94 - $3.44	402,527	5.5	$2.73	253,927	$2.60
$ 3.60 - $4.28	216,700	8.3	$4.10	62,500	$4.15
$ 6.55 - $6.55	197,500	9.4	$6.55	—	$—
	1,222,727	6.6	$3.26	638,927	$2.32

The weighted average grant-date fair value of options granted during the years ended December 29, 2012 and December 31, 2011 was $3.57 and $2.44 respectively.

The intrinsic value related to total stock options outstanding was $3.8 million as of December 29, 2012 and $2.3 million as of December 31, 2011.  The intrinsic value related to vested stock options outstanding was $2.6 million as of December 29, 2012 and $1.7 million as of December 31, 2011.  The aggregate intrinsic value is based on the exercise price and our closing stock price of $6.31 as of December 29, 2012 and $3.74 as of December 31, 2011.

Treasury Stock

Our Board of Directors approved a stock repurchase program that was publicly announced on Form 8-K filed with the SEC on June 21, 2011 whereby up to $3 million of common stock could be purchased from time to time at the discretion of management (the “2011 program”).  The 2011 program expired on June 20, 2012.  No shares were repurchased under the 2011 program.

INVENTURE FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

9.  Income Taxes:

The provision for income taxes consisted of the following for the years ended December 29, 2012 and December 31, 2011:

	2012	2011
Current:
Federal	$3,728,428	$1,217,974
State	380,447	145,844
	4,108,875	1,363,818
Deferred:
Federal	108,134	125,556
State	15,902	18,464
	124,036	144,020
Total provision for income taxes	$4,232,911	$1,507,838

The income tax effects of temporary differences between financial and income tax reporting that give rise to the deferred income tax asset and liability are as follows as of December 29, 2012 and December 31, 2011:

	2012	2011
Deferred Tax Asset — current
Allowance for doubtful accounts	$86,465	$85,724
Accrued liabilities	474,303	543,720
Other	469,062	137,361
	1,029,830	766,805
Deferred Tax Liability — noncurrent
Depreciation and amortization	(4,453,639)	(4,019,638)
Unrealized loss on interest rate swap	244,800	274,992
Other	241,027	194,086
	(3,967,812)	(3,550,560)
Net deferred tax liability	$(2,937,982)	$(2,783,755)

We had federal income taxes receivable of $0.6 million and $0.4 million as of December 29, 2012 and December 31, 2011, respectively.  We had a state income tax liability of $0.1 million and a state income tax receivable of $0.2 million as of December 29, 2012 and December 31, 2011, respectively.

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

The following table provides a reconciliation between the amount determined by applying the statutory federal income tax rate to our income tax provision for fiscal years ended December 29, 2012 and December 31, 2011:

	December 29, 2012		December 31, 2011
Provision at statutory rate	$3,971,685	34.0%	$1,469,998	34.0%
State tax provision, net	364,722	3.1	166,638	3.9
Research Credits	(152,216)	(1.3)	(152,971)	(3.5)
Domestic Production benefits	(333,836)	(2.9)	(137,280)	(3.2)
Nondeductible expenses and other	382,556	3.3	161,453	3.7
Income tax provision	$4,232,911	36.2%	$1,507,838	34.9%

10.  Business Segments and Significant Customers:

For the years ended December 29, 2012 and December 31, 2011, Costco was the only customer accounting for more than 10% of our total net revenue.  Costco accounted for $64.6 million or 35% and $49.3 million or 30%, for fiscal years 2012 and 2011, respectively.

INVENTURE FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Our operations consist of two reportable segments: snack products and frozen products.  The snack products segment produces potato chips, potato crisps, potato skins, pellet snacks, kettle chips, and extruded product for sale primarily to snack food distributors and retailers.  This segment includes a limited number of snack food products purchased and sold through our local distribution network in Arizona.  As part of the sale of our DSD business discussed in Note 1, we no longer sell distributed products, which were $2.6 million in 2012.  The frozen products segment produces frozen fruit products, such as berries and smoothies, for sale primarily to club stores, groceries and mass merchandisers.  Our reportable segments offer different products and services.  The majority of our revenues are attributable to external customers in the United States.  We sell to external customers internationally, however the revenues attributable to those customers are immaterial.  All of our assets are located in the United States.

The accounting policies of the segments are the same as those described in the Summary of Significant Accounting Policies (Note 1).  We do not allocate assets, selling, general and administrative expenses, income taxes or other income and expense to segments.

	Snack Products	Frozen Products	Consolidated
2012
Net revenues from external customers	$94,355,925	$90,823,502	$185,179,427
Depreciation and amortization included in segment gross profit	1,996,819	932,516	2,929,335
Segment gross profit	19,387,079	17,504,940	36,892,019
Goodwill	5,986,252	5,629,973	11,616,225

2011
Net revenues from external customers	$95,053,716	$67,178,702	$162,232,418
Depreciation and amortization included in segment gross profit	1,897,330	836,655	2,733,985
Segment gross profit	18,172,256	11,961,672	30,133,928
Goodwill	5,986,252	5,629,973	11,616,225

The following table reconciles reportable segment gross profit to our consolidated income before income tax provision for the years ended December 29, 2012 and December 31, 2011:

	2012	2011
Segment gross profit	$36,892,019	$30,133,928
Unallocated amounts:
Operating expenses	25,547,728	24,924,343
Gain on sale of DSD business	(1,101,320)	—
Interest expense, net	764,066	884,910
Income before income tax provision	$11,681,545	$4,324,675

11.  Litigation:

We are periodically a party to various lawsuits arising in the ordinary course of business.  Management believes, based on discussions with legal counsel, that the resolution of any such lawsuits, individually and in the aggregate, will not have a material adverse effect on our financial position or results of operations.

In March 2012, we learned that the Jamba Juice Company was named as a defendant in a putative class action filed in the Federal Court for the North District of California and captioned Kevin Anderson v. Jamba Juice Company which claims that the use of the words “all natural” to describe the Smoothie Kits is misleading and deceptive to consumers and violates various California consumer protection statutes and unfair competition statutes.  The suit is one of several “all natural” lawsuits recently brought against various food manufacturers and distributors in California.  In an amended complaint the plaintiff also alleged violations of the federal Magnuson-Moss Warranty Act, but the court dismissed those claims in a ruling issued in August 2012.  In a second amended complaint filed in September 2012, we were added as a defendant.  Under our license agreement with the Jamba Juice Company, we are obligated and have agreed to indemnify and defend Jamba Juice in the suit, and Jamba has tendered defense of the claim to us.  While we currently believe the “all natural” claims on the Smoothie Kits are not misleading and in full compliance with FDA guidelines, we are investigating the claims asserted in the action, and intend to vigorously defend against them.  The plaintiff is seeking to certify a class of all persons in California who bought certain of the Jamba Juice Smoothie Kits, and the plaintiff’s deadline for filing a motion for class certification is April 1, 2013.

INVENTURE FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

12.  Related Party Transactions:

We own a farming, processing and storage facility located on 696 acres of land in Lynden, Washington, which is leased from the Uptrails Group LLC, owned by three members of the Rader family.  One of the three, Brad Rader, is a current employee of ours and one of the others, Sue Rader, was a former owner of Rader Farms.  This operating lease commenced on the acquisition date and was extended in October 2012 through May 17, 2027.  Lease payments are $43,500 per month through May 17, 2017 at which time they increase to $52,200 for the duration of the term of the lease.

Effective January 13, 2013, a member of our Board of Directors was named Chief Executive Officer of Bland Farms, Inc., the parent company of Vidalia Brands, Inc., with whom we have a broker agreement and a license to sell our Vidalia® brand snack products.

13.  Accounts Receivable Allowance:

Changes to the allowance for doubtful accounts during the fiscal years ended December 29, 2012 and December 31, 2011 are summarized below:

	Balance at beginning of Period	Charges (Reductions) to Expense	(Write-offs) Collections	Balance at end of period
Fiscal 2012	$219,806	3,538	(1,638)	$221,706
Fiscal 2011	$109,142	132,014	(21,350)	$219,806

14.  Concentrations of Credit Risk:

We maintain most of our cash with one financial institution.  As of November 1, 2008 the FDIC introduced the transaction guarantee program which guaranteed non-interest bearing accounts without limit.  The FDIC program is temporary and only offered through participating financial institutions.  Our primary financial institution participated in this program and therefore all cash balances held with this institution as of December 29, 2012 are insured.

Our primary concentration of credit risk is related to certain trade accounts receivable.  In the normal course of business, we extend unsecured credit to our customers.  We investigate a customer’s credit worthiness before extending credit.  At December 29, 2012 and December 31, 2011, three customers accounted for 48% and 39% of accounts receivable, respectively.

15.  Deferred Compensation Plans

We have contributory 401(k) plans covering substantially all employees.  We may contribute amounts not in excess of the lesser of the maximum deductions allowable for income tax purposes or a specific percentage of our operating profits, as defined in the plan.  We made contributions totaling $0.4 million during the years ending December 29, 2012 and December 31, 2011, respectively.

We also sponsor a trusteed, nonqualified savings plan for employees whose contributions to a tax qualified 401(k) plan would be limited by provisions of the Internal Revenue Code.  The plan allows participants to defer receipt of a portion of their salary and incentive compensation.  The plan was amended in 2009 and we no longer match any employee contributions to this plan.  Participants earn a return on their deferred compensation based on investment earnings of participant-selected mutual funds.  Deferred compensation, including accumulated earnings on the participant-directed investment selections, is distributable in cash at participant-specified dates or upon retirement, death, disability or termination of employment.  At December 29, 2012 and December 31, 2011, the plan’s assets and our liability to participants of the deferred compensation plans was $0.4 million, and is recorded in other assets and other liabilities in the Consolidated Balance Sheets.

INVENTURE FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

16.  Quarterly Financial Data (Unaudited):

The following table sets forth selected unaudited consolidated quarterly financial information for the years ended December 29, 2012 and December 31, 2011.

	Fiscal 2012
	First Quarter (13 weeks)	Second Quarter (13 weeks)	Third Quarter (13 weeks)	Fourth Quarter (13 weeks)
Net revenues	$47,020	$48,016	$46,601	$43,542
Gross profit	9,345	9,204	9,471	8,872
Operating income	2,844	2,825	2,936	2,739
Net income	$1,722	$1,623	$1,740	$2,364

Earnings per common share:
Basic	$0.09	$0.09	$0.09	$0.12
Diluted	$0.09	$0.08	$0.09	$0.12

Weighted average number of common shares:
Basic	18,281,736	18,898,698	19,030,959	19,074,588
Diluted	19,364,774	19,555,437	19,689,985	19,683,937

	Fiscal 2011
	First Quarter (13 weeks)	Second Quarter (13 weeks)	Third Quarter (13 weeks)	Fourth Quarter (14 weeks)
Net revenues	$36,641	$43,609	$37,518	$44,464
Gross profit	7,930	8,098	6,407	7,699
Operating income	2,421	1,553	(209)	1,445
Net income (loss)	$1,406	$860	$(191)	$742

Earnings per common share:
Basic	$0.08	$0.05	$(0.01)	$0.04
Diluted	$0.08	$0.05	$(0.01)	$0.04

Weighted average number of common shares:
Basic	18,010,668	18,067,391	18,139,674	18,212,534
Diluted	18,698,392	18,719,203	18,139,674	19,274,115

Item 9.                   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.                Controls and Procedures.

Disclosure Controls and Procedures

As of the end of the period covered by this report and, pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, we carried out an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at December 29, 2012 for the purpose of providing reasonable assurance that the information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934 (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (2) is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

Management assessed the effectiveness of internal control over financial reporting as of December 29, 2012.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on our assessment and those criteria, management believes that we maintained effective internal control over financial reporting as of December 29, 2012.

Moss Adams LLP, the independent registered public accounting firm that audited the Consolidated Financial Statements in Part II, Item 8 of this report, has issued an attestation report on the Company’s internal control over financial reporting as of December 29, 2012.

Changes in Internal Control Over Financial Reporting

No change occurred in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) during the three months ended December 29, 2012 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

The information regarding Directors and Executive Officers appearing under the headings “Proposal 1: Election of Directors,” “Executive Officers,” “Meetings and Committees of the Board of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” of our 2013 Proxy Statement is incorporated by reference in this section.

Item 11.                 Executive Compensation

The information appearing under the headings “Director Compensation,” “Employment Agreements,” “Compensation Committee Report on Executive Compensation” and “Executive Officer Compensation” of our 2013 Proxy Statement is incorporated by reference in this section.

Item 12.                 Security Ownership of Beneficial Owners and Management and Related Stockholder Matters

The information appearing under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance Under Equity Compensation Plans” of our 2013 Proxy Statement is incorporated by reference in this section.

Item 13.                 Certain Relationships and Related Transactions, and Director Independence

The information appearing under the heading “Meetings and Committees of the Board of Directors” and “Certain Relationships and Related Transactions” of our 2013 Proxy Statement is incorporated by reference in this section.

Item 14.                 Principal Accounting Fees and Services

Information appearing under the heading “Independent Auditors” of our 2013 Proxy Statement is incorporated by reference in this section.

PART IV

Item 15.                 Exhibits and Financial Statement Schedules:

The following documents are filed as part of this Annual Report on Form 10-K

1.              Financial Statements

The Consolidated Financial Statements of Inventure Foods, Inc. and the related Reports of Independent Registered Public Accounting Firm are filed herein as set forth under Part II, Item 8 of this report.

2.              Financial Schedules

Schedules have been omitted because of the absence of conditions under which they are required or because the information required is included in our consolidated financial statements or notes thereto.

3.              Exhibits required by Item 601 of Regulation S-K:

The exhibits list in the Index to Exhibits immediately following the signature page is incorporated herein by reference as the list of exhibits required as part of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 13, 2013	INVENTURE FOODS, INC.

	By:	/s/ Terry McDaniel
Terry McDaniel
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Terry McDaniel	Chief Executive Officer and Director	March 13, 2013
Terry McDaniel	(Principal Executive Officer)

/s/ Steve Weinberger	Chief Financial Officer, Secretary & Treasurer	March 13, 2013
Steve Weinberger	(Principal Financial and Accounting Officer)

/s/ Itzhak Reichman	Chairman and Director	March 13, 2013
Itzhak Reichman

/s/ Larry Polhill	Director	March 13, 2013
Larry Polhill

/s/ Ashton D. Asensio	Director	March 13, 2013
Ashton D. Asensio

/s/ Mark S. Howells	Director	March 13, 2013
Mark S. Howells

/s/ Macon Bryce Edmonson	Director	March 13, 2013
Macon Bryce Edmonson

/s/ Ronald Kesselman	Director	March 13, 2013
Ronald Kesselman

INVENTURE FOODS, INC. AND SUBSIDIARIES

EXHIBITS TO FORM 10-K

YEAR ENDED DECEMBER 29, 2012

(Unless otherwise noted, exhibits are filed herewith.)

Exhibit Number		Description
3.1	—

Certificate of Incorporation of the Company filed with the Secretary of State of the State of Delaware on February 23, 1995 (incorporated by reference to the Company’s Current Report on Form 8-K filed on May 23, 2006).

3.2	—

Certificate of Amendment to the Certificate of Incorporation of the Company filed with the Secretary of State of the State of Delaware on March 3, 1995 (incorporated by reference to the Company’s Current Report on Form 8-K filed on May 23, 2006).

3.3	—

Certificate of Amendment to the Certificate of Incorporation of the Company filed with the Secretary of State of the State of Delaware on October 7, 1999 (incorporated by reference to the Company’s Current Report on Form 8-K filed on May 23, 2006).

3.4	—	Amended and Restated By-Laws of the Company (incorporated by reference to the Company’s Current Report on Form 8-K filed on January 12, 2005).
3.5	—

Certificate of Amendment to the Certificate of Incorporation of the Company filed with the Secretary of State of the State of Delaware on May 24, 2006 (incorporated by reference to the Company’s Current Report on Form 8-K filed on May 23, 2006).

3.6	—

Certificate of Amendment to the Certificate of Incorporation of the Company filed with the Secretary of State of the State of Delaware on May 20, 2010 (incorporated by reference to the Company’s Current Report on Form 8-K filed on May 24, 2010).

4.1	—	Specimen Certificate for shares of Common Stock (incorporated by reference to the Company’s Registration Statement on Form SB-2, Registration No. 333-5594-LA).
10.1	—

Fixed Rate Note dated June 4, 1997, by and between La Cometa Properties, Inc. and Morgan Guaranty Trust Company of New York (incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 1997).

10.2	—

Deed of Trust and Security Agreement dated June 4, 1997, by and between La Cometa Properties, Inc. and Morgan Guaranty Trust Company of New York. (incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 1997).

10.3	—

Guaranty Agreement dated June 4, 1997, by and between the Company and Morgan Guaranty Trust Company of New York. (incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 1997).

10.4	—

License Agreement, dated April 3, 2000, by and between the Company and T.G.I. Friday’s Inc. (Certain portions of this exhibit have been omitted pursuant to a confidential treatment request filed with the Securities and Exchange Commission). (incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2001).

10.5	—

First Amendment to License Agreement, dated as of July 11, 2001, by and between the Company and T.G.I. Friday’s Inc. (certain portions of this exhibit have been omitted pursuant to a confidentiality treatment request filed with the Securities and Exchange Commission). (incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2001).

10.6	—

Commercial Lease Agreement, dated May 22, 2003, by and between the Company and Westland Park LLC (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 27, 2003).

10.7	—

Warehouse Services Agreement, dated June 30, 2003, by and between the Company and Customized Distribution Services, Inc. (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 27, 2003).

10.8 *	—	Form of Officer Nonstatutory Stock Option Agreement. (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 25, 2004).
10.9	—

Loan Agreement (Revolving Line of Credit Loan and Term Loan) dated August 19, 2005 between the Company and U.S. Bank National Association. (incorporated by reference to the to the Company’s Quarterly Report on 10-Q for the quarter ended October 1, 2005).

10.10	—

Security Agreement relating to the Loan Agreement dated August 19, 2005 between the Company and U.S. Bank National Association. (incorporated by reference to the to the Company’s Quarterly Report on 10-Q for the quarter ended October 1, 2005).

10.11	—

$5 Million Promissory Note (Facility 1 — Revolving Line of Credit Loan) dated August 19, 2005 between the Company and U.S. Bank National Association. (incorporated by reference to the to the Company’s Quarterly Report on 10-Q for the quarter ended October 1, 2005).

10.12	—

$756,603 Promissory Note (Facility 2 — Term Loan) dated August 19, 2005 between the Company and U.S. Bank National Association. (incorporated by reference to the to the Company’s Quarterly Report on 10-Q for the quarter ended October 1, 2005).

10.13*	—

Executive Employment Agreement dated August 1, 2005 between the Company and Steven Sklar. (incorporated by reference to the to the Company’s Quarterly Report on 10-Q for the quarter ended October 1, 2005).

10.14*	—	Restricted Stock Agreement dated August 1, 2005 between the Company and Steven Sklar. (incorporated by reference to the to the Company’s Quarterly Report on 10-Q for the quarter ended October 1, 2005)
10.15*	—

Inventure Foods, Inc. Amended and Restated 2005 Equity Incentive Plan. (incorporated by reference to the Company’s definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on April 15, 2011).

10.16*	—

Form of Director Nonstatutory Stock Option Agreement — Amended and Restated 2005 Equity Incentive Plan. (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005).

10.17*	—

Form of Employee Incentive Stock Option Agreement — Amended and Restated 2005 Equity Incentive Plan. (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005).

10.18*	—

Executive Employment Agreement by and between Poore Brothers, Inc. and Terry McDaniel, dated as of April 17, 2006. (incorporated by reference to the Company’s Current Report on Form 8-K filed on April 17, 2006).

10.19	—

Commercial Lease Agreement, dated May 8, 2006, by and between the Company and B.G. Associates, Inc. (incorporated by reference to the Company’s Quarterly Report on 10-Q for the quarter ended April 1, 2006).

10.20*	—

Executive Employment Agreement by and between the Company and Steve Weinberger, dated as of July 27, 2006. (incorporated by reference to the Company’s Current Report on Form 8-K filed on July 27, 2006).

10.21*	—	The Inventure Group, Inc. Deferred Compensation Plan. (incorporated by reference to the Company’s Current Report on Form 8-K filed on January 23, 2007).
10.22	—

Asset Purchase Agreement dated as of May 17, 2007, by and among Rader Farms Acquisition Corp., Rader Farms, Inc. and the Company Shareholders named therein. (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007).

10.23	—

Agricultural Ground Lease dated as of May 17, 2007, by and among Lyle Rader, Sue Rader, Brad Rader, Julie Newell and Rader Farms Acquisition Corp. (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007).

10.24	—

Loan Agreement (Revolving Line of Credit and Term Loan) dated as of May 16, 2007, by and between The Inventure Group, Inc. and U.S. Bank, National Association. (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007)

10.25	—

Promissory Note (Facility 1 — Revolving Line of Credit Loan) dated May 16, 2007, by The Inventure Group, Inc. in favor of U.S. Bank, National Association. (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007).

10.26	—

Promissory Note (Facility 2 — Term Loan) dated May 16, 2007, by The Inventure Group, Inc. in favor of U.S. Bank, National Association. (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007).

10.27	—

Security Agreement (Blanket — All Business Assets) dated as of May 16, 2007, by and among between The Inventure Group, Inc., La Cometa Properties, Inc., Poore Brothers Bluffton, LLC, Tejas PB Distributing, Inc., Boulder Natural Foods, Inc., BN Foods, Inc., Rader Farms Acquisition Corp. and U.S. Bank, National Association. (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007).

10.28	—

Term Loan Agreement dated as of June 28, 2007, by and between The Inventure Group, Inc. and U.S. Bank, National Association. (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007).

10.29	—

Promissory Note Secured by Deed of Trust (Term Loan) dated June 28, 2007, by The Inventure Group, Inc. in favor of U.S. Bank, National Association. (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007).

10.30	—

Deed of Trust dated June 28, 2007, by and between Rader Farms Acquisition Corp. and U.S. Bank National Association. (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007).

10.31*	—

Form of Employee Restricted Stock Award Agreement — Amended and Restated 2005 Equity Incentive Plan. (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 27, 2009).

10.32*	—	Form Amendment of Stock Option Agreement. (incorporated by reference to the Company’s Current Report on Form 8-K filed on April 22, 2010).
10.33*	—	Form Executive Stock Option Agreement - Amended and Restated 2005 Equity Incentive Plan. (incorporated by reference to the Company’s Current Report on Form 8-K filed on April 22, 2010).
10.34*	—

Form Performance Share Restricted Stock Award Agreement — Amended and Restated 2005 Equity Incentive Plan. (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on August 10, 2010).

10.35*	—	2012 Bonus Plan. (incorporated by reference to the Company’s Current Report on Form 8-K filed on March 21, 2012).
10.36*

Executive Employment Agreement by and between the Company and Richard Suchenski, dated as of June 21, 2010. (incorporated by reference to the Company’s Annual Report on Form 10-K filed on March 25, 2011).

10.37*	—	Form of Director Restricted Stock Award Agreement — Amended and Restated 2005 Equity Incentive Plan (incorporated by reference to the Company’s Annual Report on Form 10-K filed on March 25, 2011).
10.38	—

Loan Modification and Extension Agreement (Revolving Line of Credit and Term Loan) dated as of March 21, 2011, by and between Inventure Foods, Inc. and U.S. Bank, National Association. (incorporated by reference to the Company’s Annual Report on Form 10-K filed on March 25, 2011).

10.39	—

Amended and Restated Promissory Note (Facility 1 - Revolving Line of Credit Loan) dated as of March 21, 2011, by and between Inventure Foods, Inc. and U.S. Bank, National Association (incorporated by reference to the Company’s Annual Report on Form 10-K filed on March 25, 2011).

10.40	—

Amendment to Leasehold Deed of Trust with Assignment of Rents, Security Agreement, and Fixture Filing and Memorandum of Modification dated as of March 21, 2011, by and between Inventure Foods, Inc. and U.S. Bank, National Association (incorporated by reference to the Company’s Annual Report on Form 10-K filed on March 25, 2011).

10.41	—

Amended and Restated Security Agreement (Blanket-All Business Assets), dated as of March 21, 2011, by and between Inventure Foods, Inc. and U.S. Bank, National Association (incorporated by reference to the Company’s Annual Report on Form 10-K filed on March 25, 2011).

10.42	—

Lease Extension Agreement, dated as of October 12, 2012, by and between the Company’s subsidiary Rader Farms, Inc. as lessee, and Uptrail Group I, LLC, Uptrail Group II, LLC and Uptrail Group III, LLC, as lessor (incorporated by reference to the Company’s Current Report on Form 8-K filed on October 17, 2012).

21.1	—	List of Subsidiaries of the Company (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on November 9, 2012).
23.1	—	Consent of Moss Adams LLP (filed herewith).
31.1	—	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15(d)-14(a) (filed herewith).
31.2	—	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15(d)-14(a) (filed herewith).
32	—

Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101	—	Interactive Data File (filed herewith).

*         Management compensatory plan or arrangement.