Form 10-Q
period 2013-03-30
INVENTURE FOODS, INC.
filed 2013-05-06
CIK 944508

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 30, 2013

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  19,212,556 as of May 3, 2013.

INVENTURE FOODS, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

Three Months Ended March 30, 2013

INVENTURE FOODS, INC. AND SUBSIDIARIES

FORWARD LOOKING INFORMATION

This Quarterly Report on Form 10-Q, including all documents incorporated by reference, includes “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, and Inventure Foods, Inc. desires to take advantage of the “safe harbor” provisions thereof.  Therefore, we are including this statement for the express purpose of availing itself of the protections of the safe harbor with respect to all of such forward-looking statements.  In this Quarterly Report on Form 10-Q, the words “anticipates,” “believes,” “expects,” “intends,” “estimates,” “projects,” “will likely result,” “will continue,” “future” and similar terms and expressions identify forward-looking statements.  The forward-looking statements in this Quarterly Report on Form 10-Q reflect our current views with respect to future events and financial performance.  These forward-looking statements are subject to certain risks and uncertainties, including without limitation general economic conditions, increases in cost or availability of ingredients, packaging, energy and employees, price competition and industry consolidation, ability to execute strategic initiatives, product recalls or safety concerns, disruptions of supply chain or information technology systems, customer acceptance of new products and changes in consumer preferences, food industry and regulatory factors, interest rate risks, dependence upon major customers, dependence upon existing and future license agreements, the possibility that we will need additional financing due to future operating losses or in order to implement our business strategy, acquisition and divestiture-related risks, volatility of the market price of the our common stock and those other risks and uncertainties discussed herein, that could cause actual results to differ materially from historical results or those anticipated.  In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this Quarterly Report on Form 10-Q will in fact transpire or prove to be accurate.  Readers are cautioned to consider the specific risk factors described herein and in “Risk Factors” in the our Annual Report on Form 10-K for the fiscal year ended December 29, 2012 and any subsequent Form 10-Q, and not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof.  We undertake no obligation to update or publicly revise any forward-looking statement whether as a result of new information, future developments or otherwise.  All subsequent written or oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by this paragraph.

PART I. FINANCIAL INFORMATION

Item 1.                   Financial Statements

INVENTURE FOODS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per-share data)

(unaudited)

	March 30,	December 29,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$4,589	$419
Accounts receivable, net of allowance for doubtful accounts of $202 and $222 at March 30, 2013 and December 29, 2012, respectively	17,752	17,547
Inventories	22,073	27,071
Deferred income tax asset	873	1,030
Other current assets	1,318	1,323
Total current assets	46,605	47,390

Property and equipment, net of accumulated depreciation of $29,708 and $28,524 at March 30, 2013 and December 29, 2012, respectively	36,267	34,051
Goodwill	11,616	11,616
Trademarks and other intangibles, net	2,007	2,010
Other assets	876	827
Total assets	$97,371	$95,894

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$15,262	$12,178
Accrued liabilities	7,563	8,415
Current portion of long-term debt	2,770	1,646
Total current liabilities	25,595	22,239

Long-term debt, less current portion	13,862	6,897
Line of credit	—	10,117
Deferred income tax liability	4,002	3,968
Interest rate swaps	711	766
Other liabilities	850	808
Total liabilities	45,020	44,795

Commitments and contingencies (Note 6)

Shareholders’ equity:
Common stock, $.01 par value; 50,000 shares authorized; 19,581 and 19,571 shares issued and outstanding at March 30, 2013 and December 29, 2012, respectively	196	196
Additional paid-in capital	29,822	29,660
Accumulated other comprehensive loss	(344)	(378)
Retained earnings	23,148	22,092
	52,822	51,570
Less: treasury stock, at cost: 368 shares at March 30, 2013 and December 29, 2012	(471)	(471)
Total shareholders’ equity	52,351	51,099
Total liabilities and shareholders’ equity	$97,371	$95,894

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVENTURE FOODS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per-share data)

(unaudited)

	Quarters Ended
	March 30,	March 31,
	2013	2012
Net revenues	$48,537	$47,020
Cost of revenues	39,712	37,675
Gross profit	8,825	9,345
Selling, general and administrative expenses	6,957	6,501
Operating income	1,868	2,844
Interest expense, net	220	230
Income before income taxes	1,648	2,614
Income tax provision	592	892
Net income	$1,056	$1,722

Earnings per common share:
Basic	$0.05	$0.09
Diluted	$0.05	$0.09

Weighted average number of common shares:
Basic	19,206	18,282
Diluted	19,694	19,365

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVENTURE FOODS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Quarters Ended
	March 30, 2013	March 31, 2012
Net income	$1,056	$1,722
Change in fair value of interest rate swaps, net of tax	34	26
Comprehensive income	$1,090	$1,748

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVENTURE FOODS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Quarters Ended
	March 30, 2013	March 31, 2012

Cash flows from operating activities:
Net income	$1,056	$1,722
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,213	1,149
Amortization	2	17
Provision for bad debts	(20)	18
Deferred income taxes	556	39
Excess income tax benefit from exercise of stock options	(394)	(43)
Share-based compensation expense	194	222
Loss on disposition of equipment	20	2
Change in operating assets and liabilities:
Accounts receivable	(185)	(1,918)
Inventories	4,998	3,664
Other assets and liabilities	85	1,030
Accounts payable and accrued liabilities	2,232	(1,119)
Net cash provided by operating activities	9,757	4,783

Cash flows from investing activities:
Purchase of equipment	(3,449)	(1,695)
Net cash used in investing activities	(3,449)	(1,695)

Cash flows from financing activities:
Net repayments on line of credit	(10,117)	(2,594)
Payments made on capital lease obligations	(121)	(128)
Borrowings on equipment term loan	8,500	—
Payments made on long-term debt	(290)	(305)
Payment of deferred financing fees	(78)	—
Excess income tax benefit from exercise of stock options	394	43
Payment of payroll taxes on stock-based compensation through shares withheld	(426)	(26)
Net cash used in financing activities	(2,138)	(3,010)
Net increase in cash and cash equivalents	4,170	78
Cash and cash equivalents at beginning of period	419	664
Cash and cash equivalents at end of period	$4,589	$742

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$(298)	$(234)
Cash refunded during the period for income taxes	$13	$76

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVENTURE FOODS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.                                      Organization and Summary of Significant Accounting Policies

Inventure Foods, Inc., a Delaware corporation (the “Company,” referred to as “we” “our” or “us”), leading marketer and manufacturer of healthy/natural and indulgent specialty snack food brands with over $185 million in annual net revenues.

Our goal is to build a rapidly growing specialty brand company that specializes in evolving consumer eating habits in two primary product segments: 1) Healthy/Natural Food Products 2) Indulgent Specialty Snack Food Brands.  We sell our products nationally through a number of channels including: Grocery, Natural, Mass Merchandisers, Drug, Club, Value, Vending, Food Service, Convenience Stores and International.  Our goal is to have a diversified portfolio of brands, products, customers and distribution channels.

In the healthy/natural portfolio, products include Rader Farms® frozen berries, Boulder Canyon Natural Foods® brand products, Jamba® branded blend-and-serve smoothie kits under license from Jamba Juice Company, Seattle’s Best Coffee® branded frozen coffee drinks under license from Seattle’s Best Coffee, LLC. and private label frozen fruit and healthy/natural snacks.  Production and distribution of our Seattle’s Best Coffee® products began during March of 2013.

In the Indulgent Specialty category, products include T.G.I. Friday’s® brand snacks under license from T.G.I. Friday’s Inc., Nathan’s Famous® brand snack products under license from Nathan’s Famous Corporation, Vidalia® brand snack products under license from Vidalia Brands, Inc., Poore Brothers® kettle cooked potato chips, Bob’s Texas Style® kettle cooked chips, and Tato Skins® brand potato snacks.  We also manufacture private label snacks for certain grocery retail chains.

We own and operate manufacturing facilities in three locations.  Our snack products are manufactured at the Arizona and Indiana plants as well as some third party plants for certain products.  Our frozen berry products are manufactured by our wholly-owned subsidiary Rader Farms, Inc., a Delaware corporation (“Rader Farms”).  Rader Farms grows, processes and markets premium berry blends, raspberries, blueberries, and rhubarb and purchases marionberries, cherries, cranberries, strawberries and other fruits from a select network of fruit growers for resale.  The fruit is processed, frozen and packaged for sale and distribution to wholesale customers.  Our frozen beverage products are packaged at our Lynden facility.  We also use third party processors for certain products.

Our fiscal year ends on the last Saturday occurring in the month of December of each calendar year.  Accordingly, the first quarter of 2013 commenced December 30, 2012 and ended March 30, 2013.

Basis of Presentation

The consolidated financial statements include the accounts of Inventure Foods, Inc. and all of our wholly owned subsidiaries.  All significant intercompany amounts and transactions have been eliminated.  The financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all the information and footnotes required by accounting principles generally accepted in the United States of America.  In the opinion of management, the condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary in order to make the consolidated financial statements not misleading.  A description of our accounting policies and other financial information is included in the audited financial statements filed with our Annual Report on Form 10-K for the fiscal year ended December 29, 2012.  The results of operations for the quarter ended March 30, 2013 are not necessarily indicative of the results expected for the full year.

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

At March 30, 2013 and December 29, 2012, the carrying value of cash, accounts receivable, accounts payable and accrued liabilities approximate fair values since they are short-term in nature.  The carrying value of the long-term debt approximates fair-value based on the borrowing rates currently available to us for long-term borrowings with similar terms.  The following table summarized the valuation of our financial instruments (in thousands):

		March 30, 2013		December 29, 2012
Balance Sheet Classification		Interest Rate Swaps	Non-qualified Deferred Compensation Plan Investments	Interest Rate Swaps	Non-qualified Deferred Compensation Plan Investments
Interest rate swaps	Level 1	$—	$—	$—	$—
	Level 2	(711)	—	(766)	—
	Level 3	—	—	—	—
		$(711)	$—	$(766)	$—

Other assets	Level 1	$—	$477	$—	$440
	Level 2	—	—	—	—
	Level 3	—	—	—	—
		$—	$477	$—	$440

Considerable judgment is required in interpreting market data to develop the estimate of fair value of our derivative instruments.  Accordingly, the estimate may not be indicative of the amounts that we could realize in a current market exchange.  The use of different market assumptions or valuation methodologies could have a material effect on the estimated fair value amounts.

Income Taxes

For the quarters ended March 30, 2013 and March 31, 2012 our provisions for income taxes was $0.6 million and $0.9 million  for the quarters ended March 30, 2013 and March 31, 2012 respectively.  The effective tax rate for the first quarter of 2013 was 35.9% compared with 34.1% for the first quarter of 2012.  The change in the effective rate is due to smaller benefits of the domestic production activity deductions and tax-effected equity compensation costs.

Earnings Per Common Share

Basic earnings per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period and includes unvested restricted stock grants.  Diluted earnings per share is calculated by including all dilutive common shares such as stock options.  Under FASB ASC 260-10, unvested restricted stock grants that contain non-forfeitable rights to dividends or dividend equivalents are participating securities and, therefore, requires earnings per share to be presented pursuant to the two-class method.  However, the application of this method would have no effect on basic and diluted earnings per common share and is therefore not presented.

INVENTURE FOODS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

Options to purchase 160,582 and 15,000 shares of our Common Stock were excluded from the computation of diluted earnings per share for the quarters ended March 30, 2013 and March 31, 2012, respectively.  These exclusions were made because the options’ exercise prices were greater than the average market price of our common stock for those periods.  Exercises of outstanding stock options or warrants are assumed to occur for purposes of calculating diluted earnings per share for periods in which their effect would not be anti-dilutive.

Earnings per common share was computed as follows for the quarter ended March 30, 2013 and March 31, 2012 (in thousands, except per share data):

	Quarters Ended
	March 30, 2013	March 31, 2012
Basic Earnings Per Share:
Net income	$1,056	$1,722
Weighted average number of common shares	19,206	18,282
Earnings per common share	$0.05	$0.09

Diluted Earnings Per Share:
Net income	$1,056	$1,722
Weighted average number of common shares	19,206	18,282
Incremental shares from assumed conversions of stock options and non-vested shares of restricted stock	488	1,083
Adjusted weighted average number of common shares	19,694	19,365
Earnings per common share	$0.05	$0.09

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

See Note 8 “Shareholder’s Equity” for additional information.

Adoption of New Accounting Pronouncements

We have adopted all recently issued accounting pronouncements.  The adoption of the accounting pronouncements, including those not yet effective, is not anticipated to have a material effect on our financial position or results of operations.

2.                                      Inventories

Inventories consisted of the following (in thousands):

	March 30,	December 29,
	2013	2012
Finished goods	$8,410	$9,469
Raw materials	13,663	17,602
	$22,073	$27,071

INVENTURE FOODS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

3.                                      Goodwill, Trademarks and Other Intangibles

Goodwill, trademarks and other intangibles, net consisted of the following (in thousands):

	Estimated Useful Life	March 30, 2013	December 29, 2012
Goodwill:
Inventure Foods, Inc.		$5,986	$5,986
Rader Farms, Inc.		5,630	5,630
Total Goodwill		$11,616	$11,616

Trademarks:
Inventure Foods, Inc.		$896	896
Rader Farms, Inc.		1,070	1,070

Other intangibles:
Rader - Customer relationship, gross carrying amount	10 years	100	100
Rader - Customer relationship, accum. amortization		(59)	(56)
Total trademarks and other intangibles, net		$2,007	$2,010

Our amortization expense related to these intangibles was $2,499 and $10,500 for the quarters ended March 30, 2013 and March 31, 2012 respectively.

Goodwill and trademarks are reviewed for impairment annually in the fourth fiscal quarter, or more frequently if impairment indicators arise.  We believe the carrying values of our intangible assets are appropriate as of March 30, 2013.

4.                                      Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	March 30, 2013	December 29, 2012
Accrued payroll and payroll taxes	$1,933	$2,444
Accrued royalties and commissions	885	868
Accrued advertising and promotion	1,923	1,767
Accrued berry purchase payments	1,038	1,123
Accrued other	1,784	2,213
	$7,563	$8,415

5.                                      Long-Term Debt

Our long-term debt consists of the following (in thousands):

	March 30,	December 29,
	2013	2012
Equipment term loan due monthly through March 2020.	8,500	—
Bluffton, IN mortgage loan due monthly through December 2016	1,979	2,000
Lynden, WA equipment term loan due monthly through May 2014	1,071	1,286
Lynden, WA real estate term loan due monthly through July 2017	2,974	3,028
Capital lease obligations, primarily due September 2017	2,108	2,229
	16,632	8,543
Less current portion of long-term debt	(2,770)	(1,646)
Long-term debt, less current portion	$13,862	$6,897

INVENTURE FOODS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

On March 22, 2013, we entered into a Loan and Security Agreement (the “New Loan Agreement”) with U.S. Bank National Association (“U.S. Bank”).  Each of our subsidiaries is a co-borrower under the New Loan Agreement, which is secured by all of the assets of our consolidated group.  The New Loan Agreement amended and restated (a) the Loan Agreement (Revolving Line of Credit Loan and Term Loan) dated as of May 16, 2007, between us and U.S. Bank and (b) the Term Loan Agreement, dated as of June 28, 2007, between us and U.S. Bank ((a) and (b) collectively, the “Prior Agreement”).  U.S. Bank extended certain term and revolving loans to us under the Prior Agreement.  We entered into the New Loan Agreement in substitution of the Prior Agreement and not in satisfaction thereof.  The additions to the New Loan Agreement consisted of:

•                  A $30.0 million revolving line of credit maturing on March 22, 2018; there was no outstanding balance at March 30, 2013.  Based on eligible assets, there was $20.1 million of borrowing availability under the line of credit at March 30, 2013.  All borrowings under the revolving line of credit will bearing interest at the 30-day LIBOR rate plus a floating rate of interest which is set quarterly between the range of 1.125% and 1.750% depending on our financial performance.

•                  Equipment term loan due March 2020; interest at 2.69%; secured by lien on certain equipment purchased after 2009 at all three of our manufacturing facilities as well as our personal property business assets.

The New Loan Agreement maintained the terms and borrowing capacity of the Prior Agreement with respect to the following:

•                  Bluffton, IN mortgage loan due December 2016; interest rate at 30 day LIBOR plus 165 basis points, fixed through a swap agreement to 6.85%; collateralized by land and building in Bluffton, IN.

•                  Lynden, WA equipment term loan due May 2014; interest at LIBOR plus 165 basis points; collateralized by equipment purchased as part of the acquisition of Rader Farms, Inc. in Lynden, WA in May 2007.

•                  Lynden, WA real estate term loan due July 2017; interest at LIBOR plus 165 basis points; fixed through a swap agreement to 4.28%; secured by a leasehold interest in the real property in Lynden, WA.

As is customary in such financings, U.S. Bank may terminate its commitments and accelerate the repayment of amounts outstanding and exercise other remedies upon the occurrence of an event of default (as defined in the New Loan Agreement), subject, in certain instances, to the expiration of an applicable cure period.  As compared to the Prior Agreement, the maximum leverage ratio under the New Loan Agreement was increased to 3.25 from 3.0 to 1.0 and a minimum asset coverage ratio of 1.75 to 1.0 was added, the minimum fixed charge coverage ratio of 1.2 to 1.0 was not changed.  At March 30, 2013, we were in compliance with all of the financial covenants.

The present value of minimum lease payments under our capital lease and the current portion thereof are included in our debt balances as summarized above.  The value of the equipment held under the capital lease of $3.5 million is included in property and equipment. Accumulated depreciation on the capital lease assets was $0.9 million and $0.8 million as of March 30, 2013 and December 29, 2012, respectively.

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

We entered into an interest rate swap in 2006 to convert the interest rate of the mortgage loan to purchase the Bluffton, Indiana plant from the contractual rate of 30 day LIBOR plus 165 basis points to a fixed rate of 6.85%.  The swap has a fixed pay-rate of 6.85% and a notional amount of approximately $2.0 million at March 30, 2013 and expires in December 2016.  The interest rate swap had fair value of $0.3 million at March 30, 2013, which is recorded as a liability on the accompanying condensed consolidated balance sheet.  The swap value was determined in accordance with the fair value measurement guidance discussed earlier using Level 2 observable inputs and approximates the loss that would have been realized if the contract had been settled on March 30, 2013.

We entered into another interest rate swap in January 2008 to effectively convert the interest rate on the real estate term loan to a fixed rate of 4.28%.  The interest rate swap is structured with decreasing notional amounts to match the expected pay down of the debt.  The notional value of the swap at March 30, 2013 was $3.0 million.  The interest rate swap is accounted for as a cash flow hedge derivative and expires in July 2017.  The interest rate swap had fair value of $0.4 million at March 30, 2013, which is recorded as a liability on the accompanying condensed consolidated balance sheet.  This value was determined in accordance with the fair value measurement guidance discussed earlier using Level 2 observable inputs and approximates the loss that would have been realized if the contract had been settled on March 30, 2013.

INVENTURE FOODS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

6.             Commitments and Contingencies

Contractual

Our future contractual obligations consist principally of long-term debt, operating leases, minimum commitments regarding third party warehouse operations services, forward purchase agreements and remaining minimum royalty payments due licensors pursuant to brand licensing agreements.

In order to mitigate the risks of volatility in commodity markets to which we are exposed, we have entered into forward purchase agreements with certain suppliers based on market prices, forward price projections and expected usage levels.  Our purchase commitments for certain ingredients, packaging materials and energy are generally less than 12 months.

Legal Proceedings

We are periodically a party to various lawsuits arising in the ordinary course of business.  Management believes, based on discussions with legal counsel, that the resolution of any such lawsuits, individually and in the aggregate, will not have a material adverse effect on our financial position or results of operations.

In March 2012, we learned that the Jamba Juice Company was named as a defendant in a putative class action filed in the Federal Court for the North District of California and captioned Kevin Anderson v. Jamba Juice Company which claims that the use of the words “all natural” to describe the Smoothie Kits is misleading and deceptive to consumers and violates various California consumer protection statutes and unfair competition statutes.  The suit is one of several “all natural” lawsuits recently brought against various food manufacturers and distributors in California.  In an amended complaint the plaintiff also alleged violations of the federal Magnuson-Moss Warranty Act, but the court dismissed those claims in a ruling issued in August 2012.  In a second amended complaint filed in September 2012, we were added as a defendant.  Under our license agreement with the Jamba Juice Company, we are obligated and have agreed to indemnify and defend Jamba Juice in the suit, and Jamba has tendered defense of the claim to us.  While we currently believe the “all natural” claims on the Smoothie Kits are not misleading and in full compliance with FDA guidelines, we are investigating the claims asserted in the action, and intend to vigorously defend against them.  The plaintiff is seeking to certify a class of all persons in California who bought certain of the Jamba Juice Smoothie Kits, and the plaintiff’s deadline for filing a motion for class certification is May 31, 2013.  Our opposition to the motion for class certification is due on July 30, 2013 and the court has schedule a hearing on the motion for class certification on October 17, 2013.

7.                                      Business Segments

Our operations consist of two reportable segments: Snack Products and Frozen Products.  The snack products segment produces potato chips, kettle chips, potato crisps, potato skins, pellet snacks, and extruded product for sale primarily to snack food distributors and retailers.  The frozen products segment produces frozen berries and frozen beverages, for sale primarily to club stores, groceries and mass merchandisers.  Our reportable segments offer different products and services.  The majority of our revenues are attributable to external customers in the United States.  We sell to external customers internationally, however the revenues attributable to those customers are immaterial.  All of our assets are located in the United States.

We do not allocate assets, selling, general and administrative expenses, income taxes or other income and expense to segments.  The following tables present information about our reportable operating segments for the quarters ended March 30, 2013 and March 31, 2012 (in thousands):

	Snack Products	Frozen Products	Consolidated
Quarter ended March 30, 2013
Net revenues from external customers	$21,901	$26,636	$48,537
Depreciation and amortization included in segment gross profit	495	248	743
Segment gross profit	3,877	4,948	8,825
Goodwill	5,986	5,630	11,616

Quarter ended March 31, 2012
Net revenues from external customers	$24,209	$22,811	$47,020
Depreciation and amortization included in segment gross profit	490	216	706
Segment gross profit	5,095	4,250	9,345
Goodwill	5,986	5,630	11,616

INVENTURE FOODS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

The following table reconciles reportable segment gross profit to our consolidated income before income tax provision for the quarters ended March 30, 2013 and March 31, 2012 (in thousands):

	Quarter Ended
	March 30, 2013	March 31, 2012
Segment gross profit	$8,825	$9,345
Unallocated amounts:
Operating expenses	6,957	6,501
Interest expense, net	220	230
Income before income tax provision	$1,648	$2,614

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

Restricted Common Stock and Performance Shares

Restricted share activity for the three months ended March 30, 2013 was as follows:

	Number	Weighted Average Grant Date Fair Value
Balance, December 29, 2012	519,437	$4.64
Granted	—	$—
Vested	(99,140)	$3.39
Forfeited	(100,860)	$3.39
Balance at March 30, 2013	319,437	$5.42

During the quarters ended March 30, 2013 and March 31, 2012, we recorded total share-based compensation expense from restricted stock of $0.1 million and $0.2 million, respectively.  As of March 30, 2013 the total unrecognized costs related to non-vested restricted stock awards granted was $0.6 million, which is expected to be recognized over a weighted average period of 1.1 years.  This expected compensation expense does not reflect any new awards, or modifications to existing awards, that could occur in the future.

Options

The following table summarizes stock option activity during the three months ended March 30, 2013:

	Options Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value (in-the-money options)	Weighted Average Remaining Contractual Life (in years)
Outstanding at December 29, 2012	1,222,727	$3.26
Granted	5,000	$7.38
Exercised	(218,227)	$1.84
Forfeited or expired	—	$—
Outstanding at March 30, 2013	1,009,500	$3.59	$4,233,043	6.90

INVENTURE FOODS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on our closing stock price of $7.78 as of March 30, 2013, which would have been received by the option holders had all option holders exercised options and sold the underlying shares on that date.

We recorded total share-based compensation expense from stock options of approximately $0.1 million during each of the quarters ended March 30, 2013 and March 31, 2012.  As of March 30, 2013 the total unrecognized costs related to non-vested stock option awards granted was $0.8 million, which is expected to be recognized over a weighted average period of 2.5 years.  This expected compensation expense does not reflect any new awards, or modifications to existing awards, that could occur in the future.

The following table summarizes information about stock options outstanding and exercisable at March 30, 2013:

Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$ 1.59 - $1.86	261,100	5.09	$1.75	177,600	$1.76
$ 2.26 - $3.44	330,200	6.21	$2.87	181,600	$2.81
$ 3.60 - $6.55	413,200	8.54	$5.27	64,500	$4.15
$ 7.38 - $7.38	5,000	9.92	$7.38	—	$—
	1,009,500	6.90	$3.59	423,700	$2.57

The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the quarter ended March 30, 2013:

Quarter Ended
March 30, 2013
Expected dividend yield (%)	—
Expected volatility (%)	55
Risk-free interest rate (%)	1.9
Expected life (years)	6.5

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

9.                                      Subsequent Event

On Thursday, April 25, 2013, we announced the signing of a non-binding letter of intent for the purchase of the berry processing business of Willamette Valley Fruit Company, LLC, including building and ground leases.  Terms of the transaction remain subject to completion of due diligence, agreement on a definitive purchase agreement, and other customary closing conditions.

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

Quarterly Overview

We are a leading specialty food marketer and manufacturer of healthy/natural and indulgent specialty snack food brands.  Our products are marketed under a strong portfolio of brands, including T.G.I. Friday’s®, Rader Farms®, Boulder Canyon®, Poore Brothers®, Nathan’s Famous®, Vidalia®, Jamba®, Bob’s Texas Style® and Tato Skins®.  T.G.I. Friday’s®, Nathan’s Famous®, Vidalia®, Seattle’s Best Coffee® and Jamba® are licensed brand names.

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

Results of Operations

The following table sets forth for the periods presented certain financial data as a percentage of net sales for the three months ended March 30, 2013 and March 31, 2012:

	Quarter Ended
	March 30, 2013	March 31, 2012
Net revenues	100.0%	100.0%
Cost of revenues	81.8	80.2
Gross profit	18.2	19.8
Selling, general and administrative expenses	14.3	13.8
Operating income	3.9	6.0
Interest expense, net	0.5	0.5
Income before income taxes	3.4	5.5
Income tax provision	1.2	1.9
Net income	2.2%	3.6%

Our operations consist of two reportable segments: Snack Products and Frozen Products.  The Snack Products segment includes manufactured potato chips, kettle chips, potato crisps, potato skins, pellet snacks and extruded product for sale primarily to snack food distributors and retailers.  The Frozen Products segment produces frozen berries and smoothies, for sale primarily to club stores, groceries and mass merchandisers.

Net Revenues.  Consolidated net revenues increased 3.2% to $48.5 million in the first quarter ended March 30, 2013, an increase of $1.5 million compared to $47.0 million during the prior-year period.  Our net revenues by operating segment were as follows (in thousands):

	Quarter Ended
	March 30, 2013	March 31, 2012	% Change
Snack	$21,901	$24,209	(9.5)%
Frozen	26,636	22,811	16.8%
Consolidated	$48,537	$47,020	3.2%

Our Snack Products segment net revenues decreased 9.5%, or $2.3 million, to $21.9 million for the quarter ended March 30, 2013 compared to $24.2 million for the quarter ended March 31, 2012.  T.G.I. Friday’s® net revenues decreased 16.1% during the quarter, partially offset by a 12.8% increase in sales of Boulder Canyon Natural Foods® and a 17.3% increase in sales of premium private label products.

Our Frozen Products segment net revenues were $26.6 million during the first quarter 2013, an increase of $3.8 million or 16.8% compared to the prior year period.  This increase was due to continued sales growth of our branded frozen fruit.  Net revenues from frozen berries increased 21.4% to $23.5 million, compared to $19.3 million during the prior year largely due to increased demand in the club channel.  Frozen beverage net revenues, which primarily consisted of Jamba® smoothies, were $3.1 million, a decrease of 8.9% compared to $3.5 million in the prior-year period due to timing of temporary rotations in the club channel.  Excluding the club channel, Jamba® net revenues increased 25.4%.

Gross Profit.  Gross profit for the quarter ended March 30, 2013 decreased 5.6% compared to the quarter ended March 31, 2012, with gross margin decreasing 170 basis points to 18.2% for the three months ended March 30, 2013 compared to 19.9% for the three months ended March 31, 2012.  Our gross profit and gross profit as a percentage of net sales by operating segment were as follows (in thousands):

	Quarter Ended
	March 30, 2013	% of Net Revenues	March 31, 2012	% of Net Revenues
Snack	$3,877	17.7%	$5,095	21.0%
Frozen	4,948	18.6%	4,250	18.6%
Consolidated	$8,825	18.2%	$9,345	19.9%

Our Snack Products segment gross profit for the quarter decreased $1.2 million or 23.9% to $3.9 million, and decreased as a percentage of net revenues to 17.7% for the quarter ended March 30, 2013 compared to 21.0% during the first quarter of 2012.  This decrease in gross margin was primarily due to decreases in sales of our T.G.I. Friday’s® products.  Our Frozen Products segment gross profit for the quarter increased $0.7 million or 16.4% to $4.9 million, and remained relatively consistent as a percentage of net revenues at 18.6%.

Selling, General and Administrative Expenses.  Selling and administrative (“SG&A”) expenses increased $0.5 million, or 7.0%, for the quarter ended March 30, 2013 compared to the quarter ended March 31, 2012.  As a percentage of net revenues, SG&A expenses increase 50 basis points to 14.3%, compared to 13.8% during the first quarter of 2012.  The increase in SG&A expenses was primarily driven by increased marketing and sampling expenses related to Boulder Canyon® and increased sampling expenses incurred for a Super Bowl mass merchandiser event during the first quarter of 2013 related to T.G.I. Friday’s®.

Interest Expense.  Interest expense for the three months ended March 30, 2013 and March 31, 2012 remained relatively consistent with at $0.2 million for each period.  Interest expense primarily relates to borrowings on our revolving line of credit and capital lease financing.  For a description of our various financing facilities, see Note 5 to our Condensed Consolidated Financial Statements in Part I, Item 1 of this report.

Income Tax Provision.  Our income tax provision for the quarter ended March 30, 2013 was $0.6 million, compared to $0.9 million for the quarter ended March 31, 2012.  Our effective tax rate for the three months ended March 30, 2013 and March 31, 2012 was 35.9% and 34.1%, respectively.  The change in the effective rate is due to smaller benefits of the domestic production activity deductions and tax-effected equity compensation costs.

Liquidity and Capital Resources

Liquidity represents our ability to generate sufficient cash flows from operating activities to satisfy obligations as well as our ability to obtain appropriate financing.  Therefore, liquidity cannot be considered separately from capital resources that consist primarily of current and potentially available funds for use in achieving our objectives.  Currently, our liquidity needs arise primarily from working capital requirements, capital expenditures, and debt repayment.  Sufficient liquidity is expected to be available to enable us to meet these demands.  Net working capital was $21.0 million (a current ratio of 1.8:1) and $25.2 million (a current ratio of 2.1:1) at March 30, 2013 and December 29, 2012, respectively.

Operating Cash Flows

Cash flows from operations for the quarters ended March 30, 2013 and March 31, 2012 reflect our net income, adjusted for non-cash items such as depreciation, amortization, share-based compensation expense and write-offs and write-downs of assets, as well as changes in accounts receivable, inventories, other current assets and liabilities, accounts payable and accrued expenses and other liabilities.  Net cash provided by operating activities was $9.8 million for the three months ended March 30, 2013 and $4.8 million for the three months ended March 31, 2012.  The year-over-year increase was primarily a result of less cash used to build inventory in the current year as a result of increased demand primarily for our frozen fruit business, and an increase in accounts payable related to ongoing capital projects in 2013 and increased purchases of frozen fruit to meet demand.

Investing Cash Flows

Net cash used in investing activities, all representing capital expenditures, was $3.4 million for the quarter ended March 30, 2013, compared to $1.7 million in the quarter ended March 31, 2012.  Capital expenditures in 2013 primarily relate to the purchase of manufacturing equipment at our Bluffton facility of $2.5 million, as well as $0.3 million in planting costs and $0.3 in equipment purchased at our Lynden facility.  Capital expenditures of $1.7 million in 2012 primarily relate to the purchase of manufacturing equipment of $1.3 million, primarily at our Lynden facility.  During the full year 2013, we plan to spend approximately $7.6 million in capital expenditures, primarily at our manufacturing facilities.  Capital expenditures are funded by net cash flow from operating activities, cash on hand, and available credit from our credit facility.

Financing Cash Flows

Net cash used in financing activities for the quarters ended March 30, 2013 was $2.1 million compared to $3.0 million in the quarters ended March 31, 2012.  This year-over-year decrease in cash used in financing activities is primarily due to new equipment term loans, offset by repayment of our line of credit.

Debt and Capital Resources

At March 30, 2013, there was $4.6 million in cash and $20.1 million of borrowing availability under the revolving line of credit in our Loan Agreement with U.S. Bank.  As is customary in such financings, U.S. Bank may terminate its commitments and accelerate the repayment of amounts outstanding and exercise other remedies upon the occurrence of an event of default (as defined in the Loan Agreement), subject, in certain instances, to the expiration of an applicable cure period.  The agreement requires us to maintain compliance with certain financial covenants, including a minimum fixed charge coverage ratio, a leverage ratio and an asset coverage ratio.  At March 30, 2013, we were in compliance with all of the financial covenants.  See Note 5 to our Condensed Consolidated Financial Statements in Part I, Item 1 of this report for detail regarding our financing arrangements.

Outlook

We believe that our current financing arrangement with U.S. Bank will provide adequate ability to finance future capital expenditures.  During the full year 2013, we plan to spend approximately $7.6 million in capital expenditures, funded through working capital and various purchase or leasing arrangements.  Our plans are not expected to materially affect our financial ratios or liquidity.  In connection with the implementation of our business strategy, we may incur operating losses in the future and may require future debt or equity financings (particularly in connection with future strategic acquisitions, new brand introductions or capital expenditures).  Expenditures relating to acquisition-related integration costs, market and territory expansion and new product development and introduction may adversely affect promotional and operating expenses and consequently may adversely affect operating and net income.  These types of expenditures are expensed for accounting purposes as incurred, while revenue generated from the result of such expansion or new products may benefit future periods.

Management believes that we will generate positive cash flow from operations, along with our existing working capital and borrowing facilities, will enable us to meet our operating cash requirements for the next twelve months.  The belief is based on current operating plans and certain assumptions, including those relating to our future revenue levels and expenditures, industry and general economic conditions and other conditions.  For instance, if current general economic conditions continue or worsen, we believe that our sales forecasts may prove to be less reliable than they have in the past as consumers may change their buying habits with respect to snack food products.  Unexpected price increases for commodities used in our snack products, or adverse weather conditions affecting our Rader Farms crop yield could also impact our financial condition.  If any of these factors change, we may require future debt or equity financings to meet our business requirements.  Any required financings may not be available or, if available, may not be on terms attractive to us.

Interest Rate Swaps

See Note 5 to our Condensed Consolidated Financial Statements in Part I, Item 1 of this report for detail regarding our interest rate swaps.

Contractual Obligations

Our future contractual obligations consist principally of long-term debt, operating leases, minimum commitments regarding third party warehouse operations services, forward purchase agreements and remaining minimum royalty payments due licensors pursuant to brand licensing agreements.

Our future contractual obligations and commercial commitments at December 29, 2012, are summarized in the following chart (in thousands).  We have no other off-balance sheet commitments.

	Payments due by period
	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Long-term debt(a)	$1,165	$1,114	$4,035	$—	$6,314
Capital lease obligations(b)	555	1,078	928	—	2,561
Operating lease obligations(c)	1,468	2,050	1,706	6,391	11,615
Purchase obligations(d)	19,270	—	—	—	19,270
Total	$22,458	$4,242	$6,669	$6,391	$39,760

(a)         Reflects amounts outstanding under our Loan Agreement as of December 29, 2012.  During the quarter ended March 30, 2013 we amended and restated our loan agreement with U.S. Bank, the terms of which are noted in Note 5 to our Condensed Consolidated Financial Statements in Part I, Item 1 of this report.  As of March 30, 2013, future contractual obligations under our New Loan Agreement totalled $8.5 million ($0.8 million due in remaining fiscal 2013; $2.3 million due fiscal 2014-2015; $2.5 million due fiscal 2016-2017; $2.9 million due after fiscal 2017).

(b)         See further discussion of our capital lease obligations as of December 29, 2012 in Note 6 to our Consolidated Financial Statements in Part II, Item 8 our Form 10-K for the year ended December 29, 2012.

(c)          See further discussion of our operating lease obligations as of December 29, 2012 in Note 7 to our Consolidated Financial Statements in Part II, Item 8 our Form 10-K for the year ended December 29, 2012.

(d)         In order to mitigate the risks of volatility in commodity markets to which we are exposed, we have entered into forward purchase agreements with certain suppliers based on market prices, forward price projections and expected usage levels.  Our purchase commitments for certain ingredients, packaging materials and energy are generally less than 12 months.

Critical Accounting Policies and Estimates

There have been no significant changes to our critical accounting policies and estimates since the filing of our Form 10-K for the year ended December 29, 2012.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

In the normal course of business, our operations are exposed to risks associated with fluctuations in commodity prices, interest rates and foreign currency exchange rates.  We address these risks through controlled risk management that may include the use of derivative financial instruments to economically hedge or reduce these exposures. We do not enter into derivative financial instruments for trading purposes.

Commodity Pricing Risk

In order to mitigate the risks of volatility in commodity markets to which we are exposed, we have entered into forward purchase agreements with certain suppliers based on market prices, forward price projections and expected usage levels.  Our purchase commitments for certain ingredients, packaging materials and energy are generally less than 12 months.

Interest Rate Risk

To the extent that we borrow under the New Loan Agreement, we are exposed to market risk related to changes in interest rates. Using debt levels and interest rates as of March 30, 2013, the weighted average interest rate on borrowings was 3.5%.  At March 30, 2013, we had $1.1 million in variable rate debt.  A 10% increase in the variable interest rate would not have significantly impacted interest expense during the period.

To manage exposure to changing interest rates, we selectively enter into interest rate swap agreements.  Our interest rate swaps qualify for and are designated as cash flow hedges.  Changes in the fair value of a swap that is highly effective and that is designated and qualifies as a cash flow hedge to the extent that the hedge is effective, are recorded in other comprehensive income (loss).  While these interest rate swap agreements fixed a portion of the interest rate at a predictable level, pre-tax interest expense would have been approximately $55,000 lower without these swaps in the first quarter of 2013.  See Note 5 to our Condensed Consolidated Financial Statements in Part I, Item 1 of this report for further discussion of our interest rate swap agreements.

Foreign Currency Exchange Rate Risk

We contract for and settle all purchases in U.S. dollars.  We only purchase a modest amount of goods directly from international vendors.  Therefore, we consider the effect of foreign currency rate changes to be indirect and we do not hedge using any derivative instruments.  Historically, we have not been impacted by changes in exchange rates.

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

Item 1A. Risk Factors

During the quarter ended March 30, 2013, there were no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 29, 2012.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

The following table contains information for shares repurchased during the quarter ended March 30, 2013.

Fiscal period	Total number of shares purchased(a)	Average price per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
December 30, 2012 – February 2, 2013	—	$—	—	$—
February 3, 2013 – March 2, 2013	—	$—	—	$—
March 3, 2013 – March 30, 2013	29,845	$7.56	—	$—
Total	29,845	$7.56	—	$—

(a)         Shares of restricted stock withheld, at the election of a certain holder of restricted stock, by the Company from the vested portion of a restricted stock award with a market value approximating the amount of the withholding taxes due from such restricted stockholder.

Item 3.   Defaults upon Senior Securities

None.

Item 4.   Mine Safety Disclosures

Not applicable.

Item 5.   Other Information

None.

Item 6.   Exhibits

(a) Exhibits (unless otherwise noted, exhibits are filed herewith).

10.1 —

Amended and Restated Executive Employment Agreement dated as of March 25, 2013, by and between Inventure Foods, Inc. and Terry E. McDaniel (incorporated by reference to the Company’s Current Report on Form 8-K filed on March 27, 2013).

10.2 —

Loan and Security Agreement dated as of March 22, 2013, by and between Inventure Foods, Inc. and U.S. Bank, National Association (incorporated by reference to the Company’s Current Report on Form 8-K filed on March 28, 2013).

10.3 —

Line of Credit Note dated March 22, 2013, by Inventure Foods, Inc. in favor of U.S. Bank, National Association (incorporated by reference to the Company’s Current Report on Form 8-K filed on March 28, 2013).

10.4 —	Term Note A dated March 22, 2013, by Inventure Foods, Inc. in favor of U.S. Bank, National Association (incorporated by reference to the Company’s Current Report on Form 8-K filed on March 28, 2013).

10.5 —	Term Note B dated March 22, 2013, by Inventure Foods, Inc. in favor of U.S. Bank, National Association (incorporated by reference to the Company’s Current Report on Form 8-K filed on March 28, 2013).

10.6 —	Term Note C dated March 22, 2013, by Inventure Foods, Inc. in favor of U.S. Bank, National Association (incorporated by reference to the Company’s Current Report on Form 8-K filed on March 28, 2013).

10.7 —	Term Note D dated March 22, 2013, by Inventure Foods, Inc. in favor of U.S. Bank, National Association (incorporated by reference to the Company’s Current Report on Form 8-K filed on March 28, 2013).

31.1 —	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15(d)-14(a).

31.2 —	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15(d)-14(a).

32.1 —	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 —

The following materials from the Inventure Foods, Inc. Quarterly Report on Form 10-Q for the quarter ended March 30, 2013 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows and (iv) related notes.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:	May 6, 2013	INVENTURE FOODS, INC.

		By:	/s/ Terry McDaniel
Terry McDaniel
Chief Executive Officer
(Principal Executive Officer)