Form 10-Q
period 2013-06-29
INVENTURE FOODS, INC.
filed 2013-08-06
CIK 944508

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 29, 2013

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

Yes ☐          No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  19,473,767 as of August 2, 2013.

INVENTURE FOODS, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

PART I.                 FINANCIAL INFORMATION

Item 1.                   Financial Statements

INVENTURE FOODS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per-share data)

(unaudited)

	June 29,	December 29,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$426	$419
Accounts receivable, net of allowance for doubtful accounts of $197 and $222 at June 29, 2013 and December 29, 2012, respectively	21,132	17,547
Inventories	28,290	27,071
Deferred income tax asset	848	1,030
Other current assets	1,051	1,323
Total current assets	51,747	47,390

Property and equipment, net of accumulated depreciation of $30,994 and $28,524 at June 29, 2013 and December 29, 2012, respectively	40,348	34,051
Goodwill	14,763	11,616
Trademarks and other intangibles, net	5,945	2,010
Other assets	881	827
Total assets	$113,684	$95,894

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$15,889	$12,178
Accrued liabilities	9,950	8,415
Current portion of long-term debt	2,779	1,646
Total current liabilities	28,618	22,239

Long-term debt, less current portion	13,179	6,897
Line of credit	9,734	10,117
Deferred income tax liability	4,019	3,968
Interest rate swaps	605	766
Other liabilities	3,254	808
Total liabilities	59,409	44,795

Commitments and contingencies (Note 7)

Shareholders’ equity:
Common stock, $.01 par value; 50,000 shares authorized; 19,841 and 19,571 shares issued and outstanding at June 29, 2013 and December 29, 2012, respectively	198	196
Additional paid-in capital	30,272	29,660
Accumulated other comprehensive loss	(279)	(378)
Retained earnings	24,555	22,092
	54,746	51,570
Less: treasury stock, at cost: 368 shares at June 29, 2013 and December 29, 2012	(471)	(471)
Total shareholders’ equity	54,275	51,099
Total liabilities and shareholders’ equity	$113,684	$95,894

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVENTURE FOODS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per-share data)

(unaudited)

	Quarters Ended		Six Months Ended
	June 29,	June 30,	June 29,	June 30,
	2013	2012	2013	2012
Net revenues	$53,677	$48,016	$102,214	$95,036
Cost of revenues	44,541	38,812	84,253	76,487
Gross profit	9,136	9,204	17,961	18,549
Selling, general and administrative expenses	6,889	6,379	13,846	12,880
Operating income	2,247	2,825	4,115	5,669
Interest expense, net	171	204	391	434
Income before income tax provision	2,076	2,621	3,724	5,235
Income tax provision	669	998	1,261	1,890
Net income	$1,407	$1,623	$2,463	$3,345

Earnings per common share:
Basic	$0.07	$0.09	$0.13	$0.18
Diluted	$0.07	$0.08	$0.13	$0.17

Weighted average number of common shares:
Basic	19,307	18,899	19,257	18,590
Diluted	19,702	19,555	19,698	19,460

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVENTURE FOODS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Quarters Ended		Six Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Net income	$1,407	$1,623	$2,463	$3,345
Change in fair value of interest rate swaps, net of tax	65	(17)	99	9
Comprehensive income	$1,472	$1,606	$2,562	$3,354

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVENTURE FOODS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended
	June 29, 2013	June 30, 2012

Cash flows from operating activities:
Net income	$2,463	$3,345
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,544	2,278
Amortization	5	32
Provision for bad debts	(25)	(7)
Deferred income taxes	747	283
Excess income tax benefit from exercise of stock options	(544)	(104)
Share-based compensation expense	381	584
Loss on disposition of equipment	20	3
Change in assets and liabilities, net of effects from acquisitions:
Accounts receivable	(3,560)	478
Inventories	53	5,942
Other assets and liabilities	309	767
Accounts payable and accrued liabilities	4,425	(2,844)
Net cash provided by operating activities	6,818	10,757

Cash flows from investing activities:
Purchase of equipment	(5,510)	(4,651)
Acquisition of Willamette Valley Fruit Company	(8,472)	—
Net cash used in investing activities	(13,982)	(4,651)

Cash flows from financing activities:
Net repayments on line of credit	(383)	(4,156)
Proceeds from issuance of common stock under equity award plans	133	81
Payments made on capital lease obligations	(243)	(255)
Borrowings on equipment term loan	8,500	—
Payments made on long-term debt	(858)	(1,945)
Payment of deferred financing fees	(78)	—
Excess income tax benefit from exercise of stock options	544	104
Payment of payroll taxes on stock-based compensation through shares withheld	(444)	(26)
Net cash provided by (used in) financing activities	7,171	(6,197)
Net increase (decrease) in cash and cash equivalents	7	(91)
Cash and cash equivalents at beginning of period	419	664
Cash and cash equivalents at end of period	$426	$573

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$467	$442
Cash paid during the period for income taxes	$101	$953

Supplemental disclosures of non-cash investing and financing transactions:
Capital lease obligations for the acquisition of property and equipment	$16	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVENTURE FOODS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

1.                                      Organization and Summary of Significant Accounting Policies

Inventure Foods, Inc., a Delaware corporation (the “Company,” referred to as “we” “our” or “us”), is a leading marketer and manufacturer of healthy/natural and indulgent specialty snack food brands with more than $185 million in annual net revenues.

On May 28, 2013, we completed our acquisition of the berry processing business of Willamette Valley Fruit Company, (the “WVFC Acquisition”) for a cash purchase price of $9.3 million.  An additional amount of up to $3.0 million is payable as contingent consideration in the form of an earn-out if certain performance thresholds are met during the period of up to 7 years following the closing.

We specialize in two primary product categories: 1) Healthy/Natural Food Products 2) Indulgent Specialty Snack Products.  We sell our products nationally through a number of channels including: Grocery, Natural, Mass Merchandisers, Drug, Club, Value, Vending, Food Service, Convenience Stores and International.  Our goal is to have a diversified portfolio of brands, products, customers and distribution channels.

In the Healthy/Natural portfolio, products include Rader Farms® frozen berries, Boulder Canyon Natural Foods® brand products, Willamette Valley Fruit CompanyTM, Jamba® branded blend-and-serve smoothie kits under license from Jamba Juice Company, Seattle’s Best Coffee® branded frozen coffee drinks under license from Seattle’s Best Coffee, LLC. and private label frozen fruit and healthy/natural snacks.  As part of the WVFC Acquisition we license the Willamette Valley Fruit Company trade name to the former owners of the berry processing business for certain products specified in the licensing agreement.  Production and distribution of our Seattle’s Best Coffee® products began during March of 2013.

In the Indulgent Specialty category, products include T.G.I. Friday’s® brand snacks under license from T.G.I. Friday’s Inc., Nathan’s Famous® brand snack products under license from Nathan’s Famous Corporation, Vidalia® brand snack products under license from Vidalia Brands, Inc., Poore Brothers® kettle cooked potato chips, Bob’s Texas Style® kettle cooked chips, and Tato Skins® brand potato snacks.  We also manufacture private label snacks for certain grocery retail chains and co-pack products for other snack manufacturers.

We operate manufacturing facilities in five locations.  Our frozen berry products are manufactured in Lynden, Washington and two facilities in Salem, Oregon.  Our frozen berry business grows, processes and markets premium berry blends, raspberries, blueberries, and rhubarb and purchases marionberries, cherries, cranberries, strawberries and other fruits from a select network of fruit growers for resale.  The fruit is processed, frozen and packaged for sale and distribution to wholesale customers.  Our frozen beverage products are packaged at our Lynden facility.  We also use third party processors for certain frozen products.  Our snack products are manufactured at our Arizona and Indiana plants as well as some third party plants for certain products.

Our fiscal year ends on the last Saturday occurring in the month of December of each calendar year.  Accordingly, the second quarter of 2013 commenced March 31, 2013 and ended June 29, 2013.

Basis of Presentation

The consolidated financial statements include the accounts of Inventure Foods, Inc. and all of our wholly owned subsidiaries.  All significant intercompany amounts and transactions have been eliminated.  The financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all the information and footnotes required by accounting principles generally accepted in the United States of America.  In the opinion of management, the condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary in order to make the consolidated financial statements not misleading.  A description of our accounting policies and other financial information is included in the audited financial statements filed with our Annual Report on Form 10-K for the fiscal year ended December 29, 2012.  The results of operations for the quarter ended June 29, 2013 are not necessarily indicative of the results expected for the full year.

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

At June 29, 2013 and December 29, 2012, the carrying value of cash, accounts receivable, accounts payable and accrued liabilities approximate fair values since they are short-term in nature.  The carrying value of the long-term debt approximates fair-value based on the borrowing rates currently available to us for long-term borrowings with similar terms.  The following table summarized the valuation of our financial instruments (in thousands):

		June 29, 2013			December 29, 2012
Balance Sheet Classification		Interest Rate Swaps	Non-qualified Deferred Compensation Plan Investments	Earn-out Contingent Consideration Obligation	Interest Rate Swaps	Non-qualified Deferred Compensation Plan Investments
Interest rate swaps	Level 1	$—	$—	$—	$—	$—
	Level 2	(605)	—	—	(766)	—
	Level 3	—	—	—	—	—
		$(605)	$—	$—	$(766)	$—

Other assets	Level 1	$—	$492	$—	$—	$440
	Level 2	—	—	—	—	—
	Level 3	—	—	—	—	—
		$—	$492	$—	$—	$440

Other liabilities	Level 1	$—	$—	$—	$—	$—
	Level 2	—	—	—	—	—
	Level 3	—	—	2,400	—	—
		$—	$—	$2,400	$—	$—

Considerable judgment is required in interpreting market data to develop the estimate of fair value of our derivative instruments.  Accordingly, the estimate may not be indicative of the amounts that we could realize in a current market exchange.  The use of different market assumptions or valuation methodologies could have a material effect on the estimated fair value amounts.

The Company’s non-qualified deferred compensation plan assets consist of money market and mutual funds invested in domestic and international marketable securities that are directly observable in active markets.

The fair value measurement of the earn-out contingent consideration obligation relates to the WVFC Acquisition in May 2013, and is included in other long-term liabilities in the condensed consolidated balance sheets.  We determined the fair value of the earn-out contingent consideration obligation using a discounted cash flow model.  The key assumption used in applying the income approach is a discount rate which approximates our debt credit rating.  The fair value measurement is based upon significant inputs not observable in the market.  Changes in the value of the obligation are recorded as income or expense in our condensed consolidated statements of income.  There were no changes in the fair value of our Level 3 earn-out contingent consideration obligation during the quarter ended June 29, 2013.

INVENTURE FOODS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

Income Taxes

For the quarters ended June 29, 2013 and June 30, 2012 our provisions for income taxes was $669,000 and $998,000 respectively.  The effective tax rate for the second quarter of 2013 was 32.2% compared with 38.1% for the second quarter of 2012. The change in the effective tax rate is due to a decrease in our tax-effected equity compensation costs.

For the six months ended June 29, 2013 and June 30, 2012 our provisions for income taxes was $1.3 million and $1.9 million respectively. Our effective tax rate for the six months ended June 29, 2013 and June 30, 2012 was 33.9% and 36.1%, respectively.  The change in the effective tax rate is due to a decrease in our tax-effected equity compensation costs.

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

Options to purchase 274,222 and 217,403 shares of our Common Stock were excluded from the computation of diluted earnings per share for both the quarter and six months ended June 29, 2013, respectively.  Options to purchase 256,169 and 282,038 shares of our Common Stock were excluded from the computation of diluted earnings per share for the quarter and six months ending June 30, 2012, respectively.  These exclusions were made because the options’ exercise prices were greater than the average market price of our common stock for those periods.  Exercises of outstanding stock options or warrants are assumed to occur for purposes of calculating diluted earnings per share for periods in which their effect would not be anti-dilutive.

Earnings per common share was computed as follows for the quarters and six months ended June 29, 2013 and June 30, 2012 (in thousands, except per share data):

	Quarters Ended		Six Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Basic Earnings Per Share:
Net income	$1,407	$1,623	$2,463	$3,345
Weighted average number of common shares	19,307	18,899	19,257	18,590
Earnings per common share	$0.07	$0.09	$0.13	$0.18

Diluted Earnings Per Share:
Net income	$1,407	$1,623	$2,463	$3,345
Weighted average number of common shares	19, 307	18,899	19,257	18,590
Incremental shares from assumed conversions of stock options and non-vested shares of restricted stock	395	656	441	870
Adjusted weighted average number of common shares	19,702	19,555	19,698	19,460
Earnings per common share	$0.07	$0.08	$0.13	$0.17

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

See Note 9 “Shareholder’s Equity” for additional information.

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

2.                                      Acquisition

Effective May 28, 2013, we enhanced our berry purchase and freezing capabilities by acquiring Willamette Valley Fruit Company, LLC, one of the Pacific Northwest’s leading processors of high-quality berry products, for a cash purchase price of $9.3 million.  Up to an additional $3.0 million in purchase price consideration may be due if certain performance thresholds are met during the period of up to seven years following the closing.

Under the terms of the agreement we acquired substantially all of the berry processing equipment assets, including a new Individually Quick Frozen (“IQF”) tunnel, and other intellectual property and inventory rights.  We also entered into leases of the land and buildings containing the purchased assets.  We believe that the WVFC Acquisition enhances our berry purchasing and freezing capabilities and that the synergies from combining WVFC’s berry processing capabilities with Inventure’s Frozen products segment operations will elevate our ability to meet the growing consumer demand for frozen fruit.

The following table summarizes the purchase price and the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition and provides certain supplemental cash flow information (in thousands):

Purchase price paid as:
Cash and borrowings on revolving line of credit		$8,472
Holdback consideration		800
Contingent consideration		2,400
Total purchase price		11,672
Fair value of net assets acquired:
Inventory	$1,272
Property and equipment	3,335
Identifiable intangible assets	3,940
Current liabilities	(22)
Total fair value of net assets acquired		8,525
Excess purchase price over fair value of net assets acquired (“goodwill”)		$3,147

Under the acquisition method of accounting, the purchase price as shown in the table above is allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values.  The excess purchase price over fair value of net assets acquired was recorded as goodwill.  The purchase price was allocated using the information currently available, and we may adjust the purchase price allocation after obtaining more information regarding, among other things, asset valuations and revisions of preliminary estimates.  We expect the purchase price allocation to be finalized by the end of the year.  We may accrue additional charges in connection with the WVFC Acquisition, but the amounts cannot be reasonable estimated at present.  The estimated values of current liabilities were based upon their historical costs on the date of acquisition due to their short-term nature.

Identified intangible assets acquired in the WVFC Acquisition totaled $3.9 million and consist of the following (in thousands):

Customer relationships	$3,200
Trademark	740
Intangible assets, net at June 29, 2013	$3,940

INVENTURE FOODS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

Amortization expense of the acquired customer relationships is determined using the straight-line method over an estimated economic life of 10 years.  Amortization expense is estimated to be as follows (in thousands):

Years Ending,
2013	$160
2014	320
2015	320
2016	320
2017	320
Thereafter	1,760
Total	$3,200

Goodwill of $3.1 million represents the excess of the purchase price over the estimated fair value assigned to tangible and identifiable intangible assets acquired and liabilities assumed from WVFC, and was recorded entirely in our Frozen products segment.  None of the goodwill is tax deductible.

The following unaudited pro forma consolidated results of operations (in thousands, except per share data) assumes the WVFC Acquisition occurred as of the beginning of the prior year.  The pro forma results are not necessarily indicative of the actual results that would have occurred had the acquisition been completed as of the beginning of each of the periods presented, nor are they necessarily indicative of future consolidated results.

		Quarter Ended		Six Months Ended
		June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Net revenues	As reported	$53,677	$48,016	$102,214	$95,036
	Pro forma	$56,884	$51,247	$108,645	$101,707

Net income	As reported	$1,407	$1,623	$2,463	$3,345
	Pro forma	$1,564	$1,637	$2,706	$3,374

Diluted earnings per share	As reported	$0.07	$0.08	$0.13	$0.17
	Pro forma	$0.08	$0.08	$0.14	$0.17

3.                                      Inventories

Inventories consisted of the following (in thousands):

	June 29,	December 29,
	2013	2012
Finished goods	$12,347	$9,469
Raw materials	15,943	17,602
	$28,290	$27,071

INVENTURE FOODS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

4.                                      Goodwill, Trademarks and Other Intangibles

Goodwill, trademarks and other intangibles, net consisted of the following (in thousands):

	Estimated Useful Life	June 29, 2013	December 29, 2012
Goodwill:
Inventure Foods, Inc.		$5,986	$5,986
Rader Farms, Inc.		5,630	5,630
Willamette Valley Fruit Company		3,147	—
Total Goodwill		$14,763	$11,616

Trademarks
Inventure Foods, Inc.		$896	896
Rader Farms, Inc.		1,070	1,070
Willamette Valley Fruit Company		740	—

Other intangibles:
Rader - Customer relationship, gross carrying amount	10 years	100	100
Rader - Customer relationship, accum. amortization		(61)	(56)
WVFC — Customer relationship, gross carrying amount	10 years	3,200	—
Total trademarks and other intangibles, net		$5,945	$2,010

Our amortization expense related to these intangibles was $3,000 and $5,000 for the quarters and six months ended June 29, 2013 respectively, and $8,000 and $18,000 for the quarters and six months ended June 30, 2012, respectively.

Goodwill and trademarks are reviewed for impairment annually in the fourth fiscal quarter, or more frequently if impairment indicators arise.  We believe the carrying values of our intangible assets are appropriate as of June 29, 2013.

5.                                      Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	June 29, 2013	December 29, 2012
Accrued payroll and payroll taxes	$1,777	$2,444
Accrued royalties and commissions	1,156	868
Accrued advertising and promotion	2,776	1,767
Accrued berry purchase payments	2,070	1,123
Accrued other	2,171	2,213
	$9,950	$8,415

6.                                      Long-Term Debt

Our long-term debt consists of the following (in thousands):

	June 29,	December 29,
	2013	2012
Equipment term loan due monthly through March 2020	8,223	—
Bluffton, IN mortgage loan due monthly through December 2016	1,959	2,000
Lynden, WA equipment term loan due monthly through May 2014	857	1,286
Lynden, WA real estate term loan due monthly through July 2017	2,917	3,028
Capital lease obligations, primarily due September 2017	2,002	2,229
	15,958	8,543
Less current portion of long-term debt	(2,779)	(1,646)
Long-term debt, less current portion	$13,179	$6,897

INVENTURE FOODS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

On March 22, 2013, we entered into a Loan and Security Agreement (the “New Loan Agreement”) with U.S. Bank National Association (“U.S. Bank”).  Each of our subsidiaries is a co-borrower under the New Loan Agreement, which is secured by all of the assets of our consolidated group.  The New Loan Agreement amended and restated (a) the Loan Agreement (Revolving Line of Credit Loan and Term Loan) dated as of May 16, 2007, between us and U.S. Bank and (b) the Term Loan Agreement, dated as of June 28, 2007, between us and U.S. Bank ((a) and (b) collectively, the “Prior Agreement”).  U.S. Bank extended certain term and revolving loans to us under the Prior Agreement.  We entered into the New Loan Agreement in substitution of the Prior Agreement and not in satisfaction thereof.  The additions to the New Loan Agreement consisted of:

•                  A $30.0 million revolving line of credit maturing on March 22, 2018; $9.7 million was outstanding at June 29, 2013.  Based on eligible assets, there was $15.7 million of additional borrowing availability under the line of credit at June 29, 2013.  The WVFC Acquisition was funded, in part, using borrowings under the revolving line of credit.  All borrowings under the revolving line of credit will bearing interest at the 30-day LIBOR rate plus a floating rate of interest which is set quarterly between the range of 1.125% and 1.750% depending on our financial performance. As of June 29, 2013 the interest rate on the revolving line of credit was 1.5%.

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

•                  Lynden, WA equipment term loan due May 2014; interest at LIBOR plus 165 basis points; collateralized by equipment purchased as part of the acquisition of Rader Farms, Inc. in Lynden, WA in May 2007. As of June 29, 2013 the interest rate on the equipment term loan was 1.5%.

•                  Lynden, WA real estate term loan due July 2017; interest at LIBOR plus 165 basis points; fixed through a swap agreement to 4.28%; secured by a leasehold interest in the real property in Lynden, WA.

As is customary in such financings, U.S. Bank may terminate its commitments and accelerate the repayment of amounts outstanding and exercise other remedies upon the occurrence of an event of default (as defined in the New Loan Agreement), subject, in certain instances, to the expiration of an applicable cure period.  Certain events may trigger an acceleration of repayment of the amounts outstanding under the New Loan Agreement as defined in the agreement.  As compared to the Prior Agreement, the maximum leverage ratio under the New Loan Agreement was increased to 3.25 from 3.0 to 1.0 and a minimum asset coverage ratio of 1.75 to 1.0 was added, the minimum fixed charge coverage ratio of 1.2 to 1.0 was not changed.  At June 29, 2013, we were in compliance with all of the financial covenants.

The present value of minimum lease payments under our capital lease and the current portion thereof are included in our debt balances as summarized above.  The value of the equipment held under the capital lease of $3.5 million is included in property and equipment.  Accumulated depreciation on the capital lease assets was $1.0 million and $810,000 as of June 29, 2013 and December 29, 2012, respectively.

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

We entered into an interest rate swap in 2006 to convert the interest rate of the mortgage loan to purchase the Bluffton, Indiana plant from the contractual rate of 30 day LIBOR plus 165 basis points to a fixed rate of 6.85%.  The swap has a fixed pay-rate of 6.85% and a notional amount of approximately $2.0 million at June 29, 2013 and expires in December 2016.  The interest rate swap had fair value of $277,000 at June 29, 2013, which is recorded as a liability on the accompanying condensed consolidated balance sheet.  The swap value was determined in accordance with the fair value measurement guidance discussed earlier using Level 2 observable inputs and approximates the loss that would have been realized if the contract had been settled on June 29, 2013.

INVENTURE FOODS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

We entered into another interest rate swap in January 2008 to effectively convert the interest rate on the real estate term loan to a fixed rate of 4.28%.  The interest rate swap is structured with decreasing notional amounts to match the expected pay down of the debt.  The notional value of the swap at June 29, 2013 was $2.9 million.  The interest rate swap is accounted for as a cash flow hedge derivative and expires in July 2017.  The interest rate swap had fair value of $328,000 at June 29, 2013, which is recorded as a liability on the accompanying condensed consolidated balance sheet.  This value was determined in accordance with the fair value measurement guidance discussed earlier using Level 2 observable inputs and approximates the loss that would have been realized if the contract had been settled on June 29, 2013.

7.                                      Commitments and Contingencies

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

In March 2012, we learned that the Jamba Juice Company was named as a defendant in a putative class action filed in the Federal Court for the North District of California and captioned Kevin Anderson v. Jamba Juice Company which claims that the use of the words “all natural” to describe the Smoothie Kits is misleading and deceptive to consumers and violates various California consumer protection statutes and unfair competition statutes.  The suit is one of several “all natural” lawsuits recently brought against various food manufacturers and distributors in California.  In an amended complaint the plaintiff also alleged violations of the federal Magnuson-Moss Warranty Act, but the court dismissed those claims in a ruling issued in August 2012.  In a second amended complaint filed in September 2012, we were added as a defendant.  Under our license agreement with the Jamba Juice Company, we are obligated and have agreed to indemnify and defend Jamba Juice in the suit, and Jamba has tendered defense of the claim to us.  While we currently believe the “all natural” claims on the Smoothie Kits are not misleading and in full compliance with FDA guidelines, we are investigating the claims asserted in the action, and intend to vigorously defend against them.  The plaintiff filed a motion on July 15, 2013 seeking to certify a class of all persons in California who bought certain of the Jamba Juice Smoothie Kits.  Our opposition to the motion is due on September 30, 2013, and the court has scheduled a hearing on the motion on December 5, 2013.  On June 28, 2013, two new plaintiffs filed a separate class action complaint against Jamba Juice Company and Inventure Foods captioned Lily v. Jamba Juice Company in the same court, using the same plaintiff’s counsel and making nearly identical allegations as in the prior Anderson case.  On July 15, 2013, the plaintiff in Anderson filed a motion to consolidate the Lily case with Anderson.  Our response to the motion to consolidate is due on July 29, 2013 and our response to the Lilly complaint is due September 16, 2013.

8.                                      Business Segments

Our operations consist of two reportable segments: Frozen products and Snack products.  The Frozen segment produces frozen berries and frozen beverages, for sale primarily to club stores, groceries, and mass merchandisers and with the acquisition of WVFC, to other companies as raw ingredients.  The results of operations of WVFC have been consolidated into the Frozen segment since the WVFC Acquisition.  The Snack segment produces potato chips, kettle chips, potato crisps, potato skins, pellet snacks, sheeted dough products and extruded products for sale primarily to snack food distributors and retailers.  Our reportable segments offer different products and services.  The majority of our revenues are attributable to external customers in the United States.  We sell to external customers internationally; however, the revenues attributable to those customers are immaterial.  All of our assets are located in the United States.

INVENTURE FOODS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

We do not allocate assets, selling, general and administrative expenses, income taxes or other income and expense to our reportable segments.  The following tables present information about our reportable segments for the quarters and six months ended June 29, 2013 and June 30, 2012 (in thousands):

	Frozen Products	Snack Products	Consolidated
Quarter ended June 29, 2013
Net revenues from external customers	$27,921	$25,756	$53,677
Depreciation and amortization included in segment gross profit	287	524	811
Segment gross profit	4,446	4,690	9,136
Goodwill	8,777	5,986	14,763

Quarter ended June 30, 2012
Net revenues from external customers	$23,194	$24,822	$48,016
Depreciation and amortization included in segment gross profit	217	501	718
Segment gross profit	3,810	5,394	9,204
Goodwill	5,630	5,986	11,616

Six months ended June 29, 2013
Net revenues from external customers	$54,557	$47,657	$102,214
Depreciation and amortization included in segment gross profit	536	1,019	1,555
Segment gross profit	9,394	8,567	17,961
Goodwill	8,777	5,986	14,763

Six months ended June 30, 2012
Net revenues from external customers	$46,005	$49,031	$95,036
Depreciation and amortization included in segment gross profit	433	991	1,424
Segment gross profit	8,060	10,489	18,549
Goodwill	5,630	5,986	11,616

The following table reconciles reportable segment gross profit to our consolidated income before income tax provision the quarters and six months ended June 29, 2013 and June 30, 2012 (in thousands):

	Quarters Ended		Six Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Segment gross profit	$9,136	$9,204	$17,961	$18,549
Unallocated amounts:
Selling, general and administrative expenses	(6,889)	(6,379)	(13,846)	(12,880)
Interest expense, net	(171)	(204)	(391)	(434)
Income before income tax provision	$2,076	$2,621	$3,724	$5,235

9.                                      Shareholders’ Equity

The 2005 Plan was approved at our 2005 Annual Meeting of Shareholders and initially reserved for issuance of 410,518 shares of Common Stock, which is the number of reserved but unissued shares available for issuance under the 1995 Plan.  The number of shares of Common Stock reserved for issuance has been increased since 2005 to a total of 2,710,518 as of the date of this filing, pursuant to a series of amendments to the 2005 Plan approved by our shareholders.  If any shares of Common Stock subject to awards granted under the 2005 Plan are canceled, those shares will be available for future awards under the 2005 Plan.  The 2005 Plan expires in May 2015, and awards granted under the 2005 Plan may include: nonqualified stock options, incentive stock options, restricted stock, restricted stock units, stock appreciation rights, performance units and stock-reference awards.  Prior to May 2008, all stock option grants had a five year term.  The fair value of these stock option grants is amortized to expense over the service period, generally five years for employees and one year for the Board of Directors.  In May 2008, our Board of Directors approved a 10 year term for all future stock option grants, with vesting periods of five years and one year for employees and Board of Director members, respectively.

INVENTURE FOODS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

Restricted Common Stock and Performance Shares

Restricted share activity for the six months ending June 29, 2013 was as follows:

	Number	Weighted Average Grant Date Fair Value
Balance, December 29, 2012	519,437	$4.64
Granted	107,500	$7.20
Vested	(135,977)	$4.17
Forfeited	(100,860)	$3.39
Balance at June 29, 2013	390,100	$5.83

During the three months ended June 29, 2013 and June 30, 2012, we recorded total share-based compensation expense from restricted stock of $39,000 and $46,000, respectively.  During the six months ended June 29, 2013 and June 30, 2012, we recorded total share-based compensation expense from restricted stock of $95,000 and $111,000, respectively.  As of June 29, 2013 the total unrecognized costs related to non-vested restricted stock awards granted was $1.0 million, which is expected to be recognized over a weighted average period of 1.35 years.  This expected compensation expense does not reflect any new awards, or modifications to existing awards, that could occur in the future.

Options

The following table summarizes stock option activity during the six months ended June 29, 2013:

	Options Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value (in-the-money options)	Weighted Average Remaining Contractual Life (in years)
Outstanding at December 29, 2012	1,222,727	$3.26
Granted	225,000	$7.22
Exercised	(429,027)	$2.23
Forfeited or expired	—	$—
Outstanding at June 29, 2013	1,018,700	$4.57	$3,863,845	7.66

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on our closing stock price of $8.36 as of June 29, 2013, which would have been received by the option holders had all option holders exercised options and sold the underlying shares on that date.

We recorded total share-based compensation expense from stock options of approximately $148,000 and $407,000 during the quarters ended June 29, 2013 and June 30, 2012, respectively.  We recorded total share-based compensation expense from stock options of approximately $286,000 and $473,000 during the six months ended June 29, 2013 and June 30, 2012, respectively.  As of June 29, 2013 the total unrecognized costs related to non-vested stock option awards granted was $1.6 million, which is expected to be recognized over a weighted average period of 3.04 years.  This expected compensation expense does not reflect any new awards, or modifications to existing awards, that could occur in the future.

The following table summarizes information about stock options outstanding and exercisable at June 29, 2013:

Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$ 1.70 - $2.40	278,400	5.38	$2.02	184,400	$2.05
$ 3.12 - $4.16	316,900	7.37	$3.76	145,600	$3.70
$ 4.28 - $7.21	413,400	9.36	$6.83	59,400	$6.45
$ 7.38 - $7.61	10,000	9.80	$7.50	—	$—
	1,018,700	7.66	$4.57	389,400	$3.34

INVENTURE FOODS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the quarters and six months ended June 29, 2013 and June 30, 2012:

	Quarters Ended		Six Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Expected dividend yield (%)	—	—	—	—
Expected volatility (%)	54	56	54-55	56-58
Risk-free interest rate (%)	2.0-2.2	1.7	1.9 – 2.2	1.7 - 3.5
Expected life (years)	5.5-6.5	5.5-6.5	5.5-6.5	5.5-6.5

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

INVENTURE FOODS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Information

This Quarterly Report on Form 10-Q, including all documents incorporated by reference, includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) regarding our business, financial condition and results of operations.  We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and we are including this statement for purposes of complying with these safe-harbor provisions.  All statements other than statements of historical information provided or incorporated by reference herein may be deemed to be forward-looking statements.  Without limiting the foregoing, the words “anticipates,” “believes,” “expects,” “intends,” “estimates,” “projects,” “will likely result,” “will continue,” “future” and other similar terms and expressions are intended to identify forward-looking statements.  The forward-looking statements in this Quarterly Report on Form 10-Q reflect our current views with respect to future events and financial performance; however, these forward-looking statements involve risks and uncertainties.  Factors that could cause our actual results to differ materially from those reflected in forward-looking statements include, but are not limited to, the factors set forth under the heading “Risk Factors” in our most recent Annual Report Form 10-K, as updated by our Quarterly Report on Form 10-Q for the quarter ended March 30, 2013, and the risks discussed in our other filings from time to time with the U.S. Securities and Exchange Commission (the “SEC”).

Any or all forward-looking statements in this Quarterly Report on Form 10-Q and in any other public filings or statements we make may turn out to be incorrect.  They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties.  Many of the factors discussed in our filings with the SEC may impact future results.  These factors should be considered in conjunction with any discussion of operations or results by us or our representatives, including any forward-looking discussion, as well as comments contained in press releases, presentations to securities analysts or investors or other communications by us or our representatives.  You should not place undue reliance on any forward-looking statements, which reflect management’s analysis, judgment, belief or expectation only as of the date thereof.  Except as may be required by law, we undertake no obligation to publicly update or revise any forward-looking statements to reflect events or circumstances that arise after the date of this report.

The following discussion should be read in conjunction with the condensed consolidated financial statements and the related notes that appear elsewhere in this Quarterly Report on Form 10-Q.

Quarterly Overview

We are a leading specialty food marketer and manufacturer of healthy/natural and indulgent specialty snack food brands.  Our products are marketed under a strong portfolio of brands, including Rader Farms®, T.G.I. Friday’s®, Boulder Canyon®, Jamba®, Poore Brothers®, Nathan’s Famous®, Vidalia®, Bob’s Texas Style®, Tato Skins® and Willamette Valley Fruit CompanyTM.  T.G.I. Friday’s®, Jamba®, Nathan’s Famous®, Seattle’s Best Coffee® and Vidalia® are licensed brand names.  As part of the WVFC Acquisition we license the Willamette Valley Fruit Company trade name to the former owners of the berry processing business for certain products specified in the licensing agreement.

On May 28, 2013, we completed our acquisition of the berry processing business of Willamette Valley Fruit Company, LLC, for a cash purchase price of $9.3 million (“WVFC Acquisition”).  An additional amount of up to $3.0 million is payable as contingent consideration in the form of an earn-out if certain performance thresholds are met during the period of up to 7 years following the closing.  We believe that the WVFC Acquisition enhances our berry purchasing and freezing capabilities and that the synergies from combining the berry processing capabilities with our Frozen products segment operations will elevate our ability to meet the growing consumer demand for frozen fruit.

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

Results of Operations

The following table sets forth for the periods presented certain financial data as a percentage of net sales for the quarter and six months ended June 29, 2013 and June 30, 2012:

	Quarters Ended		Six Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	83.0	80.8	82.4	80.5
Gross profit	17.0	19.2	17.6	19.5
Selling, general and administrative expenses	12.8	13.3	13.6	13.5
Operating income	4.2	5.9	4.0	6.0
Interest expense, net	0.3	0.4	0.4	0.5
Income before income taxes	3.9	5.5	3.6	5.5
Income tax provision	1.3	2.1	1.2	2.0
Net income	2.6%	3.4%	2.4%	3.5%

Our operations consist of two reportable segments: Frozen products and Snack products.  The Frozen products segment produces frozen berries and frozen beverages, for sale primarily to club stores, groceries and mass merchandisers.  The results of operations of WVFC have been consolidated into the Frozen products segment since the WVFC Acquisition.  The Snack products segment produces potato chips, kettle chips, potato crisps, potato skins, pellet snacks, sheeted dough products and extruded products for sale primarily to snack food distributors and retailers or other snack food manufacturers under co-packing agreements.

Net Revenues.  Consolidated net revenues increased 11.8% to $53.7 million in the second quarter ended June 29, 2013, an increase of $5.7 million compared to $48.0 million during the prior-year period. Net revenues for the six months ended June 29, 2013 increased 7.6% compared to the six months ended June 30, 2012. Our net revenues by operating segment were as follows (in thousands):

	Quarters Ended			Six Months Ended
	June 29, 2013	June 30, 2012	% Change	June 29, 2013	June 30, 2012	% Change
Frozen	$27,921	$23,194	20.4%	$54,557	$46,005	18.6%
Snack	25,756	$24,822	3.8%	47,657	49,031	(2.8)%
Consolidated	$53,677	$48,016	11.8%	$102,214	$95,036	7.6%

Our Frozen segment net revenues were $27.9 million during the second quarter 2013, an increase of $4.7 million or 20.4% compared to the prior year period.  Net revenues from frozen berries increased 16.8% to $23.0 million, compared to $19.7 million during the prior year largely due to increased demand in branded and private label and the acquisition of WVFC.  Frozen beverage net revenues, which consisted of Jamba® smoothies and Seattle’s Best Coffee® branded frozen coffee drinks, were $4.9 million, and increased 40.9% compared to $3.5 million in the prior-year period primarily due to the continued rollout of Seattle’s Best Coffee® frozen coffee drinks during the quarter.

During the six months ended June 29, 2013, the Frozen segment net revenues were $54.6 million, up 18.6% compared to the first six months of 2012.  The increase in the Frozen segment net revenues was primarily driven by increased fruit sales due to volume, new distribution, and the WVFC Acquisition.  Frozen beverage net revenues totaled $8.1 million for the first six months of 2013, an increase of 15.9% versus the prior year primarily due to the continued rollout of Seattle’s Best Coffee® frozen coffee drinks during the first six months of the year.  Year-over-year comparability of Jamba net revenues continues to be affected by timing of temporary rotations in the club channel.  Excluding the club channel, Jamba® net revenues increased 23.0%.

Our Snack products segment net revenues increased 3.8%, or $0.9 million, to $25.8 million for the quarters ended June 29, 2013 compared to $24.8 million for the quarters ended June 30, 2012.  This increase was primarily attributable to a 10.1% increase in sales of Boulder Canyon Natural Foods®, a 36.8% increase in sales of private label products, and a 244.4% increase in co-packed products as a result of a new co-packing agreement.  These gains were partially offset by a 17.8% decrease in T.G.I. Friday’s® net revenues and $0.7 million in revenues from third party distributed products, which did not recur in the current year due to the prior year sale of the DSD business.

During the six months ended June 29, 2013 net revenues of the Snack segment decreased $1.4 million or 2.8% to $47.7 million compared to $49.0 million in the first six months of the previous year.  This decrease was primarily due to a decline of 16.9% in T.G.I. Friday’s® net revenues and $1.4 million in revenues from third party distributed products, which did not recur in the current year due to the prior year sale of the DSD Business.  This decline was partially offset by a 11.4% growth in sales of Boulder Canyon® sales, a 28.0% increase in sales of private label products and an increase of 81.4% in sales of co-packed products.

Gross Profit.  Gross profit for the quarter ended June 29, 2013 decreased 0.7% compared to the quarter ended June 30, 2012, with gross margin decreasing 220 basis points to 17.0% for the three months ended June 29, 2013 compared to 19.2% for the three months ended June 30, 2012. For the six months ended June 29, 2013, gross profit decreased 3.2% compared to the six months ended June 30, 2012, with gross margin decreasing 190 basis points to 17.6% for the six months ended June 29, 2013 compared to 19.5% for the six months ended June 30, 2012.  Our gross profit and gross profit as a percentage of net sales by operating segment were as follows (in thousands):

	Quarters Ended				Six Months Ended
	June 29, 2013	% of Net Revenues	June 30, 2012	% of Net Revenues	June 29, 2013	% of Net Revenues	June 30, 2012	% of Net Revenues
Frozen	$4,446	15.9%	$3,810	16.4%	$9,394	17.2%	$8,060	17.5%
Snack	4,690	18.2%	5,394	21.7%	8,567	18.0%	10,489	21.4%
Consolidated	$9,136	17.0%	$9,204	19.2%	$17,961	17.6%	$18,549	19.5%

Our Frozen segment gross profit for the quarter ended June 30, 2013 increased $0.6 million or 16.7% to $4.4 million, and decreased 50 basis points to 15.9% as a percentage of net revenues for the quarter ended June 29, 2013 compared to 16.4% during the quarter ended June 30, 2012.  This decrease in gross margin for the second quarter of 2013 was primarily attributable to increased above the line spending on trade promotion and slotting fees as well as increased freight and material costs.

The Frozen segment gross profit increased $1.3 million or 16.6% to $9.4 million, and decreased 30 basis points as a percentage of net revenues to 17.2% for the six month period ended June 29, 2013 compared to 17.5% during the same period of 2012 attributable to overall plant efficiencies on higher volume.

Our Snack segment gross profit for the quarters ended June 29, 2013 decreased $0.7 million or 13.1% to $4.7 million, and decreased as a percentage of net revenues to 18.2% for the quarter ended June 29, 2013 compared to 21.7% during quarters ended June 30, 2012.  This decrease in gross margin was primarily due to increased above the line trade spending, increased freight and decreased sales of our T.G.I. Friday’s products.

Snack segment gross profit for the first six months of 2013 decreased $1.9 million to $8.6 million compared to $10.5 million in the prior year period.  As a percentage of revenues, gross profit decreased 340 basis points to 18.0% during the first six months of 2013 compared to 21.4% in the prior year. This decrease in gross margin was primarily due to increased above the line trade spending and product mix.

Selling, General and Administrative Expenses.  Selling and administrative (“SG&A”) expenses increased $0.5 million, or 8.0%, for the quarter ended June 29, 2013 compared to the quarter ended June 30, 2012.  As a percentage of net revenues, SG&A expenses decreased 50 basis points to 12.8%, compared to 13.3% during the first quarter of 2012.  The increase in SG&A expenses is primarily a result of increased sampling expenses related to Seattle’s Best Coffee and T.G.I. Friday’s® products and professional fees expenses associated with the WVFC Acquisition.

For the six months ended June 29, 2013, SG&A expenses increased $1.0 million, or 7.5%, compared to the six months ended June 30, 2012, while as a percentage of net revenues, SG&A expenses decreased 10 basis points to 13.5%, compared to 13.6% during the first six months of 2012.  The increase in SG&A expenses is primarily a result of increased sampling expenses related to Seattle’s Best Coffee and T.G.I. Friday’s® products.

Interest Expense.  Interest expense for the three and six months ended June 29, 2013 declined 16.2%, to $0.2 million, and 10.0%, to $0.4 million, respectively, compared to the three and six months ended June 30, 2012. Interest expense primarily relates to borrowings on our revolving line of credit and capital lease financing.  For a description of our various financing facilities, see Note 6 to our Condensed Consolidated Financial Statements in Part I, Item 1 of this report.

Income Tax Provision.  Our income tax provision for the quarter ended June 29, 2013 was $0.7 million, compared to $1.0 million for the quarter ended June 30, 2012.  Our effective tax rate for the quarters ended June 29, 2013 and June 30, 2012 was 32.2% and 38.0%, respectively.  The change in the effective tax rate is due to a decrease in the tax-effected equity compensation costs.

The income tax provision for the six months ended June 29, 2013 was $1.3 million, compared $1.9 million for the first six months of 2012.  Our effective tax rate for the six months ended June 29, 2013 and June 30, 2012 was 33.9% and 36.1%, respectively.  The change in the effective tax rate is due to a decrease in the tax-effected equity compensation costs.

Liquidity and Capital Resources

Liquidity represents our ability to generate sufficient cash flows from operating activities to satisfy obligations as well as our ability to obtain appropriate financing.  Therefore, liquidity cannot be considered separately from capital resources that consist primarily of current and potentially available funds for use in achieving our objectives.  Currently, our liquidity needs arise primarily from working capital requirements, capital expenditures, and debt repayment.  Sufficient liquidity is expected to be available to enable us to meet these demands.  Net working capital was $23.1 million (a current ratio of 1.8:1) and $25.2 million (a current ratio of 2.1:1) at June 29, 2013 and December 29, 2012, respectively.

Operating Cash Flows

Cash flows from operations for the six months ended June 29, 2013 and June 30, 2012 reflect our net income, adjusted for non-cash items such as depreciation, amortization, share-based compensation expense and write-offs and write-downs of assets, as well as changes in accounts receivable, inventories, other current assets and liabilities, accounts payable and accrued expenses and other liabilities.  Net cash provided by operating activities was $6.8 million for the six months ended June 29, 2013 and $10.8 million for the six months ended June 30, 2012.  The $4.0 million year-over-year decrease in cash provided by operations was primarily a result of increased cash used to maintain inventory in the current year as a result of continued growth in demand primarily for our frozen fruit business and additional cash used to support increased accounts receivable as a result of increased sales growth.  These decreases in cash provided by operations was offset by an increase in accounts payable related to the purchase of WVFC, the accelerated timing of the harvest and ongoing capital projects in 2013.

Investing Cash Flows

Net cash used in investing activities was $14.0 million for the six months ended June 29, 2013, compared to $4.7 million for the six months ended June 30, 2012.  This increase was primarily due to the payment of $8.5 million cash used to fund the WVFC Acquisition during the second quarter of 2013.  Capital expenditures of $5.5 million in 2013 primarily related to the purchase of manufacturing equipment at our Bluffton facility of $3.5 million, as well as $0.8 million in planting costs, $0.7 in equipment purchased at our Lynden facility and $0.5 in office equipment/software.  Capital expenditures of $4.7 million in 2012 primarily relate to the purchase of manufacturing equipment of $3.9 million, primarily at our Lynden facility, $0.5 million in office equipment/software and $0.3 million of building improvements.  During the full year 2013, we plan to spend approximately $7.6 million in capital expenditures, primarily at our manufacturing facilities.  Capital expenditures are funded by net cash flow from operating activities, cash on hand, and available credit from our credit facility.

Financing Cash Flows

Net cash provided by financing activities for the six months ended June 29, 2013 was $7.2 million compared to net cash used of $6.2 million in the six months ended June 30, 2012.  This $13.4 million year-over-year increase in cash provided by financing activities is primarily due to new equipment term loans and lower net repayment of our line of credit in the current year.

Debt and Capital Resources

At June 29, 2013, there was $0.4 million in cash and $9.7 million borrowed on our revolving line of credit.  At that date, $15.7 million of additional borrowing were available under the revolving line of credit with U.S. Bank.  As is customary in such financings, U.S. Bank may terminate its commitments and accelerate the repayment of amounts outstanding and exercise other remedies upon the occurrence of an event of default (as defined in the Loan Agreement), subject, in certain instances, to the expiration of an applicable cure period.  Certain events may trigger an acceleration of repayment of the amounts outstanding under the New Loan Agreement (as defined noted in Note 6 to our Condensed Consolidated Financial Statements in Part I, Item 1 of this report) as defined in the agreement.  The agreement requires us to maintain compliance with certain financial covenants, including a minimum fixed charge coverage ratio, a leverage ratio and an asset coverage ratio.  At June 29, 2013, we were in compliance with all of the financial covenants.  See Note 6 to our Condensed Consolidated Financial Statements in Part I, Item 1 of this report for detail regarding our financing arrangements.

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

Interest Rate Swaps

See Note 6 to our Condensed Consolidated Financial Statements in Part I, Item 1 of this report for detail regarding our interest rate swaps.

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

(a)         Reflects amounts outstanding under our Loan Agreement as of December 29, 2012.  During the six months ended June 29, 2013 we amended and restated our loan agreement with U.S. Bank, the terms of which are noted in Note 6 to our Condensed Consolidated Financial Statements in Part I, Item 1 of this report.  As of June 29, 2013, future contractual obligations under our New Loan Agreement totaled $8.2 million ($0.6 million due in remaining fiscal 2013; $2.3 million due fiscal 2014-2015; $2.4 million due fiscal 2016-2017; $2.9 million due after fiscal 2017).

(b)         See further discussion of our capital lease obligations as of December 29, 2012 in Note 6 to our Consolidated Financial Statements in Part II, Item 8 our Form 10-K for the year ended December 29, 2012.

(c)          Reflects amounts outstanding under our operating lease obligations as of December 29, 2012.  During the six months ended June 29, 2013 we entered into a number of new lease commitments as part of the acquisition of Willamette Valley Fruit Company effective May 28, 2013. As of June 29, 2013, future additional operating lease obligations under totaled $1.7 million ($0.1 million due in remaining fiscal 2013; $0.3 million due fiscal 2014-2015; $0.3 million due fiscal 2016-2017; $1.0 million due after fiscal 2017).

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

Interest Rate Risk

To the extent that we borrow under the New Loan Agreement, we are exposed to market risk related to changes in interest rates. Using debt levels and interest rates as of June 29, 2013, the weighted average interest rate on borrowings was 2.7%.  At June 29, 2013, we had $10.6 million in variable rate debt.  A 10% increase in the variable interest rate would not have significantly impacted interest expense during the period.

To manage exposure to changing interest rates, we selectively enter into interest rate swap agreements.  Our interest rate swaps qualify for and are designated as cash flow hedges.  Changes in the fair value of a swap that is highly effective and that is designated and qualifies as a cash flow hedge to the extent that the hedge is effective, are recorded in other comprehensive income (loss).  While these interest rate swap agreements fixed a portion of the interest rate at a predictable level, we estimate pre-tax interest expense would have been approximately $0.1 million less without these swaps in the first six months of 2013.  See Note 6 to our Condensed Consolidated Financial Statements in Part I, Item 1 of this report for further discussion of our interest rate swap agreements.

Foreign Currency Exchange Rate Risk

We contract for and settle all purchases in U.S. dollars.  We only purchase a modest amount of goods directly from international vendors.  Therefore, we consider the effect of foreign currency rate changes to be indirect and we do not hedge using any derivative instruments.  Historically, we have not been impacted by changes in exchange rates.

Item 4.  Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective for the purpose of providing reasonable assurance that the information required to be disclosed in the reports we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

No change occurred in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

INVENTURE FOODS, INC. AND SUBSIDIARIES

Part II.       Other Information

Item 1.         Legal Proceedings

For a discussion of legal proceedings, see Note 7 to the Condensed Consolidated Financial Statements in Part I, Item 1 of this report.

Item 1A. Risk Factors

During the quarter and six months ended June 29, 2013, there were no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 29, 2012.

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.         Defaults upon Senior Securities

None.

Item 4.         Mine Safety Disclosures

Not applicable.

Item 5.         Other Information

None.

Item 6.         Exhibits

(a)                     Exhibits (unless otherwise noted, exhibits are filed herewith).

10.1 —	Asset Purchase Agreement, dated as of May 28, 2013, by and between WVFC Acquisition Sub, Inc., Willamette Valley Fruit Company, LLC, and its members.

10.2 —	2013 Bonus Plan (incorporated by reference to the Company’s Current Report on Form 8-K filed on May 21, 2013).

31.1 —	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15(d)-14(a).

31.2 —	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15(d)-14(a).

32.1 —	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 —

The following materials from the Inventure Foods, Inc. Quarterly Report on Form 10-Q for the quarter ended June 29, 2013 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows and (iv) related notes.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:	August 6, 2013	INVENTURE FOODS, INC.

		By:	/s/ Terry McDaniel
Terry McDaniel
Chief Executive Officer
(Principal Executive Officer)