Form 10-Q
period 2013-09-28
INVENTURE FOODS, INC.
filed 2013-11-05
CIK 944508

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 28, 2013

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  19,420,060 as of November 1, 2013.

INVENTURE FOODS, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

PART I.  FINANCIAL INFORMATION

Item 1.                                                         Financial Statements

INVENTURE FOODS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per-share data)

(unaudited)

	September 28,	December 29,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$819	$419
Accounts receivable, net of allowance for doubtful accounts of $209 and $222 at September 28, 2013 and December 29, 2012, respectively	22,228	17,547
Inventories	41,505	27,071
Deferred income tax asset	848	1,030
Other current assets	1,072	1,323
Total current assets	66,472	47,390

Property and equipment, net of accumulated depreciation of $32,472 and $28,524 at September 28, 2013 and December 29, 2012, respectively	40,419	34,051
Goodwill	14,763	11,616
Trademarks and other intangibles, net	5,862	2,010
Other assets	948	827
Total assets	$128,464	$95,894

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,733	$12,178
Accrued liabilities	17,424	8,415
Current portion of long-term debt	2,785	1,646
Total current liabilities	32,942	22,239

Long-term debt, less current portion	14,013	6,897
Line of credit	17,380	10,117
Deferred income tax liability	4,019	3,968
Interest rate swaps	577	766
Other liabilities	2,849	808
Total liabilities	71,780	44,795

Commitments and contingencies (Note 7)

Shareholders’ equity:
Common stock, $.01 par value; 50,000 shares authorized; 19,842 and 19,571 shares issued and outstanding at September 28, 2013 and December 29, 2012, respectively	198	196
Additional paid-in capital	30,516	29,660
Accumulated other comprehensive loss	(262)	(378)
Retained earnings	26,703	22,092
	57,155	51,570
Less: treasury stock, at cost: 368 shares at September 28, 2013 and December 29, 2012	(471)	(471)
Total shareholders’ equity	56,684	51,099
Total liabilities and shareholders’ equity	$128,464	$95,894

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVENTURE FOODS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per-share data)

(unaudited)

	Quarters Ended		Nine months ended
	September 28,	September 29,	September 28,	September 29,
	2013	2012	2013	2012
Net revenues	$54,514	$46,601	$156,728	$141,637
Cost of revenues	44,458	37,130	128,711	113,617
Gross profit	10,056	9,471	28,017	28,020
Selling, general and administrative expenses	6,395	6,535	20,241	19,415
Operating income	3,661	2,936	7,776	8,605
Interest expense, net	250	179	641	613
Income before income tax provision	3,411	2,757	7,135	7,992
Income tax provision	1,263	1,017	2,524	2,907
Net income	$2,148	$1,740	$4,611	$5,085

Earnings per common share:
Basic	$0.11	$0.09	$0.24	$0.27
Diluted	$0.11	$0.09	$0.23	$0.26

Weighted average number of common shares:
Basic	19,473	19,031	19,329	18,737
Diluted	19,843	19,690	19,746	19,537

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVENTURE FOODS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Quarters Ended		Nine months ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Net income	$2,148	$1,740	$4,611	$5,085
Change in fair value of interest rate swaps, net of tax	17	5	115	14
Comprehensive income	$2,165	$1,745	$4,726	$5,099

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVENTURE FOODS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine months ended
	September 28, 2013	September 29, 2012

Cash flows from operating activities:
Net income	$4,611	$5,085
Adjustments to reconcile net income to net cash provided by operating activities, net of effects of acquisitions:
Depreciation	4,023	3,473
Amortization	87	21
Provision for bad debts	(12)	(11)
Deferred income taxes	747	(66)
Excess income tax benefit from exercise of stock options	(544)	(106)
Share-based compensation expense	626	872
Loss (gain) on disposition of equipment	16	(20)
Change assets and liabilities:
Accounts receivable	(4,669)	(2,932)
Inventories	(13,162)	3,553
Other assets and liabilities	274	1,100
Accounts payable and accrued liabilities	8,293	(1,591)
Net cash provided by operating activities	290	9,378

Cash flows from investing activities:
Purchase of equipment	(7,056)	(5,254)
Acquisition of Willamette Valley Fruit Company	(8,472)	—
Net cash used in investing activities	(15,528)	(5,254)

Cash flows from financing activities:
Net borrowings (repayments) on line of credit	7,263	(1,744)
Proceeds from issuance of common stock under equity award plans	133	81
Payments made on capital lease obligations	(365)	(382)
Borrowings on equipment term loan	10,048	—
Payments made on long-term debt	(1,445)	(2,231)
Payment of deferred financing fees	(96)	—
Excess income tax benefit from exercise of stock options	544	106
Payment of payroll taxes on stock-based compensation through shares withheld	(444)	(26)
Net cash provided by (used in) financing activities	15,638	(4,196)
Net increase (decrease) in cash and cash equivalents	400	(72)
Cash and cash equivalents at beginning of period	419	664
Cash and cash equivalents at end of period	$819	$592

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$547	$620
Cash paid during the period for income taxes	$121	$1,839

Supplemental disclosures of non-cash investing and financing transactions:
Capital lease obligations for the acquisition of property and equipment	$16	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVENTURE FOODS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.                                      Organization and Summary of Significant Accounting Policies

Inventure Foods, Inc., a Delaware corporation (the “Company,” referred to as “we” “our” or “us”), is a leading marketer and manufacturer of healthy/natural and indulgent specialty snack food brands with more than $185 million in annual net revenues for the most recently completed fiscal year.

On May 28, 2013, we completed our acquisition of the berry processing business of Willamette Valley Fruit Company (the “WVFC Acquisition”) for a cash purchase price of $9.3 million.  An additional amount of up to $3.0 million is payable as contingent consideration in the form of an earn-out if certain performance thresholds are met during the period of up to 7 years following the closing.

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

In the Healthy/Natural portfolio, products include Rader Farms® frozen berries, Boulder Canyon Natural Foods® brand products, Willamette Valley Fruit CompanyTM, Jamba® branded blend-and-serve smoothie kits under license from Jamba Juice Company, Seattle’s Best Coffee® branded frozen coffee drinks under license from Seattle’s Best Coffee, LLC and private label frozen fruit and healthy/natural snacks.  Production and distribution of our Seattle’s Best Coffee® products began during March of 2013.  As part of the WVFC Acquisition we license the Willamette Valley Fruit Company trade name to the former owners of the berry processing business for certain products specified in the licensing agreement.

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

We operate manufacturing facilities in five locations.  Our frozen berry products are manufactured in Lynden, Washington and two facilities in Salem, Oregon.  Our frozen berry business grows, processes and markets premium berry blends, raspberries, blueberries, and rhubarb and purchases marionberries, cherries, cranberries, strawberries and other fruits from a select network of fruit growers for resale.  The fruit is processed, frozen and packaged for sale and distribution to wholesale customers.  Our frozen beverage products are packaged at our Lynden facility.  We also use third party processors for certain frozen products and package certain frozen fruits for other manufacturers.  Our snack products are manufactured at our Arizona and Indiana plants as well as some third party plants for certain products.

Our fiscal year ends on the last Saturday occurring in the month of December of each calendar year.  Accordingly, the third quarter of 2013 commenced June 30, 2013 and ended September 28, 2013.

Basis of Presentation

The consolidated financial statements include the accounts of Inventure Foods, Inc. and all of our wholly owned subsidiaries.  All significant intercompany amounts and transactions have been eliminated.  The financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all the information and footnotes required by accounting principles generally accepted in the United States of America.  In the opinion of management, the condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary in order to make the consolidated financial statements not misleading.  A description of our accounting policies and other financial information is included in the audited financial statements filed with our Annual Report on Form 10-K for the fiscal year ended December 29, 2012.  The results of operations for the quarter ended September 28, 2013 are not necessarily indicative of the results expected for the full year.

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

At September 28, 2013 and December 29, 2012, the carrying value of cash, accounts receivable, accounts payable and accrued liabilities approximate fair values since they are short-term in nature.  The carrying value of the long-term debt approximates fair-value based on the borrowing rates currently available to us for long-term borrowings with similar terms.  The following table summarized the valuation of our assets and liabilities measured at fair value on a recurring basis (in thousands):

		September 28, 2013			December 29, 2012
Balance Sheet Classification		Interest Rate Swaps	Non-qualified Deferred Compensation Plan Investments	Earn-out Contingent Consideration Obligation	Interest Rate Swaps	Non-qualified Deferred Compensation Plan Investments
Other assets	Level 1	$—	$535	$—	$—	$440
Interest rate swaps	Level 2	$(577)	$—	$—	$(766)	$—
Other liabilities	Level 3	$—	$—	$2,400	$—	$—

Considerable judgment is required in interpreting market data to develop the estimate of fair value of our derivative instruments.  Accordingly, the estimate may not be indicative of the amounts that we could realize in a current market exchange.  The use of different market assumptions or valuation methodologies could have a material effect on the estimated fair value amounts.

Our non-qualified deferred compensation plan assets consist of money market and mutual funds invested in domestic and international marketable securities that are directly observable in active markets.

The fair value measurement of the earn-out contingent consideration obligation relates to the WVFC Acquisition in May 2013, and is included in other long-term liabilities in the condensed consolidated balance sheets.  The fair value measurement is based upon significant inputs not observable in the market.  Changes in the value of the obligation are recorded as income or expense in our condensed consolidated statements of income.  We determined the fair value of the earn-out contingent consideration obligation using a discounted cash flow model.  The key assumption used in applying the income approach is a discount rate of 5.4% which approximates our debt credit rating.  There were no changes in the fair value of our Level 3 earn-out contingent consideration obligation during the quarter ended September 28, 2013.

Income Taxes

We use a two-step approach to recognize and measure uncertain tax positions.  The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolutions of related appeals or litigation processes, if any.  The second step is to measure the tax benefit as the largest amount that is more likely than not of being realized upon ultimate settlement.

INVENTURE FOODS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

We file income tax returns in the U.S. federal and various state jurisdictions.  We are no longer subject to examination by the IRS for years before 2010.  With few exceptions, we are no longer subject to examination by state tax authorities for years before 2009.  We believe that our income tax filing positions and deductions would be sustained on audit and do not anticipate any adjustments that would result in a material change to our financial position.  We do not anticipate that the amount of unrecognized tax benefits will change significantly within the next 12 months.

It is our policy to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense.  We do not have any accrued interest or penalties associated with any unrecognized tax benefits as of September 28, 2013.

For the quarters ended September 28, 2013 and September 29, 2012 our provisions for income taxes were $1.3 million and $1.0 million, respectively.  The effective tax rate for the third quarter of 2013 was 37.0% compared with 36.9% for the third quarter of 2012.  The change in the effective tax rate is due to a decrease in the benefits of domestic production activity deductions and research credits.

For the nine months ended September 28, 2013 and September 29, 2012 our provisions for income taxes were $2.5 million and $2.9 million, respectively.  Our effective tax rate for the nine months ended September 28, 2013 and September 29, 2012 was 35.4% and 36.4%, respectively.  The change in the effective tax rate is due to an increase of benefits from domestic production activities.

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

Options to purchase 215,010 and 266,898 shares of our common stock were excluded from the computation of diluted earnings per share for both the quarter and nine months ended September 28, 2013, respectively.  Options to purchase 204,700 and 259,866 shares of our common stock were excluded from the computation of diluted earnings per share for the quarter and nine months ending September 29, 2012, respectively.  These exclusions were made because the options’ exercise prices were greater than the average market price of our common stock for those periods.  Exercises of outstanding stock options or warrants are assumed to occur for purposes of calculating diluted earnings per share for periods in which their effect would not be anti-dilutive.

Earnings per common share was computed as follows for the quarters and nine months ended September 28, 2013 and September 29, 2012 (in thousands, except per share data):

	Quarters Ended		Nine months ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Basic Earnings Per Share:
Net income	$2,148	$1,740	$4,611	$5,085
Weighted average number of common shares	19,473	19,031	19,329	18,737
Earnings per common share	$0.11	$0.09	$0.24	$0.27

Diluted Earnings Per Share:
Net income	$2,148	$1,740	$4,611	$5,085
Weighted average number of common shares	19,473	19,031	19,329	18,737
Incremental shares from assumed conversions of stock options and non-vested shares of restricted stock	370	659	417	800
Adjusted weighted average number of common shares	19,843	19,690	19,746	19,537
Earnings per common share	$0.11	$0.09	$0.23	$0.26

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

2.                                      Acquisition

Willamette Valley Fruit Company

Effective May 28, 2013, we enhanced our berry purchase and freezing capabilities by acquiring Willamette Valley Fruit Company, LLC, one of the Pacific Northwest’s leading processors of high-quality berry products, for a cash purchase price of $9.3 million.  Up to an additional $3.0 million in purchase price consideration may be due if certain performance thresholds are met during the period of up to seven years following the closing.  Under the terms of the agreement, we acquired substantially all of the berry processing equipment assets, including a new Individually Quick Frozen (“IQF”) tunnel, and other intellectual property and inventory rights.  We also entered into leases of the land and buildings containing the purchased assets.

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

INVENTURE FOODS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

Identified intangible assets acquired in the WVFC Acquisition totaled $3.9 million and consist of the following (in thousands):

Customer relationships	$3,200
Trademark	740
3,940
Accumulated amortization	(80)
Intangible assets, net at September 28, 2013	$3,860

Amortization expense of the acquired customer relationships is determined using the straight-line method over an estimated economic life of 10 years.  Amortization expense as of September 28, 2013 is estimated to be as follows (in thousands):

Years Ending,
2013	$80
2014	320
2015	320
2016	320
2017	320
Thereafter	1,760
Total	$3,120

Goodwill of $3.1 million represents the excess of the purchase price over the estimated fair value assigned to tangible and identifiable intangible assets acquired and liabilities assumed from WVFC, and was recorded entirely in our Frozen products segment.  None of the goodwill is tax deductible.

The following unaudited pro forma consolidated results of operations (in thousands, except per share data) assumes the WVFC Acquisition occurred as of the beginning of the earliest period presented.  The pro forma results are not necessarily indicative of the actual results that would have occurred had the acquisition been completed as of the beginning of each of the periods presented, nor are they necessarily indicative of future consolidated results.

		Quarter Ended		Nine months ended
		September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Net revenues	As reported	$54,514	$46,601	$156,728	$141,637
	Pro forma	$54,514	$52,810	$163,159	$154,516

Net income	As reported	$2,148	$1,740	$4,611	$5,085
	Pro forma	$2,148	$2,291	$4,854	$5,666

Diluted earnings per share	As reported	$0.11	$0.09	$0.23	$0.26
	Pro forma	$0.11	$0.12	$0.25	$0.29

3.                                      Inventories

Inventories consisted of the following (in thousands):

	September 28, 2013	December 29, 2012
Finished goods	$18,065	$9,469
Raw materials	23,440	17,602
	$41,505	$27,071

INVENTURE FOODS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

4.                                      Goodwill, Trademarks and Other Intangibles

Goodwill, trademarks and other intangibles, net consisted of the following (in thousands):

	Estimated Useful Life	September 28, 2013	December 29, 2012
Goodwill:
Inventure Foods, Inc.		$5,986	$5,986
Rader Farms, Inc.		5,630	5,630
Willamette Valley Fruit Company		3,147	—
Total Goodwill		$14,763	$11,616

Trademarks
Inventure Foods, Inc.		$896	896
Rader Farms, Inc.		1,070	1,070
Willamette Valley Fruit Company		740	—

Other intangibles:
Rader - Customer relationship, gross carrying amount	10 years	100	100
Rader - Customer relationship, accum. amortization		(64)	(56)
WVFC — Customer relationship, gross carrying amount	10 years	3,200	—
WVFC — Customer relationship, accum amortization		(80)	—
Total trademarks and other intangibles, net		$5,862	$2,010

Our amortization expense related to these intangibles was $83,000 and $88,000 for the quarter and nine months ended September 28, 2013 respectively, and $3,000 and $21,000 for the quarter and nine months ended September 29, 2012, respectively.

Goodwill and trademarks are reviewed for impairment annually in the fourth fiscal quarter, or more frequently if impairment indicators arise.  We believe the carrying values of our intangible assets are appropriate as of September 28, 2013.

5.                                      Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	September 28, 2013	December 29, 2012
Accrued payroll and payroll taxes	$2,068	$2,444
Accrued royalties and commissions	1,099	868
Accrued advertising and promotion	1,812	1,767
Accrued berry purchase payments	8,851	1,123
Accrued other	3,594	2,213
	$17,424	$8,415

INVENTURE FOODS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

6.                                      Long-Term Debt

Our long-term debt consists of the following (in thousands):

	September 28,	December 29,
	2013	2012
Equipment term loan A due monthly through March 2020	7,944	—
Equipment term loan B due monthly through September, 2020	1,531	—
Bluffton, IN mortgage loan due monthly through December 2016	1,938	2,000
Lynden, WA equipment term loan due monthly through May 2014	643	1,286
Lynden, WA real estate term loan due monthly through July 2017	2,861	3,028
Capital lease obligations, primarily due September 2017	1,881	2,229
	16,798	8,543
Less current portion of long-term debt	(2,785)	(1,646)
Long-term debt, less current portion	$14,013	$6,897

On March 22, 2013, we entered into a Loan and Security Agreement (the “New Loan Agreement”) with U.S. Bank National Association (“U.S. Bank”).  Each of our subsidiaries is a co-borrower under the New Loan Agreement, which is secured by all of the assets of our consolidated group.  The New Loan Agreement amended and restated (a) the Loan Agreement (Revolving Line of Credit Loan and Term Loan) dated as of May 16, 2007, between us and U.S. Bank and (b) the Term Loan Agreement, dated as of June 28, 2007, between us and U.S. Bank ((a) and (b) collectively, the “Prior Agreement”).  U.S. Bank extended certain term and revolving loans to us under the Prior Agreement.  We entered into the New Loan Agreement in substitution of the Prior Agreement and not in satisfaction thereof.  The additions to the New Loan Agreement consisted of:

•                  A $30.0 million revolving line of credit maturing on March 22, 2018; $17.4 million was outstanding at September 28, 2013.  Based on eligible assets, there was $12.6 million of additional borrowing availability under the line of credit at September 28, 2013.  The WVFC Acquisition was funded, in part, using borrowings under the revolving line of credit.  All borrowings under the revolving line of credit will bearing interest at the 30-day LIBOR rate plus a floating rate of interest which is set quarterly between the range of 1.125% and 1.750% depending on our financial performance.  As of September 28, 2013 the interest rate on the revolving line of credit was 1.6%.

•                  Equipment term loan A due March 2020; interest at 2.69%; secured by lien on certain equipment purchased after 2009 at all three of our manufacturing facilities as well as our personal property business assets.

•                  Equipment term loan B due September 2020; interest at 3.12%.  On August 14, 2013, we entered into an Equipment Term Loan “Term B” to finance equipment located at Willamette Valley Fruit Company.

The New Loan Agreement maintained the terms and borrowing capacity of the Prior Agreement with respect to the following:

•                  Bluffton, IN mortgage loan due December 2016; interest rate at 30 day LIBOR plus 165 basis points, fixed through a swap agreement to 6.85%; collateralized by land and building in Bluffton, IN.

•                  Lynden, WA equipment term loan due May 2014; interest at LIBOR plus 165 basis points; collateralized by equipment purchased as part of the acquisition of Rader Farms, Inc. in Lynden, WA in May 2007.  As of September 28, 2013 the interest rate on the equipment term loan was 1.6%.

•                  Lynden, WA real estate term loan due July 2017; interest at LIBOR plus 165 basis points; fixed through a swap agreement to 4.28%; secured by a leasehold interest in the real property in Lynden, WA.

As is customary in such financings, U.S. Bank may terminate its commitments and accelerate the repayment of amounts outstanding and exercise other remedies upon the occurrence of an event of default (as defined in the New Loan Agreement), subject, in certain instances, to the expiration of an applicable cure period.  Certain events may trigger an acceleration of repayment of the amounts outstanding under the New Loan Agreement as defined in the agreement.  As compared to the Prior Agreement, the maximum leverage ratio under the New Loan Agreement was increased to 3.25 from 3.0 to 1.0 and a minimum asset coverage ratio of 1.75 to 1.0 was added, the minimum fixed charge coverage ratio of 1.2 to 1.0 was not changed.  At September 28, 2013, we were in compliance with all of the financial covenants.

The present value of minimum lease payments under our capital lease and the current portion thereof are included in our debt balances as summarized above.  The value of the equipment held under the capital lease of $3.5 million is included in property and equipment.  Accumulated depreciation on the capital lease assets was $1.1 million and $810,000 as of September 28, 2013 and December 29, 2012, respectively.

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

We entered into an interest rate swap in 2006 to convert the interest rate of the mortgage loan to purchase the Bluffton, Indiana plant from the contractual rate of 30 day LIBOR plus 165 basis points to a fixed rate of 6.85%.  The swap has a fixed pay-rate of 6.85% and a notional amount of approximately $1.9 million at September 28, 2013 and expires in December 2016.  The interest rate swap had fair value of $262,000 at September 28, 2013, which is recorded as a liability on the accompanying condensed consolidated balance sheet.  The swap value was determined in accordance with the fair value measurement guidance discussed earlier using Level 2 observable inputs and approximates the loss that would have been realized if the contract had been settled on September 28, 2013.

We entered into another interest rate swap in January 2008 to effectively convert the interest rate on the real estate term loan to a fixed rate of 4.28%.  The interest rate swap is structured with decreasing notional amounts to match the expected pay down of the debt.  The notional value of the swap at September 28, 2013 was $2.9 million.  The interest rate swap is accounted for as a cash flow hedge derivative and expires in July 2017.  The interest rate swap had fair value of $315,000 at September 28, 2013, which is recorded as a liability on the accompanying condensed consolidated balance sheet.  This value was determined in accordance with the fair value measurement guidance discussed earlier using Level 2 observable inputs and approximates the loss that would have been realized if the contract had been settled on September 28, 2013.

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

Under our license agreement with the Jamba Juice Company (“Jamba Juice”), we are obligated and have agreed to indemnify and defend Jamba Juice in the two matters identified herein, and Jamba Juice has tendered defense of these matters to us.

In March 2012, we learned that the Jamba Juice was named as a defendant in a putative class action filed in the Federal Court for the North District of California and captioned Anderson v. Jamba Juice Company (the “Anderson matter”).  The plaintiff claims that the use of the words “all natural” to describe the Smoothie Kits is misleading and deceptive to consumers and violates various California consumer protection statutes and unfair competition statutes.  The Anderson matter is one of several “all natural” lawsuits recently brought against various food manufacturers and distributors in California.  In an amended complaint, the plaintiff also alleged violations of the federal Magnuson-Moss Warranty Act, but the court dismissed those claims in August 2012.  In a second amended complaint filed in September 2012, we were added as a defendant.  Pursuant to the parties’ stipulation, on September 3, 2013 the court dismissed the Anderson matter.

INVENTURE FOODS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

On June 28, 2013 a class action complaint against Jamba Juice Company and Inventure, captioned Lilly v. Jamba Juice Company et al (the “Lilly matter”), was filed in the Federal Court for the Northern District of California that makes nearly identical allegations as those made in the Anderson matter, except that the new complaint also includes two additional allegedly non-natural ingredients.  The plaintiffs in this new action are represented by the same counsel that represented the plaintiff in the Anderson matter. While we currently believe the “all natural” claims on the Smoothie Kits are not misleading and in full compliance with FDA guidelines, we are investigating the claims asserted in the Lilly matter, and intend to vigorously defend against them.  On September 17, 2013, we filed a motion to dismiss seeking to dismiss plaintiffs’ claims as to gelatin and the Orange Dream Machine smoothie kit.  The motion to dismiss has been fully briefed, and oral argument is set for November 21, 2013.  The plaintiffs are seeking to certify a class of all persons in California who bought certain of the Jamba Juice Smoothie Kits. The plaintiffs will file their motion for class certification within sixty days after Jamba Juice and Inventure have filed an answer in the case, or by February 3, 2014, whichever is later.

8.                                      Business Segments

Our operations consist of two reportable segments: Frozen products and Snack products.  The Frozen segment produces frozen berries and frozen beverages, for sale primarily to club stores, groceries, mass merchandisers and, with the acquisition of WVFC, to other companies as raw ingredients.  The results of operations of WVFC have been consolidated into the Frozen segment since the WVFC Acquisition.  The Snack segment produces potato chips, kettle chips, potato crisps, potato skins, pellet snacks, sheeted dough products and extruded products for sale primarily to snack food distributors and retailers.  Our reportable segments offer different products and services.  The majority of our revenues are attributable to external customers in the United States.  We sell to external customers internationally; however, the revenues attributable to those customers are immaterial.  All of our assets are located in the United States.

We do not allocate assets, selling, general and administrative expenses, income taxes or other income and expense to our reportable segments.  The following tables present information about our reportable segments for the quarters and nine months ended September 28, 2013 and September 29, 2012 (in thousands):

	Frozen Products	Snack Products	Consolidated
Quarter ended September 28, 2013
Net revenues from external customers	$27,480	$27,034	$54,514
Depreciation and amortization included in segment gross profit	306	584	890
Segment gross profit	6,221	3,835	10,056
Goodwill	8,777	5,986	14,763

Quarter ended September 29, 2012
Net revenues from external customers	$22,801	$23,800	$46,601
Depreciation and amortization included in segment gross profit	257	507	764
Segment gross profit	5,323	4,148	9,471
Goodwill	5,630	5,986	11,616

Nine months ended September 28, 2013
Net revenues from external customers	$82,037	$74,691	$156,728
Depreciation and amortization included in segment gross profit	842	1,603	2,445
Segment gross profit	15,615	12,402	28,017
Goodwill	8,777	5,986	14,763

Nine months ended September 29, 2012
Net revenues from external customers	$68,806	$72,831	$141,637
Depreciation and amortization included in segment gross profit	690	1,498	2,188
Segment gross profit	13,383	14,637	28,020
Goodwill	5,630	5,986	11,616

INVENTURE FOODS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

The following table reconciles reportable segment gross profit to our consolidated income before income tax provision the quarters and nine months ended September 28, 2013 and September 29, 2012 (in thousands):

	Quarters Ended		Nine months ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Segment gross profit	$10,056	$9,471	$28,017	$28,020
Unallocated amounts:
Selling, general and administrative expenses	(6,395)	(6,535)	(20,241)	(19,415)
Interest expense, net	(250)	(179)	(641)	(613)
Income before income tax provision	$3,411	$2,757	$7,135	$7,992

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

Restricted Common Stock and Performance Shares

Restricted share activity for the nine months ending September 28, 2013 was as follows:

	Number	Weighted Average Grant Date Fair Value
Balance, December 29, 2012	519,437	$4.64
Granted	108,750	$7.34
Vested	(140,977)	$4.37
Forfeited	(100,860)	$3.39
Balance at September 28, 2013	386,350	$5.83

During the three months ended September 28, 2013 and September 29, 2012, we recorded total share-based compensation expense from restricted stock of $101,000 and $158,000, respectively.  During the nine months ended September 28, 2013 and September 29, 2012, we recorded total share-based compensation expense from restricted stock of $196,000 and $270,000, respectively.  As of September 28, 2013 the total unrecognized costs related to non-vested restricted stock awards granted was $619,000, which is expected to be recognized over a weighted average period of 1.10 years.  This expected compensation expense does not reflect any new awards, or modifications to existing awards, that could occur in the future.

Options

The following table summarizes stock option activity during the nine months ended September 28, 2013:

	Options Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value (in-the-money options)	Weighted Average Remaining Contractual Life (in years)
Outstanding at December 29, 2012	1,222,727	$3.26
Granted	227,500	$7.25
Exercised	(429,027)	$2.23
Forfeited or expired	(5,000)	$7.38
Outstanding at September 28, 2013	1,016,200	$4.57	$6,040,475	7.39

INVENTURE FOODS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on our closing stock price of $10.51 as of September 28, 2013, which would have been received by the option holders had all option holders exercised options and sold the underlying shares on that date.

We recorded total share-based compensation expense from stock options of approximately $144,000 and $129,000 during the quarters ended September 28, 2013 and September 29, 2012, respectively.  We recorded total share-based compensation expense from stock options of approximately $430,000 and $602,000 during the nine months ended September 28, 2013 and September 29, 2012, respectively.  As of September 28, 2013 the total unrecognized costs related to non-vested stock option awards granted was $1.4 million, which is expected to be recognized over a weighted average period of 2.80 years.  This expected compensation expense does not reflect any new awards, or modifications to existing awards, that could occur in the future.

The following table summarizes information about stock options outstanding and exercisable at September 28, 2013:

Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$ 1.70 - $2.40	278,400	5.13	$2.02	184,400	$2.05
$ 3.12 - $4.16	316,900	7.13	$3.76	146,600	$3.70
$ 4.28 - $7.21	413,400	9.07	$6.83	69,400	$6.56
$ 7.61 - $9.68	7,500	9.77	$8.30	—	$—
	1,016,200	7.39	$4.57	400,400	$3.44

The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the quarters and nine months ended September 28, 2013 and September 29, 2012:

	Quarters Ended		Nine months ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Expected dividend yield (%)	—	—	—	—
Expected volatility (%)	53-54	56	53-55	56-58
Risk-free interest rate (%)	2.0-2.9	1.7	1.9 – 2.9	1.7 - 3.5
Expected life (years)	5.5-6.5	5.5-6.5	5.5-6.5	5.5-6.5

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

INVENTURE FOODS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Information

This Quarterly Report on Form 10-Q, including all documents incorporated by reference, includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) regarding our business, financial condition and results of operations.  We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and we are including this statement for purposes of complying with these safe-harbor provisions.  All statements other than statements of historical information provided or incorporated by reference herein may be deemed to be forward-looking statements.  Without limiting the foregoing, the words “anticipates,” “believes,” “expects,” “intends,” “estimates,” “projects,” “will likely result,” “will continue,” “future” and other similar terms and expressions are intended to identify forward-looking statements.  The forward-looking statements in this Quarterly Report on Form 10-Q reflect our current views with respect to future events and financial performance; however, these forward-looking statements involve risks and uncertainties.  Factors that could cause our actual results to differ materially from those reflected in forward-looking statements include, but are not limited to, the factors set forth under the heading “Risk Factors” in our most recent Annual Report Form 10-K, as updated by our Quarterly Report on Form 10-Q for the quarter ended September 28, 2013, and the risks discussed in our other filings from time to time with the U.S. Securities and Exchange Commission (the “SEC”).

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

On September 24, 2013, we announced our signing of a letter of intent to purchase substantially all of the assets of Fresh Frozen Foods, LLC, a frozen vegetable processor, and the parties anticipate that definitive documents will be signed and closed on or about November 8, 2013 (the “Fresh Frozen Transaction”).  The letter of intent, which is non-binding except for confidentiality and no-shop provisions, contemplates a purchase price of $38 million at closing, plus deferred consideration in the form of an earn-out of up to $3 million based on 2014 performance, subject to certain closing and post-closing purchase price adjustments. The Fresh Frozen Transaction remains subject to completion of due diligence, agreement on a definitive purchase agreement and other customary closing conditions.  We will fund the purchase price from a new senior syndicated credit facility that will be funded prior to closing.

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

Results of Operations

The following table sets forth for the periods presented certain financial data as a percentage of net sales for the quarter and nine months ended September 28, 2013 and September 29, 2012:

	Quarters Ended		Nine months ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	81.6	79.7	82.1	80.2
Gross profit	18.4	20.3	17.9	19.8
Selling, general and administrative expenses	11.7	14.0	12.9	13.7
Operating income	6.7	6.3	5.0	6.1
Interest expense, net	0.5	0.4	0.4	0.4
Income before income taxes	6.2	5.9	4.6	5.7
Income tax provision	2.3	2.2	1.6	2.1
Net income	3.9%	3.7%	3.0%	3.6%

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

Net Revenues.  Consolidated net revenues increased 17.0% to $54.5 million in the third quarter ended September 28, 2013, an increase of $7.9 million compared to $46.6 million during the prior-year period.  Net revenues for the nine months ended September 28, 2013 increased 10.7% compared to the nine months ended September 29, 2012.  Our net revenues by operating segment were as follows (in thousands):

	Quarters Ended			Nine months ended
	September 28, 2013	September 29, 2012	% Change	September 28, 2013	September 29, 2012	% Change
Frozen	$27,480	$22,801	20.5%	$82,037	$68,806	19.2%
Snack	27,034	$23,800	13.6%	74,691	72,831	2.6%
Consolidated	$54,514	$46,601	17.0%	$156,728	$141,637	10.7%

Our Frozen segment net revenues were $27.5 million during the third quarter 2013, an increase of $4.7 million, or 20.5% compared to the prior year period.  Net revenues from frozen berries increased 33.0% to $24.7 million, compared to $18.6 million during the prior year primarily due to the acquisition of WVFC and increased demand in the branded and private label fruit.  Frozen beverage net revenues, which consisted of Jamba® smoothies and Seattle’s Best Coffee® branded frozen coffee drinks, were $2.8 million, and decreased 33.8% compared to $4.3 million in the prior-year period largely due to reduced rotations in the club channel during the quarter.

During the nine months ended September 28, 2013, the Frozen segment net revenues were $82.0 million, up 19.2% compared to the first nine months of 2012.  The increase in the Frozen segment net revenues was primarily driven by the acquisition of WVFC and increased volume and new distribution for frozen fruit.  Frozen beverage net revenues totaled $10.9 million for the first nine months of 2013, a decrease of 3.0% versus the prior year.  Year-over-year comparability of Jamba net revenues continued to be affected by timing of temporary rotations in the club channel.

Our Snack products segment net revenues increased 13.6%, or $3.2 million, to $27.0 million for the quarter ended September 28, 2013 compared to $23.8 million for the quarter ended September 29, 2012.  This increase was primarily attributable to a 27.5% increase in sales of Boulder Canyon Natural Foods®, and an 889.7% increase in co-packed products as a result of a new co-packing agreement.  These gains were partially offset by a 18.6% decrease in T.G.I. Friday’s® net revenues and $0.7 million in revenues from third party distributed products, which did not recur in the current year due to the prior year sale of the DSD business.

During the nine months ended September 28, 2013 net revenues of the Snack segment increased $1.8 million or 2.6% to $74.7 million compared to $72.8 million in the first nine months of the previous year.  This increase was primarily due to a 16.3% growth in sales of Boulder Canyon® sales, and an increase of 284.1% in sales of co-packed products.  This increase was partially offset by a decline of 17.5% in T.G.I. Friday’s® net revenues and $2.1 million in revenues from third party distributed products, which did not recur in the current year due to the prior year sale of the DSD business.

Gross Profit.  Gross profit for the quarter ended September 28, 2013 increased 6.2% compared to the quarter ended September 29, 2012, with gross margin decreasing 190 basis points to 18.4% for the three months ended September 28, 2013 compared to 20.3% for the three months ended September 29, 2012.  For the nine months ended September 28, 2013, gross profit remained relatively consistent with the prior year at $28.0 million.  Gross margin decreased 190 basis points to 17.9% for the nine months ended September 28, 2013 compared to 19.8% for the nine months ended September 29, 2012.  Our gross profit and gross profit as a percentage of net revenues by operating segment were as follows (in thousands):

	Quarters Ended				Nine months ended
	September 28, 2013	% of Net Revenues	September 29, 2012	% of Net Revenues	September 28, 2013	% of Net Revenues	September 29, 2012	% of Net Revenues
Frozen	$6,221	22.6%	$5,323	23.3%	$15,615	19.0%	$13,383	19.5%
Snack	3,835	14.2%	4,148	17.4%	12,402	16.6%	14,637	20.1%
Consolidated	$10,056	18.4%	$9,471	20.3%	$28,017	17.9%	$28,020	19.8%

Our Frozen segment gross profit for the quarter ended September 28, 2013 increased $0.9 million, or 16.9% to $6.2 million, and decreased 70 basis points to 22.6% as a percentage of net revenues for the quarter ended September 28, 2013 compared to 23.3% during the quarter ended September 29, 2012.  This decrease in gross margin for the third quarter of 2013 was primarily attributable to higher above the line spending associated with the rollout of new frozen beverage products.

The Frozen segment gross profit increased $2.2 million, or 16.7% to $15.6 million, and decreased 50 basis points as a percentage of net revenues to 19.0% for the nine month period ended September 28, 2013 compared to 19.5% during the same period of 2012 primarily attributable to higher above the line spending associated with the rollout of new frozen beverage products.

Our Snack segment gross profit for the quarters ended September 28, 2013 decreased $0.3 million, or 7.5% to $3.8 million, and decreased as a percentage of net revenues to 14.2% for the quarter ended September 28, 2013 compared to 17.4% during quarters ended September 29, 2012.  This decrease in gross margin was primarily related to a shift in product and channel mix, as well as a decrease in sales of T.G.I.Friday’s products during the period.

Snack segment gross profit for the first nine months of 2013 decreased $2.2 million to $12.4 million compared to $14.6 million in the prior year period.  As a percentage of revenues, gross profit decreased 350 basis points to 16.6% during the first nine months of 2013 compared to 20.1% in the prior year.  This decrease in gross margin was primarily related to a shift in product and channel mix, a decrease in sales of T.G.I.Friday’s products during the period and increased freight costs.

Selling, General and Administrative Expenses.  Selling and administrative (“SG&A”) expenses decreased $0.1 million, or 2.1% to $6.4 million for the quarter ended September 28, 2013 compared to $6.5 million during the quarter ended September 29, 2012.  As a percentage of net revenues, SG&A expenses decreased 230 basis points to 11.7%, compared to 14.0% during the third quarter of 2012.  The decrease in SG&A expense as a percentage of revenue is primarily a result of an increase in mix of non-branded products requiring less promotional support as well as leverage from increased net revenues.

For the nine months ended September 28, 2013, SG&A expenses increased $0.8 million, or 4.3% to $20.2 million, compared to $19.4 million during the nine months ended September 29, 2012, while as a percentage of net revenues, SG&A expenses decreased 80 basis points to 12.9%, compared to 13.7% during the first nine months of 2012.  The decrease in SG&A expense as a percentage of revenues is primarily a result of an increase in mix of non-branded products requiring less promotional support as well as leverage from increased net revenues.

Interest Expense.  Interest expense for the three and nine months ended September 28, 2013 increased 39.7%, to $0.3 million, and 4.6%, to $0.6 million, respectively, compared to the three and nine months ended September 29, 2012.  Interest expense primarily relates to borrowings on our revolving line of credit and capital lease financing.  For a description of our various financing facilities, see Note 6 to our Condensed Consolidated Financial Statements in Part I, Item 1 of this report.

Income Tax Provision.  Our income tax provision for the quarter ended September 28, 2013 was $1.3 million, compared to $1.0 million for the quarter ended September 29, 2012.  Our effective tax rate for the quarters ended September 28, 2013 and September 29, 2012 was 37.0% and 36.9%, respectively.  The change in the effective tax rate is due to a decrease in the benefits of domestic production activity deductions and research credits.

The income tax provision for the nine months ended September 28, 2013 was $2.5 million, compared $2.9 million for the first nine months of 2012.  Our effective tax rate for the nine months ended September 28, 2013 and September 29, 2012 was 35.4% and 36.4%, respectively.  The change in the effective tax rate is due to an increase of benefits from domestic production activities.

Liquidity and Capital Resources

Liquidity represents our ability to generate sufficient cash flows from operating activities to satisfy obligations as well as our ability to obtain appropriate financing.  Therefore, liquidity cannot be considered separately from capital resources that consist primarily of current and potentially available funds for use in achieving our objectives.  Currently, our liquidity needs arise primarily from working capital requirements, capital expenditures, acquisitions and debt repayment.  Sufficient liquidity is expected to be available to enable us to meet these demands.  Net working capital was $33.5 million (a current ratio of 2.0:1) and $25.2 million (a current ratio of 2.1:1) at September 28, 2013 and December 29, 2012, respectively.

Operating Cash Flows

Cash flows from operations for the nine months ended September 28, 2013 and September 29, 2012 reflect our net income, adjusted for non-cash items such as depreciation, amortization, share-based compensation expense and write-offs and write-downs of assets, as well as changes in accounts receivable, inventories, other current assets and liabilities, accounts payable and accrued expenses and other liabilities.  Net cash provided by operating activities was $0.3 million for the nine months ended September 28, 2013 and $9.4 million for the nine months ended September 29, 2012.  The $9.1 million year-over-year decrease in cash provided by operations was primarily a result of increased cash used to maintain inventory in the current year primarily as a result of continued growth in demand primarily for our frozen fruit business and additional cash used to support increased accounts receivable as a result of increased sales growth.  These decreases in cash provided by operations were partially offset by an increase in accounts payable related to building inventory and ongoing capital projects in 2013.

Investing Cash Flows

Net cash used in investing activities was $15.5 million for the nine months ended September 28, 2013, compared to $5.3 million for the nine months ended September 29, 2012.  This increase was primarily due to the payment of $8.5 million cash used to fund the WVFC Acquisition during the second quarter of 2013.   Capital expenditures of $7.1 million in 2013 related to the purchase of manufacturing equipment of $5.7 million primarily at our Bluffton facility for new packaging equipment, as well as $0.8 million in planting costs, $0.6 in office equipment.  Capital expenditures in 2012 relate to the purchase of manufacturing equipment of $4.3 million, primarily at our Lynden facility, $0.6 million in furniture and office equipment and $0.4 million of building improvements.  During the full year 2013, we plan to spend approximately $7.6 million in capital expenditures, primarily at our manufacturing facilities.  Capital expenditures are funded by net cash flow from operating activities, cash on hand, and available credit from our credit facility.

Financing Cash Flows

Net cash provided by financing activities for the nine months ended September 28, 2013 was $15.6 million compared to net cash used of $4.2 million in the nine months ended September 29, 2012.  This $19.8 million year-over-year increase in cash provided by financing activities is primarily due to new equipment term loans to finance the acquisition of WVFC and lower net repayment of our line of credit in the current year.

Debt and Capital Resources

At September 28, 2013, there was $0.8 million in cash and $17.4 million borrowed on our revolving line of credit.  At that date, $12.6 million of additional borrowing were available under the revolving line of credit with U.S. Bank.  As is customary in such financings, U.S. Bank may terminate its commitments and accelerate the repayment of amounts outstanding and exercise other remedies upon the occurrence of an event of default (as defined in the Loan Agreement), subject, in certain instances, to the expiration of an applicable cure period.  Certain events may trigger an acceleration of repayment of the amounts outstanding under the New Loan Agreement (as defined noted in Note 6 to our Condensed Consolidated Financial Statements in Part I, Item 1 of this report) as defined in the agreement.  The agreement requires us to maintain compliance with certain financial covenants, including a minimum fixed charge coverage ratio, a leverage ratio and an asset coverage ratio.  At September 28, 2013, we were in compliance with all of the financial covenants.  See Note 6 to our Condensed Consolidated Financial Statements in Part I, Item 1 of this report for detail regarding our financing arrangements.  We are currently negotiating a new senior syndicated credit facility with U.S. Bank that the parties anticipate will sign and close on or about November 8, 2013, the majority of which will be used to fund the Fresh Frozen Transaction.

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

(a)         Reflects amounts outstanding under our Loan Agreement as of December 29, 2012.  During the nine months ended September 28, 2013 we amended and restated our loan agreement with U.S. Bank, the terms of which are noted in Note 6 to our Condensed Consolidated Financial Statements in Part I, Item 1 of this report.  As of September 28, 2013, future contractual obligations under our New Loan Agreement totaled $9.4 million ($0.3 million due in remaining fiscal 2013; $2.7 million due fiscal 2014-2015; $2.9 million due fiscal 2016-2017; $3.5 million due after fiscal 2017).

(b)         See further discussion of our capital lease obligations as of December 29, 2012 in Note 6 to our Consolidated Financial Statements in Part II, Item 8 our Form 10-K for the year ended December 29, 2012.

(c)          Reflects amounts outstanding under our operating lease obligations as of December 29, 2012.  During the nine months ended September 28, 2013 we entered into a number of new lease commitments as part of the acquisition of Willamette Valley Fruit Company effective May 28, 2013.  As of September 28, 2013, future additional operating lease obligations under totaled $1.7 million ($0.1 million due in remaining fiscal 2013; $0.3 million due fiscal 2014-2015; $0.3 million due fiscal 2016-2017; $1.0 million due after fiscal 2017).

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

Interest Rate Risk

To the extent that we borrow under the New Loan Agreement, we are exposed to market risk related to changes in interest rates.  Using debt levels and interest rates as of September 28, 2013, the weighted average interest rate on borrowings was 2.4%.  At September 28, 2013, we had $18.0 million in variable rate debt.  A 10% increase in the variable interest rate would not have significantly impacted interest expense during the period.

To manage exposure to changing interest rates, we selectively enter into interest rate swap agreements.  Our interest rate swaps qualify for and are designated as cash flow hedges.  Changes in the fair value of a swap that is highly effective and that is designated and qualifies as a cash flow hedge to the extent that the hedge is effective, are recorded in other comprehensive income (loss).  While these interest rate swap agreements fixed a portion of the interest rate at a predictable level, we estimate pre-tax interest expense would have been approximately $0.2 million less without these swaps in the first nine months of 2013.  See Note 6 to our Condensed Consolidated Financial Statements in Part I, Item 1 of this report for further discussion of our interest rate swap agreements.

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

Item 1A. Risk Factors

During the quarter and nine months ended September 28, 2013, there were no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 29, 2012.

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

101  — The following materials from the Inventure Foods, Inc. Quarterly Report on Form 10-Q for the quarter ended September 28, 2013 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows and (iv) related notes.

INVENTURE FOODS, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:	November 5, 2013	INVENTURE FOODS, INC.

		By:	/s/ Terry McDaniel
Terry McDaniel
Chief Executive Officer
(Principal Executive Officer)