Form 10-K
period 2013-12-28
INVENTURE FOODS, INC.
filed 2014-03-13
CIK 944508

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 28, 2013

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission file number: 001-14556

INVENTURE FOODS, INC.

(Exact name of registrant as specified in its charter)

Delaware	86-0786101
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

5415 East High Street, Suite 350

Phoenix, Arizona 85054

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code:  (623) 932-6200

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.01 par value	NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐ No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☐ No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒ No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒ No  ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐ No  ☒

The aggregate market value of the voting stock (common stock) held by non-affiliates of the registrant was approximately $119.2 million based upon the closing market price on June 29, 2013, the last business day of the registrant’s most recently completed second fiscal quarter.

The number of issued and outstanding shares of the registrant’s common stock, $.01 par value, as of March 7, 2014 was 19,411,493.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the registrant’s 2014 Annual Meeting of Stockholders to be held on May 14, 2014 are incorporated herein by reference in Part III of this Form 10-K to the extent stated herein.

INVENTURE FOODS, INC. AND SUBSIDIARIES

ANNUAL REPORT ON FORM 10-K

Year Ended December 28, 2013

Cautionary Statement Regarding Forward-Looking Statements

Our disclosure and analysis in this Annual Report on Form 10-K and in our 2013 Annual Report to Stockholders contain “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995.  From time to time, we also provide forward-looking statements in other materials we release to the public, as well as oral forward-looking statements.  We have tried, wherever possible, to identify such statements by using words such as “anticipate,” “believe,” “expect,” “intend,” “estimate,” “project,” “may,” “should,” “will,” “likely,” “will likely result,” “will continue,” “future,” “plan,” “target,” “forecast,” “goal,” “observe,” “seek,” “strategy” and other words and terms of similar meaning.  The forward-looking statements in this Annual Report on Form 10-K reflect the Company’s current views with respect to future events and financial performance.

Forward-looking statements are neither historical facts nor assurances of future performance.  Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to certain risks and uncertainties, including, without limitation, general economic conditions, increases in cost or availability of ingredients, packaging, energy and employees, price competition and industry consolidation, ability to execute strategic initiatives, product recalls or safety concerns, disruptions of supply chain or information technology systems, customer acceptance of new products and changes in consumer preferences, food industry and regulatory factors, interest rate risks, dependence upon major customers, dependence upon existing and future license agreements, the possibility that we will need additional financing due to future operating losses or in order to implement the Company’s business strategy, acquisition and divestiture-related risks, volatility of the market price of the Company’s common stock, and those other risks and uncertainties discussed herein, that could cause actual results to differ materially from historical results or those anticipated.  In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this Annual Report on Form 10-K will in fact transpire or prove to be accurate.  Readers are cautioned to consider the specific risk factors described herein and in “Item 1A. Risk Factors” of this Form 10-K, and not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof.

The Company undertakes no obligation to update or publicly revise any forward-looking statement whether as a result of new information, future developments or otherwise.  All subsequent written or oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by this paragraph.  You are advised, however, to consult any further disclosures we make on related subjects in our Form 10-Q and Form 8-K reports and our other filings with the SEC.  Also note that we provide a cautionary discussion of risks, uncertainties and possibly inaccurate assumptions relevant to our business under “Item 1A. Risk Factors” of this Form 10-K.  We note these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995.  You should understand it is not possible to predict or identify all such factors.

PART I

Item 1.                                 Business.

General

Inventure Foods, Inc., a Delaware corporation (referred to herein as the “Company,” “we,” “our,” or “us”), is a leading marketer and manufacturer of healthy/natural and indulgent specialty snack food brands with more than $215 million in annual net revenues for the most recently completed fiscal year.  We are headquartered in Phoenix, Arizona with plants in Arizona, Georgia, Indiana, Oregon and Washington.  Our executive offices are located at 5415 East High Street, Suite 350, Phoenix, Arizona 85054, and our telephone number is (623) 932-6200.

The Company was formed in 1995 as a holding company to acquire a potato chip manufacturing and distribution business that was founded by Donald and James Poore in 1986.  In December 1996, we completed an initial public offering of our common stock, $.01 par value (“Common Stock”).  In November 1998, we acquired the business and certain assets, including the Bob’s Texas Style® potato chip brand, of Tejas Snacks, L.P., a Texas-based potato chip manufacturer.  In October 1999, we acquired Wabash Foods, LLC (“Wabash”), including the Tato Skins®, O’Boisies® and Pizzarias® trademarks and the Bluffton, Indiana manufacturing operation, and assumed all of Wabash’s liabilities.  In June 2000, we acquired Boulder Natural Foods, Inc., including the Boulder Canyon® brand of totally natural potato chips.  In May 2006, we changed our name from Poore Brothers, Inc. to The Inventure Group, Inc.  In May 2007, we acquired a farming operation and berry processing facility in Lynden, Washington from Rader Farms, Inc. (“Rader Farms”).  In May 2010, we changed our name from The Inventure Group, Inc. to Inventure Foods, Inc.  In May 2013, we acquired the berry processing business of Willamette Valley Fruit Company, LLC (“Willamette Valley Fruit Company”), including the Willamette Valley Fruit CompanyTM frozen fruit and vegetable products.  In November 2013, we acquired Fresh Frozen Foods, LLC (“Fresh Frozen Foods”), including the Fresh FrozenTM frozen vegetable and fruit products.

Segments

We operate in two segments: frozen products and snack products. The frozen products segment produces frozen fruits, vegetables and beverages for sale primarily to groceries, club stores and mass merchandisers.  All products sold under our frozen products segment are considered part of the healthy/natural food category.  The snack products segment produces potato chips, kettle chips, potato crisps, potato skins, pellet snacks, sheeted dough products and extruded products for sale primarily to snack food distributors and retailers.  The products sold under our snack products segment includes products considered part of the indulgent specialty snack food category, as well as products considered part of the healthy/natural food category.

The contribution of each segment to net revenues from external customers and gross profit are set forth in Note 11 to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.

Products

In our healthy/natural food category, products include Rader Farms® frozen berries, Boulder Canyon® Natural Foods brand kettle cooked potato chips, Willamette Valley Fruit CompanyTM frozen fruit and vegetables, Fresh FrozenTM frozen vegetables and fruit, Jamba® branded blend-and-serve smoothie kits under license from Jamba Juice Company, Seattle’s Best Coffee® Frozen Coffee Blends branded blend-and-serve frozen coffee beverage under license from Seattle’s Best Coffee, LLC and private label frozen fruit and healthy/natural snacks.

In our indulgent specialty snack food category, products include T.G.I. Friday’s® brand snacks under license from T.G.I. Friday’s Inc. (“T.G.I. Friday’s”), Nathan’s Famous® brand snack products under license from Nathan’s Famous Corporation, Vidalia® brand snack products under license from Vidalia Brands, Inc., Poore Brothers® kettle cooked potato chips, Bob’s Texas Style® kettle cooked chips, and Tato Skins® brand potato snacks.

During 2013, we launched a number of new items under our existing brands.  In our frozen products segment, new products included Jamba® Green Fusion and Seattle’s Best Coffee® Frozen Coffee Blends (Coffee Chiller, Mega Mocha, Creamy Caramel and Very Vanilla).  We also added Rader Farms® Organic Blackberries, Organic Mangos and Organic Cherries to our product line.  In our snack products segment, new items included Boulder Canyon® Natural Foods Sweet Potato Fries, Avocado Oil Sea Salt Kettle Chips, Olive Oil Sea Salt & Cracked Pepper Kettle Chips and Organic Sea Salt Kettle Chips, T.G.I. Friday’s® Jalapeno Poppers and Extreme Heat Hot Fries, and Nathan’s Famous® Bacon & Cheddar.  We also launched Vidalia® Sweet Potato Fries under our license agreement with Vidalia Brands, Inc.

For the fiscal years 2013, 2012 and 2011, net revenues totaled $215.6 million, $185.2 million and $162.2 million, respectively, and T.G.I. Friday’s® brand salted snacks represented 18%, 25% and 28% of our total net revenues in 2013, 2012 and 2011, respectively.  We also manufacture private label and co-branded fruit and snack chip products for several grocery chains and natural stores and co-pack products for other snack manufacturers.  While extremely price competitive, we believe that such arrangements provide a profitable opportunity for us to improve the capacity utilization of our facilities.

Business Strategy

Our business strategy is to continue building a diverse portfolio of high quality, competitively priced healthy/natural food brands and indulgent specialty snack food brands through expansion of existing brands, licensing, acquisition and development.  Our goals are to (i) capitalize on healthy/natural and indulgent specialty snack food brand opportunities, (ii) deliver incremental category growth for retailers, (iii) provide product innovation targeted to a defined consumer segment, (iv) build relationships with major retailers in all channels of distribution by providing them higher margins, excellent customer service and constant innovation and (v) maintain a diverse set of brands, products, customers and channels.  The primary elements of our long-term business strategy are as follows:

Develop, Acquire or License Innovative Healthy/Natural and Indulgent Specialty Snack Food Brands.  A significant element of our business strategy is to develop, acquire or license new innovative healthy/natural and indulgent specialty snack food brands that provide a strategic fit with our existing business and that have strong national brand recognition in order to expand, complement and diversify our existing business.

Broaden Distribution of Existing Brands.  We plan to increase distribution and the market share of our existing branded products through selected trade activity in various existing or new markets and channels.  Marketing efforts may include, among other things, trade advertising and promotional programs with distributors and retailers, in-store advertisements, in-store displays and limited consumer advertising, public relations and coupon programs.

Broaden Distribution of Private Label.  We plan to increase distribution of our private label products to existing or new customers.  This will help leverage our infrastructure and capacity and is expected to improve profit margins as there are no related advertising and promotional costs.  Our manufacturing and distribution of private label products enhances our ability to partner with key retailers.

Develop New Products for Existing Brands.  We plan to continue our innovation activities to identify and develop (i) new line extensions for our brands, such as new flavors or products, and (ii) new food segments in which to expand the presence of our brands.

Leverage Infrastructure and Capacity.  Our Bluffton, Goodyear, Lynden, Salem, Jefferson and Thomasville facilities are currently operating at approximately 60%, 80%, 70%, 33%, 75% and 65% of their respective manufacturing capacities.  We intend to continue to expand our branded product lines, as well as secure new manufacturing opportunities in private label and co-packing arrangements.  In addition, we plan to continue capital investment in our plants and improve operating efficiencies.

Pursue Acquisitions.  We continue to evaluate acquisition opportunities in the specialty snack food area where we can use our competencies in operations, sales, marketing and distribution in order to drive revenue and profit growth.

Improve Profit Margins.  We plan to increase our profit margins through increased long-term revenue growth, improved operating efficiencies, and higher margin new products.  We believe that improved profit margins are possible with the achievement of the business strategies discussed above.

Manufacturing

Our Company-owned manufacturing facility in Bluffton, Indiana produces snack products utilizing a sheeting and frying process with three fryer lines that can produce up to approximately 9,000 pounds per hour and an extruded line capable of producing 2,000 pounds per hour.  Previously introduced production capabilities at our Bluffton, Indiana facility allow us to use existing equipment to make additional snacks, including pellet snacks, which are entirely different in appearance and taste from our other product lines.  We believe this technology will help expand our product lines and facilitate growth.  In 2013, we installed additional packaging capacity to meet increasing demand on branded, licensed and contract manufacturing opportunities.  We also produce snack products for customers under private label and co-packing agreements.  Our Indiana facility is currently operating at approximately 60% of processing capacity.

Our Company-owned manufacturing facility in Goodyear, Arizona has the capacity to produce up to approximately 4,600 pounds of potato chips per hour, including 2,500 pounds of batch-fried potato chips per hour and 2,100 pounds of continuous-fried potato chips per hour.  Poore Brothers®, Bob’s Texas Style®, Boulder Canyon® Natural Foods, co-packing and private label branded potato chips are produced in a variety of flavors utilizing a batch-frying process.  While conventional continuous line cooking methods may produce higher production volume, we believe that our batch-frying process is superior and produces premium potato chip products with enhanced crispness and distinctive flavor.  Our Arizona facility is currently operating at approximately 80% of packaging capacity.

Our Company-owned Rader Farms farming facility in Lynden, Washington has the capacity to grow up to eight million pounds of raspberries and blueberries per year.  Rader Farms grows, processes and markets premium berry blends, raspberries, blueberries, and rhubarb and purchases marionberries, cherries, cranberries, strawberries and other fruits from a select network of fruit growers for resale.  The fruit is processed and packaged for sale and distribution nationally to wholesale customers under the Rader Farms® brand, as well as through store brands.  We also use third-party processors for certain products.  Our individually quick frozen (“IQF”) processing facilities located at the same location have the capacity to apply the IQF process to 40 million pounds of berries annually.  In 2013, we invested in new processing equipment to more effectively and efficiently cool the fruit after being harvested, thereby increasing quality.  Additionally, we added a packaging line to increase capacity.  Our Washington processing facility is operating at approximately 70% of packaging capacity.

In May 2013, we acquired the berry processing business of Willamette Valley Fruit Company.  Willamette Valley Fruit Company has two plants in Salem, Oregon.  Both plants occupy leased facilities and process and package marionberries, other blackberries, blueberries, strawberries, cranberries, rhubarb, other fruits and vegetables for industrial customers, as well as contract manufacturing and private label brands.  The processing facility has four IQF lines capable of freezing 21,000 pounds per hour of fruit during peak production.  As this plant is seasonal with the fruit harvests, it operates at approximately 90% of capacity in the peak production months of June through September and at approximately 15% of capacity the remainder of the year.  The packaging plant has the ability to package up to approximately 19 million pounds annually and is currently operating at 33% of capacity.

In November 2013, we acquired Fresh Frozen Foods.  Fresh Frozen Foods has two plants located in Jefferson, Georgia and Thomasville, Georgia which process and package IQF vegetables, breads and other items sold under the Fresh FrozenTM brand.  The plant in Jefferson operates as a packaging facility capable of packaging approximately 80 million pounds of products annually.  This plant is currently operating at approximately 75% of capacity.  The Thomasville facility is a processing facility which has one IQF line capable of producing approximately 50 million pounds of IQF carrots, peas, potatoes, onions and other vegetables and fruits annually.  This plant is operating at approximately 65% of capacity.

Marketing and Distribution

We conduct our marketing efforts through three principal sets of activities: (i) consumer marketing in print, outdoor, digital and social media; (ii) consumer incentives such as coupons; and (iii) trade promotions to support price features, displays and other merchandising of our products by our customers.

Our products are sold through a number of channels, including: grocery, natural, mass merchandisers, drug, club, value, vending, food service, convenience store, industrial and international.  Our products are distributed through Company-owned and satellite warehouses, direct store delivery, distribution centers and other facilities.

Suppliers

The principal raw materials we utilize are potatoes, potato flakes, potato starch, corn, oils, seasonings, berries and vegetables.  We believe that the raw materials we need to produce our products are readily available from numerous suppliers on commercially reasonable terms.  Potatoes, potato flakes and corn are widely available year-round, although they are subject to seasonal price fluctuations.  We use a variety of oils and seasonings in the production of our snack products and believe that alternative sources for such oils and seasonings, as well as alternative oils and seasonings, are readily abundant and available.  We may lock in prices for raw materials, such as oils, as we deem appropriate.  We freeze an average of 40% of our total annual berry requirements and 35% of our total annual vegetable requirements in our own processing facilities, and augment that production by purchasing additional frozen berries and vegetables to meet customer demand.  We purchase both fresh berries and vegetables from local farmers and already frozen berries and vegetables for our repackaging business, and we purchase yogurt in cube form from a third-party company for use in our at home smoothie kits.  We use packaging materials in our snack and frozen business.

We choose our suppliers based primarily on price, quality, availability and service.  Although we believe that our required products and ingredients are readily available, and that our business success is not dependent on any single supplier, the failure of certain suppliers to meet our performance specifications, quality standards or delivery schedules could have a material adverse effect on our business and results of operations.  In particular, a sudden scarcity, a substantial price increase, or an unavailability of product ingredients could materially adversely affect our operations.  In such circumstances, alternative ingredients may not be available when needed or, if available, on terms acceptable to the Company.

Customers

Costco accounted for 35%, 35% and 30% of the Company’s 2013, 2012 and 2011 net revenues, respectively.  With the addition of our Willamette Valley Fruit Company and Fresh Frozen Foods businesses, Costco accounted for 27% of consolidated 2013 pro forma net revenues (see Note 2 to our Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K).  The remainder of our revenues were derived from sales to customers, grocery chains, club stores, regional distributors and other manufacturers, none of which individually accounted for more than 10% of our net revenues in 2013.  A decision by any of our major customers to cease or substantially reduce their purchases could have a material adverse effect on our business.

The majority of our revenues are attributable to external customers in the United States.  We do sell to Canadian and international customers as well, however, the revenues attributable to these customers are immaterial.  All of our assets are located in the United States.

Competition

Our snack products generally compete against other snack foods, including potato chips, tortilla chips, popcorn, cheese snacks and other specialty snack brands.  The snack food industry is large and highly competitive and is dominated by large food companies, including Frito-Lay, Inc., a subsidiary of PepsiCo, Inc., The Kellogg Company, ConAgra Foods, Inc., Diamond Foods, Inc., General Mills, Inc. and Snyder’s-Lance, Inc.  These companies possess substantially greater financial, production, marketing, distribution and other resources than us, and their brands are more widely recognized than our products.  Numerous other companies that are actual or potential competitors offer products similar to ours, and some of these have greater financial and other resources (including more employees and more extensive facilities) than us.  In addition, many competitors offer a wider range of products than we offer.  Local or regional markets often have significant smaller competitors, many of whom offer products similar to ours.  Expansion of our operations into new markets has and will continue to encounter significant competition from national, regional and local competitors that may be greater than that encountered by us in our existing markets.  In addition, such competitors may challenge our position in our existing markets.  While we believe that we have innovative products and methods of operation that will enable us to compete successfully, no assurance can be given that we will be able to do so when faced with such competition.

Our frozen berry products generally compete against other packaged berries on the basis of quality and price.  Key competitors include Townsend Farms, Inc., Sunopta Inc., Cascadia Farm of Small Planet Foods, Inc., Wyman’s of Maine and Dole Food Company, Inc.  Obtaining freezer space at supermarkets and club stores is critical to successfully compete with other berry products, as supermarkets and club stores will frequently only carry one brand of frozen berry products, contrasted to snack products where multiple brands are typically carried.

Our frozen vegetable products generally compete against other packaged vegetables on the basis of quality and price.  Key competitors include the Birds Eye Frozen division of Pinnacle Foods, Inc., General Mills, Inc., The Pictsweet Company and Hanover Foods Corp.  Obtaining freezer space at supermarkets and club stores is critical to successfully compete with other vegetable products, as supermarkets and club stores will frequently only carry a few brands of frozen vegetable products.

Our smoothie kits generally compete against other packaged smoothie kits on the basis of quality and price.  Key competitors include Yoplait® of  General Mills, Inc., Dole Food company, Inc. smoothies and a number of smaller brands. Obtaining freezer space at grocery, mass merchandiser and club stores is critical to successfully compete with other smoothie products, as grocery, mass merchandisers and club stores will frequently only carry two to three brands of frozen smoothie products, contrasted to snack products where multiple brands are typically carried.

The principal competitive factors affecting the markets of our products include product quality and taste, brand awareness among consumers, access to shelf or freezer space, price, advertising and promotion, varieties offered, nutritional content, product packaging and package design.  We compete in our markets principally on the basis of product quality and taste.  Frozen products are produced at our Lynden, Washington; Salem, Oregon and Thomasville, Georgia facilities utilizing IQF technology, which we do not have exclusive rights for.  Products produced at our Bluffton, Indiana facility involve the use of unique technology including sheeted dough and pellet snacks.  We do not have exclusive rights for this technology.  The taste and quality of the products we produce at our Goodyear, Arizona facility are largely attributable to two elements of our manufacturing process: batch-frying and distinctive seasonings to produce a variety of flavors.  We do not have exclusive rights to the use of either element.  Consequently, competitors may incorporate such elements into their own processes.

Government Regulation

The manufacture, labeling and distribution of our products are subject to the rules and regulations of a variety of federal, state and other governmental agencies.  There can be no assurance that new laws or regulations will not be passed that could require us to alter the taste or composition of our products or impose other obligations on us.  New or increased government regulation of the food industry, including, but not limited to, laws or regulations related to food safety, chemical composition, production processes, traceability, product quality, packaging, labeling and product recalls, could adversely impact our results of operations by increasing production costs, or restricting our methods of operation and distribution.  Such changes could also affect sales of our products and have a material adverse effect on us.  These regulations may address food industry or society factors, such as obesity, nutritional and environmental concerns and diet trends.  In addition to laws relating to food products, our operations are governed by laws relating to environmental matters, workplace safety and worker health.  We believe that we presently comply in all material respects with such laws and regulations.

Employees

As of December 28, 2013, we had 785 total employees.  There are 662 employees in manufacturing and distribution, composed of 455 full-time, 56 part-time, and 151 temporary positions.  There are 47 employees in sales and marketing, and 76 in administration and finance.  Our employees are not represented by any collective bargaining organization, and we have never experienced a work stoppage.  We believe that our relations with our employees are good.

Patents, Trademarks and Licenses

We own the following trademarks in the United States: Boulder Canyon®, Canyon Cut®, Rader Farms®, Poore Brothers®, Intensely Different®, Texas Style®, Tato Skins®, O’Boisies®, Pizzarias®, Braids®, Willamette Valley Fruit Company™ and Fresh Frozen™.  We consider our trademarks to be of significant importance in our business.  We are not aware of any circumstances that would have a material adverse effect on our ability to use our trademarks.

From time to time, we enter into licenses with owners of distinctive brands to produce branded snack food products.  These licenses may require us to make royalty payments on sales and to achieve certain minimum sales levels by certain dates during the contract term.  Any termination of any of our license agreements, whether at the expiration of their term or prior thereto, could have a material adverse effect on our financial condition and results of operations.

In 2000, we launched our T.G.I. Friday’s® brand snack products under a license agreement with T.G.I. Friday’s, which expires in May 2014.  In July 2009, we entered into a license agreement with Jamba Juice Company, which expires in 2035, and, in 2010, launched a line of Jamba® branded blend-and-serve smoothie kits.  In January 2011, we entered into a license agreement with Nathan’s Famous Corporation, which expires in 2031, and launched a line of Crunchy Crinkle Fries.  In June 2012, we entered into a license agreement with Vidalia Brands, Inc. to launch a line of onion flavored snacks, which expires in 2019.  In November 2012, we entered into a license agreement with Seattle’s Best Coffee LLC, and created a line of blend-and-serve frozen coffee drink kits with an initial term expiring in November 2017, which automatically extends for a five-year period upon meeting certain minimum sales targets.

We produce T.G.I. Friday’s® brand snack products, Tato Skins® brand potato crisps and Boulder Canyon® Natural Foods Rice and Bean, Hummus Chips, Garden Select Vegetable Crisps and Ancient Grains utilizing a sheeting and frying process that includes technology that we license from a third party.  Pursuant to such license agreement, we have a royalty-bearing license to use the technology in the United States, Canada and Mexico until such time as the parties mutually agree to terminate the license agreement.  Even though the patents for this technology expired in December 2006, in consideration for the use of this technology, we are required to make royalty payments on sales of products manufactured utilizing the technology until such termination date.  However, should products substantially similar to Tato Skins®, O’Boisies® and Pizzarias® become available for any reason in the marketplace by any manufacturer other than us which results in a sales decline of 10% or more, any royalty obligation for the respective products shall cease.

Seasonality

The food products industry is seasonal.  Consumers tend to purchase our snack products at higher levels during the major summer holidays and also at times surrounding major sporting events throughout the year.  Additionally, smoothie sales tend to peak during the warmer summer months.  Our industrial berry business at Willamette Valley Fruit Company is generally slower during the first quarter of the year.  Additionally, we may face seasonal price increases for raw materials.

Industry Practices

Our agreements with customers are generally short-term, primarily due to the nature of our products, industry practices and fluctuations in supply, demand and price for such products. In certain instances where we are selling further processed products to large customers, we may enter into written agreements whereby we will act as the exclusive or preferred supplier to the customer, with pricing terms that are either fixed or variable.

Research and Development

We incur research and development costs to support growth through the introduction of new products and the improvement in quality of existing products.  We recorded $0.3 million, $0.2 million and $0.3 million in fiscal years 2013, 2012 and 2011, respectively, for research and development costs.

Available Information

Our Internet address is www.inventurefoods.com. We make available at this address, free of charge, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (the “SEC”). In this Annual Report on Form 10-K, we incorporate by reference as identified herein certain information from parts of our proxy statement for the 2014 Annual Meeting of Stockholders, which we will file with the SEC and will be available free of charge on our website. Reports of our executive officers, directors and any other persons required to file securities ownership reports under Section 16(a) of the Exchange Act are also available through our website. Information contained on our website is not part of this Annual Report.

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

Item 1A.                        Risk Factors.

Our operations and financial results are subject to various risks and uncertainties, including those described below, that could materially adversely affect our business, financial condition, results of operations, cash flows and the trading price of our Common Stock.  You should read and carefully consider these risk factors, and the entirety of this Annual Report on Form 10-K, before you invest in our securities.

Risks Related to Our Business

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

Changes in the legal and regulatory environment could limit our business activities, increase our operating costs, reduce demand for our products or result in litigation.

The conduct of our businesses, including the production, storage, distribution, sale, display, advertising, marketing, labeling, health and safety practices, transportation and use of many of our products, are subject to various laws and regulations administered by federal, state and local governmental agencies in the United States, as well as to laws and regulations administered by government entities and agencies outside the United States in markets in which our products are made, manufactured or sold.  These laws and regulations and interpretations thereof may change, sometimes dramatically, as a result of a variety of factors, including political, economic or social events.  Such changes may include changes in: food and drug laws; laws related to product labeling, advertising and marketing practices; laws regarding the import or export of our products or ingredients used in our products; laws and programs restricting the sale and advertising of certain of our products; laws and programs aimed at reducing, restricting or eliminating ingredients present in certain of our products; laws and programs aimed at discouraging the consumption or altering the package or portion size of certain of our products; increased regulatory scrutiny of, and increased litigation involving, product claims and concerns regarding the effects on health of ingredients in, or attributes of, certain of our products; state consumer protection laws; taxation requirements, including the imposition or proposed imposition of new or increased taxes or other limitations on the sale of our products; competition laws; anti-corruption laws; employment laws; privacy laws; laws regulating the price we may charge for our products; and environmental laws.  New laws, regulations or governmental policy and their related interpretations, or changes in any of the foregoing, including taxes or other limitations on the sale of our products, ingredients contained in our products or commodities used in the production of our products, may alter the environment in which we do business and, therefore, may impact our results or increase our costs or liabilities.

Our operations and financial conditions may be impacted by general economic conditions and an economic downturn.

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

We may incur significant future expenses in connection with the implementation of our business strategy.

We strive to achieve our long-term vision of being a leading marketer and manufacturer of healthy/natural and indulgent specialty snack food brands.  Our efforts are subject to the substantial risks, expenses and difficulties frequently encountered in the implementation of a business strategy.  If we are unsuccessful in developing, acquiring and/or licensing new brands, and increasing distribution and sales volume of our existing products, our operating results could be negatively impacted.  Even if we are successful, this business strategy may require us to incur substantial additional expenses, including advertising and promotional costs, “slotting” expenses (i.e., the cost of obtaining shelf or freezer space in certain grocery stores), and integration costs of any future acquisitions.  We also may be unsuccessful at integrating any future acquisitions.

We may not be able to obtain the additional financing we need to implement our business strategy.

A significant element of our business strategy is the development, acquisition and/or licensing of innovative specialty food brands, for the purpose of expanding, complementing and/or diversifying our business.  In connection with our previous acquisitions, we borrowed funds or assumed additional indebtedness in order to satisfy a substantial portion of the consideration required to be paid by us.  We may, in the future, require additional third-party financing (debt or equity) as a result of any future operating losses, in connection with the expansion of our business through non-acquisition means, in connection with any additional acquisitions completed by us, or to provide working capital for general corporate purposes.  Third-party financing may not be available when required or, if available, may not be on terms attractive to us.  Any third-party financing obtained by us may result in dilution of the equity interests of our stockholders.

We are required to maintain certain ongoing financial covenants under our credit facility, and if we fail to meet those covenants or otherwise suffer a default thereunder, our lender may accelerate the payment of such indebtedness.

At December 28, 2013, we had outstanding indebtedness in the aggregate principal amount of $71.2 million.

Our credit agreement (the “Credit Agreement”) with a syndicate of lenders led by U.S. Bank National Association (“U.S. Bank”) is secured by substantially all of our assets.  Our obligations under the Credit Agreement are guaranteed by our subsidiaries.  We are required to comply with certain financial covenants pursuant to the Credit Agreement so long as borrowings from U.S. Bank remain outstanding.  Should we be in default under any of such covenants, U.S. Bank shall have the right, upon written notice and after the expiration of any applicable period during which such default may be cured, to demand immediate payment of all of the then unpaid principal and accrued but unpaid interest under the Credit Agreement.  At December 28, 2013, we were in compliance with all covenants of the Credit Agreement.

As we execute our business strategy, we may not be able to remain in compliance with our financial covenants.  Any acceleration of the borrowings under the Credit Agreement prior to the applicable maturity dates could have a material adverse effect upon our business, financial condition and results of operations.  See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

We may incur losses and costs as a result of any product recalls we are required to make or product liability claims that may be brought against us.

We may need to recall some of our products if they become adulterated or if they are mislabeled.  We may also be liable if the consumption of any of our products causes injury.  Such injury could result from tampering by unauthorized third parties; product contamination (such as listeria, e-coli, and salmonella) or spoilage; the presence of foreign objects, substances, chemicals, and other agents; residues introduced during the growing, storage, handling or transportation phases; or improperly formulated products.  A widespread product recall could result in significant losses due to the costs of a recall, the destruction of product inventory and lost sales due to the unavailability of product for a period of time.  We could also suffer losses from a significant product liability judgment against us.  The product liability and product recall insurance maintained by us may not be adequate to cover any loss or exposure for product liability, and such insurance may not continue to be available on terms acceptable to us.  Any product liability claim not fully covered by insurance, as well as any adverse publicity resulting from a product liability claim or product recall, could have a material adverse effect on our operating results, and could also result in adverse publicity, damage to our reputation and a loss of consumer confidence in our products.  In addition, our results could be adversely affected if consumers lose confidence in the safety and quality of our products, ingredients or packaging, even in the absence of a recall or a product liability case.

Concerns with the safety and quality of our food products or ingredients could negatively impact our brand image and profitability.

Our success depends on our ability to maintain consumer confidence in the safety and quality of our products or ingredients.  Our success also depends on our ability to maintain the brand image of our existing products, build up brand image for new products and brand extensions, and maintain our corporate reputation.  We cannot assure you, however, that our commitment to product safety and quality and our continuing investment in advertising and marketing will have the desired impact on our products’ brand image and on consumer preferences. Product safety or quality issues, actual or perceived, or allegations of product contamination, even when false or unfounded, could tarnish the image of the affected brands and may cause consumers to choose other products.  Allegations of product safety or quality issues or contamination, even if untrue, may require us from time to time to recall a product from all of the markets in which the affected production was distributed.  Such issues or recalls could negatively affect our profitability and brand image.

A significant portion of our revenues are derived from one product and one customer.

In 2013, 27% of our net revenues were attributable to Rader Farms®/Kirkland® co-branded frozen berry product sales to Costco.  Overall, Costco accounted for 35% of our 2013 net revenues.  Taking into account our Willamette Valley Fruit Company and Fresh Frozen Foods acquisitions, Costco accounted for 27% of consolidated 2013 pro forma net revenues (see Note 2 to our Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K).  A decision by any major customer to cease or substantially reduce its purchases, or a decrease in the popularity of frozen berries during any year, could have a material adverse effect on our operating results, and such decision by Costco would have a material adverse effect on our business, financial condition and results of operations.

We depend on a license agreement for the right to sell our T.G.I. Friday’s® brand.

For the year ended December 28, 2013, 18% of our net revenues were attributable to the T.G.I. Friday’s® brand products, which are manufactured and sold by us under our license agreement with T.G.I. Friday’s that expires in May 2014.  The license agreement imposes certain requirements and conditions on us (including, without limitation, minimum sales targets).  Our failure to comply with these requirements and conditions could result in the early termination of the license agreement by T.G.I. Friday’s.  If we are unsuccessful in negotiating an extension of this license agreement, or the license agreement is not renewed at the expiration of its term or is terminated prior thereto, our business, financial condition and results of operations would be materially and adversely affected.

Our business may be adversely affected by oversupply of snack and frozen products at the wholesale and retail levels and seasonal fluctuations.

Profitability in the food product industry is subject to oversupply of certain snack and frozen products at the wholesale and retail levels, which can result in our products going out of date before they are sold.  The snack and frozen products industry is also seasonal.  Consumers tend to purchase our snack products at higher levels during the major summer holidays and also at times surrounding the major sporting events throughout the year.  Our industrial berry business at Willamette Valley Fruit Company is generally slower during the first quarter of the year.  Additionally, we may face seasonal price increases for raw materials.  Such seasonal costs could materially and adversely affect our operating results in any given quarter.

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

We may not be able to respond successfully to shifting consumer preferences.

Consumer preferences evolve over time and are extremely difficult to predict.  Our success depends in part on our ability to timely respond to current market trends and anticipate changing consumer tastes and dietary habits and to develop and license new products that appeal to such preferences, including concerns of consumers regarding health and wellness, obesity, product attributes, and ingredients.  Introduction of new products and product extensions requires significant development and marketing investment.  If our products fail to meet consumer preferences, or we fail to introduce new and improved products on a timely basis, then the return on that investment will be less than anticipated and our strategy to grow sales and profits with investments in marketing and innovation will be less successful.  Similarly, demand for our products could be affected by increased attention to nutritional values, such as the sodium, fat, protein, or calorie content of different products, or concerns regarding the health effects of specific ingredients, such as gluten, soybeans, nuts, and oils.  If consumer demand for our products declines, our sales volumes and our business could be negatively affected.

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

We rely on information technology in our operations, and any material failure, inadequacy, interruption or breach of security of that technology could harm our ability to effectively operate our business.

We rely on information systems across our operations, including for management, sales, and order processing. Our ability to effectively manage our business and coordinate the sales and delivery of our products depends significantly on the reliability and capacity of these systems.  Like other companies, our information technology systems may be vulnerable to a variety of interruptions due to events beyond our control, including, but not limited to, natural disasters, terrorist attacks, telecommunications failures, computer viruses, hackers, and other security issues.  The failure of these systems to operate effectively, problems with transitioning to upgraded or replacement systems, a material network breach in the security of these systems as a result of cyber-attack, or any other failure to maintain a continuous and secure cyber network could result in substantial harm or inconvenience to us or our customers.  This could include the theft of our intellectual property or trade secrets, or the improper use of personal information or other “identity theft.”  Each of these situations or data privacy breaches may cause delays in customer service, reduce efficiency in our operations, require significant capital investments to remediate the problem, or result in negative publicity that could harm our reputation and results.

Risks Related to the Frozen Products Segment

Farming is subject to numerous inherent risks including changes in weather conditions or natural disasters that can have an adverse impact on crop production and materially affect our results of operations.

We are subject to the risks that generally relate to the agricultural industry.  Adverse changes in weather conditions and natural disasters, such as windstorms, floods, earthquakes, droughts, extreme temperatures or pestilence, may affect the crop quality and size.  In extreme cases, entire harvests may be lost in some geographic areas.  These factors can increase costs, decrease revenues and lead to additional charges to earnings, which may have a material adverse effect on our business, results of operations and financial condition.  Fresh berries and vegetables are also vulnerable to crop disease and to pests, which may vary in severity and effect, depending on the stage of production at the time of infection or infestation, the type of treatment applied and climatic conditions.  Moreover, there can be no assurance that available technologies to control such infestations will continue to be effective.  These infestations can increase costs, decrease revenues and lead to additional charges to earnings, which may have a material adverse effect on our business, results of operations and financial condition.  Our competitors may be affected differently by such weather conditions and natural disasters depending on the location of their supplies or operations.

Unavailability of purchased berries and vegetables, at reasonable prices, could adversely affect operations.

Our manufacturing costs are subject to fluctuations in certain commodity prices.  Berries and vegetables are not readily available year-round, therefore, we use the IQF technique to freeze the berries and vegetables harvested for use during the year to meet processing demands.  In addition to freezing our own home-grown berries, we also purchase a substantial amount of berries from outside suppliers to meet customer demands.  We are dependent on our suppliers to provide us with adequate supply and on a timely basis.  The failure of certain suppliers to meet our performance specifications, quality standards or delivery schedules could have a material adverse effect on our operating results.  To the extent that certain types of berries or vegetables become scarce, substantially increase in price, or become unavailable or unavailable on commercially attractive terms, our operating results could be materially and adversely affected.

Risks Related to the Snack Product Segment

We may not be able to compete successfully in the highly competitive snack food industry.

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

The snack food industry is dominated by large food companies, including Frito-Lay, Inc., a subsidiary of PepsiCo, Inc., The Kellogg Company, ConAgra Foods, Inc., Diamond Foods, Inc., General Mills, Inc., Snyder’s-Lance, Inc. and others which have substantially greater financial and other resources than us and sell brands that are more widely recognized than our products.  Numerous other companies that are actual or potential competitors of ours, many with greater financial and other resources (including more employees and more extensive facilities) than us, offer products similar to ours.  In addition, many of such competitors offer a wider range of products than that offered by us.  Local or regional markets often have significant smaller competitors, many of whom offer products similar to ours.  With expansion of our operations into new markets, we have and will continue to encounter significant competition from national, regional and local competitors that may be greater than that encountered by us in our existing markets.  In addition, such competitors may challenge our position in our existing markets.

A disruption in the performance of our suppliers could have an adverse effect on our operations.

Our manufacturing costs are subject to fluctuations in the prices of potatoes, potato flakes, potato starch, corn and oil, as well as other ingredients used in our products.  Potatoes, potato flakes, potato starch and corn are widely available year-round, and we use a variety of oils in the production of our products.  Nonetheless, we are dependent on our suppliers to provide us with products and ingredients in adequate supply and on a timely basis.  The failure of certain suppliers to meet our performance specifications, quality standards or delivery schedules could have a material adverse effect on our operating results.  Changing suppliers can require long lead times. The failure of our suppliers to meet our needs could occur for many reasons, including fires, natural disasters, weather, manufacturing problems, disease, crop failure, strikes, transportation interruption, government regulation, political instability and terrorism.  A failure of supply could also occur due to suppliers’ financial difficulties, including bankruptcy.  Any significant interruption to supply or cost increase could substantially harm our business and financial performance.  To the extent that product ingredients become scarce, substantially increase in price, or become unavailable or unavailable on commercially attractive terms, our operating results could be materially and adversely affected.  From time to time, we may lock in prices for raw materials, such as oils, as we deem appropriate, and such strategies may result in us paying prices for raw materials that are above market at the time of purchase.

We do not own the patents for the technology we use to manufacture certain T.G.I. Friday’s®, Boulder Canyon® and Tato Skins® brand products, as well as certain private label branded products.

We license technology from a third party in connection with the manufacture of certain T.G.I. Friday’s®, Boulder Canyon® and Tato Skins® brand products, as well as certain private label branded products, and have a royalty-bearing, exclusive right license to use the technology necessary to produce these products in the United States, Canada, and Mexico until such time as the parties mutually agree to terminate the agreement.  Even though the patents for this technology expired in December 2006, in consideration for the use of this technology, we are required to make royalty payments to the third party on sales of products manufactured utilizing the technology until such termination date.  Since these patents expired, we no longer have exclusive rights to this technology and, as a result, may face additional competition that could adversely affect our revenues.  Moreover, our competitors, certain of which may have significantly greater resources than us, may utilize different technology in the manufacture of products that are similar to those we currently manufacture, or that we may manufacture in the future.  The entry of any such products into the marketplace could have a material adverse effect on our sales of certain T.G.I. Friday’s®, Boulder Canyon® and Tato Skins® brand products, certain private label branded products, as well as any such future products.

We may not be able to adequately protect our intellectual property and other proprietary rights that are material to our business.

Our ability to compete effectively depends in part upon protection of our rights in trademarks, copyrights and other intellectual property rights we own or license. Our use of contractual provisions, confidentiality procedures and agreements, and trademark, copyright, unfair competition, trade secret and other laws to protect our intellectual property and other proprietary rights may not be adequate. Litigation may be necessary to enforce our intellectual property rights and protect our proprietary information, or to defend against claims by third parties that our services or our use of intellectual property infringe their intellectual property rights. Any litigation or claims brought by or against us could result in substantial costs and diversion of our resources. A successful claim of trademark, copyright or other intellectual property infringement against us could prevent us from providing services, which could harm our business, financial condition or results of operations. In addition, a breakdown in our internal policies and procedures may lead to an unintentional disclosure of our proprietary, confidential or material non-public information, which could in turn harm our business, financial condition or results of operations.

Risks Related to Our Securities

The market price of our Common Stock has been volatile and may continue to be volatile and the value of your investment may decline.

The market price of our Common Stock has experienced a high level of volatility and may continue to be volatile.  During fiscal 2013, the market price of our Common Stock (based on last reported sale price of the Common Stock on the Nasdaq Global Market) ranged from a high of $13.53 per share to a low of $6.49 per share.  The last reported sales price of the Common Stock on the Nasdaq Global Market on December 28, 2013 was $13.47 per share.

A significant amount of our Common Stock is controlled by a small number of stockholders, and the interests of such stockholders may conflict with those of other stockholders.

As of December 28, 2013, Larry Polhill, beneficially owned 21.2% of our outstanding shares.  As a result, Mr. Polhill may be able to exercise significant influence over the Company and certain matters requiring approval of its stockholders, including the approval of significant corporate transactions, such as a merger or other sale of the Company or its assets.  This could limit the ability of other stockholders of the Company to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control of the Company.  Apart from transfer restrictions arising under applicable provisions of the securities laws, there are no restrictions on the ability of Mr. Polhill to transfer any or all of his beneficial ownership at any time.  One or more of such transfers could have the effect of transferring effective control of the Company, including to one or more parties not currently known to us.

Our Certificate of Incorporation authorizes us to issue preferred stock, and the rights of holders of Common Stock may be adversely affected by the rights of holders of any such preferred stock.

Our Certificate of Incorporation authorizes the issuance of up to 50,000 shares of “blank check” preferred stock with such designations, rights and preferences as may be determined from time to time by our Board of Directors.  We may issue such shares of preferred stock in the future without stockholder approval.  The rights of the holders of Common Stock will be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future.  The issuance of preferred stock, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of discouraging, delaying or preventing a change of control of the Company, and preventing holders of Common Stock from realizing a premium on their shares.

Section 203 of the Delaware General Corporation Law may have an anti-takeover effect.

Under Section 203 of the Delaware General Corporation Law (the “DGCL”), we are prohibited from engaging in any “business combination” (as defined in the DGCL) with any “interested stockholder” (as defined in the DGCL) unless certain conditions are met.  This statutory provision could also have an anti-takeover effect.

Item 1B.                        Unresolved Staff Comments.

We have received no written comments regarding our periodic or current reports from the staff of the SEC that were issued 180 days or more preceding the end of our 2013 fiscal year that remain unresolved.

Item 2.                                 Properties.

The following table summarizes information about our significant manufacturing, distribution, farming and administrative facilities in use as of December 28, 2013:

Operating Segment	Location	Primary Activities	Own or Lease	Total Space
Headquarters	Phoenix, Arizona	Executive Offices	Lease	13,865 sq ft

Snack products	Goodyear, Arizona	Manufacturing	Own	59,840 sq ft
	Bluffton, Indiana	Manufacturing	Own	135,781 sq ft
	Bluffton, Indiana	Distribution	Lease	100,000 sq ft

Frozen products	Lynden, Washington	Farming	Lease	840 acres
	Lynden, Washington	Manufacturing	Own	50,229 sq ft
	Salem, Oregon	Manufacturing	Lease	28,524 sq ft
	Salem, Oregon	Manufacturing	Lease	65,000 sq ft
	Jefferson, Georgia	Manufacturing	Own	59,480 sq ft
	Thomasville, Georgia	Manufacturing	Own	101,290 sq ft

We are responsible for all insurance costs, utilities and real estate taxes in connection with our facilities.  We believe that our facilities are adequately covered by insurance.  We also believe that our properties generally are in good operating condition and are suitable for our current purposes.

Item 3.                                 Legal Proceedings.

For a discussion of legal proceedings, see also Note 12 to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.

Item 4.                                 Mine Safety Disclosures.

Not applicable.

PART II

Item 5.                                 Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our Common Stock is traded on the Nasdaq Global Select Market tier of the Nasdaq Stock Market under the symbol “SNAK.”

The following table sets forth the range of high and low sale prices of our Common Stock as reported on the Nasdaq Global Market for each quarter of the fiscal year ended December 28, 2013, and as reported on the Nasdaq Global Market for each quarter of the fiscal year ended December 29, 2012.

	Common Stock
	High	Low
Fiscal 2013:
First Quarter	$7.85	$6.49
Second Quarter	$8.36	$7.11
Third Quarter	$10.63	$8.41
Fourth Quarter	$13.53	$10.33

Fiscal 2012:
First Quarter	$4.96	$3.69
Second Quarter	$6.67	$5.01
Third Quarter	$7.66	$5.69
Fourth Quarter	$6.60	$5.72

Stockholders of Record

There were approximately 170 stockholders of record as of March 7, 2014.  We believe the number of beneficial owners is substantially greater than the number of record holders because a large portion of the Common Stock is held of record in broker “street names.”

Dividends

We have never declared or paid any dividends on the shares of our Common Stock.  Management intends to retain any future earnings for the operation and expansion of our business and does not anticipate paying any dividends at any time in the foreseeable future.  Additionally, certain debt agreements of ours limit our ability to declare and pay dividends.

Sales of Unregistered Securities

We did not make any sales of unregistered securities during 2013.

Issuer Purchases of Equity Securities

The following table contains information for shares repurchased during the quarter ended December 28, 2013:

Period	Total number of shares purchased(a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
September 29, 2013 — November 2, 2013	7,423	$10.97	—	$—
November 3, 2013 — November 30, 2013	—	$—	—	$—
December 1, 2013 — December 28, 2013	—	$—	—	$—
Total	7,423	$10.97	—	$—

(a)         Shares of restricted stock withheld, at the election of a certain holder of restricted stock, by the Company from the vested portion of a restricted stock award with a market value approximating the amount of the withholding taxes due from such restricted stockholder.

Stock Price Performance Graph

Set forth below is a graph comparing the percentage change in the cumulative total stockholder return on our Common Stock with the cumulative total return of the Russell 2000 Index (Market Index) and the S&P Packaged Foods Index (Peer Index) for the period starting December 27, 2009 and ending December 28, 2013.  The graph assumes that $100 was invested on December 27, 2009 in our Common Stock and in each of the two indices, and that, as to such indices, dividends were reinvested.  We have not, since our inception, paid any cash dividends on our Common Stock.  Historical stock price performance shown on the graph is not necessarily indicative of future price performance.

	December 27, 2009	December 25, 2010	December 31, 2011	December 29, 2012	December 28, 2013
Inventure Foods, Inc. Common Stock (SNAK)	100.00	186.21	161.21	271.98	580.60
Russell 2000 Index (Market Index)	100.00	124.43	116.85	131.23	183.12
S&P Packaged Foods (Peer Index)	100.00	112.10	126.93	134.64	173.04

See Note 9 to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K for a summary of treasury stock repurchases and retirements.

Item 6.                                 Selected Financial Data.

The following selected historical consolidated financial data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited Consolidated Financial Statements and related notes to those statements included in this Annual Report on Form 10-K, in thousands except per share data.  The selected historical consolidated financial data as of and for the years ended December 28, 2013, December 29, 2012, December 31, 2011, December 25, 2010 and December 26, 2009 have been derived from our audited Consolidated Financial Statements.  Fiscal 2011 contained 53 weeks and the fiscal years 2013, 2012, 2010 and 2009 each contained 52 weeks.

	December 28, 2013	December 29, 2012	December 31, 2011	December 25, 2010	December 26, 2009
Year ended:
Net revenues	$215,580	$185,179	$162,232	$133,987	$121,011
Gross profit	38,886	36,892	30,134	29,034	23,822
Operating income	10,850	11,344	5,210	7,354	7,076
Net income	6,618	7,449	2,817	4,469	3,782
Earnings per common share — diluted	$0.33	$0.38	$0.15	$0.24	$0.21
Weighted average common shares — diluted	19,789	19,574	19,199	18,546	18,239
As of:
Net working capital	$33,981	$25,151	$22,934	$20,564	$17,860
Total assets	170,091	95,894	97,975	78,821	69,835
Long-term debt	65,088	17,014	23,779	20,665	19,908
Stockholders’ equity	59,153	51,099	41,610	37,790	32,907

INVENTURE FOODS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 7.                                           Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the other sections of this Annual Report on Form 10-K, including “Item 1. Business” and “Item 8. Financial Statements and Supplementary Data.”  The various sections of this MD&A contain a number of forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this filing and particularly in “Item 1A. Risk Factors.”  Accordingly, the Company’s actual future results may differ materially from historical results or those currently anticipated.

Overview

The Company is a leading marketer and manufacturer of healthy/natural and indulgent specialty snack food brands.  Our products are marketed under a strong portfolio of brands, including T.G.I. Friday’s®, Rader Farms®, Boulder Canyon®, Poore Brothers®, Willamette Valley Fruit CompanyTM, Fresh FrozenTM, Nathan’s Famous ®, Jamba®, Seattle’s Best Coffee®, Bob’s Texas Style®, Vidalia® and Tato Skins®.  T.G.I. Friday’s®, Jamba®, Nathan’s Famous® and Vidalia® are licensed brand names.  We complement our branded product retail sales with private label retail sales and co-packing arrangements.  The majority of our revenues are attributable to external customers in the United States.  We sell to external customers internationally; however, the revenues attributable to those customers are immaterial.

Fiscal year 2013 was a record volume year for the Company with net revenues of $215.6 million, a 16.4% increase over the prior fiscal year.  This year, our products in the healthy/natural category represented 67% of net sales, a 6 point increase from the prior year.

Our frozen fruit business experienced growth in fiscal year 2013, both in the branded product and private label categories, as more consumers recognize the health and nutritional benefits of frozen fruits that are harvested at the peak of ripeness when essential vitamins and minerals can be locked in.  We continued to focus on product innovation in our frozen beverages including the launch of Seattle’s Best Coffee® Frozen Coffee Blends and a new Jamba® Fusion smoothie line, which includes unique blends of vegetables and fruit.

In addition, the snack industry has been heavily influenced by a proliferation of new flavors and health focused snacks, with a rapid increase in the number of low-fat, low-carb, all-natural and organic products.  We believe the trend for healthier snacks will continue and will provide new revenue growth opportunities for our Rader Farms®, Boulder Canyon®, Fresh FrozenTM and premium private label products.  We expect to continue brand investments in 2014 to drive continued sales and earnings growth in the long term.  During fiscal year 2013, we also launched new flavors of Boulder Canyon® Kettle Chips, including organic, olive oil and avocado oil chips as well as Ancient Grains and Protein Crisps.  Under the T.G.I. Friday’s® brand, we launched two new products including Extreme Heat Hot Fries and Jalapeno Poppers.

On May 28, 2013, we completed our acquisition of the berry processing business of Willamette Valley Fruit Company for a cash purchase price of $9.3 million.  An additional amount of up to $3.0 million is payable to Willamette Valley Fruit Company as contingent consideration in the form of an earn-out if certain performance thresholds are met during the seven-year period following the closing of the transaction.

On November 8, 2013, we completed our acquisition of Fresh Frozen Foods for a cash purchase price of $38.4 million plus a working capital adjustment of $0.4 million.  An additional amount of up to $3.0 million is payable to Fresh Frozen Foods in the form of an earn-out based on 2014 performance.

All of our assets are located in the United States and include manufacturing facilities in Arizona, Georgia, Indiana, Oregon and Washington.

Results of Operations

The following discussion summarizes the significant factors affecting our consolidated operating results, financial condition, liquidity and capital resources.  This discussion should be read in conjunction with “Item 8. Financial Statements and Supplementary Data” and the “Cautionary Statement Regarding Forward-Looking Statements” on page 1.

Our fiscal year ends on the last Saturday occurring in the month of December of each calendar year.  Accordingly, fiscal 2013 commenced December 30, 2012 and ended December 28, 2013.  The fiscal year end dates result in an additional week of results every five or six years.  There were 52 weeks in the 2013 fiscal year, 52 weeks in the 2012 fiscal year and 53 weeks in the 2011 fiscal year.  The following table sets forth for the periods presented certain financial data as a percentage of net sales for the years ended December 28, 2013, December 29, 2012 and December 31, 2011:

	2013	2012	2011
Net revenues	100.0%	100.0%	100.0%
Cost of revenues	82.0	80.1	81.4
Gross profit	18.0	19.9	18.6
Selling, general and administrative expenses	13.0	13.8	15.4
Operating income	5.0	6.1	3.2
Gain on sale of DSD	—	(0.6)	—
Interest expense, net	0.4	0.4	0.5
Income before income taxes	4.6	6.3	2.7
Income tax provision	1.5	2.3	1.0
Net income	3.1%	4.0%	1.7%

Our operations consist of two reportable segments:  frozen products and snack products.  The frozen product segment includes frozen fruits, vegetables and beverages, for sale primarily to groceries, club stores and mass merchandisers. The snack product segment includes manufactured potato chips, kettle chips, potato crisps, potato skins, pellet snacks, sheeted dough products and extruded product for sale primarily to snack food distributors and retailers.

2013 Compared to 2012

Net Revenues.  In 2013, net revenues increased 16.4%, or $30.4 million, to $215.6 million compared with net revenues of $185.2 million for the previous fiscal year. Our net revenues by operating segment were as follows (in thousands):

	Year Ended
	December 28, 2013	December 29, 2012	% Change
Frozen Products	$117,124	$90,823	29.0%
Snack Products	98,456	94,356	4.3%
Consolidated	$215,580	$185,179	16.4%

The frozen products segment net revenues were $117.1 million, an increase of $26.3 million, or 29.0%, compared with net revenues of $90.8 million for the previous fiscal year.  This increase was a result of strong volume growth in both our branded and private label business, as well as the acquisition of Willamette Valley Fruit Company and Fresh Frozen Foods.

The snack products segment net revenues were $98.5 million, an increase of $4.1 million, or 4.3%, compared with net revenues of $94.4 million for the previous fiscal year.  This increase was largely due to additional revenues from our new co-packing agreements, which began production early in 2013, increases in sales of Boulder Canyon® products, premium private label products and Vidalia® products.  The increase was partially offset by a decrease in sales of certain licensed products and selling our direct-store-delivery (“DSD”) business in the fourth quarter of 2012.

Gross Profit.  Gross profit for 2013 was $38.9 million, compared to $36.9 million for the prior year, with gross margin decreasing 190 basis points to 18.0% for the year ended December 28, 2013, compared to 19.9% for the year ended December 29, 2012.  Our gross profit and gross profit as a percentage of net sales by operating segment were as follows (in thousands):

	Year Ended
	December 28, 2013	% of Net Revenues	December 29, 2012	% of Net Revenues
Frozen Products	$22,745	19.4%	$17,505	19.3%
Snack Products	16,141	16.4%	19,387	20.5%
Consolidated	$38,886	18.0%	$36,892	19.9%

The frozen products segment gross profit was $22.7 million, an increase of $5.2 million, or 29.9%, compared to gross profit of $17.5 million for the prior fiscal year, and increased as a percentage of net revenues to 19.4% in 2013 from 19.3% in 2012.  The increase in gross profit for the year is primarily attributable to increased production capability with our acquisition of Willamette Valley Fruit Company.

The snack products segment gross profit was $16.1 million, a decrease of $3.2 million, or 16.7%, compared to gross profit of $19.4 million for the prior fiscal year, and decreased as a percentage of net revenues to 16.4% in 2013 from 20.5% in 2012.  The decrease in gross profit for the year is largely due to a decrease in sales of certain licensed products, partially offset by an increase in co-packing production.

Selling, General and Administrative Expenses.  Selling, general and administrative (“SG&A”) expenses increased 9.7%, or $2.5 million, for the year ended December 28, 2013, compared to the prior fiscal year.  SG&A expense decreased 80 basis points to 13.0% as a percentage of net sales for the year ended December 28, 2013, compared to 13.8% in the prior fiscal year.  The increase in SG&A expense dollars was primarily attributable to transaction and integration related costs of approximately $1.4 million associated with the Willamette Valley Fruit Company and Fresh Frozen Foods acquisitions that occurred during 2013, as well as increased commissions on higher sales.

Interest Expense.  Net interest expense for the year ended December 28, 2013 increased 14.1%, to $0.9 million, compared to $0.8 million during the year ended December 29, 2012.  The increase was due to increased debt balances related to the two acquisitions that occurred during 2013.

Income Tax Provision.  The income tax provision of $3.4 million for 2013 is $0.8 million less than the $4.2 million of tax provision in the prior year.  Our effective income tax expense rate was 33.7% in 2013, compared to 36.2% in 2012.  The change in the effective tax rate is primarily due to a decrease in the state effective tax rate.

2012 Compared to 2011

Net Revenues.  In 2012, net revenues increased 14.1%, or $22.9 million, to $185.2 million, compared with net revenues of $162.2 million for the previous fiscal year.  Excluding the extra reporting week, consolidated net revenues increased by 17.2% over the same period last year.  Our net revenues by operating segment were as follows:

	Year Ended
	December 29, 2012	December 31, 2011	% Change
Frozen Products	$90,823	$67,178	35.2%
Snack Products	94,356	95,054	(0.7)%
Consolidated	$185,179	$162,232	14.1%

The frozen products segment net revenues were $90.8 million, an increase of $23.6 million, or 35.2%, compared with net revenues of $67.2 million for the previous fiscal year.  Excluding Jamba®, frozen segment net revenues improved by $23.9 million or 45.0%, compared to prior year.  This increase was a result of strong volume growth in both our branded and private label business.  Jamba® net revenues totaled $13.8 million, a decrease of $0.2 million, as a result of the additional week in 2011.

The snack products segment net revenues were $94.4 million, a decrease of $0.7 million, or 0.7%, compared with net revenues of $95.1 for the previous fiscal year.  The snack products segment net revenue was impacted by the sale of our DSD business in the fourth quarter.  Our distributed products were down 31.7% for the year, which was primarily due to the sale of our DSD business in the fourth quarter of 2012.  Our Boulder Canyon® products were down slightly by 1.6%, primarily due to the extra week in the prior year.  These decreases were partially offset by improved sales volumes of our private label business, which increased 15.8%, and T.G.I. Friday’s®, which increased 1.9%, compared to the prior year.

Gross Profit.  Gross profit for 2012 was $36.9 million, compared to $30.1 million for the prior year, with gross margin increasing 130 basis points to 19.9% for the year ended December 29, 2012, compared to 18.6% for the year ended December 31, 2011.  Our gross profit and gross profit as a percentage of net sales by operating segment were as follows:

	Year Ended
	December 29, 2012	% of Net Revenues	December 31, 2011	% of Net Revenues
Frozen Products	$17,505	19.3%	$11,962	17.8%
Snack Products	19,387	20.5%	18,172	19.1%
Consolidated	$36,892	19.9%	$30,134	18.6%

The frozen products segment gross profit was $17.5 million, an increase of $5.5 million, or 46.3%, compared to gross profit of $12.0 million for the prior fiscal year, and increased as a percentage of net revenues to 19.3% in 2012 from 17.8% in 2011.  The increase in gross profit for the year is primarily attributable to favorable berry costs and overall plant efficiencies on higher volume.

The snack products segment gross profit was $19.4 million, an increase of $1.2 million, or 6.7%, compared to gross profit of $18.2 million for the prior fiscal year, and increased as a percentage of net revenues to 20.5% in 2012 from 19.1% in 2011.  The increase for the year is primarily the result of operational efficiencies, favorable material costs and the sale of our lower margin DSD business.

Selling, General and Administrative Expenses.  SG&A expenses increased 2.5%, or $0.6 million, for the year ended December 29, 2012, compared to the prior fiscal year.  SG&A expense decreased 160 basis points to 13.8% as a percentage of net sales for the year ended December 29, 2012, compared to the prior fiscal year.  The increase in SG&A expense dollars was primarily attributable to increased compensation costs as a result of achieving certain financial goals, as well as increased professional service costs.  These increases were partially offset by reduced overall Jamba sampling expenses compared to our national product launch in 2011.

Interest Expense.  Net interest expense for the year ended December 29, 2012 declined 13.7%, to $0.8 million, compared to $0.9 million during the year ended December 31, 2011.  The decrease was due primarily to lower average borrowing rates year to year and the pay-off of the mortgage on our Goodyear, Arizona facility, which was our highest interest rate debt.

Gain on Sale of DSD Business.  On November 5, 2012, we sold our DSD business for $1.2 million in cash, which primarily covered a network of independently operated and owned service routes and limited fixed assets associated with the DSD business.  We received an additional $0.3 million for inventory on-hand.  We recognized a net gain of $1.1 million in continuing operations as we will continue to indirectly sell our products through this network at a reduced cost and will no longer sell distributed products.  In 2012, sales of distributed products were $2.6 million.  Our DSD business was part of our snack products segment and included a limited number of snack products purchased and sold through our DSD network in Arizona.

Income Tax Provision.  The income tax provision of $4.2 million for 2012 is $2.7 million more than the $1.5 million of tax provision in the prior year.  Our effective income tax expense rate was 36.2% in 2012, compared to 34.9% in 2011.  The change in the effective tax rate is primarily due to a decrease in the tax rate benefit of lower state taxes and lower nondeductible expenses and other items.

Liquidity and Capital Resources

Liquidity represents our ability to generate sufficient cash flows from operating activities to satisfy obligations, as well as our ability to obtain appropriate financing.  Therefore, liquidity cannot be considered separately from capital resources that consist primarily of current and potentially available funds for use in achieving our objectives.  Currently, our liquidity needs arise primarily from working capital requirements, capital expenditures and debt repayment.  Sufficient liquidity is expected to be available to enable us to meet these demands.  Net working capital was $34.0 million (a current ratio of 2.0:1) and $25.2 million (a current ratio of 2.1:1) at December 28, 2013 and December 29, 2012, respectively.

The following table sets forth for the periods presented certain consolidated cash flow information for the years ended December 28, 2013, December 29, 2012 and December 31, 2011 (in thousands):

	December 28, 2013	December 29, 2012	December 31, 2011
Net cash provided by operating activities	$5,346	$11,224	$4,670
Net cash used in investing activities	(57,023)	(4,098)	(9,728)
Net cash provided by (used in) financing activities	52,168	(7,371)	4,742
Net increase (decrease) in cash and cash equivalents	491	(245)	(316)
Cash and cash equivalents at beginning of year	419	664	980
Cash and cash equivalents at end of year	$910	$419	$664

Cash and Cash Flow

Our primary uses of cash during 2013 were to fund the acquisitions of Willamette Valley Fruit Company and Fresh Frozen Foods, which were primarily funded through our new $60.0 million Credit Agreement with U.S. Bank.

Operating Cash Flows

Cash flows from operating activities reflect our net earnings, adjusted for non-cash items such as, depreciation, amortization, stock-based compensation expense, write-offs and write-downs of assets, as well as changes in accounts receivable, inventories, accounts payable and accrued liabilities, and other assets and liabilities.

Net cash provided by operating activities was $5.3 million for the fiscal year ended December 28, 2013 and $11.2 million for the fiscal year ended December 29, 2012.  The overall decrease of $5.9 million in net cash provided by operating activities was primarily driven by an increase in inventory, largely related to increased inventory requirements related to Willamette Valley Fruit Company since its acquisition as well as an increase in inventory related to our co-packing business and a related increase in payables and accrued liabilities.

Net cash provided by operating activities was $11.2 million for the fiscal year ended December 29, 2012 and $4.7 million for the fiscal year ended December 31, 2011.  The overall increase of $6.5 million was primarily driven by an increase in cash from operations and working capital requirements.  In 2012, our inventories decreased $4.2 million during the year as a result of increased sales volume, reduced overall berry prices and a lower yield from our 2012 berry harvest.  Additionally, we incurred increases in accounts receivable of $1.8 million in 2012, compared to an increase of $4.2 million in 2011, attributable to our net revenue growth.  The $14.0 million year-over-year inventory decrease is the primary driver of the $14.0 million year-over-year decrease in accounts payable and accrued liabilities during 2012.

Net cash provided by operating activities was $4.7 million for the fiscal year ended December 31, 2011 and $7.1 million for the fiscal year ended December 25, 2010.  The overall decrease of $2.4 million was primarily driven by an increase in our working capital requirements of $2.3 million.  In 2011, our inventories increased $9.9 million during the year as a result of higher berry prices, increased sales volume, and anticipated demand.  We purchased higher quantities of lower cost fresh berries to freeze in order to reduce purchases of higher cost frozen berries.  Additionally, we incurred increases in accounts receivable of $4.2 million in 2011, compared to an increase of $0.8 million in 2010, attributable to our net revenue growth.  The $9.9 million year-over-year inventory increase is the primary driver of the $10.3 million year-over-year increase in accounts payable and accrued liabilities during 2011.  In 2010, we increased inventories by $4.4 million and accounts payable and accrued liabilities by $2.1 million, both primarily as a result of higher berry prices relative to prior year.  In 2010, accounts receivable also increased $0.8 million as a result of the increase in sales, compared to the prior year.

Investing Cash Flows

Net cash used in investing activities was $57.0 million in 2013, compared to $4.1 million in 2012.  Our 2013 investing activities included the acquisition of Willamette Valley Fruit Company and Fresh Frozen Foods for $8.5 million and $38.8 million, respectively, as well as $9.8 million in capital expenditures.  Capital expenditures of $9.8 million in 2013 relate to the purchase of manufacturing equipment of $7.9 million, primarily for new packaging equipment and new extrusion equipment at our Bluffton, Indiana facility, $0.9 million of capital expenditures related to the purchase and preproduction costs of berry plants, and $1.0 million in other expenditures relating to software, building improvements and office equipment.  Capital expenditures of $5.6 million in 2012 primarily relate to the purchase of manufacturing equipment of $3.8 million, primarily for cooling equipment to efficiently and effectively cool fruit directly from the fields after harvesting and new packaging equipment at our Lynden, Washington facility, $0.6 million of capital expenditures related to the purchase and preproduction costs of berry plants, and $1.2 million in other expenditures relating to software, building improvements and office equipment.  Capital expenditures of $9.7 million in 2011 primarily relate to the purchase of manufacturing equipment of $6.4 million, primarily at our Goodyear, Arizona facility for new kettles and packaging equipment, $0.9 million of capital expenditures related to the purchase and preproduction costs of berry plants, $1.5 million of building improvements, and $0.9 million in furniture and office equipment.  In 2014, we plan to spend $12.4 million in capital expenditures, primarily at our manufacturing facilities.  Capital expenditures are funded primarily by net cash flow from operating activities, cash on hand, and available credit from our credit facility.

Financing Cash Flows

Net cash provided by financing activities for fiscal year 2013 was $52.2 million, compared to cash used by financing activities of $7.4 million in 2012.  The $59.5 million increase in year-over-year net cash provided by financing activities is driven by the new financing relating to our acquisitions in 2013.

Net cash used by financing activities for fiscal year 2012 was $7.4 million, compared to cash provided by financing activities of $4.7 million in 2011.  The $12.1 million decrease in year-over-year net cash provided by financing activities is driven by paying down $11.2 million more on our revolving line of credit and $1.5 million more in payments made on long term debt, which includes the payoff of our mortgage on our Goodyear, Arizona facility, offset by a net $0.6 million increase in cash used in financing activities related to equity compensation.  Our decrease in borrowings was funded with cash provided by operating activities and proceeds from the sale of our DSD business.

Net cash provided by financing activities for fiscal year 2011 was $4.7 million, compared to $0.8 million in 2010.  The $3.9 million increase in net cash provided by financing activities is driven by additional borrowings of $6.9 million on our revolving line of credit year-over-year, partially offset by the $2.8 million year-over-year decrease in proceeds from capital lease financing relating to the prior year’s extrusion equipment implementation in our Bluffton, Indiana facility, and further offset by an increase of $0.3 million in capital lease obligation payments.  The increase of borrowings on our credit facility is driven by our planned capital expenditure initiatives in our Goodyear, Arizona facility, our planned buildup of inventories relating to the national Jamba® Smoothies launch, and increased accounts receivables generated by higher net revenues.

Debt and Capital Resources

Based on the maximum permitted leverage ratio as of December 28, 2013, the Company’s debt balance that could have been outstanding under our line of credit was reduced from the maximum borrowing capacity of $30.0 million to $8.4 million, of which $3.2 million was outstanding at December 28, 2013.  As is customary in such financings, U.S. Bank may terminate its commitments and accelerate the repayment of amounts outstanding and exercise other remedies upon the occurrence of an event of default (as defined in the Credit Agreement), subject, in certain instances, to the expiration of any applicable cure period.  The Credit Agreement requires us to maintain compliance with certain financial covenants, including a minimum fixed charge coverage ratio and a leverage ratio.  At December 28, 2013, we were in compliance with all of the financial covenants.

See Note 7 to our Consolidated Financial Statements “Long-Term Debt and Line of Credit” in Part II, Item 8 of this Annual Report on Form 10-K.

Outlook

We believe that our current financing arrangement with U.S. Bank will provide adequate ability to finance our working capital needs and future capital expenditures.  We anticipate 2014 capital expenditures of approximately $12.4 million, funded through working capital and various purchase or leasing arrangements.  Our plans are not expected to materially affect our financial ratios or liquidity.  In connection with the implementation of our business strategy, discussed in detail in “Item 1. Business,” we may incur operating losses in the future and may require future debt or equity financings (particularly in connection with future strategic acquisitions, new brand introductions or capital expenditures).  Expenditures relating to acquisition-related integration costs, market and territory expansion and new product development and introduction may adversely affect promotional and operating expenses and consequently may adversely affect operating and net income.  These types of expenditures are expensed for accounting purposes as incurred, while revenue generated from the result of such expansion or new products may benefit future periods.  We believe that we will generate positive cash flow from operations during the next twelve months, which, along with our existing working capital and borrowing facilities, will enable us to meet our operating cash requirements for the next twelve months.  The belief is based on current operating plans and certain assumptions, including those relating to our future revenue levels and expenditures, industry and general economic conditions and other conditions.  For instance, if current general economic conditions continue or worsen, we believe that our sales forecasts may prove to be less reliable than they have in the past as consumers may change their buying habits with respect to snack food products.  Unexpected price increases for commodities used in our snack products, or adverse weather conditions affecting our Rader Farms crop yield could also impact our financial condition.  If any of these factors change, we may require future debt or equity financings to meet our business requirements.  Any required financings may not be available or, if available, may not be on terms attractive to us.

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

We do not have any off-balance sheet arrangements that are required to be disclosed pursuant to these regulations, other than those described in the Notes to our Consolidated Financial Statements contained herein.  We do not have, nor do we engage in, transactions with any special purpose entities.  Other than an interest rate swap, we are not engaged in any derivative activities and had no forward exchange contracts outstanding at December 28, 2013.  In the ordinary course of business, we enter into operating lease commitments, purchase commitments and other contractual obligations.  These transactions are recognized in our financial statements in accordance with generally accepted accounting principles in the United States (“GAAP”), and are more fully discussed below.

Contractual Obligations

At December 28, 2013, our contractual obligations for continuing operations were as follows (in thousands):

	Payments due by period
	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Long-term debt(a)	$5,634	$13,884	$46,284	$400	$66,202
Capital lease obligations(b)	562	1,074	399	—	2,035
Operating lease obligations(c)	1,527	2,887	1,945	6,631	12,990
Purchase obligations(d)	32,749	—	—	—	32,749
Total	$40,472	$17,845	$48,628	$7,031	$113,976

(a)         Reflects amounts outstanding under our Credit Agreement as of December 28, 2013.  During the year ended December 28, 2013 we entered into the $60.0 million Credit Agreement with a syndicate of lenders led by U.S. Bank, the terms of which are noted in Note 7 to our Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.

(b)         Amounts represent the expected cash payments of our capital leases, including the expected cash payments of interest expense of approximately $0.3 million on our capital leases.  See further discussion of our capital lease obligations as of December 28, 2013 in Note 7 to our Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.

(c)          Reflects amounts outstanding under our operating lease obligations as of December 28, 2013.  During the year ended December 28, 2013, we entered into a number of new lease commitments as part of our acquisitions of Willamette Valley Fruit Company effective May 28, 2013 and Fresh Frozen Foods effective November 8, 2013.

(d)         In order to mitigate the risks of volatility in commodity markets to which we are exposed, we have entered into purchase agreements with certain suppliers based on market prices, forward price projections and expected usage levels.  Our purchase commitments for certain ingredients, packaging materials and energy are generally less than 12 months.

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

Revenue Recognition.  In accordance with GAAP, we recognize operating revenues upon shipment of products to customers provided title and risk of loss pass to our customers.  In those instances where title and risk of loss does not pass until delivery, revenue recognition is deferred until delivery has occurred.  In our snack products segment, revenue for products sold through our local distribution network is recognized when the product is received by the retailer.  Costs associated with obtaining shelf space (i.e., “slotting fees”) are accounted for as a reduction of revenue in the period in which we incur such costs.  Anytime we offer consideration (cash or credit) as a trade advertising or promotional allowance to a purchaser of products at any point along the distribution chain, the amount is accrued and recorded as a reduction in revenue.

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

Marketing Costs.  These costs include various sponsorships, coupon administration and consumer advertising programs that we enter into throughout the year, and are expensed as incurred.  We participate in a coupon programs, such as Sunday Free Standing Inserts (FSIs), digital marketing, coupon programs and social media, including Facebook, Twitter and Google advertising.  We use a national public relationship firm to promote all of our brands throughout the year targeting newspapers, magazines, web sites, bloggers, television and radio stations.  Our marketing programs also include selective event sponsorship designed to increase brand awareness and to provide opportunities to mass sample branded products.

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

Stock-Based Compensation.  We account for our stock options under the fair value method of accounting using a Black-Scholes valuation model to measure stock option fair values at the date of grant.  Prior to May 2008, all stock option grants had a five-year term.  The fair value of these stock option grants is amortized to expense over the vesting period, generally three years for employees and one year for members of the Board of Directors.  In May 2008, our Board of Directors approved a ten-year term for all future stock option grants.  The stock option grants have vesting periods of five years and one year for employees and Board of Director members, respectively.

Self-Insurance Reserves.  We are partially self-insured for the purposes of providing health care benefits to employees covered by our insurance plan.  The plan covers all of full-time employees of the Company on the first day of the month after hiring date for salaried employees, and the first day of the month following the ninetieth day of service for hourly employees.  The plan covers the employee’s dependents, if elected by the employee.  We have contracted with an insurance carrier for stop loss coverage that commences when $100,000 in claims is paid annually for a covered participant.  In addition, we have contracted for aggregate stop loss insurance which provides coverage after the maximum amount paid by us exceeds approximately $1.5 million.  Estimated unpaid claims are included in accrued liabilities, and represent management’s best estimate of amounts that have not been paid prior to the year-end dates.  It is reasonably possible that the expense we will ultimately incur could differ.

The above listing is not intended to be a comprehensive list of all of our accounting policies.  In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP, with no need for management’s judgment in their application.  See our audited Consolidated Financial Statements and notes thereto included in this Annual Report on Form 10-K, which contain accounting policies and other disclosures required by GAAP.

Item 7A.                                                Quantitative and Qualitative Disclosures About Market Risk

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

To the extent that we borrow under the New Loan Agreement, we are exposed to market risk related to changes in interest rates.  Using debt levels and interest rates as of December 28, 2013, the weighted average interest rate on borrowings was 2.6%.  At December 28, 2013, we had $63.2 million in variable rate debt.  A 10% increase in the variable interest rate would not have significantly impacted interest expense during the period.

To manage exposure to changing interest rates, we selectively enter into interest rate swap agreements.  Our interest rate swaps qualify for and are designated as cash flow hedges.  Changes in the fair value of a swap that is highly effective and that is designated and qualifies as a cash flow hedge to the extent that the hedge is effective, are recorded in other comprehensive income (loss).  While these interest rate swap agreements fixed a portion of the interest rate at a predictable level, we estimate pre-tax interest expense would have been approximately $0.2 million less without these swaps in the first fiscal year 2013.

The “Interest Rate Swaps” information contained in Note 7 to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K is incorporated by reference herein.

Foreign Currency Exchange Rate Risk

We contract for and settle all purchases in U.S. dollars.  We only purchase a modest amount of goods directly from international vendors.  Therefore, we consider the effect of foreign currency rate changes to be indirect and we do not hedge using any derivative instruments.  Historically, we have not been impacted by changes in exchange rates.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Item 8.           Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Inventure Foods, Inc.

Phoenix, Arizona

We have audited the accompanying consolidated balance sheets of Inventure Foods, Inc. and subsidiaries (the “Company”) as of December 28, 2013 and December 29, 2012 and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 28, 2013. We also have audited the Company’s internal control over financial reporting as of December 28, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall consolidated financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Inventure Foods, Inc. and subsidiaries as of December 28, 2013 and December 29, 2012, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 28, 2013, in conformity with generally accepted accounting principles in the United States of America. Also in our opinion, Inventure Foods, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 28, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ Moss Adams LLP

Scottsdale, Arizona

March 13, 2014

INVENTURE FOODS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except per-share data)

	December 28, 2013	December 29, 2012
ASSETS
Current assets:
Cash and cash equivalents	$910	$419
Accounts receivable, net	23,618	17,547
Inventories	43,086	27,071
Deferred income tax asset	755	1,030
Other current assets	1,223	1,323
Total current assets	69,592	47,390

Property and equipment, net	50,140	34,051
Goodwill	23,064	11,616
Trademarks and other intangibles, net	25,624	2,010
Other assets	1,671	827
Total assets	$170,091	$95,894

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$19,380	$12,178
Accrued liabilities	10,121	8,415
Current portion of long-term debt	6,110	1,646
Total current liabilities	35,611	22,239

Long-term debt, less current portion	61,865	6,897
Line of credit	3,223	10,117
Deferred income tax liability	4,188	3,968
Interest rate swaps	526	766
Other liabilities	5,525	808
Total liabilities	110,938	44,795

Commitments and contingencies (see Notes 8 and 12)

Stockholders’ equity:
Common stock, $.01 par value; 50,000 shares authorized; 19,845 and 19,571 shares issued and outstanding at December 28, 2013 and December 29, 2012, respectively	198	196
Additional paid-in capital	30,960	29,660
Accumulated other comprehensive loss	(244)	(378)
Retained earnings	28,710	22,092
	59,624	51,570
Less: treasury stock, at cost: 368 shares at December 28, 2013 and December 29, 2012	(471)	(471)
Total stockholders’ equity	59,153	51,099
Total liabilities and stockholders’ equity	$170,091	$95,894

The accompanying notes are an integral part of these consolidated financial statements.

INVENTURE FOODS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per-share data)

	December 28, 2013	December 29, 2012	December 31, 2011
Net revenues	$215,580	$185,179	$162,232
Cost of revenues	176,694	148,287	132,098
Gross profit	38,886	36,892	30,134
Operating expenses:
Selling, general and administrative expenses	28,036	25,548	24,924
Operating income	10,850	11,344	5,210
Non-operating (income) expense:
Gain on sale of DSD business	—	(1,101)	—
Interest expense, net	872	764	885
Income before income tax expense	9,978	11,681	4,325
Income tax expense	3,360	4,232	1,508
Net income	$6,618	$7,449	$2,817

Earnings per common share:
Basic	$0.34	$0.40	$0.16
Diluted	$0.33	$0.38	$0.15

Weighted average number of common shares:
Basic	19,360	18,821	18,110
Diluted	19,789	19,574	19,199

The accompanying notes are an integral part of these consolidated financial statements.

INVENTURE FOODS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	December 28, 2013	December 29, 2012	December 31, 2011
Net income	$6,618	$7,449	$2,817
Change in fair value of interest rate swaps, net of tax	134	47	(118)
Comprehensive income	$6,752	$7,496	$2,699

The accompanying notes are an integral part of these consolidated financial statements.

INVENTURE FOODS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Treasury
	Shares	Amount	Capital	Earnings	Income (Loss)	Stock, at Cost	Total
Balance, December 25, 2010	18,373	$184	$26,557	$11,826	$(307)	$(471)	$37,789
Net income	—	—	—	2,817	—	—	2,817
Other comprehensive loss, net of tax	—	—	—	—	(118)	—	(118)
Stock-based compensation expense	—	—	993	—	—	—	993
Tax benefit from equity awards	—	—	151	—	—	—	151
Issuance of common stock under employee stock plans, net of shares withheld for payroll taxes	258	3	(25)	—	—	—	(22)
Balance, December 31, 2011	18,631	$187	$27,676	$14,643	$(425)	$(471)	$41,610
Net income	—	—	—	7,449	—	—	7,449
Other comprehensive loss, net of tax	—	—	—	—	47	—	47
Stock-based compensation expense	—	—	1,275	—	—	—	1,275
Tax benefit from equity awards	—	—	840	—	—	—	840
Issuance of common stock under employee stock plans, net of shares withheld for payroll taxes	940	9	(131)	—	—	—	(122)
Balance, December 29, 2012	19,571	$196	$29,660	$22,092	$(378)	$(471)	$51,099
Net income	—	—	—	6,618	—	—	6,618
Other comprehensive income, net of tax	—	—	—	—	134	—	134
Stock-based compensation expense	—	—	968	—	—	—	968
Tax benefit from equity awards	—	—	653	—	—	—	653
Issuance of common stock under employee stock plans, net of shares withheld for payroll taxes	274	2	(321)	—	—	—	(319)
Balance, December 28, 2013	19,845	$198	$30,960	$28,710	$(244)	$(471)	$59,153

The accompanying notes are an integral part of these consolidated financial statements.

INVENTURE FOODS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	December 28, 2013	December 29, 2012	December 31, 2011
Cash flows provided by operating activities:
Net income	$6,618	$7,449	$2,817
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	5,445	4,678	4,601
Amortization	288	23	68
Provision for bad debts	(3)	2	111
Deferred income taxes	627	154	123
Excess income tax benefit from stock-based compensation	(653)	(841)	(151)
Stock-based compensation expense	619	736	442
Restricted stock compensation expense	349	539	551
Gain on sale of DSD business	—	(1,101)	—
(Gain) loss on disposition of equipment	16	(20)	20
Changes in assets and liabilities:
Accounts receivable	(2,634)	(1,816)	(4,150)
Inventories	(7,554)	4,166	(9,867)
Other assets and liabilities	626	993	(158)
Accounts payable and accrued liabilities	1,602	(3,738)	10,263
Net cash provided by operating activities	5,346	11,224	4,670
Cash flows used in investing activities:
Purchase of property and equipment	(9,775)	(5,609)	(9,728)
Purchase of Willamette Valley Fruit Company	(8,472)	—	—
Purchase of Fresh Frozen Foods	(38,776)	—	—
Proceeds from sale of DSD business	—	1,511	—
Net cash used in investing activities	(57,023)	(4,098)	(9,728)
Cash flows provided by financing activities:
Net borrowings on line of credit	(6,894)	(5,067)	6,087
Proceeds from issuance of common stock under equity award plans	206	181	74
Payments made on capital lease obligations	(486)	(505)	(505)
Proceeds from lender for capital lease financing	—	—	138
Borrowings on term loan	70,047	—	—
Payments made on long term debt	(10,161)	(2,518)	(1,203)
Loan financing fees	(671)	—	—
Excess income tax benefit from stock-based compensation	653	841	151
Payment of payroll taxes on stock-based compensation through shares withheld	(526)	(303)	—
Net cash provided by (used in) financing activities	52,168	(7,371)	4,742
Net increase (decrease) in cash and cash equivalents	491	(245)	(316)
Cash and cash equivalents at beginning of year	419	664	980
Cash and cash equivalents at end of year	$910	$419	$664

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$734	$776	$900
Cash paid during the period for income taxes	$1,307	$3,094	$1,767

Supplemental disclosures of non-cash investing and financing transactions:
Capital lease obligations incurred for the acquisition of property and equipment	$16	$—	$68

The accompanying notes are an integral part of these consolidated financial statements.

INVENTURE FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.                                      Operations and Summary of Significant Accounting Policies

Description of Business

Inventure Foods, Inc., a Delaware corporation (referred to herein as the “Company,” referred to as “we,” “our” or “us”), is a leading marketer and manufacturer of healthy/natural and indulgent specialty snack food brands with more than $215 million in annual net revenues for fiscal year 2013.

We operate in two segments: frozen products and snack products. The frozen products segment produces frozen fruits, vegetables and beverages for sale primarily to groceries, club stores and mass merchandisers.  All products sold under our frozen products segment are considered part of the healthy/natural food category.  The snack products segment produces potato chips, kettle chips, potato crisps, potato skins, pellet snacks, sheeted dough products and extruded products for sale primarily to snack food distributors and retailers.  The products sold under our snack products segment includes products considered part of the indulgent specialty snack food category, as well as products considered part of the healthy/natural food category.

We specialize in two primary product categories: (1) healthy/natural food products (2) indulgent specialty snack products.  We sell our products nationally through a number of channels including: grocery, natural, mass merchandisers, drug, club, value, vending, food service, convenience stores and international.  Our goal is to have a diversified portfolio of brands, products, customers and distribution channels.

In our healthy/natural food category, products include Rader Farms® frozen berries, Boulder Canyon® Natural Foods brand kettle cooked potato chips, Willamette Valley Fruit CompanyTM brand frozen berries, Fresh FrozenTM brand frozen vegetables, Jamba® branded blend-and-serve smoothie kits under license from Jamba Juice Company, Seattle’s Best Coffee® Frozen Coffee Blends branded blend-and-serve frozen coffee beverage under license from Seattle’s Best Coffee, LLC and private label frozen fruit and healthy/natural snacks.

In our indulgent specialty snack food category, products include T.G.I. Friday’s® brand snacks under license from T.G.I. Friday’s Inc. (“T.G.I. Friday’s”), Nathan’s Famous® brand snack products under license from Nathan’s Famous Corporation, Vidalia® brand snack products under license from Vidalia Brands, Inc., Poore Brothers® kettle cooked potato chips, Bob’s Texas Style® kettle cooked chips, and Tato Skins® brand potato snacks.  We also manufacture private label snacks for certain grocery retail chains and co-pack products for other snack and cereal manufacturers.

We operate manufacturing facilities in seven locations.  Our frozen berry products are manufactured in Lynden, Washington and two facilities in Salem, Oregon.  Our frozen berry business grows, processes and markets premium berry blends, raspberries, blueberries and rhubarb and purchases marionberries, cherries, cranberries, strawberries and other fruits from a select network of fruit growers for resale.  The fruit is processed, frozen and packaged for sale and distribution to wholesale customers.  Our frozen vegetable products are manufactured in Jefferson, Georgia and Thomasville, Georgia.  Our frozen beverage products are packaged at our Lynden, Washington facility.  We also use third-party processors for certain frozen products and package certain frozen fruits for other manufacturers.  Our snack products are manufactured at our Phoenix, Arizona and Bluffton, Indiana plants, as well as some third-party plants for certain products.

Acquisitions and Dispositions

We account for acquisitions using the acquisition method of accounting.  The results of operations of our acquired businesses have been included in our consolidated results from their respective dates of acquisition.

On November 8, 2013, we completed our acquisition of Fresh Frozen Foods, LLC (“Fresh Frozen Foods”) for a cash purchase price of $38.4 million plus a working capital adjustment of $0.4 million.  An additional amount of up to $3.0 million is payable to Fresh Frozen Foods as contingent consideration in the form of an earn-out based on 2014 performance (see Note 2).

On May 28, 2013, we completed our acquisition of the berry processing business of Willamette Valley Fruit Company, LLC (“Willamette Valley Fruit Company”) for a cash purchase price of $9.3 million.  An additional amount of up to $3.0 million is payable to Willamette Valley Fruit Company as contingent consideration in the form of an earn-out if certain performance thresholds are met during the seven-year period following the closing of the transaction (see Note 2).

INVENTURE FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

On November 5, 2012, we sold our direct-store-delivery (“DSD”) business for $1.2 million in cash, which included a network of independently operated and owned service routes and limited fixed assets associated with the DSD business.  We received an additional $0.3 million as a purchase price adjustment for inventory on-hand.  We recognized a net gain of $1.1 million in continuing operations, as we will continue to indirectly sell our products through this network at a reduced cost and will no longer sell distributed products.  Our sales of distributed products were $2.6 million in fiscal year 2012.  Our DSD business was part of our indulgent specialty snack segment and included a limited number of snack food products purchased and sold through our DSD network in Arizona.

Principles of Consolidation

The consolidated financial statements include the accounts of Inventure Foods, Inc. and all of its wholly owned subsidiaries.  All significant intercompany amounts and transactions have been eliminated.

Our fiscal year ends on the last Saturday occurring in the month of December of each calendar year.  Accordingly, the fiscal year end dates result in an additional week of results every five or six years.  Fiscal year 2013 commenced December 30, 2012 and ended December 28, 2013, resulting in a 52-week fiscal year.  Fiscal year 2012 commenced January 1, 2012 ended December 29, 2012, resulting in a 52-week fiscal year.  Fiscal year 2011 commenced December 26, 2010 ended December 31, 2011, resulting in a 53-week fiscal year.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period.  We routinely evaluate our estimates, including those related to accruals for customer programs and incentives, product returns, bad debts, income taxes, long-lived assets, inventories, stock-based compensation, interest rate swap valuations, accrued broker commissions and contingencies.  We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances.  Actual results could differ from those estimates.

Fair Value of Financial Instruments

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date.  We classify our investments based upon an established fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value.  The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement).  The three levels of the fair value hierarchy are described as follows:

Level 1	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

Level 2	Quoted prices in markets that are not considered to be active or financial instruments without quoted market prices, but for which all significant inputs are observable, either directly or indirectly.

Level 3	Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.

A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.

INVENTURE FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

At December 28, 2013 and December 29, 2012, the carrying value of cash, accounts receivable, accounts payable and accrued liabilities approximate fair values since they are short term in nature.  The carrying value of the long-term debt approximates fair value based on the borrowing rates currently available to us for long-term borrowings with similar terms. The following table summarized the valuation of our assets and liabilities measured at fair value on a recurring basis (in thousands):

		December 28, 2013			December 29, 2012
Balance Sheet Classification		Interest Rate Swaps	Non-qualified Deferred Compensation Plan Investments	Earn-out Contingent Consideration Obligation	Interest Rate Swaps	Non-qualified Deferred Compensation Plan Investments
Other assets	Level 1	$—	$579	$—	$—	$440
Interest rate swaps	Level 2	$(526)	$—	$—	$(766)	$—
Other liabilities	Level 3	$—	$—	$(5,053)	$—	$—

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

The fair value measurement of the earn-out contingent consideration obligation relates to the acquisition of Willamette Valley Fruit Company in May 2013 and Fresh Frozen Foods in November 2013, and is included in accrued liabilities and other long-term liabilities in the consolidated balance sheets.  The fair value measurement is based upon significant inputs not observable in the market.  Changes in the value of the obligation are recorded as income or expense in our consolidated statements of income.  We estimated the original fair value of the contingent consideration as the present value of the expected contingent payments, determined using the weighted probabilities of the possible payments.  We are required to reassess the fair value of the contingent payments on a contingent basis.  Significant increases (decreases) in any of those probabilities in isolation may result in a higher (lower) fair value measurement.  The significant inputs used in these estimates include numerous possible scenarios for the payments based on the contractual terms of the contingent consideration, for which probabilities are assigned to each scenario, which are then discounted based on an individual risk analysis of the respective liabilities (weighted average discount rate of 5.4% for the outstanding liabilities as of December 28, 2013).  Although we believe our assumptions are reasonable, different assumptions or changes in the future may result in different estimated amounts.  A one percentage point change in the discount rates used would not have significantly impacted the recorded liability as of December 28, 2013.

A summary of the activity of the fair value of the measurements using unobservable inputs (Level 3 Liabilities) for the year ended December 28, 2013, is as follows (in thousands):

Level 3
Balance at December 29, 2012	$—
Earn-out compensation due to Willamette Valley Fruit Company	2,400
Earn-out compensation due to Fresh Frozen Foods	2,653
Balance at December 28, 2013	$5,053

Derivative Financial Instruments

We utilize interest rate swaps in the management of our variable interest rate exposure and do not enter into derivatives for trading purposes.  All derivatives are measured at fair value.  Our interest rate swaps are classified as cash flow hedges.

Treasury Stock

We record repurchases of our Common stock, $.01 par value (“Common Stock”), as treasury stock at cost.  We also record the subsequent retirement of these treasury shares at cost.  The excess of the cost of the shares retired over their par value is allocated between additional paid-in capital and retained earnings.  The amount recorded as a reduction of paid-in capital is based on such excess.

INVENTURE FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Cash and Cash Equivalents

We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Accounts Receivable

Accounts receivable consist primarily of receivables from customers and distributors for products purchased.  Receivables are past due when they are unpaid greater than thirty days.  We determine any required reserves by considering a number of factors, including the length of time the accounts receivable have been outstanding and our loss history.  We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments.

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market.  We identify slow moving or obsolete inventories and estimate appropriate write-down provisions related thereto.  If actual market conditions are less favorable than those projected by management, additional inventory write downs may be required.  In the ordinary course of business, we manage price and supply risk of commodities by entering into various short-term purchase arrangements with our vendors.

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

Management believes that each of our trademarks has the continued ability to generate cash flows indefinitely.  Therefore, each of our trademarks has been determined to have an indefinite life.  Management’s determination that our trademarks have indefinite lives includes an evaluation of historical cash flows and projected cash flows for each of these trademarks.  In addition, there are no legal, regulatory, contractual, economic or other factors to limit the useful life of these trademarks.  Management intends to renew each of these trademarks, which can be accomplished at little cost.

See Note 3 “Goodwill, Trademarks and Other Intangible Assets” for additional information.

INVENTURE FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Self-Insurance Reserves

We are partially self-insured for the purposes of providing health care benefits to employees covered by our insurance plan.  The plan covers all full-time employees of the Company on the first day of the month after each such employee’s hiring date for salaried employees, and the first day of the month following the ninetieth day of service for hourly employees.  The plan covers the employees’ dependents, if elected by each such employee.  We have contracted with an insurance carrier for stop loss coverage that commences when $100,000 in claims is paid annually for a covered participant.  In addition, we have contracted for aggregate stop loss insurance, which provides coverage after the maximum amount paid by us exceeds approximately $1.5 million.  Estimated unpaid claims included in accrued liabilities are $0.3 million and $0.4 million at December 28, 2013 and December 29, 2012, respectively.  These amounts represent management’s best estimate of amounts that have not been paid prior to the year-end dates.  It is reasonably possible that the actual expense we will ultimately incur could differ from such estimates.

Revenue Recognition

In accordance with GAAP, we recognize operating revenues upon shipment of products to customers, provided title and risk of loss pass to our customers.  In those instances where title and risk of loss does not pass until delivery, revenue recognition is deferred until delivery has occurred.  In our snack products segment, revenue for products sold through our local distribution network prior to our sale of the DSD business in November 2012 was recognized when the product was received by the retailer.

Provisions and allowances for sales returns, promotional allowances, coupon redemption and discounts are also recorded as a reduction of revenues in our consolidated financial statements.  These allowances are estimated based on a percentage of sales returns using historical and current market information.  We record certain reductions to revenue for promotional allowances.  There are several types of promotional allowances, such as off-invoice allowances, rebates and shelf space allowances.  An off-invoice allowance is a reduction of the sales price that is directly deducted from the invoice amount.  We record the amount of the deduction as a reduction to revenue when the transaction occurs.  We record certain allowances for coupon redemptions, scan-back promotions and other promotional activities as a reduction to revenue.  Anytime we offer consideration (cash or credit) as a trade advertising or promotional allowance to a purchaser of products at any point along the distribution chain, the amount is accrued and recorded as a reduction in revenue.  Costs associated with obtaining shelf space (i.e., “slotting fees”) are accounted for as a reduction of revenue in the period in which we incur such costs.  The accrued liabilities for these allowances are monitored throughout the time period covered by the coupon or promotion.

Selling and Administrative Expenses

Selling and administrative expenses include salaries and wages, bonuses and incentives, stock-based compensation expenses, employee related expenses, facility-related expenses, marketing and advertising expenses, depreciation of property and equipment, professional fees, amortization of intangible assets, provisions for losses on accounts receivable and other operating expenses.

We recorded $0.9 million, $0.9 million and $1.0 million in fiscal years 2013, 2012 and 2011, respectively, for advertising costs, which are included in selling, general and administrative expenses on the Consolidated Statements of Operations contained herein.  These costs include various sponsorships, coupon administration and consumer advertising programs that we enter into throughout the year and are expensed as incurred.  Our marketing programs also include selective event sponsorship designed to increase brand awareness and to provide opportunities to mass sample branded products.

Also included in selling, general and administrative expense are costs and fees relating to the execution of in-store product demonstrations with club stores or grocery retailers, which were $2.2 million, $1.9 million and $3.6 million for the years ended December 28, 2013, December 29, 2012 and December 31, 2011, respectively.  The cost of product used in the demonstrations, which is insignificant, and the fee we pay to the independent third-party providers who conduct the in-store demonstrations, are recorded as an expense when the event occurs.  Product demonstrations are conducted by independent third-party providers designated by the various retailer or club chains.  During the in-store demonstrations, the consumers in the stores receive small samples of our products.  The consumers are not required to purchase our product in order to receive the sample.

INVENTURE FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

The Company uses a two-step approach to recognize and measure uncertain tax positions.  The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolutions of related appeals or litigation processes, if any.  The second step is to measure the tax benefit as the largest amount that is more likely than not of being realized upon ultimate settlement.  The Company believes that its income tax filing positions and deductions would be sustained upon examination; thus, the Company has not recorded any uncertain tax positions as of December 28, 2013.

It is our policy to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense.  We do not have any accrued interest or penalties associated with unrecognized tax benefits for the years ended December 28, 2013 and December 29, 2012.

We file income tax returns in the U.S. federal jurisdiction and various state jurisdictions.  The material jurisdictions that are subject to examination by tax authorities include the U.S. federal, Arizona, California and Indiana.  Our U.S. federal income tax returns for years 2010 through 2012 remain open to examination by the Internal Revenue Service.  Our state tax returns for years 2009 through 2012 remain open to examination by the state jurisdictions.

Stock Options and Stock-Based Compensation

Stock options and other stock-based compensation awards expense are adjusted for estimated forfeitures and are recognized on a straight-line basis over the requisite period of the award, which is currently one to five years for stock options and one to three years for restricted stock.  We estimate future forfeiture rates based on our historical experience.

Compensation costs related to all stock-based payment arrangements, including employee stock options, are recognized in the financial statements based on the fair value method of accounting.  Excess tax benefits related to stock-based payment arrangements are classified as cash inflows from financing activities and cash outflows from operating activities.  See Note 9 “Stockholders’ Equity” for additional information.

Earnings Per Common Share

Basic earnings per common share is computed by dividing net income by the weighted average number of shares of Common Stock outstanding during the period.  Diluted earnings per share is calculated by including all dilutive common shares such as stock options and restricted stock.  For the years ended December 28, 2013, December 29, 2012 and December 31, 2011 options to purchase 291,571, 281,017 and 215,500 shares of our common stock, respectively, were excluded from the calculation of diluted earnings per share because their effects were antidilutive.  These exclusions were made because the options’ exercise prices were greater than the average market price of our Common Stock for those periods.  Exercises of outstanding stock options or warrants are assumed to occur for purposes of calculating diluted earnings per share for periods in which their effect would not be anti-dilutive.

INVENTURE FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Earnings per common share was computed as follows for the years ended December 28, 2013, December 29, 2012 and December 31, 2011 (in thousands, except per share data):

	December 28, 2013	December 29, 2012	December 31, 2011
Basic Earnings Per Share:
Net income	$6,618	$7,449	$2,817
Weighted average number of common shares	19,360	18,821	18,110
Earnings per common share	$0.34	$0.40	$0.16

Diluted Earnings Per Share:
Net income	$6,618	$7,449	$2,817
Weighted average number of common shares	19,360	18,821	18,110
Incremental shares from assumed conversions of stock options and non-vested shares of restricted stock	429	753	1,089
Adjusted weighted average number of common shares	19,789	19,574	19,199
Earnings per common share	$0.33	$0.38	$0.15

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

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued an amendment to the existing guidance on the presentation of comprehensive income.  Under the amended guidance, an entity is required to present the effect of reclassification adjustments out of accumulated other comprehensive income in both net income and other comprehensive income in the financial statements.  In February 2013, the FASB issued an amendment to this provision, which is effective on a prospective basis for fiscal years, and interim periods within those years, beginning after December 15, 2013.  We intend to adopt this guidance at the beginning of our first quarter of fiscal year 2014, and do not anticipate any material impact on our consolidated financial statements and related disclosures.

In July 2013, the FASB issued accounting guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss or a tax credit carryforward exists.  The guidance is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013, with an option for early adoption.  We intend to adopt this guidance at the beginning of our first quarter of fiscal year 2014, and do not anticipate any material impact on our consolidated financial statements and related disclosures.

2.                                      Acquisitions

Fresh Frozen Foods

On November 8, 2013, we acquired substantially all of the assets, properties and rights of Fresh Frozen Foods, a branded frozen vegetable processor.  As consideration for the acquisition, we assumed certain liabilities and obligations of Fresh Frozen Foods and paid an aggregate purchase price of $38.4 in cash plus a working capital adjustment of $0.4 million.  A portion of the purchase price was used to settle Fresh Frozen Foods’ existing debt as of the closing of the transaction.  A portion of the purchase price is being held in escrow to secure post-closing purchase price adjustments and indemnity claims.  An additional amount of up to $3.0 million is payable to Fresh Frozen Foods as contingent consideration in the form of an earn-out based on 2014 performance.  Such contingent payment, if any, will be paid during the first quarter of 2015. Acquisition costs of $1.1 million were incurred during the year ended December 28, 2013 and are included within selling, general and administrative expenses.  The amount of net revenues attributable to Fresh Frozen Foods included in the consolidated statements of operations since the acquisition date were $8.9 million in fiscal 2013.  We do not allocate certain selling, general and administrative expenses and therefore, it is impracticable for us to separately identify earnings of the acquired entity since acquisition.

INVENTURE FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table summarizes the purchase price and estimated fair value of assets acquired and liabilities assumed at the date of acquisition (in thousands):

Purchase price paid as:
Cash		$38,375
Net working capital adjustment		401
Contingent consideration		2,653
Total purchase price		41,429

Fair value of net assets acquired:
Current assets	$10,774
Property and equipment	8,424
Deferred tax assets	235
Identifiable intangible assets:
Trade name	9,475
Customer relationships	10,487
Current liabilities	(6,252)
Long-term capital lease obligation	(15)
Total fair value of net assets acquired		33,128

Excess purchase price over fair value of net assets acquired (goodwill)		$8,301

The above allocation will remain preliminary until the Company has all of the information necessary to finalize the allocation of the purchase price.

Under the acquisition method of accounting, the purchase price as shown in the table above is allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values.  The excess purchase price over fair value of net assets acquired was recorded as goodwill.  The goodwill recorded as a result of the acquisition of Fresh Frozen Foods is expected to be deductible for tax purposes.

Identified intangible assets of $ $20.0 million consist of customer relationships and trade name.  The customer relationships are amortized using the straight-line method over the estimated useful life of twelve years.  We believe the acquired trade name has the continued ability to generate cash flows indefinitely, and therefore the trade name has been determined to have an indefinite life.

Goodwill of $8.3 million represents the excess of the purchase price over the estimated fair value assigned to tangible and identifiable intangible assets acquired and liabilities assumed from Fresh Frozen Foods. In accordance with current accounting standards, the goodwill is not amortized and will be tested for impairment annually in the fourth quarter of our fiscal year.

See Note 3 “Goodwill, Trademarks and Other Intangible Assets” for additional information.

Willamette Valley Fruit Company

On May 28, 2013, we enhanced our berry purchase and freezing capabilities by acquiring the berry processing business of Willamette Valley Fruit Company, LLC, one of the Pacific Northwest’s leading processors of high-quality berry products, for a cash purchase price of $9.3 million.  An additional amount of up to $3.0 million is payable to Willamette Valley Fruit Company as contingent consideration if certain performance thresholds are met during the seven-year period following the closing of the transaction.  Acquisition costs of $0.3 million were incurred during the year ended December 28, 2013 and are included within selling, general and administrative expenses.  Under the terms of the purchase agreement, we acquired substantially all of the berry processing equipment assets, including a new Individually Quick Frozen (“IQF”) tunnel, and other intellectual property and inventory rights.  We also entered into leases of the land and buildings containing the purchased assets in connection with the transaction.  The amount of net revenues attributable to Willamette Valley Fruit Company included in the consolidated statements of operations since the acquisition date were $14.1 million in fiscal 2013.  We do not allocate certain selling, general and administrative expenses and therefore, it is impracticable for us to separately identify earnings of the acquired entity since acquisition.

INVENTURE FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table summarizes the purchase price and the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition and provides certain supplemental cash flow information (in thousands):

Purchase price paid as:
Cash and borrowings on revolving line of credit		$8,472
Holdback consideration		800
Contingent consideration		2,400
Total purchase price		11,672
Fair value of net assets acquired:
Inventory	$1,272
Property and equipment	3,335
Identifiable intangible assets	3,940
Current liabilities	(22)
Total fair value of net assets acquired		8,525
Excess purchase price over fair value of net assets acquired (goodwill)		$3,147

Under the acquisition method of accounting, the purchase price as shown in the table above is allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values.  The excess purchase price over fair value of net assets acquired was recorded as goodwill.  The goodwill recorded as a result of the acquisition of Willamette Valley Fruit Company is expected to be deductible for tax purposes.  The estimated values of current liabilities were based upon their historical costs on the date of acquisition due to their short-term nature.

Identified intangible assets of $3.9 million consist of customer relationships and trade name.  The customer relationships are amortized using the straight-line method over the estimated useful life of ten years.  We believe the acquired trade name has the continued ability to generate cash flows indefinitely, and therefore the trade name has been determined to have an indefinite life.

Goodwill of $3.1 represents the excess of the purchase price over the estimated fair value assigned to tangible and identifiable intangible assets acquired and liabilities assumed from Willamette Valley Fruit Company. In accordance with current accounting standards, the goodwill is not amortized and will be tested for impairment annually in the fourth quarter of our fiscal year.

See Note 3 “Goodwill, Trademarks and Other Intangible Assets” for additional information.

Consolidated Pro Forma Financial Information

The following unaudited pro forma consolidated results of operations (in thousands, except per share data) assumes the Willamette Valley Fruit Company and Fresh Frozen Foods acquisitions occurred as of the beginning of the earliest period presented.  The unaudited pro forma results include estimates and assumptions regarding increased amortization of intangible assets related to the acquisitions, increased interest expense related to debt acquired in order to fund the acquisitions and the related tax effects.  The pro forma results are not necessarily indicative of the actual results that would have occurred had the acquisition been completed as of the beginning of each of the periods presented, nor are they necessarily indicative of future consolidated results.

		Year ended
		December 28, 2013	December 29, 2012
Net revenues	As reported	$215,580	$185,179
	pro forma	$271,597	$257,790

Net income	As reported	$6,618	$7,449
	pro forma	$8,571	$9,542

Diluted earnings per share	As reported	$0.33	$0.38
	pro forma	$0.43	$0.49

INVENTURE FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

3.                                      Goodwill, Trademarks, and Other Intangible Assets

Goodwill, trademarks and other intangibles, net, consisted of the following as of December 28, 2013 and December 29, 2012 (in thousands):

	Estimated Useful Life	December 28, 2013	December 29, 2012
Goodwill:
Inventure Foods		$5,986	$5,986
Rader Farms		5,630	5,630
Willamette Valley Fruit Company		3,147	—
Fresh Frozen Foods		8,301	—
Total goodwill		$23,064	$11,616

Trademarks:
Inventure Foods		$896	$896
Rader Farms		1,070	1,070
Willamette Valley Fruit Company		740	—
Fresh Frozen Foods		9,475	—

Other intangibles:
Rader Farms - Customer relationship, gross carrying amount	10 years	100	100
Rader Farms - Customer relationship, accum. amortization		(66)	(56)
Willamette Valley Fruit Company - Customer relationship, gross carrying amount	10 years	3,200	—
Willamette Valley Fruit Company - Customer relationship, accum. amortization		(160)	—
Fresh Frozen Foods - Customer relationship, gross carrying amount	12 years	10,487	—
Fresh Frozen Foods - Customer relationship, accum. amortization		(118)	—
Total trademarks and other intangibles, net		$25,624	$2,010

The trademarks are deemed to have an indefinite useful life because they are expected to generate cash flows indefinitely.  Amortization expense was $288,000, $23,000 and $42,000 for the years ending December 28, 2013, December 29, 2012 and December 31, 2011, respectively.  As of December 28, 2013, we expect amortization expense on these intangible assets over the next five years to be as follows (in thousands):

Years Ending,	Amortization Expense
2014	$1,204
2015	1,204
2016	1,204
2017	1,198
2018	1,194
Thereafter	7,439
Total	$13,443

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

INVENTURE FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

4.                                      Accrued Liabilities

Accrued liabilities consisted of the following as of December 28, 2013 and December 29, 2012 (in thousands):

	December 28, 2013	December 29, 2012
Accrued payroll and payroll taxes	$1,070	$2,444
Accrued royalties and commissions	1,078	868
Accrued advertising and promotion	1,610	1,767
Accrued berry purchase payments	2,971	1,123
Accrued other	3,392	2,213
	$10,121	$8,415

5.                                      Inventories

Inventories consisted of the following as of December 28, 2013 and December 29, 2012 (in thousands):

	December 28, 2013	December 29, 2012
Finished goods	$18,392	$9,469
Raw materials	24,694	17,602
	$43,086	$27,071

6.                                      Property and Equipment

Property and equipment consisted of the following as of December 28, 2013 and December 29, 2012 (in thousands):

	Useful Lives	December 28, 2013	December 29, 2012
Buildings and improvements	20 – 30 years	$20,869	$13,415
Equipment	7 – 15 years	55,838	43,800
Land	—	777	347
Vehicles	4 – 5 years	383	50
Furniture and office equipment	2 – 5 years	6,153	4,962
		84,020	62,574
Less accumulated depreciation and amortization		(33,880)	(28,523)
		$50,140	$34,051

The total cost of equipment and furniture and office equipment included in the table above held under capital lease obligations was $2.0 million, $2.6 million and $3.7 million as of December 28, 2013, December 29, 2012 and December 31, 2011, respectively.  Depreciation expense, including amortization of property under capital leases, for fiscal years 2013, 2012 and 2011 was $5.4 million, $4.7 million and $4.6 million, respectively.

7.                                      Long-Term Debt and Line of Credit

Long-term debt consisted of the following as of December 28, 2013 and December 29, 2012 (in thousands):

	December 28, 2013	December 29, 2012
Senior secured term loan due quarterly through November 2018	60,000	—
Bluffton, IN mortgage loan due monthly through December 2016	1,916	2,000
Equipment term loan B due monthly through September, 2020	1,481	—
Lynden, WA equipment term loan due monthly through May 2014	—	1,286
Lynden, WA real estate term loan due monthly through July 2017	2,805	3,028
Capital lease obligations, primarily due September 2017	1,773	2,229
	67,975	8,543
Less current portion of long-term debt	(6,110)	(1,646)
Long-term debt, less current portion	$61,865	$6,897

INVENTURE FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Annual maturities of long-term debt as of December 28, 2013 are as follows (in thousands):

Year	Capital Lease Obligations	Debt
2014	$562	$5,634
2015	537	5,664
2016	537	8,220
2017	398	8,254
2018	1	38,030
Thereafter	—	400
Subtotal	2,035	66,202
Less: Amount representing interest	(262)	—
Total	$1,773	$66,202

To fund the acquisition of Fresh Frozen Foods, we entered into a $60.0 million senior secured term loan and a new $30.0 million senior secured revolving line of credit with a syndicate of lenders led by U.S. Bank National Association (“U.S. Bank”), pursuant to a Credit Agreement, a Security Agreement and certain other customary ancillary agreements (the “Senior Credit Facility”).  To facilitate the Senior Credit Facility, the Company and its wholly owned subsidiaries entered into a Letter Amendment Agreement, dated as of November 8, 2013, with U.S. Bank National Association (the “Letter Amendment”).  The Letter Amendment reconciled the terms of Senior Credit Facility with the terms of the Loan and Security Agreement and that certain Loan Agreement (Term Loan), dated as of November 30, 2006, by and between the Company’s wholly owned subsidiary, La Cometa Properties, Inc., and U.S. Bank.

The borrowing capacity available to us under the Senior Credit Facility consists of notes representing:

•                  A revolving line of credit up to $30.0 million maturing on November 8, 2018.  Based on the maximum permitted leverage ratio as of December 28, 2013, the Company’s debt balance that could have been outstanding under our line of credit was reduced from the maximum borrowing capacity of $30.0 million to $8.4 million, of which $3.2 million was outstanding at December 28, 2013.  All borrowings under the revolving line of credit bear interest at either (i) the prime rate of interest announced by U.S. Bank from time to time or (ii) LIBOR, plus the LIBOR Rate Margin (as defined in the revolving credit facility note as adjusted.)

•                  An equipment term loan B due September 2020 with interest at 3.12%.  On August 14, 2013, we entered into an equipment term loan B to finance equipment located at Willamette Valley Fruit Company.

The Senior Credit Facility maintained the terms and borrowing capacity of the prior agreement with respect to the following:

•                  Bluffton, Indiana mortgage loan due December 2016; interest rate at 30 day LIBOR plus 165 basis points, fixed through a swap agreement to 6.85%; collateralized by land and building in Bluffton, Indiana.

•                  Lynden, Washington real estate term loan due July 2017; interest at LIBOR plus 165 basis points; fixed through a swap agreement to 4.28%; secured by a leasehold interest in the real property in Lynden, Washington.

As is customary in such financings, U.S. Bank, on behalf of the syndicate of lenders, may terminate the syndicate’s commitments, accelerate the repayment of amounts outstanding and exercise other remedies upon the occurrence of an event of default (as defined in the Senior Credit Facility), subject, in certain instances, to the expiration of an applicable cure period.  The Senior Credit Facility requires us to maintain compliance with certain financial covenants, including a minimum fixed charge coverage ratio and a leverage ratio.  At December 28, 2013, we were in compliance with all of the financial covenants.

INVENTURE FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Net interest expense consisted of the following for the fiscal years ended December 28, 2013, December 29, 2012 and December 31, 2011 (in thousands):

	December 28, 2013	December 29, 2012	December 31, 2011
Interest expense	$(872)	$(764)	$(885)
Interest income	0	0	0
Interest expense, net	$(872)	$(764)	$(885)

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

We entered into an interest rate swap in 2006 to convert the interest rate of the mortgage to purchase the Bluffton, Indiana plant from the contractual rate of 30 day LIBOR plus 165 basis points to a fixed rate of 6.85%.  The swap has a fixed pay-rate of 6.85% and a notional value of approximately $1.9 million and $2.0 million at December 28, 2013 and December 29, 2012, respectively, and expires in December 2016.  We evaluate the effectiveness of the hedge on a quarterly basis and, at December 28, 2013, the hedge is highly effective.  The interest rate swap had a fair value of $239,841 and $343,710 at December 28, 2013 and December 29, 2012, respectively, which were recorded as a liability on the accompanying Consolidated Balance Sheets.  The swap value was determined in accordance with the fair value measurement guidance discussed earlier using Level 2 observable inputs and approximates the loss that would have been realized if the contract had been settled at the end of the fiscal period.

We entered into another interest rate swap in January 2008 to effectively convert the interest rate on the real estate term loan to a fixed rate of 4.28%.  The interest rate swap is structured with decreasing notional values to match the expected pay down of the debt.  The notional value of the swap was $2.8 million and $3.0 million at December 28, 2013 and December 29, 2012, respectively.  The interest rate swap is accounted for as a cash flow hedge derivative and expires in July 2017.  We evaluate the effectiveness of the hedge on a quarterly basis and, at December 28, 2013, the hedge is highly effective.  The interest rate swap had fair value of $286,228 and $422,508 at December 28, 2013 and December 29, 2012, respectively, which were recorded as a liability on the accompanying Consolidated Balance Sheet.  This value was determined in accordance with the fair value measurement guidance discussed earlier using Level 2 observable inputs and approximates the loss that would have been realized if the contract had been settled at the end of the fiscal period.

8.                                      Commitments and Contingencies

Our future contractual obligations consist principally of long-term debt, operating leases, minimum commitments regarding third-party warehouse operations services, forward purchase agreements and remaining minimum royalty payments due licensors pursuant to brand licensing agreements.

Leases

During the years ended December 28, 2013, December 29, 2012 and December 31, 2011, the rental expense from operating leases was $1.8 million, $1.6 million and $1.7 million, respectively.  As of December 28, 2013, minimum rental commitments under non-cancellable operating leases were (in thousands):

Year	Operating Lease Obligations
2014	$1,527
2015	1,472
2016	1,415
2017	1,114
2018	831
Thereafter	6,631
Total	$12,990

INVENTURE FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Purchase agreements

In order to mitigate the risks of volatility in commodity markets to which we are exposed, we have entered into forward purchase agreements with certain suppliers based on market prices, forward price projections and expected usage levels.  Our purchase commitments for certain ingredients, packaging materials and energy are generally less than 12 months.

Licensing

We produce T.G.I. Friday’s® brand snacks, Tato Skins® brand potato crisps and Boulder Canyon® Natural Foods Rice and Bean snacks utilizing a sheeting and frying process that includes technology that we license from a third party.  Pursuant to the license agreement between us and the third party, we have a royalty-bearing, exclusive right license to use the technology in the United States, Canada, and Mexico until such time the parties mutually agree to terminate the agreement.  Even though the patents for this technology expired in December 2006, in consideration for the use of this technology, we are required to make royalty payments on sales of products manufactured utilizing the technology until such termination date.  However, should products substantially similar to Tato Skins®, O’Boisies® and Pizzarias® become available for any reason in the marketplace by any manufacturer other than us which results in a sales decline of 10% or more, any royalty obligation for the respective products shall cease.

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

We license the Vidalia® brand trademark from Vidalia Brands, Inc. under a license agreement with a term expiring January 2019.  Pursuant to the license agreement, we are required to make royalty payments on sales of Vidalia® brand products during the contract term.

We license the Seattle’s Best Coffee® brand trademark from Seattle’s Best Coffee LLC under a license agreement with a term expiring November 2017, which automatically extends for a five-year period upon meeting certain minimum sales targets.  Pursuant to the license agreement, we are required to make royalty payments on sales of Seattle’s Best Coffee® brand products during the contract term.

Legal Proceedings

We are periodically a party to various lawsuits arising in the ordinary course of business.  Management believes, based on discussions with legal counsel, that the resolution of any such lawsuits, individually and in the aggregate, will not have a material adverse effect on our financial position or results of operations.  See Note 12, “Litigation.”

9.                                      Stockholders’ Equity

Restricted Stock Awards

We have issued shares of restricted Common Stock as incentives to certain officers and members of our board of directors (the “Board”).  Restricted stock awards granted to officers contain performance restrictions that are required to be achieved over a three year measurement period in order for the shares to be awarded.  The number of performance-based restricted stock awards ultimately awarded varies based on whether we achieve certain financial results.  Restricted stock awards granted to members of the Board are granted with a one-year service period.  We record compensation expense each period based on the market price of our Common Stock at the time of grant and our estimate of the most probable number of

INVENTURE FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

awards issued under grants of performance-based restricted stock awards.  The related stock-based compensation expense is included in selling, general and administrative expenses.  Additionally, the compensation expense is adjusted for our estimate of forfeitures.  Recipients of restricted Common Stock are entitled to receive any dividends declared on our Common Stock and have voting rights, regardless of whether such shares have vested.

The following table summarizes our restricted stock award activity during the year ended December 28, 2013:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested as of December 29, 2012	519,437	$4.64
Granted	108,750	7.34
Vested, including shares withheld to cover taxes	(166,443)	4.55
Forfeited	(147,394)	4.23
Nonvested as of December 28, 2013	314,350	$5.82

During the years ended December 28, 2013, December 29, 2012 and December 31, 2011, the total stock-based compensation expense from restricted stock recognized in the financial statements was $0.3 million, $0.5 million and $0.6 million, respectively.  There were no stock-based compensation costs which were capitalized.  As of December 28, 2013, total unrecognized costs related to non-vested restricted stock awards granted is $0.4 million, which is expected to be recognized over the next 0.85 years on a weighted-average basis.

Preferred Stock

We have authorized 50,000 shares preferred stock, $100 par value (“Preferred Stock”), none of which are outstanding.  We may issue such shares of Preferred Stock in the future without stockholder approval.

Stock Options

The Company’s Amended and Restated 2005 Equity Incentive Plan (the “2005 Plan”) was approved at our 2005 Annual Meeting of Stockholders, and we initially reserved for issuance 410,518 shares of Common Stock.   The number of shares of Common Stock reserved for issuance has been increased since 2005 to a total of 2,710,518 as of the date of this filing, pursuant to a series of amendments to the 2005 Plan approved by our stockholders.  If any shares of Common Stock subject to awards granted under the 2005 Plan are canceled, those shares will be available for future awards under the 2005 Plan.  The 2005 Plan expires in May 2015, and awards granted under the 2005 Plan may include nonqualified stock options, incentive stock options, restricted stock, restricted stock units, stock appreciation rights, performance units and stock-reference awards.  Prior to May 2008, all stock option grants had a five-year term.  The fair value of these stock option grants is amortized to expense over the service period, generally five years for employees and one year for members of the Board.  In May 2008, our Board approved a 10-year term for all future stock option grants, with service periods of five years for employees and one year for members of the Board.

As of December 28, 2013, there were 357,586 shares of Common Stock available for Awards under the 2005 Plan, plus 743,316 shares of Common Stock available for any Awards under the 2005 Plan other than Incentive Stock Options.

The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the years ended:

	2013	2012	2011
Expected dividend yield (%)	0	0	0
Expected volatility (%)	53-55	56-58	58
Risk-free interest rate (%)	1.9- 2.9	1.7 - 3.5	3.2 - 3.5
Expected life (years)	5.5-6.5	5.5-6.5	6.5

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

INVENTURE FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table summarizes our stock option activity during the year ended December 28, 2013:

	Options Outstanding	Weighted Average Exercise Price
Balance, December 29, 2012	1,222,727	$3.26
Granted	227,500	7.25
Forfeited or expired	(7,400)	7.11
Exercised	(508,527)	2.57
Balance, December 28, 2013	934,300	$4.58

The total stock-based compensation expense from stock options recognized in the financial statements was $0.6 million, $0.7 million and $0.4 million for the years ended December 28, 2013, December 29, 2012 and December 31, 2011, respectively, which reduced income from operations accordingly.  There were no stock-based compensation costs that were capitalized.  As of December 28, 2013 the total unrecognized costs related to non-vested stock options granted were $1.3 million.  We expect to recognize such costs in the financial statements over a weighted average period of 2.9 years.  This expected compensation expense does not reflect any new awards, or modifications to existing awards, that could occur in the future.  We issue new shares upon the exercise of stock options, as opposed to reissuing treasury shares.

The following table summarizes information about stock options outstanding and exercisable at December 28, 2013:

Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$ 1.70 - $2.40	264,400	4.9	$2.00	232,400	$1.95
$ 3.20 - $4.16	278,500	6.9	$3.80	124,200	$3.75
$ 4.28 - $7.21	383,900	8.9	$6.83	42,300	$6.42
$ 7.61 - $9.68	7,500	9.5	$8.30	—	$—
	934,300	7.2	$4.58	398,900	$2.98

The weighted average grant-date fair value of options granted during the years ended December 28, 2013, December 29, 2012 and December 31, 2011 were $3.90, $3.57 and $2.44, respectively.

The intrinsic value related to total stock options outstanding was $8.3 million as of December 28, 2013 and $3.8 million as of December 29, 2012.  The intrinsic value related to vested stock options outstanding was $4.2 million as of December 28, 2013 and $2.6 million as of December 29, 2012.  The aggregate intrinsic value is based on the exercise price and our closing stock price of $13.47 as of December 28, 2013 and $6.31 as of December 29, 2012.

Treasury Stock

Our Board of Directors approved a stock repurchase program that was publicly announced on Form 8-K filed with the SEC on June 21, 2011 whereby up to $3.0 million of common stock could be purchased from time to time at the discretion of management (the “2011 program”).  The 2011 program expired on June 20, 2012.  No shares were repurchased under the 2011 program.

INVENTURE FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

10.  Income Taxes

The provision for income taxes consisted of the following for the years ended December 28, 2013, December 29, 2012 and December 31, 2011 (in thousands):

	2013	2012	2011
Current:
Federal	$2,471	$3,728	$1,218
State	262	380	146
	2,733	4,108	1,364
Deferred:
Federal	547	108	126
State	80	16	18
	627	124	144
Income tax expense	$3,360	$4,232	$1,508

The income tax effects of temporary differences between financial and income tax reporting that give rise to the deferred income tax asset and liability are as follows as of December 28, 2013 and December 29, 2012 (in thousands):

	2013	2012
Deferred Tax Asset
Accounts receivable	$81	$86
Inventories	82	150
Accrued liabilities	341	324
Stock-based compensation	252	469
Deferred rent	126	187
Interest rate swap	193	299
	1,075	1,515
Deferred Tax Liability
Depreciation and amortization	(4,508)	(4,453)

Net deferred tax liability	$(3,433)	$(2,938)

Net deferred tax asset — current	755	1,030
Net deferred tax liability — noncurrent	(4,188)	(3,968)
Net deferred tax liability	$(3,433)	$(2,938)

The following table provides a reconciliation between the amount determined by applying the statutory federal income tax rate to our income tax provision for fiscal years ended December 28, 2013, December 29, 2012 and December 31, 2011 (in thousands):

	2013	2012	2011
Expected expense at statutory rate of 34%	$3,393	$3,971	$1,470
Change resulting from:
State tax provision, net	249	365	167
Federal and state credits	(92)	(152)	(153)
Domestic Production benefits	(253)	(334)	(137)
Nondeductible expenses and other	63	382	161
Income tax expense	$3,360	$4,232	$1,508
Effective tax rate	33.7%	36.2%	34.9%

11.                               Business Segments and Significant Customers

For the years ended December 28, 2013, December 29, 2012 and December 31, 2011, Costco was the only customer accounting for more than 10% of our total net revenue.  Costco accounted for $74.5 million, or 35% of our total net revenue; $64.6 million, or 35% of our total net revenue; and $49.3 million, or 30% or our total net revenue; for fiscal years 2013, 2012 and 2011, respectively.

INVENTURE FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Our operations consist of two reportable segments: frozen products and snack products.  The frozen products segment produces frozen fruits, vegetables and beverages for sale primarily to groceries, club stores and mass merchandisers.  The snack products segment produces potato chips, kettle chips, potato crisps, potato skins, pellet snacks, sheeted dough products and extruded products for sale primarily to snack food distributors and retailers.  Our reportable segments offer different products and services.  The majority of our revenues are attributable to external customers in the United States.  We also sell to external customers internationally; however, the revenues attributable to such customers are immaterial.  All of our assets are located in the United States.

The accounting policies of our reportable segments are the same as those described in “Note 1.  Summary of Significant Accounting Policies.”  We do not allocate assets, selling, general and administrative expenses, income taxes or other income and expense to our reportable segments. The following tables present information about our reportable segments for the quarters and year ended December 28, 2013, December 29, 2012 and December 31, 2011 (in thousands):

	Frozen Products	Snack Products	Consolidated
2013
Net revenues from external customers	$117,124	$98,456	$215,580
Depreciation and amortization included in segment gross profit	1,265	2,172	3,437
Segment gross profit	22,745	16,141	38,886
Goodwill	17,078	5,986	23,064

2012
Net revenues from external customers	$90,823	$94,356	$185,179
Depreciation and amortization included in segment gross profit	932	1,997	2,929
Segment gross profit	17,505	19,387	36,892
Goodwill	5,630	5,986	11,616

2011
Net revenues from external customers	$67,178	$95,054	$162,232
Depreciation and amortization included in segment gross profit	837	1,897	2,734
Segment gross profit	11,962	18,172	30,134
Goodwill	5,630	5,986	11,616

The following table reconciles our reportable segment gross profit to our consolidated income before income tax provision for the years ended December 28, 2013, December 29, 2012 and December 31, 2011 (in thousands):

	December 28, 2013	December 29, 2012	December 31, 2011
Segment gross profit	$38,886	$36,892	$30,134
Unallocated amounts:
Operating expenses	28,036	25,548	24,924
Gain on sale of DSD business	—	(1,101)	—
Interest expense, net	872	764	885
Income before income tax provision	$9,978	$11,681	$4,325

12.                               Litigation

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

INVENTURE FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

In March 2012, we learned that Jamba Juice was named as a defendant in a putative class action filed in the Federal Court for the North District of California and captioned Anderson v. Jamba Juice Company (the “Anderson Matter”).  The plaintiff purports to represent a class of individuals who purchased make-at-home smoothie kits from Jamba Juice, and alleges that such smoothie kits contain unnaturally processed, synthetic and/or non-natural ingredients and that use of the words “All Natural” on the labels of these smoothie kits is unfair and fraudulent and violates various false advertising and unfair competition laws.  The Anderson Matter is one of several “all natural” lawsuits recently brought against various food manufacturers and distributors in California.  In an amended complaint, the plaintiff also alleged violations of the federal Magnuson-Moss Warranty Act, but the court dismissed those claims in August 2012.  In a second amended complaint filed in September 2012, we were added as a defendant.  Pursuant to the parties’ stipulation, on September 3, 2013 the court dismissed the Anderson Matter.

On June 28, 2013 a class action complaint against Jamba Juice and the Company, captioned Lilly v. Jamba Juice Company et al (the “Lilly Matter”), was filed in the Federal Court for the Northern District of California and makes nearly identical allegations as those made in the Anderson Matter, except that the complaint also alleges that the smoothie kits contain two additional allegedly non-natural ingredients.  The plaintiffs in this new action are represented by the same counsel that represented the plaintiff in the Anderson Matter. While we currently believe the “all natural” statement on the smoothie kits are not misleading and in full compliance with FDA guidelines, we are investigating the claims asserted in the Lilly Matter, and intend to vigorously defend against them.  On September 17, 2013, we filed a motion to dismiss, seeking to dismiss plaintiffs’ claims as to gelatin and the Orange Dream Machine smoothie kit.  Our motion was denied in November 2013.  On February 4, 2014, the plaintiffs filed a motion to certify a class of all persons in California who bought certain smoothie kits from Jamba Juice.  The parties have agreed to attempt to resolve this action, and have set a March 31, 2014 mediation date.

On February 13, 2014, plaintiff Vanessa Montantes filed two putative class lawsuits against the Company in federal and state court located in the Los Angeles, California.  In the lawsuits, plaintiff alleges that the Company violated California law by recording certain telephone calls made to its consumer affairs telephone number without providing sufficient notice.   The Company has not been served with process in either lawsuit and is investigating the allegations.

13.                               Related Party Transactions

We lease 840 acres of farming land in Whatcom County, Washington, of which 696 acres are leased from the Uptrails Group LLC, which is owned by three members of the Rader family.  Our processing and storage facilities are located on the land leased from the Uptrails Group LLC.  One of the three members, Brad Rader, is a current employee of ours and one of the other members, Sue Rader, was a former owner of Rader Farms.  This operating lease commenced on the acquisition date and was extended in October 2012 through May 17, 2027.  Lease payments to us are $43,500 per month through May 17, 2017 at which time they increase to $52,200 for the duration of the term of the lease.

Effective January 13, 2013, a member of our Board was named Chief Executive Officer of Bland Farms, Inc., the parent company of Vidalia Brands, Inc., with whom we have a broker agreement and a license to sell our Vidalia® brand snack products.

14.                               Accounts Receivable Allowance

Changes to the allowance for doubtful accounts during the fiscal years ended December 28, 2013, December 29, 2012 and December 31, 2011 are summarized below (in thousands):

	Balance at beginning of Period	Charges (Reductions) to Expense	(Write-offs) Collections	Balance at end of period
Fiscal 2013	$222	11	(14)	$219
Fiscal 2012	$220	4	(2)	$222
Fiscal 2011	$109	132	(21)	$220

15.                               Concentrations of Credit Risk

We maintain most of our cash with one financial institution.  As of November 1, 2008, the Federal Deposit Insurance Corporation (“FDIC”) introduced the transaction guarantee program which guaranteed non-interest bearing accounts without limit.  The FDIC program is temporary and only offered through participating financial institutions.  Our primary financial institution participated in this program and, therefore, all cash balances held with this institution as of December 28, 2013 are insured.

INVENTURE FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Our primary concentration of credit risk is related to certain trade accounts receivable.  In the normal course of business, we extend unsecured credit to our customers.  We investigate a customer’s credit worthiness before extending credit.  At December 28, 2013 and December 29, 2012, three customers accounted for 35% and 48% of accounts receivable, respectively.

16.                               Deferred Compensation Plans

We have contributory 401(k) plans covering substantially all of our employees.  We may contribute amounts not in excess of the lesser of the maximum deductions allowable for income tax purposes or a specific percentage of our operating profits, as defined in the plan.  We made contributions totaling $0.5 million, $0.4 million and $0.4 million during the years ending December 28, 2013, December 29, 2012 and December 31, 2011, respectively.

We also sponsor a trusteed, nonqualified savings plan for employees whose contributions to a tax qualified 401(k) plan would be limited by provisions of the Internal Revenue Code.  The plan allows participants to defer receipt of a portion of their salary and incentive compensation.  The plan was amended in 2009, and we no longer match any employee contributions to this plan.  Participants earn a return on their deferred compensation based on investment earnings of participant-selected mutual funds.  Deferred compensation, including accumulated earnings on the participant-directed investment selections, is distributable in cash at participant-specified dates or upon retirement, death, disability or termination of employment.  At December 28, 2013 and December 29, 2012, the plan’s assets and our liability to participants of the deferred compensation plans was $0.6 million and $0.4 million, respectively, and is recorded in other assets and other liabilities in the Consolidated Balance Sheets.

INVENTURE FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

17.                               Quarterly Financial Data (unaudited)

The following table sets forth selected unaudited consolidated quarterly financial information for the years ended December 28, 2013, December 29, 2012 and December 31, 2011 (in thousands):

	Fiscal 2013
	First Quarter (13 weeks)	Second Quarter (13 weeks)	Third Quarter (13 weeks)	Fourth Quarter (13 weeks)
Net revenues	$48,537	$53,677	$54,514	$58,852
Gross profit	8,825	9,136	10,056	10,869
Operating income	1,868	2,247	3,661	3,074
Net income	$1,056	$1,407	$2,148	$2,007

Earnings per common share:
Basic	$0.05	$0.07	$0.11	$0.10
Diluted	$0.05	$0.07	$0.11	$0.10

Weighted average number of common shares:
Basic	19,206	19,307	19,473	19,454
Diluted	19,694	19,702	19,843	19,916

	Fiscal 2012
	First Quarter (13 weeks)	Second Quarter (13 weeks)	Third Quarter (13 weeks)	Fourth Quarter (13 weeks)
Net revenues	$47,020	$48,016	$46,601	$43,542
Gross profit	9,345	9,204	9,471	8,872
Operating income	2,844	2,825	2,936	2,739
Net income	$1,722	$1,623	$1,740	$2,364

Earnings per common share:
Basic	$0.09	$0.09	$0.09	$0.12
Diluted	$0.09	$0.08	$0.09	$0.12

Weighted average number of common shares:
Basic	18,282	18,899	19,031	19,075
Diluted	19,365	19,555	19,690	19,684

	Fiscal 2011
	First Quarter (13 weeks)	Second Quarter (13 weeks)	Third Quarter (13 weeks)	Fourth Quarter (14 weeks)
Net revenues	$36,641	$43,609	$37,518	$44,464
Gross profit	7,930	8,098	6,407	7,699
Operating income	2,421	1,553	(209)	1,445
Net income (loss)	$1,406	$860	$(191)	$742

Earnings per common share:
Basic	$0.08	$0.05	$(0.01)	$0.04
Diluted	$0.08	$0.05	$(0.01)	$0.04

Weighted average number of common shares:
Basic	18,011	18,067	18,140	18,213
Diluted	18,698	18,719	18,140	19,274

Item 9.                                 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.                        Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s management, including its Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the reporting period covered by this Annual Report on Form 10-K.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at December 28, 2013 for the purpose of providing reasonable assurance that the information required to be disclosed in the reports we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act.  Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  Our internal control over financial reporting includes those policies and procedures that:

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

The scope of management’s assessment of the effectiveness of our internal control over financial reporting included all of our consolidated operations except for the operations of Fresh Frozen Foods, which we acquired in November 2013. Fresh Frozen Foods’s operations represented 6% of our consolidated total assets and 4% of our consolidated net revenues as of and for the year ended December 28, 2013.

Management assessed the effectiveness of internal control over financial reporting as of December 28, 2013, utilizing the criteria described in the “Internal Control - Integrated Framework (1992)” issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our assessment and those criteria, management believes that we maintained effective internal control over financial reporting as of December 28, 2013.

Moss Adams LLP, the independent registered public accounting firm that audited the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K, has issued an attestation report on the Company’s internal control over financial reporting as of December 28, 2013.

Changes in Internal Control Over Financial Reporting

No change occurred in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the three months ended December 28, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Effectiveness of Controls and Procedures

The Company’s management, including its Chief Executive Officer and Chief Financial Officer, does not expect that its disclosure controls and procedures or our internal controls over financial reporting will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, misstatements, errors, and instances of fraud, if any, within our Company have been or will be prevented or detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls also can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks that internal controls may become inadequate as a result of changes in conditions, or through the deterioration of the degree of compliance with policies or procedures.

Item 9B.                        Other Information.

None.

PART III

Item 10.                          Directors, Executive Officers and Corporate Governance.

We have adopted a Code of Business Conduct and Ethics that applies to all of our directors, officers, and employees, including our principal executive officer and principal financial officer.  We have also adopted a supplemental Financial Code of Ethics that applies to our Chief Executive Officer, Chief Financial Officer and all other finance managers.  A copy of each of the Code of Business Conduct and Ethics and the Financial Code of Ethics is available free of charge on the “Investor Relations — Governance Documents” section of our website at www.inventurefoods.com.

We will post any amendments to, or waivers from, a provision of the Code of Business Conduct and Ethics and the Financial Code of Ethics by posting such information on our website, at the address and location specified above.

The information called for by this Item 10 is incorporated herein by reference to the Company’s definitive proxy statement to be filed with the Securities and Exchange Commission in connection with our 2014 annual meeting of stockholders (the “2014 Proxy Statement”).

Item 11.                          Executive Compensation.

The information called for by this Item 11 is incorporated herein by reference to the 2014 Proxy Statement.

Item 12.                          Security Ownership of Beneficial Owners and Management and Related Stockholder Matters.

The information called for by this Item 12 is incorporated herein by reference to the 2014 Proxy Statement.

Item 13.                          Certain Relationships and Related Transactions, and Director Independence.

The information called for by this Item 13 is incorporated herein by reference to the 2014 Proxy Statement.

Item 14.                          Principal Accounting Fees and Services.

The information called for by this Item 14 is incorporated herein by reference to the 2014 Proxy Statement.

PART IV

Item 15.                          Exhibits, Financial Statement Schedules.

(a)                                 The following documents are filed as part of this Annual Report on Form 10-K:

1.              Financial Statements

The Consolidated Financial Statements of Inventure Foods, Inc. and the related Reports of Independent Registered Public Accounting Firm are filed herein as set forth under Part II, Item 8 of this Annual Report on Form 10-K.

2.              Financial Schedules

Schedules have been omitted because of the absence of conditions under which they are required or because the information required is included in our consolidated financial statements or notes thereto.

3.              Exhibits required by Item 601 of Regulation S-K:

The Exhibits List in the Index to Exhibits immediately following the signature page of this Annual Report on Form 10-K is incorporated herein by reference as the list of exhibits required as part of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 13, 2014	INVENTURE FOODS, INC.

	By:	/s/ Terry McDaniel
Terry McDaniel
Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Terry McDaniel and Steve Weinberger, and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place, and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing required and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or his or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant, in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Terry McDaniel	Chief Executive Officer and Director	March 13, 2014
Terry McDaniel	(Principal Executive Officer)

/s/ Steve Weinberger	Chief Financial Officer, Secretary & Treasurer	March 13, 2014
Steve Weinberger	(Principal Financial and Accounting Officer)

/s/ David L. Meyers	Chairman and Director	March 13, 2014
David L. Meyers

/s/ Ashton D. Asensio	Director	March 13, 2014
Ashton D. Asensio

/s/ Macon Bryce Edmonson	Director	March 13, 2014
Macon Bryce Edmonson

/s/ Paul J. Lapadat	Director	March 13, 2014
Paul J. Lapadat

/s/ Itzhak Reichman	Director	March 13, 2014
Itzhak Reichman

INVENTURE FOODS, INC. AND SUBSIDIARIES

EXHIBITS TO FORM 10-K

YEAR ENDED DECEMBER 28, 2013

Exhibit Number	Description
2.1

Asset Purchase Agreement, dated as of November 8, 2013, by and among Inventure Foods, Inc., FFF Acquisition Sub, Inc., Fresh Frozen Foods, LLC and its members (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on November 12, 2013).

3.1

Certificate of Incorporation of the Company filed with the Secretary of State of the State of Delaware on February 23, 1995 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 26, 2006).

3.2

Certificate of Amendment to the Certificate of Incorporation of the Company filed with the Secretary of State of the State of Delaware on March 3, 1995 (incorporated by reference to Exhibit 3.2. to the Company’s Current Report on Form 8-K filed on May 26, 2006).

3.3

Certificate of Amendment to the Certificate of Incorporation of the Company filed with the Secretary of State of the State of Delaware on October 7, 1999 (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed on May 26, 2006).

3.4	Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on January 12, 2005).

3.5

Certificate of Amendment to the Certificate of Incorporation of the Company filed with the Secretary of State of the State of Delaware on May 25, 2006 (incorporated by reference to Exhibit 3.4 to the Company’s Current Report on Form 8-K filed on May 26, 2006).

3.6

Certificate of Amendment to the Certificate of Incorporation of the Company filed with the Secretary of State of the State of Delaware on May 20, 2010 (incorporated by reference to Exhibit to 3.6 to the Company’s Current Report on Form 8-K filed on May 24, 2010).

4.1

Specimen Certificate for shares of Common Stock (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Company’s Registration Statement on Form SB-2, Registration No. 333-5594-LA filed on November 8, 1996).

10.1

Fixed Rate Note, dated June 4, 1997, by and between La Cometa Properties, Inc. and Morgan Guaranty Trust Company of New York (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 1997 filed on August 14, 1997).

10.2

Deed of Trust and Security Agreement, dated as of June 4, 1997, by and between La Cometa Properties, Inc. and Morgan Guaranty Trust Company of New York (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 1997 filed on August 14, 1997).

10.3

Guaranty Agreement, dated as of June 4, 1997, by and between the Company and Morgan Guaranty Trust Company of New York (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 1997 filed on August 14, 1997).

10.4

License Agreement, dated as of April 3, 2000, by and between the Company and T.G.I. Friday’s Inc. (Certain portions of this exhibit have been omitted pursuant to a confidential treatment request filed with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2001 filed on May 15, 2001).

10.5

First Amendment to License Agreement, dated as of July 11, 2001, by and between the Company and T.G.I. Friday’s Inc. (certain portions of this exhibit have been omitted pursuant to a confidentiality treatment request filed with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2001 filed on November 9, 2001).

10.6

Commercial Lease Agreement, dated as of May 22, 2003, by and between the Company and Westland Park LLC (incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 27, 2003 filed on March 23, 2004).

10.7

Warehouse Services Agreement, dated as of June 30, 2003, by and between the Company and Customized Distribution Services, Inc. (incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 27, 2003 filed on March 23, 2004).

10.8+

Form of Officer Nonstatutory Stock Option Agreement (incorporated by reference to Exhibit 10.42 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 25, 2004 filed on March 22, 2005).

10.9

Loan Agreement (Revolving Line of Credit Loan and Term Loan), dated as of August 19, 2005 between the Company and U.S. Bank National Association (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on 10-Q for the quarter ended October 1, 2005 filed on December 1, 2005).

10.10

Security Agreement relating to the Loan Agreement, dated as of August 19, 2005 between the Company and U.S. Bank National Association (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on 10-Q for the quarter ended October 1, 2005 filed on December 1, 2005).

10.11

$5 Million Promissory Note (Facility 1 — Revolving Line of Credit Loan), dated August 19, 2005 between the Company and U.S. Bank National Association (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on 10-Q for the quarter ended October 1, 2005 filed on December 1, 2005).

10.12

$756,603 Promissory Note (Facility 2 — Term Loan), dated August 19, 2005 between the Company and U.S. Bank National Association (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on 10-Q for the quarter ended October 1, 2005 filed on December 1, 2005).

10.13+

Executive Employment Agreement, dated as of August 1, 2005 between the Company and Steven Sklar (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on 10-Q for the quarter ended October 1, 2005 filed on December 1, 2005).

10.14+

Restricted Stock Agreement, dated as of August 1, 2005 between the Company and Steven Sklar. (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on 10-Q for the quarter ended October 1, 2005 filed on December 1, 2005).

10.15+	Inventure Foods, Inc. Amended and Restated 2005 Equity Incentive Plan. (incorporated by reference to Appendix A to the Company’s definitive Proxy Statement on Schedule 14A filed on April 15, 2011).

10.16+

Form of Director Nonstatutory Stock Option Agreement — Amended and Restated 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.55 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 filed on March 30, 2006).

10.17+

Form of Employee Incentive Stock Option Agreement — Amended and Restated 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.56 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 filed on March 30, 2006).

10.18+

Amended and Restated Executive Employment Agreement, dated as of March 25, 2013 by and between Inventure Foods, Inc. and Terry E. McDaniel (incorporated by reference to Exhibit 10.18 to the Company’s Current Report on Form 8-K filed on March 27, 2013).

10.19

Assignment and Assumption of Lease, dated as of May 8, 2006, by and between the Company and B.G. Associates, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on 10-Q for the quarter ended April 1, 2006 filed on May 10, 2006).

10.20+

Executive Employment Agreement, dated as of July 27, 2006, by and between the Company and Steve Weinberger (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on July 27, 2006).

10.21+	The Inventure Group, Inc. Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 23, 2007).

10.22

Asset Purchase Agreement, dated as of May 17, 2007, by and among Rader Farms Acquisition Corp., Rader Farms, Inc. and the Company Shareholders named therein (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 filed on August 14, 2007).

10.23

Agricultural Ground Lease, dated as of May 17, 2007, by and among Lyle Rader, Sue Rader, Brad Rader, Julie Newell and Rader Farms Acquisition Corp. (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 filed on August 14, 2007).

10.24+

Form of Employee Restricted Stock Award Agreement — Amended and Restated 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.69 the Company’s Quarterly Report on Form 10-Q for the quarter ended June 27, 2009 filed on August 11, 2009).

10.25+	Form Amendment of Stock Option Agreement (incorporated by reference to Exhibit 10.70 to the Company’s Current Report on Form 8-K filed on April 22, 2010).

10.26+

Form Executive Stock Option Agreement - Amended and Restated 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.71 to the Company’s Current Report on Form 8-K filed on April 22, 2010).

10.27+

Form Performance Share Restricted Stock Award Agreement — Amended and Restated 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.72 to the Company’s Quarterly Report on Form 10-Q filed on August 10, 2010).

10.28+	2012 Bonus Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 21, 2012).

10.29+

Executive Employment Agreement by and between the Company and Richard Suchenski, dated as of June 21, 2010. (incorporated by reference to the Company’s Annual Report on Form 10-K filed on March 25, 2011).

10.30+

Form of Director Restricted Stock Award Agreement — Amended and Restated 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.75 to the Company’s Annual Report on Form 10-K filed on March 25, 2011).

10.31

Lease Extension Agreement, dated as of October 12, 2012, by and between the Company’s subsidiary Rader Farms, Inc. as lessee, and Uptrail Group I, LLC, Uptrail Group II, LLC and Uptrail Group III, LLC, collectively as lessor (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 22, 2012).

10.32

Loan and Security Agreement, dated as of March 22, 2013, by and between Inventure Foods, Inc. and U.S. Bank, National Association (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 28, 2013).

10.33

Line of Credit Note, dated March 22, 2013, by Inventure Foods, Inc. in favor of U.S. Bank, National Association (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 28, 2013).

10.34

Term Note A, dated March 22, 2013, by Inventure Foods, Inc. in favor of U.S. Bank, National Association (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on March 28, 2013).

10.35

Term Note B, dated March 22, 2013, by Inventure Foods, Inc. in favor of U.S. Bank, National Association (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on March 28, 2013).

10.36

Term Note C, dated March 22, 2013, by Inventure Foods, Inc. in favor of U.S. Bank, National Association (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on March 28, 2013).

10.37

Term Note D, dated March 22, 2013, by Inventure Foods, Inc. in favor of U.S. Bank, National Association (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on March 28, 2013).

10.38

Credit Agreement, dated as of November 8, 2013, by and between Inventure Foods, Inc. and its wholly owned subsidiaries and a syndicate of lenders led by U.S. Bank National Association (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 12, 2013).

10.39

Security Agreement, dated as of November 8, 2013, by and between Inventure Foods, Inc. and its wholly owned subsidiaries and U.S. Bank National Association for the benefit of the syndicate of lenders (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 12, 2013).

10.40

Guaranty, dated as of November 8, 2013, by and between Inventure Foods, Inc. and its wholly owned subsidiaries and U.S. Bank National Association for the benefit of the syndicate of lenders (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on November 12, 2013).

10.41

Letter Amendment, dated as of November 8, 2013, by and between Inventure Foods, Inc. and its wholly owned subsidiaries and U.S. Bank National Association (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on November 12, 2013).

10.42+	2013 Bonus Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 21, 2013).

21.1*	List of Subsidiaries of the Company.

23.1*	Consent of Moss Adams LLP.

24.1*	Power of Attorney (included on the signature page of this Annual Report on Form 10-K).

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32**	Certification of Principal Executive Officer and Principal Financial Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Scheme Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

*                           Filed herewith.

**                    Furnished herewith.

+                           Management compensatory plan or arrangement.