Form 10-K/A
period 2013-12-28
INVENTURE FOODS, INC.
filed 2014-03-14
CIK 944508

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the registrant’s 2014 Annual Meeting of Stockholders to be held on May 14, 2014 are incorporated herein by reference in Part III of this Form 10-K/A to the extent stated herein.

EXPLANATORY NOTE

Inventure Foods, Inc. (the “Company”) is filing this Amendment No. 1 (this “Form 10-K/A”) to its Annual Report on Form 10-K for the fiscal year ended December 28, 2013 (the “Original Form 10-K”), as originally filed with the Securities and Exchange Commission on March 13, 2014.  This Form 10-K/A, which replaces in its entirety the Original Form 10-K, is being filed solely for the purpose of including a revised Report of Independent Registered Public Accounting Firm (the “Report”) within Item 8 of the Original Form 10-K.  The revision consists of clarifying, in the first paragraph, that the Report did not include the internal control over financial reporting of Fresh Frozen Foods acquired by the Company in November 2013.  This Form 10-K/A includes new certifications as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, from our Chief Executive Officer and Chief Financial Officer, dated as of the date of filing of this Form 10-K/A, and a new Consent of Independent Registered Public Accounting Firm, dated as of the date of filing of this Form 10-K/A.

This Form 10-K/A reflects information as of the original filing date of the Original Form 10-K, does not reflect events occurring after that date and does not modify or update in any way disclosures made in the Original Form 10-K, except as specifically noted above.  Among other things, forward-looking statements made in the Original Form 10-K have not been revised to reflect events, results, or developments that have occurred or facts that have become known to us after the date of the Original Form 10-K (other than as discussed above), and such forward-looking statements should be read in their historical context. Accordingly, this Amendment No. 1 should be read in conjunction with our filings made with the Securities and Exchange Commission subsequent to the filing of the Original Form 10-K.

INVENTURE FOODS, INC. AND SUBSIDIARIES

ANNUAL REPORT ON FORM 10-K/A

Year Ended December 28, 2013

Cautionary Statement Regarding Forward-Looking Statements

Our disclosure and analysis in this Annual Report on Form 10-K/A and in our 2013 Annual Report to Stockholders contain “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995.  From time to time, we also provide forward-looking statements in other materials we release to the public, as well as oral forward-looking statements.  We have tried, wherever possible, to identify such statements by using words such as “anticipate,” “believe,” “expect,” “intend,” “estimate,” “project,” “may,” “should,” “will,” “likely,” “will likely result,” “will continue,” “future,” “plan,” “target,” “forecast,” “goal,” “observe,” “seek,” “strategy” and other words and terms of similar meaning.  The forward-looking statements in this Annual Report on Form 10-K/A reflect the Company’s current views with respect to future events and financial performance.

Forward-looking statements are neither historical facts nor assurances of future performance.  Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to certain risks and uncertainties, including, without limitation, general economic conditions, increases in cost or availability of ingredients, packaging, energy and employees, price competition and industry consolidation, ability to execute strategic initiatives, product recalls or safety concerns, disruptions of supply chain or information technology systems, customer acceptance of new products and changes in consumer preferences, food industry and regulatory factors, interest rate risks, dependence upon major customers, dependence upon existing and future license agreements, the possibility that we will need additional financing due to future operating losses or in order to implement the Company’s business strategy, acquisition and divestiture-related risks, volatility of the market price of the Company’s common stock, and those other risks and uncertainties discussed herein, that could cause actual results to differ materially from historical results or those anticipated.  In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this Annual Report on Form 10-K/A will in fact transpire or prove to be accurate.  Readers are cautioned to consider the specific risk factors described herein and in “Item 1A. Risk Factors” of this Form 10-K/A, and not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof.

The Company undertakes no obligation to update or publicly revise any forward-looking statement whether as a result of new information, future developments or otherwise.  All subsequent written or oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by this paragraph.  You are advised, however, to consult any further disclosures we make on related subjects in our Form 10-Q and Form 8-K reports and our other filings with the SEC.  Also note that we provide a cautionary discussion of risks, uncertainties and possibly inaccurate assumptions relevant to our business under “Item 1A. Risk Factors” of this Form 10-K/A.  We note these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995.  You should understand it is not possible to predict or identify all such factors.

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

The contribution of each segment to net revenues from external customers and gross profit are set forth in Note 11 to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K/A.

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

Customers

Costco accounted for 35%, 35% and 30% of the Company’s 2013, 2012 and 2011 net revenues, respectively.  With the addition of our Willamette Valley Fruit Company and Fresh Frozen Foods businesses, Costco accounted for 27% of consolidated 2013 pro forma net revenues (see Note 2 to our Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K/A).  The remainder of our revenues were derived from sales to customers, grocery chains, club stores, regional distributors and other manufacturers, none of which individually accounted for more than 10% of our net revenues in 2013.  A decision by any of our major customers to cease or substantially reduce their purchases could have a material adverse effect on our business.

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

Available Information

Our Internet address is www.inventurefoods.com. We make available at this address, free of charge, our Annual Report on Form 10-K/A, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (the “SEC”). In this Annual Report on Form 10-K/A, we incorporate by reference as identified herein certain information from parts of our proxy statement for the 2014 Annual Meeting of Stockholders, which we will file with the SEC and will be available free of charge on our website. Reports of our executive officers, directors and any other persons required to file securities ownership reports under Section 16(a) of the Exchange Act are also available through our website. Information contained on our website is not part of this Annual Report.

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

Item 1A.                        Risk Factors.

Our operations and financial results are subject to various risks and uncertainties, including those described below, that could materially adversely affect our business, financial condition, results of operations, cash flows and the trading price of our Common Stock.  You should read and carefully consider these risk factors, and the entirety of this Annual Report on Form 10-K/A, before you invest in our securities.

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

In 2013, 27% of our net revenues were attributable to Rader Farms®/Kirkland® co-branded frozen berry product sales to Costco.  Overall, Costco accounted for 35% of our 2013 net revenues.  Taking into account our Willamette Valley Fruit Company and Fresh Frozen Foods acquisitions, Costco accounted for 27% of consolidated 2013 pro forma net revenues (see Note 2 to our Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K/A).  A decision by any major customer to cease or substantially reduce its purchases, or a decrease in the popularity of frozen berries during any year, could have a material adverse effect on our operating results, and such decision by Costco would have a material adverse effect on our business, financial condition and results of operations.

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

Item 3.                                 Legal Proceedings.

For a discussion of legal proceedings, see also Note 12 to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K/A.

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

See Note 9 to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K/A for a summary of treasury stock repurchases and retirements.

Item 6.                                 Selected Financial Data.

The following selected historical consolidated financial data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited Consolidated Financial Statements and related notes to those statements included in this Annual Report on Form 10-K/A, in thousands except per share data.  The selected historical consolidated financial data as of and for the years ended December 28, 2013, December 29, 2012, December 31, 2011, December 25, 2010 and December 26, 2009 have been derived from our audited Consolidated Financial Statements.  Fiscal 2011 contained 53 weeks and the fiscal years 2013, 2012, 2010 and 2009 each contained 52 weeks.

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

INVENTURE FOODS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 7.                                           Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the other sections of this Annual Report on Form 10-K/A, including “Item 1. Business” and “Item 8. Financial Statements and Supplementary Data.”  The various sections of this MD&A contain a number of forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this filing and particularly in “Item 1A. Risk Factors.”  Accordingly, the Company’s actual future results may differ materially from historical results or those currently anticipated.

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

See Note 7 to our Consolidated Financial Statements “Long-Term Debt and Line of Credit” in Part II, Item 8 of this Annual Report on Form 10-K/A.

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

(a)         Reflects amounts outstanding under our Credit Agreement as of December 28, 2013.  During the year ended December 28, 2013 we entered into the $60.0 million Credit Agreement with a syndicate of lenders led by U.S. Bank, the terms of which are noted in Note 7 to our Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K/A.

(b)         Amounts represent the expected cash payments of our capital leases, including the expected cash payments of interest expense of approximately $0.3 million on our capital leases.  See further discussion of our capital lease obligations as of December 28, 2013 in Note 7 to our Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K/A.

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

The above listing is not intended to be a comprehensive list of all of our accounting policies.  In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP, with no need for management’s judgment in their application.  See our audited Consolidated Financial Statements and notes thereto included in this Annual Report on Form 10-K/A, which contain accounting policies and other disclosures required by GAAP.

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

The “Interest Rate Swaps” information contained in Note 7 to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K/A is incorporated by reference herein.

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

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Item 8.           Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Inventure Foods, Inc.

Phoenix, Arizona

We have audited the accompanying consolidated balance sheets of Inventure Foods, Inc. and subsidiaries (the “Company”) as of December 28, 2013 and December 29, 2012 and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 28, 2013. We also have audited the Company’s internal control over financial reporting as of December 28, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As discussed in Management’s Report on Internal Control over Financial Reporting, on November 8, 2013, the Company acquired Fresh Frozen Foods.  For the purposes of assessing internal control over financial reporting, management excluded Fresh Frozen Foods, whose operations represented 6% of the Company’s consolidated total assets and 4% of the Company’s consolidated net revenues as of and for the year ended December 28, 2013. Accordingly, our audit did not include the internal control over financial reporting of Fresh Frozen Foods. The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

March 14, 2014

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

Item 9.                                 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.                        Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s management, including its Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the reporting period covered by this Annual Report on Form 10-K/A.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at December 28, 2013 for the purpose of providing reasonable assurance that the information required to be disclosed in the reports we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

Moss Adams LLP, the independent registered public accounting firm that audited the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K/A, has issued an attestation report on the Company’s internal control over financial reporting as of December 28, 2013.

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

PART IV

Item 15.                          Exhibits, Financial Statement Schedules.

(a)                                 The following documents are filed as part of this Annual Report on Form 10-K/A:

1.              Financial Statements

The Consolidated Financial Statements of Inventure Foods, Inc. and the related Reports of Independent Registered Public Accounting Firm are filed herein as set forth under Part II, Item 8 of this Annual Report on Form 10-K/A.

2.              Financial Schedules

Schedules have been omitted because of the absence of conditions under which they are required or because the information required is included in our consolidated financial statements or notes thereto.

3.              Exhibits required by Item 601 of Regulation S-K:

The Exhibits List in the Index to Exhibits immediately following the signature page of this Annual Report on Form 10-K/A is incorporated herein by reference as the list of exhibits required as part of this Annual Report on Form 10-K/A.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 14, 2014	INVENTURE FOODS, INC.

	By:	/s/ Terry McDaniel
Terry McDaniel
Chief Executive Officer

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Terry McDaniel and Steve Weinberger, and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place, and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form10-K/A, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing required and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or his or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant, in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Terry McDaniel	Chief Executive Officer and Director	March 14, 2014
Terry McDaniel	(Principal Executive Officer)

/s/ Steve Weinberger	Chief Financial Officer, Secretary & Treasurer	March 14, 2014
Steve Weinberger	(Principal Financial and Accounting Officer)

/s/ David L. Meyers*	Chairman and Director	March 14, 2014
David L. Meyers

/s/ Ashton D. Asensio*	Director	March 14, 2014
Ashton D. Asensio

/s/ Macon Bryce Edmonson*	Director	March 14, 2014
Macon Bryce Edmonson

/s/ Paul J. Lapadat*	Director	March 14, 2014
Paul J. Lapadat

/s/ Itzhak Reichman*	Director	March 14, 2014
Itzhak Reichman

* By:	/s/ Steve Weinberger
Steve Weinberger, Attorney in Fact

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

10.42+	2013 Bonus Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 21, 2013).

21.1	List of Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K filed on March 13, 2014).

23.1*	Consent of Moss Adams LLP.

24.1	Power of Attorney (incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K filed on March 13, 2014).

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32**	Certification of Principal Executive Officer and Principal Financial Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Scheme Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

*                           Filed herewith.

**                    Furnished herewith.

+                           Management compensatory plan or arrangement.