Form 10-Q
period 2014-03-29
INVENTURE FOODS, INC.
filed 2014-05-06
CIK 944508

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 29, 2014

or

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

As of May 2, 2014, the total number of shares outstanding of the registrant’s common stock was 19,439,272 shares.

INVENTURE FOODS, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

Three Months Ended March 29, 2014

INVENTURE FOODS, INC. AND SUBSIDIARIES

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION

Our disclosure and analysis in this Quarterly Report on Form 10-Q, including all documents incorporated by reference, includes “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995.  From time to time, we also provide forward-looking statements in other materials we release to the public, as well as oral forward-looking statements.  We have tried, wherever possible, to identify such statements by using words such as “anticipate,” “believe,” “expect,” “intend,” “estimate,” “project,” “may,” “should,” “will,” “likely,” “will likely result,” “will continue,” “future,” “plan,” “target,” “forecast,” “goal,” “observe,” “seek,” “strategy” and other words and terms of similar meaning.  The forward-looking statements in this Quarterly Report on Form 10-Q reflect our current views with respect to future events and financial performance.

Forward-looking statements are neither historical facts nor assurances of future performance.  Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to certain risks and uncertainties, including, without limitation, general economic conditions, increases in cost or availability of ingredients, packaging, energy and employees, price competition and industry consolidation, ability to execute strategic initiatives, product recalls or safety concerns, disruptions of supply chain or information technology systems, customer acceptance of new products and changes in consumer preferences, food industry and regulatory factors, interest rate risks, dependence upon major customers, dependence upon existing and future license agreements, the possibility that we will need additional financing due to future operating losses or in order to implement the Company’s business strategy, acquisition and divestiture-related risks, volatility of the market price of the Company’s common stock, and those other risks and uncertainties discussed herein, that could cause actual results to differ materially from historical results or those anticipated.  In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this Quarterly Report on Form 10-Q will in fact transpire or prove to be accurate.  Readers are cautioned to consider the specific risk factors described herein and in “Risk Factors” in the Annual Report on Form 10-K/A for the fiscal year ended December 28, 2013 and any subsequent Form 10-Q, and not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof.

The Company undertakes no obligation to update or publicly revise any forward-looking statement whether as a result of new information, future developments or otherwise.  All subsequent written or oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by this paragraph.  You are advised, however, to consult any further disclosures we make on related subjects in our Form 10-Q and Form 8-K reports and our other filings with the SEC.  Also note that we provide a cautionary discussion of risks, uncertainties and possibly inaccurate assumptions relevant to our business under “Risk Factors” in the Annual Report on Form 10-K/A for the fiscal year ended December 28, 2013.  We note these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995.  You should understand it is not possible to predict or identify all such factors.

PART I — FINANCIAL INFORMATION

Item 1.                                 Financial Statements.

INVENTURE FOODS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per-share data)

(unaudited)

	March 29,	December 28,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$677	$910
Accounts receivable, net of allowance for doubtful accounts of $201 and $219 at March 29, 2014 and December 28, 2013, respectively	22,528	23,618
Inventories	41,877	43,086
Deferred income tax asset	746	755
Other current assets	1,652	1,223
Total current assets	67,480	69,592

Property and equipment, net of accumulated depreciation of $35,397 and $33,880 at March 29, 2014 and December 28, 2013, respectively	53,933	50,140
Goodwill	23,064	23,064
Trademarks and other intangibles, net	25,323	25,624
Other assets	1,556	1,671
Total assets	$171,356	$170,091

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$21,790	$19,380
Accrued liabilities	11,513	10,121
Current portion of long-term debt	6,112	6,110
Total current liabilities	39,415	35,611

Long-term debt, less current portion	60,332	61,865
Line of credit	3,621	3,223
Deferred income tax liability	4,197	4,188
Interest rate swaps	479	526
Other liabilities	2,274	5,525
Total liabilities	110,318	110,938

Commitments and contingencies (Note 7)

Stockholders’ equity:
Common stock, $.01 par value; 50,000 shares authorized; 19,807 and 19,845 shares issued and outstanding at March 29, 2014 and December 28, 2013, respectively	198	198
Additional paid-in capital	31,220	30,960
Accumulated other comprehensive loss	(216)	(244)
Retained earnings	30,307	28,710
	61,509	59,624
Less: treasury stock, at cost: 368 shares at March 29, 2014 and December 28, 2013	(471)	(471)
Total stockholders’ equity	61,038	59,153
Total liabilities and stockholders’ equity	$171,356	$170,091

See accompanying notes to condensed consolidated financial statements (unaudited).

INVENTURE FOODS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per-share data)

(unaudited)

	Quarters Ended
	March 29,	March 30,
	2014	2013
Net revenues	$67,509	$48,537
Cost of revenues	55,946	39,712
Gross profit	11,563	8,825
Selling, general and administrative expenses	8,398	6,957
Operating income	3,165	1,868
Interest expense, net	670	220
Income before income taxes	2,495	1,648
Income tax provision	898	592
Net income	$1,597	$1,056

Earnings per common share:
Basic	$0.08	$0.05
Diluted	$0.08	$0.05

Weighted average number of common shares:
Basic	19,437	19,206
Diluted	19,924	19,694

See accompanying notes to condensed consolidated financial statements (unaudited).

INVENTURE FOODS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Quarters Ended
	March 29, 2014	March 30, 2013
Net income	$1,597	$1,056
Change in fair value of interest rate swaps, net of tax	28	34
Comprehensive income	$1,625	$1,090

See accompanying notes to condensed consolidated financial statements (unaudited).

INVENTURE FOODS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Quarters Ended
	March 29, 2014	March 30, 2013

Cash flows from operating activities:
Net income	$1,597	$1,056
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,616	1,213
Amortization	301	2
Provision for bad debts	(18)	(20)
Deferred income taxes	227	556
Excess income tax benefit from exercise of stock options	(214)	(394)
Share-based compensation expense	222	194
Loss on disposition of equipment	20	20
Change in operating assets and liabilities:
Accounts receivable	1,109	(185)
Inventories	1,209	4,998
Other assets and liabilities	(324)	85
Accounts payable and accrued liabilities	999	2,232
Net cash provided by operating activities	6,744	9,757

Cash flows from investing activities:
Payment of additional purchase price consideration for Willamette Valley Fruit Company	(450)	—
Purchase of equipment	(5,430)	(3,449)
Net cash used in investing activities	(5,880)	(3,449)

Cash flows from financing activities:
Net borrowings (repayments) on line of credit	397	(10,117)
Proceeds from issuance of common stock under equity award plans	31	—
Payments made on capital lease obligations	(123)	(121)
Borrowings on equipment term loan	—	8,500
Payments made on long-term debt	(1,408)	(290)
Payment of deferred financing fees	—	(78)
Excess income tax benefit from exercise of stock options	214	394
Payment of payroll taxes on stock-based compensation through shares withheld	(208)	(426)
Net cash used in financing activities	(1,097)	(2,138)
Net (decrease) increase in cash and cash equivalents	(233)	4,170
Cash and cash equivalents at beginning of period	910	419
Cash and cash equivalents at end of period	$677	$4,589

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$(518)	$(298)
Cash (paid) refunded during the period for income taxes	$(855)	$13

See accompanying notes to condensed consolidated financial statements (unaudited).

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

We operate in two segments: frozen products and snack products. The frozen products segment produces frozen fruits, vegetables and beverages for sale primarily to groceries, club stores and mass merchandisers.  All products sold under our frozen products segment are considered part of the healthy/natural food category.  The snack products segment produces potato chips, kettle chips, potato crisps, potato skins, pellet snacks, sheeted dough products, cereal and extruded products for sale primarily to snack food distributors and retailers.  The products sold under our snack products segment includes products considered part of the indulgent specialty snack food category, as well as products considered part of the healthy/natural food category.

We specialize in two primary product categories: (1) healthy/natural food products and (2) indulgent specialty snack products.  We sell our products nationally through a number of channels including: grocery, natural, mass merchandisers, drug, club, value, vending, food service, convenience stores and international.  Our goal is to have a diversified portfolio of brands, products, customers and distribution channels.

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

Our fiscal year ends on the last Saturday occurring in the month of December of each calendar year.  Accordingly, the first quarter of 2014 commenced December 29, 2013 and ended March 29, 2014.

Basis of Presentation

The consolidated financial statements include the accounts of Inventure Foods, Inc. and all of our wholly owned subsidiaries.  All significant intercompany amounts and transactions have been eliminated.  The financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all the information and footnotes required by accounting principles generally accepted in the United States of America.  In the opinion of management, the condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary in order to make the consolidated financial statements not misleading.  A description of our accounting policies and other financial information is included in the audited financial statements filed with our Annual Report on Form 10-K/A for the fiscal year ended December 28, 2013.  The results of operations for the quarter ended March 29, 2014 are not necessarily indicative of the results expected for the full year.

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

At March 29, 2014 and December 28, 2013, the carrying value of cash, accounts receivable, accounts payable and accrued liabilities approximate fair values since they are short term in nature.  The carrying value of the long-term debt approximates fair-value based on the borrowing rates currently available to us for long-term borrowings with similar terms.  The following table summarizes the valuation of our financial instruments (in thousands) at the respective dates:

		March 29, 2014			December 28, 2013
Balance Sheet Classification		Interest Rate Swaps	Non-qualified Deferred Compensation Plan Investments	Earn-out Contingent Consideration Obligation	Interest Rate Swaps	Non-qualified Deferred Compensation Plan Investments	Earn-out Contingent Consideration Obligation
Other assets	Level 1	$—	$604	$—	$—	$579	$—
Interest rate swaps	Level 2	(479)	—	—	(526)	—	—
Accrued liabilities	Level 3	—	—	(3,253)	—	—	—
Other liabilities	Level 3	—	—	(1,350)	—	—	(5,053)
		$(479)	$604	$(4,603)	$(526)	$579	$(5,053)

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

A summary of the activity of the fair value of the measurements using unobservable inputs (Level 3 Liabilities) for the quarter ended March 29, 2014, is as follows (in thousands):

Level 3
Balance at December 28, 2013	$5,053
Earn-out compensation paid to Willamette Valley Fruit Company	(450)
Balance at March 29, 2014	$4,603

INVENTURE FOODS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

Income Taxes

For the quarters ended March 29, 2014 and March 30, 2013 our provisions for income taxes were $0.9 million and $0.6 million, respectively.  The effective tax rate for the first quarter of 2014 was 36.0% compared with 35.9% for the first quarter of 2013.  This increase in the effective rate is due to a decrease in the benefits of domestic production activity deductions and expiration of research and development credits.

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

The exercise price of all outstanding options were less than the average market price of our commons stock during the quarter ended March 29, 2014, as such, no shares were excluded from the computation of diluted earnings per share for the period.  Options to purchase 160,582 shares of our common stock were excluded from the computation of diluted earnings per share for the quarter ended March 30, 2013 because the options’ exercise prices were greater than the average market price of our common stock for that period.  Exercises of outstanding stock options or warrants are assumed to occur for purposes of calculating diluted earnings per share for periods in which their effect would not be anti-dilutive.

Earnings per common share was computed as follows for the quarter ended March 29, 2014 and March 30, 2013 (in thousands, except per share data):

	Quarters Ended
	March 29, 2014	March 30, 2013
Basic Earnings Per Share:
Net income	$1,597	$1,056
Weighted average number of common shares	19,437	19,206
Earnings per common share	$0.08	$0.05

Diluted Earnings Per Share:
Net income	$1,597	$1,056
Weighted average number of common shares	19,437	19,206
Incremental shares from assumed conversions of stock options	487	488
Adjusted weighted average number of common shares	19,924	19,694
Earnings per common share	$0.08	$0.05

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

See Note 9 “Stockholder’s Equity” for additional information.

INVENTURE FOODS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

Adoption of New Accounting Pronouncements

Changes to accounting principles generally accepted in the United States of America are established by the Financial Accounting Standards Board (“FASB”) in the form of accounting standards updates (“ASU”) to the FASB’s Accounting Standards Codification.

We consider the applicability and impact of all ASUs.  ASUs not listed below were assessed and determined to be either not applicable or are expected to have minimal impact on our consolidated financial position or results of operations.

In June 2011, the FASB issued an amendment to the existing guidance on the presentation of comprehensive income.  Under the amended guidance, an entity is required to present the effect of reclassification adjustments out of accumulated other comprehensive income in both net income and other comprehensive income in the financial statements.  In February 2013, the FASB issued an amendment to this provision, which is effective on a prospective basis for fiscal years, and interim periods within those years, beginning after December 15, 2013.  The implementation of the amended guidance did not have a material impact on our consolidated financial position or results of operations.

In July 2013, the FASB issued accounting guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss or a tax credit carryforward exists.  The guidance is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013.  The implementation of the guidance did not have a material impact on our consolidated financial position or results of operations.

In April 2014, the FASB issued amendments to guidance for reporting discontinued operations and disposals of components of an entity.  The amended guidance requires that a disposal representing a strategic shift that has (or will have) a major effect on an entity’s financial results or a business activity classified as held for sale should be reported as discontinued operations. The amendments also expand the disclosure requirements for discontinued operations and add new disclosures for individually significant dispositions that do not qualify as discontinued operations. The amendments are effective prospectively for fiscal years, and interim reporting periods within those years, beginning after December 15, 2014 (early adoption is permitted only for disposals that have not been previously reported).  The implementation of the amended guidance is not expected to have a material impact on our consolidated financial position or results of operations.

2.             Acquisitions

Fiscal 2013 Acquisitions

Fresh Frozen Foods

On November 8, 2013, we acquired substantially all of the assets, properties and rights of Fresh Frozen Foods, LLC. (“Fresh Frozen Foods”), a branded frozen vegetable processor.  We have included the financial results of Fresh Frozen Foods in our consolidated financial statements from the date of acquisition.  The total purchase price for Fresh Frozen Foods was $38.4 million in cash plus a working capital adjustment of $0.4 million.  An additional amount of up to $3.0 million is payable to Fresh Frozen Foods as contingent consideration in the form of an earn-out based on 2014 performance.  Such contingent payment, if any, will be paid during the first quarter of 2015.  We recorded $20.0 million of identifiable intangible assets and $13.2 million of net tangible assets that were assumed as a part of this acquisition based on their estimated fair values, and $8.3 million of residual goodwill.

Willamette Valley Fruit Company

On May 28, 2013, we enhanced our berry purchase and freezing capabilities by acquiring the berry processing business of Willamette Valley Fruit Company, LLC. (“Willamette Valley Fruit Company”).  We have included the financial results of Willamette Valley Fruit Company in our consolidated financial statements from the date of acquisition.  The total purchase price for Willamette Valley Fruit Company was $9.3 million in cash, plus an additional amount of up to $3.0 million as contingent consideration if certain performance thresholds are met during the seven-year period following the closing of the transaction.  We recorded $3.9 million of identifiable intangible assets and $4.6 million of net tangible assets that were assumed as a part of this acquisition based on their estimated fair values, and $3.1 million of residual goodwill.

INVENTURE FOODS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

Unaudited Consolidated Pro Forma Financial Information

The following unaudited pro forma consolidated results of operations (in thousands, except per share data) assumes the Willamette Valley Fruit Company and Fresh Frozen Foods acquisitions occurred as of the beginning of fiscal 2013.  The unaudited pro forma results include estimates and assumptions regarding increased amortization of intangible assets related to the acquisitions, increased interest expense related to debt acquired in order to fund the acquisitions and the related tax effects.  The pro forma results are not necessarily indicative of the actual results that would have occurred had the acquisition been completed as of the beginning of each of the periods presented, nor are they necessarily indicative of future consolidated results.

		Quarter Ended March 30, 2013
Net revenues	As reported	$48,537
	pro forma	$66,043

Net income	As reported	$1,056
	pro forma	$1,525

Diluted earnings per share	As reported	$0.05
	pro forma	$0.08

3.             Inventories

Inventories consisted of the following (in thousands):

	March 29,	December 28,
	2014	2013
Finished goods	$14,793	$18,392
Raw materials	27,084	24,694
	$41,877	$43,086

INVENTURE FOODS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

4.             Goodwill, Trademarks and Other Intangibles

Goodwill, trademarks and other intangibles, net consisted of the following (in thousands):

	Estimated Useful Life	March 29, 2014	December 28, 2013
Goodwill:
Inventure Foods		$5,986	$5,986
Rader Farms		5,630	5,630
Willamette Valley Fruit Company		3,147	3,147
Fresh Frozen Foods		8,301	8,301
Total Goodwill		$23,064	$23,064

Trademarks:
Inventure Foods		$896	896
Rader Farms		1,070	1,070
Willamette Valley Fruit Company		740	740
Fresh Frozen Foods		9,475	9,475

Other intangibles:
Rader Farms- Customer relationship, gross carrying amount	10 years	100	100
Rader Farms- Customer relationship, accum. amortization		(69)	(66)
Willamette Valley Fruit Company - Customer relationship, gross carrying amount	10 years	3,200	3,200
Willamette Valley Fruit Company - Customer relationship, accum. amortization		(240)	(160)
Fresh Frozen Foods - Customer relationship, gross carrying amount	12 years	10,487	10,487
Fresh Frozen Foods - Customer relationship, accum. amortization		(336)	(118)
Total trademarks and other intangibles, net		$25,323	$25,624

Our amortization expense related to these intangibles was $300,979 and $2,499 for the quarters ended March 29, 2014 and March 30, 2013, respectively.

Goodwill and trademarks are reviewed for impairment annually in the fourth fiscal quarter, or more frequently if impairment indicators arise.  We believe the carrying values of our intangible assets are appropriate as of March 29, 2014.

5.             Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	March 29, 2014	December 28, 2013
Accrued payroll and payroll taxes	$2,250	$1,070
Accrued royalties and commissions	849	1,078
Accrued advertising and promotion	1,460	1,610
Accrued berry purchase payments	221	2,971
Accrued contingent consideration	3,253	—
Accrued other	3,480	3,392
	$11,513	$10,121

INVENTURE FOODS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

6.             Long-Term Debt

Our long-term debt consists of the following (in thousands):

	March 29, 2014	December 28, 2013
Senior secured term loan due quarterly through November 2018	58,725	60,000
Equipment term loan B due monthly through September, 2020	1,431	1,481
Bluffton, IN mortgage loan due monthly through December 2016	1,893	1,916
Lynden, WA real estate term loan due monthly through July 2017	2,746	2,805
Capital lease obligations, primarily due September 2017	1,649	1,773
	66,444	67,975
Less current portion of long-term debt	(6,112)	(6,110)
Long-term debt, less current portion	$60,332	$61,865

On November 8, 2013, we entered into a $60.0 million senior secured term loan and a new $30.0 million senior secured revolving line of credit with a syndicate of lenders led by U.S. Bank National Association (“U.S. Bank”), pursuant to a Credit Agreement, a Security Agreement and certain other customary ancillary agreements (the “Senior Credit Facility”).  To facilitate the Senior Credit Facility, the Company and its wholly owned subsidiaries entered into a Letter Amendment Agreement, dated as of November 8, 2013, with U.S. Bank (the “Letter Amendment”).  The Letter Amendment reconciled the terms of the Senior Credit Facility with the terms of the Loan and Security Agreement and that certain Loan Agreement (term loan), dated as of November 30, 2006, by and between the Company’s wholly owned subsidiary, La Cometa Properties, Inc., and U.S. Bank.

The borrowing capacity available to us under the Senior Credit Facility consists of notes representing:

•      A revolving line of credit up to $30.0 million, maturing on November 8, 2018.  Based on the maximum permitted leverage ratio as of March 29, 2014, the Company’s maximum borrowing capacity under the line of credit was reduced from $30.0 million to $14.6 million, of which $3.6 million was outstanding at March 29, 2014.  All borrowings under the revolving line of credit bear interest at either (i) the prime rate of interest announced by U.S. Bank from time to time or (ii) LIBOR, plus the LIBOR Rate Margin (as defined in the revolving credit facility note) as adjusted.

•      An equipment term loan B due September 2020 with interest at 3.12%.  On August 14, 2013, we entered into an equipment term loan B to finance equipment located at Willamette Valley Fruit Company.

The Senior Credit Facility maintained the terms and borrowing capacity of the prior agreement with respect to the following:

•      Bluffton, Indiana mortgage loan due December 2016; interest rate at 30 day LIBOR plus 165 basis points, fixed through a swap agreement to 6.85%; collateralized by land and a building in Bluffton, Indiana.

•      Lynden, Washington real estate term loan due July 2017; interest at LIBOR plus 165 basis points; fixed through a swap agreement to 4.28%; secured by a leasehold interest in the real property in Lynden, Washington.

As is customary in such financings, U.S. Bank, on behalf of the syndicate of lenders, may terminate the syndicate’s commitments, accelerate the repayment of amounts outstanding and exercise other remedies upon the occurrence of an event of default (as defined in the Senior Credit Facility), subject, in certain instances, to the expiration of an applicable cure period.  The Senior Credit Facility requires us to maintain compliance with certain financial covenants, including a minimum fixed charge coverage ratio and a leverage ratio.  At March 29, 2014, we were in compliance with all of the financial covenants.

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

We entered into an interest rate swap in 2006 to convert the interest rate of the mortgage loan to purchase the Bluffton, Indiana plant from the contractual rate of 30 day LIBOR plus 165 basis points to a fixed rate of 6.85%.  The swap has a fixed pay rate of 6.85% and a notional amount of approximately $1.9 million at March 29, 2014 and expires in December 2016.  The interest rate swap had fair value of $0.2 million at March 29, 2014, which is recorded as a liability on the accompanying condensed consolidated balance sheet.  The swap value was determined in accordance with the fair value measurement guidance discussed earlier using Level 2 observable inputs and approximates the loss that would have been realized if the contract had been settled on March 29, 2014.

We entered into another interest rate swap in January 2008 to effectively convert the interest rate on the real estate term loan to a fixed rate of 4.28%.  The interest rate swap is structured with decreasing notional amounts to match the expected pay down of the debt.  The notional value of the swap at March 29, 2014 was $2.7 million.  The interest rate swap is accounted for as a cash flow hedge derivative and expires in July 2017.  The interest rate swap had fair value of $0.3 million at March 29, 2014, which is recorded as a liability on the accompanying condensed consolidated balance sheet.  This value was determined in accordance with the fair value measurement guidance discussed earlier using Level 2 observable inputs and approximates the loss that would have been realized if the contract had been settled on March 29, 2014.

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

Under our license agreement with the Jamba Juice Company (“Jamba Juice”), we are obligated and have agreed to indemnify and defend Jamba Juice in the two matters identified below, and Jamba Juice has tendered defense of these matters to us.

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

INVENTURE FOODS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

On June 28, 2013 a class action complaint against Jamba Juice and the Company, captioned Lilly v. Jamba Juice Company et al (the “Lilly Matter”), was filed in the Federal Court for the Northern District of California and makes nearly identical allegations as those made in the Anderson Matter, except that the complaint also alleges that the smoothie kits contain two additional allegedly non-natural ingredients.  The plaintiffs in this new action are represented by the same counsel that represented the plaintiff in the Anderson Matter. While we currently believe the “all natural” statement on the smoothie kits are not misleading and in full compliance with FDA guidelines, we are investigating the claims asserted in the Lilly Matter, and intend to vigorously defend against them.  On September 17, 2013, we filed a motion to dismiss, seeking to dismiss plaintiffs’ claims as to gelatin and the Orange Dream Machine smoothie kit.  Our motion was denied in November 2013.  On February 3, 2014, the plaintiffs filed a motion to certify a class of all persons in California who bought certain Jamba Juice smoothie kits.  The Company’s response to the motion for class certification is due by May 16, 2014 and oral argument on the motion is scheduled for June 26, 2014.  The parties have submitted a stipulation seeking to move the response date to June 30, 2014, and the oral argument to August 21, 2014, so as to permit depositions of the plaintiffs.  The court will hold a case management conference in the case after it has issued a class certification order.  The parties held a mediation on March 31, 2014, but did not reach an agreement.

On February 13, 2014, the Company was sued in two putative class actions filed by Vanessa Montantes alleging that it recorded telephone calls made to its consumer affairs telephone number without obtaining consent to recording as allegedly required by California law.  One of the actions was filed in California State Court and captioned Vanessa Montantes v. Inventure Foods, Inc. doing business as Boulder Canyon Natural Foods, Superior Court for the State of California for the County of Los Angeles Case No. BC536218.  This state court action was dismissed by the plaintiff within a few days of its original filing date.  The other action was filed in Federal Court and captioned Vanessa Montantes v. Inventure Foods d/b/a Boulder Canyon Natural Foods, United States District Court for the Central District of California Case No. CV14-1128 MWF (RZx).  The Company filed a motion to dismiss on April 21, 2014.  It is set for hearing on June 9, 2014.

8.             Business Segments

Our operations consist of two reportable segments: frozen products and snack products.  The frozen products segment produces frozen fruits, vegetables and beverages for sale primarily to groceries, club stores and mass merchandisers.  The snack products segment produces potato chips, kettle chips, potato crisps, potato skins, pellet snacks, sheeted dough products, cereal and extruded products for sale primarily to snack food distributors and retailers.  Our reportable segments offer different products and services.  The majority of our revenues are attributable to external customers in the United States.  We also sell to external customers internationally; however, the revenues attributable to such customers are immaterial.  All of our assets are located in the United States.

We do not allocate assets, selling, general and administrative expenses, income taxes or other income and expense to our reportable segments.  The following tables present information about our reportable segments for the quarters ended March 29, 2014 and March 30, 2013 (in thousands):

	Frozen Products	Snack Products	Consolidated
Quarter ended March 29, 2014
Net revenues from external customers	$43,655	$23,854	$67,509
Depreciation and amortization included in segment gross profit	475	577	1,052
Segment gross profit	7,844	3,719	11,563
Goodwill	17,078	5,986	23,064

Quarter ended March 30, 2013
Net revenues from external customers	$26,636	$21,901	$48,537
Depreciation and amortization included in segment gross profit	248	495	743
Segment gross profit	4,948	3,877	8,825
Goodwill	5,630	5,986	11,616

INVENTURE FOODS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

The following table reconciles reportable segment gross profit to our consolidated income before income tax provision for the quarters ended March 29, 2014 and March 30, 2013 (in thousands):

	Quarter Ended
	March 29, 2014	March 30, 2013
Segment gross profit	$11,563	$8,825
Unallocated amounts:
Operating expenses	8,398	6,957
Interest expense, net	670	220
Income before income tax provision	$2,495	$1,648

9.             Stockholders’ Equity

The Company’s Amended and Restated 2005 Equity Incentive Plan (the “2005 Plan”) was approved at our 2005 Annual Meeting of Stockholders and initially reserved for issuance of 410,518 shares of our common stock, which was the number of reserved but unissued shares available for issuance under the 1995 Plan.  The number of shares of our common stock reserved for issuance has been increased since 2005 to a total of 2,710,518 as of the date of this filing, pursuant to a series of amendments to the 2005 Plan approved by our stockholders.  If any shares of our common stock subject to awards granted under the 2005 Plan are canceled, those shares will be available for future awards under the 2005 Plan.  The 2005 Plan expires in May 2015, and awards granted under the 2005 Plan may include: nonqualified stock options, incentive stock options, restricted stock, restricted stock units, stock appreciation rights, performance units and stock-reference awards.  We have authorized 50,000 shares preferred stock, $100 par value (“Preferred Stock”), none of which are outstanding.  We may issue such shares of Preferred Stock in the future without stockholder approval.

Restricted Stock Awards

We recorded total share-based compensation expense from restricted stock awards of approximately $0.1 million during each of the quarters ended March 29, 2014 and March 30, 2013.  As of March 29, 2014, the total unrecognized costs related to non-vested restricted stock awards granted was $0.2 million, which is expected to be recognized over a weighted average period of 1.1 years.  This expected compensation expense does not reflect any new awards, or modifications to existing awards, that could occur in the future.

Restricted share activity for the three months ended March 29, 2014 was as follows:

	Number	Weighted Average Grant Date Fair Value
Nonvested as of December 28, 2013	314,350	$5.82
Granted	—	$—
Vested, including shares withheld to cover taxes	(51,039)	$4.09
Forfeited	(65,961)	$4.09
Nonvested as of March 29, 2014	197,350	$6.85

Options

The fair value of stock option grants is amortized to expense over the vesting period, generally five years for employees and one year for the Board of Directors.  All stock options are granted with a 10 year life.  We recorded total share-based compensation expense from stock options of approximately $0.1 million during each of the quarters ended March 29, 2014 and March 30, 2013.  As of March 29, 2014 the total unrecognized costs related to non-vested stock option awards granted was $1.1 million, which is expected to be recognized over a weighted average period of 2.6 years.  This expected compensation expense does not reflect any new awards, or modifications to existing awards, that could occur in the future.

INVENTURE FOODS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

The following table summarizes stock option activity during the three months ended March 29, 2014:

	Options Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value (in-the-money options)	Weighted Average Remaining Contractual Life (in years)
Balance, December 28, 2013	934,300	$4.58
Granted	—	$—
Exercised	(54,100)	$2.80
Forfeited or expired	—	$—
Balance, March 29, 2014	880,200	$4.68	$8,269,764	7.05

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on our closing stock price of $14.08 as of March 29, 2014, which would have been received by the option holders had all option holders exercised options and sold the underlying shares on that date.

The following table summarizes information about stock options outstanding and exercisable at March 29, 2014:

Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$ 1.70 - $2.40	234,600	4.80	$2.01	202,600	$1.95
$ 3.20 - $4.16	256,000	6.68	$3.82	101,700	$3.77
$ 4.28 - $7.21	382,100	8.63	$6.84	43,500	$6.26
$ 7.61 - $9.68	7,500	9.27	$8.30	—	$—
	880,200	7.05	$4.68	347,800	$3.02

10.          Subsequent Event

On April 15, 2014, we amended our license agreement with T.G.I. Friday’s, effective March 31, 2014.  The amended license agreement extended the term beyond the current expiration date of May 31, 2014 to December 31, 2019, with an automatic renewal for an additional five-year period.  Additional amendments to the agreement include: non-refundable advances to be paid to T.G.I. Friday’s, escalating royalty rates, increased sales minimums and expanded territories and additional snack categories.

INVENTURE FOODS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the other sections of this Quarterly Report on Form Q, and our December 28, 2013 condensed consolidated financial statements and the accompanying notes thereto which are included in our Annual Report on Form 10-K/A filed with the Securities and Exchange Commission on March 14, 2014.  The various sections of this MD&A contain a number of forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risk factors described in the “Risk Factors” section of our Annual Report on Form 10-K/A for the fiscal year ended December 28, 2013.  Accordingly, the Company’s actual future results may differ materially from historical results or those currently anticipated.

Quarterly Overview

We are a leading marketer and manufacturer of healthy/natural and indulgent specialty snack food brands.  Our products are marketed under a strong portfolio of brands, including T.G.I. Friday’s®, Rader Farms®, Boulder Canyon®, Poore Brothers®, Willamette Valley Fruit CompanyTM, Fresh FrozenTM, Nathan’s Famous ®, Jamba®, Seattle’s Best Coffee®, Bob’s Texas Style®, Vidalia® and Tato Skins®.  T.G.I. Friday’s®, Jamba®, Nathan’s Famous® and Vidalia® are licensed brand names.  We complement our branded product retail sales with private label retail sales and co-packing arrangements.

This MD&A is intended to assist in the understanding of our condensed consolidated financial statements, the changes in certain key items in those condensed consolidated financial statements from period to period and the primary factors that contributed to those changes, as well as how certain critical accounting estimates affect our condensed consolidated financial statements.

Results of Operations

The following table sets forth for the periods presented certain financial data as a percentage of net sales for the three months ended March 29, 2014 and March 30, 2013:

	Quarter Ended
	March 29, 2014	March 30, 2013
Net revenues	100.0%	100.0%
Cost of revenues	82.9	81.8
Gross profit	17.1	18.2
Selling, general and administrative expenses	12.4	14.3
Operating income	4.7	3.9
Interest expense, net	1.0	0.5
Income before income taxes	3.7	3.4
Income tax provision	1.3	1.2
Net income	2.4%	2.2%

Our operations consist of two reportable segments:  frozen products and snack products.  The frozen product segment includes frozen fruits, vegetables and beverages, for sale primarily to groceries, club stores and mass merchandisers. The snack product segment includes manufactured potato chips, kettle chips, potato crisps, potato skins, pellet snacks, sheeted dough products, cereal and extruded product for sale primarily to snack food distributors and retailers.

Net Revenues.  Consolidated net revenues increased 39.1% to $67.5 million in the quarter ended March 29, 2014, an increase of $19.0 million compared to $48.5 million during the quarter ended March 30, 2013.  Our net revenues by operating segment were as follows (in thousands):

	Quarter Ended
	March 29, 2014	March 30, 2013	% Change
Frozen	$43,655	$26,636	63.9%
Snack	23,854	21,901	8.9%
Consolidated	$67,509	$48,537	39.1%

Our frozen products segment net revenues were $43.7 million during the first quarter 2014, an increase of $17.0 million or 63.9% compared to the first quarter of 2013.  This increase was due to increases in our frozen berry business.  Net revenues from frozen berries increased 10.9% to $26.0 million in the first quarter of 2014, compared to $23.5 million in the first quarter of 2013, largely due to the acquisition of Fresh Frozen Foods in November 2013 and Willamette Valley Fruit Company in May 2013.

Our snack products segment net revenues increased 8.9%, or $2.0 million, to $23.9 million for the quarter ended March 29, 2014 compared to $21.9 million for the quarter ended March 30, 2013.  During the first quarter of 2014, sales of Boulder Canyon Natural Foods® branded products increased 20.0%, sales of premium private label products increased 5.5% and revenues from our co-packing agreements increased more than five times compared to the first quarter of 2013.  These gains were partially offset by a decrease of 17.2% in net revenues from T.G.I. Friday’s® branded products during the first quarter of 2014.

Gross Profit.  Gross profit for the quarter ended March 29, 2014 increased 31.0% compared to the quarter ended March 30, 2013, with gross margin decreasing 110 basis points to 17.1% for the three months ended March 29, 2014 compared to 18.2% for the three months ended March 30, 2013.  Our gross profit and gross profit as a percentage of net sales by operating segment were as follows (in thousands):

	Quarter Ended
	March 29, 2014	% of Net Revenues	March 30, 2013	% of Net Revenues
Frozen	$7,844	18.0%	$4,948	18.6%
Snack	3,719	15.6%	3,877	17.7%
Consolidated	$11,563	17.1%	$8,825	18.2%

Our frozen products segment gross profit for the first quarter of 2014 increased $2.9 million, or 58.5%, to $7.9 million, with gross margin decreasing 60 basis points to 18.0%, compared to 18.6% in the first quarter of 2013.  Our snack products segment gross profit for the first quarter of 2014 decreased $0.2 million, or 4.1%, to $3.7 million, and decreased as a percentage of net revenues to 15.6% for the first quarter of 2014, compared to 17.7% during the first quarter of 2013.  This decrease in gross margin was primarily due to our product sales mix, including decreased sales of our T.G.I. Friday’s® branded products and increased co-packing activity.

Selling, General and Administrative Expenses.  Selling, general and administrative (“SG&A”) expenses increased $1.4 million, or 20.7%, for the quarter ended March 29, 2014 compared to the quarter ended March 30, 2013.  As a percentage of net revenues, SG&A expenses decreased 190 basis points to 12.4% in the first quarter of 2014, compared to 14.3% during the first quarter of 2013.  The increase in SG&A expenses was primarily driven by increased costs associated with our acquisitions of Fresh Frozen Foods and Willamette Valley Fruit Company in 2013, offset by increased marketing and sampling expenses in the first quarter of 2013 related to Boulder Canyon® branded products and increased sampling expenses incurred for a Super Bowl mass merchandiser event during the first quarter of 2013 related to T.G.I. Friday’s® branded products.

Interest Expense.  Interest expense for the three months ended March 29, 2014 was $0.7 million compared to $0.2 million for the three months ended March 30, 2013.  The increase in interest expense was primarily due to increased borrowings related to the acquisitions of Fresh Frozen Foods and Willamette Valley Fruit Company in 2013.  Interest expense primarily relates to borrowings on our revolving line of credit and capital lease financing.  For a description of our various financing facilities, see Note 6 to our Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Income Tax Provision.  Our income tax provision for the quarter ended March 29, 2014 was $0.9 million, compared to $0.6 million for the quarter ended March 30, 2013.  Our effective tax rate for the three months ended March 29, 2014 and March 30, 2013 was 36.0% and 35.9%, respectively.  This increase in the effective rate is due to a decrease in the benefits of domestic production activity deductions and expiration of research and development credits.

Liquidity and Capital Resources

Liquidity represents our ability to generate sufficient cash flows from operating activities to satisfy obligations as well as our ability to obtain appropriate financing.  Therefore, liquidity cannot be considered separately from capital resources that consist primarily of current and potentially available funds for use in achieving our objectives.  Currently, our liquidity needs arise primarily from working capital requirements, capital expenditures, and debt repayment.  Sufficient liquidity is expected to be available to enable us to meet these demands.  Net working capital was $28.1 million (a current ratio of 1.7:1) and $34.0 million (a current ratio of 2.0:1) at March 29, 2014 and December 28, 2013, respectively.

Operating Cash Flows

Cash flows from operating activities reflect our net earnings, adjusted for non-cash items such as, depreciation, amortization, stock-based compensation expense, write-offs and write-downs of assets, as well as changes in accounts receivable, inventories, accounts payable and accrued liabilities, and other assets and liabilities.

Net cash provided by operating activities was $6.7 million for the three months ended March 29, 2014 and $9.8 million for the three months ended March 30, 2013.  The year-over-year decrease was primarily a result of more cash used to build inventory in the current fiscal year as a result of increased demand primarily for our frozen fruit business and increased  accounts payable related to increased purchases of frozen fruit to meet demand.

Investing Cash Flows

Net cash used in investing activities was $5.9 million for the quarter ended March 29, 2014, compared to $3.4 million in the quarter ended March 30, 2013, representing capital expenditures of $5.3 million and payment of $0.5 million in contingent consideration related to the acquisition of Willamette Valley Fruit Company.  Capital expenditures in 2014 relate to the purchase of $4.7 million of manufacturing equipment, primarily related to new packaging and extrusion equipment at our Bluffton, Indiana facility, as well new freezing tunnels at our Lynden Washington, and Salem, Oregon facilities.  We also incurred approximately $0.4 million in planting costs at our Lynden, Washington facility.  Capital expenditures in fiscal 2013 primarily relate to the purchase of manufacturing equipment at our Bluffton, Indiana facility of $2.5 million, as well as $0.3 million in planting costs and $0.3 in equipment purchased at our Lynden, Washington facility.  During fiscal year 2014, we plan to make approximately $12.4 million in capital expenditures, primarily at our manufacturing facilities.  Capital expenditures are funded by net cash flow from operating activities, cash on hand, and available credit from our credit facility.

Financing Cash Flows

Net cash used in financing activities for the quarter ended March 29, 2014 was $1.1 million compared to $2.1 million in the quarter ended March 30, 2013.  This year-over-year decrease in cash used in financing activities is primarily due to decreased repayments on our line of credit, partially offset by increased payments made on long-term debt.

Debt and Capital Resources

Based on the maximum permitted leverage ratio as of March 29, 2014, the Company’s maximum borrowing capacity under the line of credit was reduced from $30.0 million to $14.6 million, of which $3.6 million was outstanding at March 29, 2014.  As is customary in such financings, U.S. Bank, our lender, may terminate its commitments and accelerate the repayment of amounts outstanding under our line of credit and exercise other remedies upon the occurrence of an event of default (as defined in the Senior Credit Facility), subject, in certain instances, to the expiration of any applicable cure period.  The Senior Credit Facility requires us to maintain compliance with certain financial covenants, including a minimum fixed charge coverage ratio and a leverage ratio.  At March 29, 2014, we were in compliance with all of the financial covenants.  See Note 6 to our Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for detail regarding our financing arrangements.

Outlook

We believe that our current financing arrangement with U.S. Bank is sufficient to finance our working capital needs and future capital expenditures.  We anticipate fiscal 2014 capital expenditures of approximately $12.4 million, funded through working capital and various purchase or leasing arrangements.  Our plans are not expected to materially affect our financial ratios or liquidity.  In connection with the implementation of our business strategy, we may incur operating losses in the future and may require future debt or equity financings (particularly in connection with future strategic acquisitions, new brand introductions or capital expenditures).  Expenditures relating to acquisition-related integration costs, market and territory expansion and new product development and introduction may adversely affect promotional and operating expenses and consequently may adversely affect operating and net income.  These types of expenditures are expensed for accounting purposes as incurred, while revenue generated from the result of such expansion or new products may benefit future periods.  We believe that we will generate positive cash flow from operations during the next twelve months, which, along with our existing working capital and available borrowings under our credit facilities, will enable us to meet our operating cash requirements for the next twelve months.  The belief is based on current operating plans and certain assumptions, including those relating to our future revenue levels and expenditures, industry and general economic conditions and other conditions.  For instance, if current general economic conditions continue or worsen, we believe that our sales forecasts may prove to be less reliable than they have in the past as consumers may change their buying habits with respect to snack food products.  Unexpected price increases for commodities used in our snack products, or adverse weather conditions affecting our Rader Farms crop yield could also impact our financial condition.  If any of these factors change, we may require future debt or equity financings to meet our business requirements.  Any required financings may not be available when needed or at all or, if available, may not be on terms attractive to us.

Interest Rate Swaps

See Note 6 to our Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for detail regarding our interest rate swaps.

Contractual Obligations

Other than the change in our licensing commitments to T.G.I. Friday’s reflected below, there have been no material changes in our reported contractual obligations, as described under “Contractual Obligations” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K/A for the year ended December 28, 2013.

Under our amended license agreement with T.G.I. Friday’s, effective March 31, 2014, non-refundable advances totaling $400,000 are payable in the amounts of $150,000 in the current year, $150,000 in years 2015-2016 and $100,000 in years 2017-2018.

Critical Accounting Policies and Estimates

There have been no significant changes to our critical accounting policies and estimates since the filing of our Annual Report on Form 10-K/A for the year ended December 28, 2013.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

There have been no material changes in our reported market risks, as described in “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A of our Annual Report on Form 10-K/A for the year ended December 28, 2013.

Item 4.  Controls and Procedures.

As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective for the purpose of providing reasonable assurance that the information required to be disclosed in the reports we file or submit under the Exchange Act of 1934 (1) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (2) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

During the fiscal quarter ended March 29, 2014, there were no changes to the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.   Legal Proceedings.

For a discussion of legal proceedings, see Note 7 to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors.

During the quarter ended March 29, 2014, there were no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K/A for the fiscal year ended December 28, 2013.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

The following table contains information for shares repurchased during the quarter ended March 29, 2014.

Fiscal period	Total number of shares purchased(1)	Average price per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
December 29, 2013 – February 1, 2014	—	$—	—	$—
February 2, 2014 – March 1, 2014	16,633	$12.53	—	$—
March 2, 2014 – March 29, 2014	—	$—	—	$—
Total	16,633	$12.53	—	$—

(1)         Shares of restricted stock withheld, at the election of a certain holder of restricted stock, by the Company from the vested portion of a restricted stock award with a market value approximating the amount of the withholding taxes due from such restricted stockholder.

Item 6. Exhibits

10.1+

License Agreement, effective March 31, 2014, between the Company and TGI Friday’s of Minnesota, Inc. (certain portions of this exhibit have been omitted pursuant to a confidentiality treatment request filed with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 21, 2014).

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15(d)-14(a).

31.2 *	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15(d)-14(a).

32**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Scheme Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

*   Filed herewith.

** Furnished herewith.

+  An application has been submitted to the Securities and Exchange Commission for confidential treatment, pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, of certain portions of this exhibit.  These portions have been omitted from this exhibit.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:	May 6, 2014	INVENTURE FOODS, INC.

		By:	/s/ Steve Weinberger
Steve Weinberger
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)