Form 10-Q
period 2014-06-28
INVENTURE FOODS, INC.
filed 2014-08-05
CIK 944508

UNITED STATES SECURITIES AND EXCHANGE

COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 28, 2014

or

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

As of August 1, 2014, the total number of shares outstanding of the registrant’s common stock was 19,528,802 shares.

INVENTURE FOODS, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

INVENTURE FOODS, INC. AND SUBSIDIARIES

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

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

Forward-looking statements are neither historical facts nor assurances of future performance.  Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to certain risks and uncertainties, including, without limitation, general economic conditions, increases in cost or availability of ingredients, packaging, energy and employees, price competition and industry consolidation, ability to execute strategic initiatives, product recalls or safety concerns, disruptions of supply chain or information technology systems, customer acceptance of new products and changes in consumer preferences, food industry and regulatory factors, interest rate risks, dependence upon major customers, dependence upon existing and future license agreements, the possibility that we will need additional financing due to future operating losses or in order to implement the Company’s business strategy, acquisition and divestiture-related risks, volatility of the market price of the Company’s common stock, and those other risks and uncertainties discussed herein, that could cause actual results to differ materially from historical results or those anticipated.  In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this Quarterly Report on Form 10-Q will in fact transpire or prove to be accurate.  Readers are cautioned to consider the specific risk factors described herein and in “Risk Factors” in our Annual Report on Form 10-K/A for the fiscal year ended December 28, 2013 and any subsequent Form 10-Q and Form 8-K reports, and not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof.

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

PART I.  FINANCIAL INFORMATION

Item 1.                                                         Financial Statements

INVENTURE FOODS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per-share data)

(unaudited)

	June 28,	December 28,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$878	$910
Accounts receivable, net of allowance for doubtful accounts of $104 and $219 at June 28, 2014 and December 28, 2013, respectively	21,814	23,618
Inventories	49,755	43,086
Deferred income tax asset	740	755
Other current assets	2,299	1,223
Total current assets	75,486	69,592

Property and equipment, net of accumulated depreciation of $36,720 and $33,880 at June 28, 2014 and December 28, 2013, respectively	55,953	50,140
Goodwill	23,064	23,064
Trademarks and other intangibles, net	25,022	25,624
Other assets	1,638	1,671
Total assets	$181,163	$170,091

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$20,404	$19,380
Accrued liabilities	11,207	10,121
Current portion of long-term debt	6,128	6,110
Total current liabilities	37,739	35,611

Long-term debt, less current portion	58,808	61,865
Line of credit	13,425	3,223
Deferred income tax liability	4,203	4,188
Interest rate swaps	449	526
Other liabilities	2,300	5,525
Total liabilities	116,924	110,938

Commitments and contingencies (Note 7)

Shareholders’ equity:
Common stock, $.01 par value; 50,000 shares authorized; 19,894 and 19,845 shares issued and outstanding at June 28, 2014 and December 28, 2013, respectively	199	198
Additional paid-in capital	31,929	30,960
Accumulated other comprehensive loss	(198)	(244)
Retained earnings	32,780	28,710
	64,710	59,624
Less: treasury stock, at cost: 368 shares at June 28, 2014 and December 28, 2013	(471)	(471)
Total shareholders’ equity	64,239	59,153
Total liabilities and shareholders’ equity	$181,163	$170,091

See accompanying notes to condensed consolidated financial statements (unaudited).

INVENTURE FOODS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per-share data)

(unaudited)

	Quarters Ended		Six Months Ended
	June 28,	June 29,	June 28,	June 29,
	2014	2013	2014	2013
Net revenues	$71,852	$53,677	$139,361	$102,214
Cost of revenues	58,396	44,541	114,342	84,253
Gross profit	13,456	9,136	25,019	17,961
Selling, general and administrative expenses	9,024	6,889	17,422	13,846
Operating income	4,432	2,247	7,597	4,115
Interest expense, net	584	171	1,254	391
Income before income tax provision	3,848	2,076	6,343	3,724
Income tax provision	1,376	669	2,274	1,261
Net income	$2,472	$1,407	$4,069	$2,463

Earnings per common share:
Basic	$0.13	$0.07	$0.21	$0.13
Diluted	$0.12	$0.07	$0.20	$0.13

Weighted average number of common shares:
Basic	19,468	19,307	19,453	19,257
Diluted	19,960	19,702	19,942	19,698

See accompanying notes to condensed consolidated financial statements (unaudited).

INVENTURE FOODS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Quarters Ended		Six Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Net income	$2,472	$1,407	$4,069	$2,463
Change in fair value of interest rate swaps, net of tax	18	65	46	99
Comprehensive income	$2,490	$1,472	$4,115	$2,562

See accompanying notes to condensed consolidated financial statements (unaudited).

INVENTURE FOODS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended
	June 28, 2014	June 29, 2013
Cash flows from operating activities:
Net income	$4,069	$2,463
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,321	2,544
Amortization	602	5
Provision for bad debts	14	(25)
Deferred income taxes	327	747
Excess income tax benefit from exercise of stock options	(297)	(544)
Share-based compensation expense	745	381
Loss on disposition of equipment	124	20
Contingent consideration revaluation	(516)	—
Change assets and liabilities, net of effects from acquisitions:
Accounts receivable	1,790	(3,560)
Inventories	(6,669)	53
Other assets and liabilities	(1,044)	309
Accounts payable and accrued liabilities	623	4,425
Net cash provided by operating activities	3,089	6,818

Cash flows from investing activities:
Purchase of equipment	(9,259)	(5,510)
Acquisition of Willamette Valley Fruit Company	—	(8,472)
Payment of additional purchase price consideration for Willamette Valley Fruit Company	(1,250)	—
Net cash used in investing activities	(10,509)	(13,982)

Cash flows from financing activities:
Net borrowings (repayments) on line of credit	10,202	(383)
Proceeds from issuance of common stock under equity award plans	136	133
Payments made on capital lease obligations	(229)	(243)
Borrowings on equipment term loan	—	8,500
Payments made on long-term debt	(2,810)	(858)
Payment of deferred financing fees	—	(78)
Excess income tax benefit from exercise of stock options	297	544
Payment of payroll taxes on stock-based compensation through shares withheld	(208)	(444)
Net cash provided by financing activities	7,388	7,171
Net (decrease) increase in cash and cash equivalents	(32)	7
Cash and cash equivalents at beginning of period	910	419
Cash and cash equivalents at end of period	$878	$426

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$701	$467
Cash paid during the period for income taxes	$2,212	$101

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

In our healthy/natural food category, products include Rader Farms® frozen berries, Boulder Canyon® brand kettle cooked potato chips, Willamette Valley Fruit CompanyTM brand frozen berries, Fresh FrozenTM brand frozen vegetables, Jamba® branded blend-and-serve smoothie kits under license from Jamba Juice Company, Seattle’s Best Coffee® Frozen Coffee Blends branded blend-and-serve frozen coffee beverage under license from Seattle’s Best Coffee, LLC and private label frozen fruit and healthy/natural snacks.

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

We operate manufacturing facilities in seven locations.  Our frozen berry products are processed in Lynden, Washington and two facilities in Salem, Oregon.  Our frozen berry business grows, processes and markets premium berry blends, raspberries, blueberries and rhubarb and purchases marionberries, cherries, cranberries, strawberries and other fruits from a select network of fruit growers for resale.  The fruit is processed, frozen and packaged for sale and distribution to wholesale customers.  Our frozen vegetable products are processed in Jefferson, Georgia and Thomasville, Georgia.  Our frozen beverage products are packaged at our Lynden, Washington facility.  We also use third-party processors for certain frozen products and package certain frozen fruits for other manufacturers.  Our snack products are manufactured at our Phoenix, Arizona and Bluffton, Indiana plants, as well as some third-party plants for certain products.

Our fiscal year ends on the last Saturday occurring in the month of December of each calendar year.  Accordingly, the second quarter of 2014 commenced March 30, 2014 and ended June 28, 2014.

Basis of Presentation

The consolidated financial statements include the accounts of Inventure Foods, Inc. and all of our wholly owned subsidiaries.  All significant intercompany amounts and transactions have been eliminated.  The financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all the information and footnotes required by accounting principles generally accepted in the United States of America (“U.S. GAAP”).  In the opinion of management, the condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary in order to make the consolidated financial statements not misleading.  A description of our accounting policies and other financial information is included in the audited financial statements filed with our Annual Report on Form 10-K/A for the fiscal year ended December 28, 2013.  The results of operations for the quarter ended June 28, 2014 are not necessarily indicative of the results expected for the full year.

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

At June 28, 2014 and December 28, 2013, the carrying value of cash, accounts receivable, accounts payable and accrued liabilities approximate fair values since they are short-term in nature.  The carrying value of the long-term debt approximates fair-value based on the borrowing rates currently available to us for long-term borrowings with similar terms.  The following table summarizes the valuation of our financial instruments (in thousands):

		June 28, 2014			December 28, 2013
Balance Sheet Classification		Interest Rate Swaps	Non-qualified Deferred Compensation Plan Investments	Earn-out Contingent Consideration Obligation	Interest Rate Swaps	Non-qualified Deferred Compensation Plan Investments	Earn-out Contingent Consideration Obligation
Other assets	Level 1	$—	$652	$—	$—	$579	$—
Interest rate swaps	Level 2	(449)	—	—	(526)	—	—
Accrued liabilities	Level 3	—	—	(2,737)	—	—	—
Other liabilities	Level 3	—	—	(1,350)	—	—	(5,053)
		$(449)	$652	$(4,087)	$(526)	$579	$(5,053)

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

The fair value measurement of the earn-out contingent consideration obligation relates to the acquisition of Willamette Valley Fruit Company in May 2013 and Fresh Frozen Foods in November 2013, and is included in accrued liabilities and other long-term liabilities in the consolidated balance sheets.  The fair value measurement is based upon significant inputs not observable in the market.  Changes in the value of the obligation are recorded as income or expense in our consolidated statements of income.  To determine the fair value, we valued the contingent consideration liability based on the expected probability weighted earnout payments corresponding to the EBITDA thresholds.  The expected earnout payments were then present valued by applying a discount rate that captures a market participants view of the risk associated with the expected earnout payments.  During the quarter ended June 28, 2014, we revalued the contingent consideration related to the Fresh Frozen Foods acquisition to $2.1 million due to forecasted reduction in estimated achievement of related targets.

INVENTURE FOODS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

A summary of the activity of the fair value of the measurements using unobservable inputs (Level 3 Liabilities) for the quarter ended June 28, 2014, is as follows (in thousands):

Level 3
Balance at December 28, 2013	$5,053
Earn-out compensation paid to Willamette Valley Fruit Company	(450)
Fresh Frozen Foods earn-out revaluation	(516)
Balance at June 28, 2014	$4,087

Income Taxes

For the quarters ended June 28, 2014 and June 29, 2013 our provisions for income taxes were $1.4 million and $0.7 million, respectively.  The effective tax rate for the second quarter of 2014 was 35.8% compared with 32.2% for the second quarter of 2013.  The change in the effective tax rate is primarily due to a decrease in the benefits of domestic production activity deductions and higher state taxes.

For the six months ended June 28, 2014 and June 29, 2013 our provisions for income taxes were $2.3 million and $1.3 million respectively.  Our effective tax rate for the six months ended June 28, 2014 and June 29, 2013 was 35.9% and 33.9%, respectively.  The change in the effective tax rate is due to a discontinuation of research credits, a decrease in the benefits of domestic production activity deductions and higher state taxes.

Earnings Per Common Share

Basic earnings per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period and includes unvested restricted stock grants.  Diluted earnings per share is calculated by including all dilutive common shares such as stock options.  Under the Financial Accounting Standards Board (“FASB”) ASC 260-10, unvested restricted stock grants that contain non-forfeitable rights to dividends or dividend equivalents are participating securities and, therefore, requires earnings per share to be presented pursuant to the two-class method.  However, the application of this method would have no effect on basic and diluted earnings per common share and is therefore not presented.

Options to purchase 11,921 and 5,960 shares of our common stock were excluded from the computation of diluted earnings per share for the quarter and six months ended June 28, 2014, respectively.  Options to purchase 274,222 and 217,403 shares of our common stock were excluded from the computation of diluted earnings per share for the quarter and six months ending June 29, 2013, respectively.  These exclusions were made because the options’ exercise prices were greater than the average market price of our common stock for those periods.  Exercises of outstanding stock options or warrants are assumed to occur for purposes of calculating diluted earnings per share for periods in which their effect would not be anti-dilutive.

Earnings per common share was computed as follows for the quarters and six months ended June 28, 2014 and June 29, 2013 (in thousands, except per share data):

	Quarters Ended		Six Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Basic Earnings Per Share:
Net income	$2,472	$1,407	$4,069	$2,463
Weighted average number of common shares	19,468	19,307	19,453	19,257
Earnings per common share	$0.13	$0.07	$0.21	$0.13

Diluted Earnings Per Share:
Net income	$2,472	$1,407	$4,069	$2,463
Weighted average number of common shares	19,468	19,307	19,453	19,257
Incremental shares from assumed conversions of stock options and non-vested shares of restricted stock	492	395	489	441
Adjusted weighted average number of common shares	19,960	19,702	19,942	19,698
Earnings per common share	$0.12	$0.07	$0.20	$0.13

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

See Note 9 “Shareholder’s Equity” for additional information.

Adoption of New Accounting Pronouncements

Changes to U.S. GAAP are established by the FASB in the form of accounting standards updates (“ASU”) to the FASB’s Accounting Standards Codification.

We consider the applicability and impact of all ASUs.  ASUs not listed below were assessed and determined to be either not applicable or are expected to have minimal impact on our consolidated financial position or results of operations.

In 2013, the FASB issued accounting guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss or a tax credit carryforward exists.  The guidance is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013.  The implementation of the guidance did not have a material impact on our consolidated financial position or results of operations.

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

In May 2014, the FASB issued new accounting guidance related to revenue recognition.  This new standard will replace all current U.S. GAAP guidance on this topic and eliminate all industry-specific guidance.  The new revenue recognition standard provides a unified model to determine when and how revenue is recognized.  The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services.  This guidance will be effective at the beginning of our 2017 fiscal year and can be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption.  We are evaluating the impact, if any, of adopting this new accounting standard on our financial statements.

In June 2014, the FASB issued new guidance related to stock compensation.  The new standard requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition.  As such, the performance target should not be reflected in estimating the grant date fair value of the award.  This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the periods for which the requisite service has already been rendered.  The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015 and can be applied either prospectively or retrospectively to all awards outstanding as of the beginning of the earliest annual period presented as an adjustment to opening retained earnings.  Early adoption is permitted.  We are evaluating the impact, if any, of adopting this new accounting guidance on our financial statements.

INVENTURE FOODS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

2.                                      Acquisitions

Fiscal 2013 Acquisitions

Fresh Frozen Foods

On November 8, 2013, we acquired substantially all of the assets, properties and rights of Fresh Frozen Foods, LLC. (“Fresh Frozen Foods”), a branded frozen vegetable processor.  We have included the financial results of Fresh Frozen Foods in our consolidated financial statements from the date of acquisition.  The total purchase price for Fresh Frozen Foods was $38.4 million in cash plus a working capital adjustment of $0.4 million.  An additional amount of up to $3.0 million is payable to Fresh Frozen Foods as contingent consideration in the form of an earn-out based on 2014 performance.  At the time of acquisition the contingent consideration was recorded at $2.6 million based on the fair value assessment at acquisition.  Such contingent payment, if any, will be paid during the first quarter of 2015.  We recorded $20.0 million of identifiable intangible assets and $13.2 million of net tangible assets that were assumed as a part of this acquisition based on their estimated fair values, and $8.3 million of residual goodwill.

As of June 28, 2014, the contingent consideration was remeasured at $2.1 million, which resulted in a decrease in operating expenses of $0.5 million during second quarter of 2014.

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

During the first quarter of 2014 we paid $0.5 million of the contingent consideration upon completion of certain thresholds achieved during the 2013 fiscal period.  We also paid $0.8 million in holdbacks upon expiration of certain indemnifications and completion of post-acquisition obligations.

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

		Quarter Ended	Six Months Ended
		June 29, 2013	June 29, 2013
Net revenues	As reported	$53,677	$102,214
	pro forma	$70,454	$136,497

Net income	As reported	$1,407	$2,463
	pro forma	$1,825	$3,350

Diluted earnings per share	As reported	$0.07	$0.13
	pro forma	$0.09	$0.17

INVENTURE FOODS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

3.                                      Inventories

Inventories consisted of the following (in thousands):

	June 28,	December 28,
	2014	2013
Finished goods	$12,375	$18,392
Raw materials	37,380	24,694
	$49,755	$43,086

4.                                      Goodwill, Trademarks and Other Intangibles

Goodwill, trademarks and other intangibles, net consisted of the following (in thousands):

	Estimated Useful Life	June 28, 2014	December 28, 2013
Goodwill:
Inventure Foods		$5,986	$5,986
Rader Farms		5,630	5,630
Willamette Valley Fruit Company		3,147	3,147
Fresh Frozen Foods		8,301	8,301
Total Goodwill		$23,064	$23,064

Trademarks:
Inventure Foods		$896	896
Rader Farms		1,070	1,070
Willamette Valley Fruit Company		740	740
Fresh Frozen Foods		9,475	9,475

Other intangibles:
Rader Farms- Customer relationship, gross carrying amount	10 years	100	100
Rader Farms- Customer relationship, accum. amortization		(71)	(66)
Willamette Valley Fruit Company - Customer relationship, gross carrying amount	10 years	3,200	3,200
Willamette Valley Fruit Company - Customer relationship, accum. amortization		(320)	(160)
Fresh Frozen Foods - Customer relationship, gross carrying amount	12 years	10,487	10,487
Fresh Frozen Foods - Customer relationship, accum. amortization		(555)	(118)
Total trademarks and other intangibles, net		$25,022	$25,624

Our amortization expense related to these intangibles was $0.3 million and $0.6 million for the quarters and six months ended June 28, 2014 respectively, and $3,000 and $5,000 for the quarters and six months ended June 29, 2013, respectively.

Goodwill and trademarks are reviewed for impairment annually in the fourth fiscal quarter, or more frequently if impairment indicators arise.  We believe the carrying values of our intangible assets are appropriate as of June 28, 2014.

INVENTURE FOODS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

5.                                      Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	June 28, 2014	December 28, 2013
Accrued payroll and payroll taxes	$2,064	$1,070
Accrued royalties and commissions	1,032	1,078
Accrued advertising and promotion	1,350	1,610
Accrued berry purchase payments	1,717	2,971
Accrued contingent consideration	2,737	—
Accrued other	2,307	3,392
	$11,207	$10,121

6.                                      Long-Term Debt

Our long-term debt consists of the following (in thousands):

	June 28, 2014	December 28, 2013
Senior secured term loan due quarterly through November 2018	57,450	60,000
Equipment term loan B due monthly through September, 2020	1,381	1,481
Bluffton, IN mortgage loan due monthly through December 2016	1,871	1,916
Lynden, WA real estate term loan due monthly through July 2017	2,685	2,805
Capital lease obligations, primarily due September 2017	1,549	1,773
	64,936	67,975
Less current portion of long-term debt	(6,128)	(6,110)
Long-term debt, less current portion	$58,808	$61,865

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

The borrowing capacity available to us under the Senior Credit Facility consists of notes representing:

•                  A revolving line of credit up to $30.0 million, maturing on November 8, 2018.  At June 28, 2014, $13.4 million was outstanding and $16.6 million was available under the line of credit.  All borrowings under the revolving line of credit bear interest at either (i) the prime rate of interest announced by U.S. Bank from time to time or (ii) LIBOR, plus the LIBOR Rate Margin (as defined in the revolving credit facility note) as adjusted.

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

As is customary in such financings, U.S. Bank, on behalf of the syndicate of lenders, may terminate the syndicate’s commitments, accelerate the repayment of amounts outstanding and exercise other remedies upon the occurrence of an event

INVENTURE FOODS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

of default (as defined in the Senior Credit Facility), subject, in certain instances, to the expiration of an applicable cure period.  The Senior Credit Facility requires us to maintain compliance with certain financial covenants, including a minimum fixed charge coverage ratio and a leverage ratio.  At June 28, 2014, we were in compliance with all of the financial covenants.

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

We entered into an interest rate swap in 2006 to convert the interest rate of the mortgage loan to purchase the Bluffton, Indiana plant from the contractual rate of 30 day LIBOR plus 165 basis points to a fixed rate of 6.85%.  The swap has a fixed pay rate of 6.85% and a notional amount of approximately $1.9 million at June 28, 2014 and expires in December 2016.  The interest rate swap had fair value of $0.2 million at June 28, 2014, which is recorded as a liability on the accompanying condensed consolidated balance sheet.  The swap value was determined in accordance with the fair value measurement guidance discussed earlier using Level 2 observable inputs and approximates the loss that would have been realized if the contract had been settled on June 28, 2014.

We entered into another interest rate swap in January 2008 to effectively convert the interest rate on the real estate term loan to a fixed rate of 4.28%.  The interest rate swap is structured with decreasing notional amounts to match the expected pay down of the debt.  The notional value of the swap at June 28, 2014 was $2.7 million.  The interest rate swap is accounted for as a cash flow hedge derivative and expires in July 2017.  The interest rate swap had fair value of $0.2 million at June 28, 2014, which is recorded as a liability on the accompanying condensed consolidated balance sheet.  This value was determined in accordance with the fair value measurement guidance discussed earlier using Level 2 observable inputs and approximates the loss that would have been realized if the contract had been settled on June 28, 2014.

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

On June 28, 2013, a class action complaint against Jamba Juice and the Company, captioned Lilly v. Jamba Juice Company et al (the “Lilly Matter”), was filed in the Federal Court for the Northern District of California and makes nearly identical allegations as those made in the Anderson Matter, except that the complaint also alleges that the smoothie kits contain two additional allegedly non-natural ingredients.  The plaintiffs in this new action are represented by the same counsel that represented the plaintiff in the Anderson Matter.  While we currently believe the “all natural” statement on the smoothie kits are not misleading and in full compliance with FDA guidelines, we are investigating the claims asserted in the Lilly Matter, and intend to vigorously defend against them.  On September 17, 2013, we filed a motion to dismiss, seeking to dismiss plaintiffs’ claims as to gelatin and the Orange Dream Machine smoothie kit.  Our motion was denied in November 2013.  On February 3, 2014, the plaintiffs filed a motion to certify a class of all persons in California who bought certain Jamba Juice smoothie kits.  The parties held a mediation on March 31, 2014.  Although the parties did not reach an agreement, settlement discussions continue.  Counsel for the Company and Jamba Juice deposed both plaintiffs on May 6, 2014.  The Company and Jamba Juice filed their response to the plaintiffs’ motion on June 30, 2014, and oral argument is scheduled for August 21, 2014.  The court will hold a case management conference after it has issued a class certification order.

On February 13, 2014, the Company was sued in two putative class actions filed by Vanessa Montantes alleging that it recorded telephone calls made to its consumer affairs telephone number without obtaining consent to recording as allegedly required by California law.  One of the actions was filed in California State Court and captioned Vanessa Montantes v. Inventure Foods, Inc. doing business as Boulder Canyon Natural Foods, Superior Court for the State of California for the County of Los Angeles Case No. BC536218.  This state court action was dismissed by the plaintiff within a few days of its original filing date.  The other action was filed in Federal Court and captioned Vanessa Montantes v. Inventure Foods d/b/a Boulder Canyon Natural Foods, United States District Court for the Central District of California Case No. CV14-1128 MWF (RZx).  The Company filed a motion to dismiss the complaint on April 21, 2014, which was denied on June 9, 2014.  The Company also demanded indemnity from EMS, Inc., the independent contractor that answered the consumer affairs calls, but EMS, Inc. has not agreed to indemnify the Company.  On July 15, 2014, plaintiff filed a First Amended Complaint adding EMS, Inc. as a defendant.  The Company’s answer to the First Amended Complaint is due on August 1, 2014.

8.                                      Business Segments

Our operations consist of two reportable segments: frozen products and snack products.  The frozen products segment produces frozen fruits, vegetables and beverages for sale primarily to groceries, club stores and mass merchandisers.  The snack products segment produces potato chips, kettle chips, potato crisps, potato skins, pellet snacks, sheeted dough products, cereal and extruded products for sale primarily to snack food distributors and retailers.  Our reportable segments offer different products and services.  The majority of our revenues are attributable to external customers in the United States.  We also sell to external customers internationally, however, the revenues attributable to such customers are immaterial.  All of our assets are located in the United States.

INVENTURE FOODS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

We do not allocate assets, selling, general and administrative expenses, income taxes or other income and expense to our reportable segments.  The following tables present information about our reportable segments for the quarters and six months ended June 28, 2014 and June 29, 2013 (in thousands):

	Frozen Products	Snack Products	Consolidated
Quarter ended June 28, 2014
Net revenues from external customers	$44,138	$27,714	$71,852
Depreciation and amortization included in segment gross profit	504	631	1,135
Segment gross profit	7,098	6,358	13,456
Goodwill	17,078	5,986	23,064

Quarter ended June 29, 2013
Net revenues from external customers	$27,921	$25,756	$53,677
Depreciation and amortization included in segment gross profit	287	524	811
Segment gross profit	4,446	4,690	9,136
Goodwill	8,777	5,986	14,763

Six months ended June 28, 2014
Net revenues from external customers	$87,793	$51,568	$139,361
Depreciation and amortization included in segment gross profit	979	1,208	2,187
Segment gross profit	14,942	10,077	25,019
Goodwill	17,078	5,986	23,064

Six months ended June 29, 2013
Net revenues from external customers	$54,557	$47,657	$102,214
Depreciation and amortization included in segment gross profit	536	1,019	1,555
Segment gross profit	9,394	8,567	17,961
Goodwill	8,777	5,986	14,763

The following table reconciles reportable segment gross profit to our consolidated income before income tax provision the quarters and six months ended June 28, 2014 and June 29, 2013 (in thousands):

	Quarters Ended		Six Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Segment gross profit	$13,456	$9,136	$25,019	$17,961
Unallocated amounts:
Selling, general and administrative expenses	(9,024)	(6,889)	(17,422)	(13,846)
Interest expense, net	(584)	(171)	(1,254)	(391)
Income before income tax provision	$3,848	$2,076	$6,343	$3,724

9.                                      Shareholders’ Equity

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

INVENTURE FOODS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

Restricted Stock

During the three months ended June 28, 2014 and June 29, 2013, we recorded total share-based compensation expense from restricted stock shares and restricted stock units of $385,000 and $39,000, respectively.  During the six months ended June 28, 2014 and June 29, 2013, we recorded total share-based compensation expense from restricted stock of $458,000 and $95,000, respectively.

The following table summarizes activities related to restricted shares for the six months ended June 28, 2014:

	Number	Weighted Average Grant Date Fair Value
Balance, December 28, 2013	314,350	$5.82
Granted	25,000	$12.78
Vested	(63,539)	$4.70
Forfeited	(65,961)	$4.09
Balance at June 28, 2014	209,850	$7.53

As of June 28, 2014 the total unrecognized costs related to non-vested restricted stock shares was $0.7 million, which is expected to be recognized over a weighted average period of 1.13 years.  This expected compensation expense does not reflect any new awards, or modifications to existing awards, that could occur in the future.

The following table summarizes activities related to restricted stock units for the six months ended June 28, 2014:

	Number	Weighted Average Grant Date Fair Value
Balance, December 28, 2013	—	$—
Granted	144,748	$13.21
Vested	—	$—
Forfeited	—	$—
Balance at June 28, 2014	144,748	$13.21

As of June 28, 2014 the total unrecognized costs related to non-vested restricted stock units granted was $1.8 million, which is expected to be recognized over a weighted average period of 2.99 years.  This expected compensation expense does not reflect any new awards, or modifications to existing awards, that could occur in the future.

Options

We recorded total share-based compensation expense from stock options of approximately $137,000 and $148,000 during the quarters ended June 28, 2014 and June 29, 2013, respectively.  We recorded total share-based compensation expense from stock options of approximately $287,000 and $286,000 during the six months ended June 28, 2014 and June 29, 2013, respectively.

The following table summarizes stock option activity during the six months ended June 28, 2014:

	Options Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value (in-the-money options)	Weighted Average Remaining Contractual Life (in years)
Outstanding at December 28, 2013	934,300	$4.58
Granted	46,652	$12.98
Exercised	(136,425)	$3.82
Forfeited or expired	(22,000)	$6.22
Outstanding at June 28, 2014	822,527	$5.13	$5,228,077	6.88

As of June 28, 2014, the total unrecognized costs related to non-vested stock option awards granted was $1.2 million, which is expected to be recognized over a weighted average period of 2.82 years.  This expected compensation expense does not reflect any new awards, or modifications to existing awards, that could occur in the future.  The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on our closing stock price of $11.40 as of June 28, 2014, which would have been received by the option holders had all option holders exercised options and sold the underlying shares on that date.

INVENTURE FOODS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

The following table summarizes information about stock options outstanding and exercisable at June 28, 2014:

Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$ 1.70 - $2.40	216,600	4.52	$1.98	214,600	$1.98
$ 3.12 - $4.16	217,200	6.40	$3.83	120,800	$3.78
$ 4.28 - $7.21	334,575	8.24	$6.86	105,475	$6.83
$ 7.61 - $13.21	54,152	9.81	$12.33	1,000	$7.61
	822,527	6.88	$5.13	441,875	$3.64

The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the quarters and six months ended June 28, 2014 and June 29, 2013:

	Quarters Ended		Six Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Expected dividend yield (%)	—	—	—	—
Expected volatility (%)	38-39	54	38-39	54-55
Risk-free interest rate (%)	2.5-2.7	2.0-2.2	2.5-2.7	1.9 – 2.2
Expected life (years)	5.5-6.5	5.5-6.5	5.5-6.5	5.5-6.5

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

Results of Operations

The following table sets forth for the periods presented certain financial data as a percentage of net sales for the quarter and six months ended June 28, 2014 and June 29, 2013:

	Quarters Ended		Six Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	81.3	83.0	82.0	82.4
Gross profit	18.7	17.0	18.0	17.6
Selling, general and administrative expenses	12.6	12.8	12.4	13.6
Operating income	6.1	4.2	5.4	4.0
Interest expense, net	0.8	0.3	0.9	0.4
Income before income taxes	5.3	3.9	4.5	3.6
Income tax provision	1.9	1.3	1.6	1.2
Net income	3.4%	2.6%	2.9%	2.4%

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

Net Revenues.  Consolidated net revenues increased 33.9% to $71.9 million in the quarter ended June 28, 2014, an increase of $18.2 million compared to $53.7 million during the prior-year period.  Net revenues for the six months ended June 28, 2014 increased 36.3% compared to the six months ended June 29, 2013.  Our net revenues by operating segment were as follows (in thousands):

	Quarters Ended			Six Months Ended
	June 28, 2014	June 29, 2013	% Change	June 28, 2014	June 29, 2013	% Change
Frozen	$44,138	$27,921	58.1%	$87,793	$54,557	60.9%
Snack	27,714	$25,756	7.6%	51,568	47,657	8.2%
Consolidated	$71,852	$53,677	33.9%	$139,361	$102,214	36.3%

Our frozen products segment net revenues were $44.1 million during the second quarter 2014, an increase of $16.2 million, or 58.1%, compared to the prior year period.  This increase was due to increases in our frozen berry business and sales of frozen vegetables attributable to the acquisition of Fresh Frozen Foods in November 2013.  Net revenues from frozen berries increased 13.9% in the second quarter of 2014, compared to the second quarter of 2013, primarily attributable to the acquisition of Willamette Valley Fruit Company in May 2013.  Net revenues from sales of frozen vegetables also contributed to the second quarter of 2014.

During the six months ended June 28, 2014, the frozen products segment net revenues were $87.8 million, up $33.2 million, or 60.9%, compared to the first six months of 2013.  This increase was due to increases in our frozen berry business and the addition of sales of frozen vegetables attributable to the acquisition of Fresh Frozen Foods in November 2013.  Net revenues from frozen berries increased 12.4% in the first half of 2014, compared to the first half of 2013, primarily attributable to the acquisition of Willamette Valley Fruit Company in May 2013.  Net revenues from sales of frozen vegetables also contributed to the first half of 2014.

Our snack products segment net revenues increased 7.6%, or $2.0 million, to $27.7 million for the quarter ended June 28, 2014, compared to $25.8 million for the quarter ended June 29, 2013.  This increase was primarily attributable to net sales of our Boulder Canyon® products, which increased 79.1% in the second quarter of 2014, compared to the second quarter of 2013.  These gains were partially offset by a decrease of our indulgent private label and co-pack business, as well as a 6.0% decline in net revenues of our T.G.I. Friday’s branded products.

During the six months ended June 28, 2014 net revenues of the snack segment increased $3.9 million, or 8.2%, to $51.6 million, compared to $47.7 million in the first six months of the previous year.  This increase was primarily attributable to net sales of our Boulder Canyon® products, which increased 49.9% in the first half of 2014, compared to the first half of 2013 and a 59.0% increase in our co-pack business.  These gains were partially offset by a decrease of our indulgent private label and co-pack business, as well as a 12.4% decline in net revenues of our T.G.I. Friday’s branded products.

Gross Profit.  Gross profit for the quarter ended June 28, 2014 increased 47.3% compared to the quarter ended June 29, 2013, with gross margin increasing 170 basis points to 18.7% for the three months ended June 28, 2014, compared to 17.0% for the three months ended June 29, 2013.  For the six months ended June 28, 2014, gross profit increased 39.3% compared to the six months ended June 29, 2013, with gross margin increasing 40 basis points to 18.0% for the six months ended June 28, 2014, compared to 17.6% for the six months ended June 29, 2013.  Our gross profit and gross profit as a percentage of net sales by operating segment were as follows (in thousands):

	Quarters Ended				Six Months Ended
	June 28, 2014	% of Net Revenues	June 29, 2013	% of Net Revenues	June 28, 2014	% of Net Revenues	June 29, 2013	% of Net Revenues
Frozen	$7,098	16.1%	$4,446	15.9%	$14,942	17.0%	$9,394	17.2%
Snack	6,358	22.9%	4,690	18.2%	10,077	19.5%	8,567	18.0%
Consolidated	$13,456	18.7%	$9,136	17.0%	$25,019	18.0%	$17,961	17.6%

Our frozen segment gross profit for the quarter ended June 28, 2014 increased $2.7 million, or 59.6%, to $7.1 million.  Gross margin increased 20 basis points to 16.1% for the quarter ended June 28, 2014, compared to 15.9% during the quarter ended June 29, 2013.  This increase in gross margin for the second quarter of 2014 was primarily attributable to our product sales mix, including increased sales of our branded products.

The frozen segment gross profit increased $5.5 million, or 59.1%, to $14.9 million for the six-month period ended June 28, 2014.  Gross margin decreased 20 basis points to 17.0% for the six month period ended June 28, 2014, compared to 17.2% during the same period of 2013.  This decrease in gross margin for the first half of 2014 was primarily attributable to increased freight costs, partially offset by our product sales mix, including increased sales of our branded products.

Our snack products segment gross profit for the quarter ended June 28, 2014 increased $1.7 million, or 35.6%, to $6.4 million.  Gross margin increased 470 basis points to 22.9% for the quarter ended June 28, 2014, compared to 18.2% during quarters ended June 29, 2013.  This increase in gross margin was primarily due to our product sales mix, including increased sales of our branded products, decreased sales of certain lower margin products and reduced promotional spending.

Our snack products segment gross profit for the first six months of 2014 increased $1.5 million to $10.1 million, compared to $8.6 million in the prior year period.  Gross margin increased 150 basis points to 19.5% during the first six months of 2014 compared to 18.0% in the prior year period.  This increase in gross margin was primarily due to our product sales mix, including increased sales of our branded products, decreased sales of certain lower margin products and reduced promotional spending.

Selling, General and Administrative Expenses.  Selling and administrative (“SG&A”) expenses increased $2.1 million, or 31.0%, for the quarter ended June 28, 2014 compared to the quarter ended June 29, 2013.  As a percentage of net revenues, SG&A expenses decreased 20 basis points to 12.6%, compared to 12.8% during the second quarter of 2013.  The increase in SG&A expenses was primarily driven by increased costs from our acquired businesses.

For the six months ended June 28, 2014, SG&A expenses increased $3.6 million, or 25.8%, compared to the six months ended June 29, 2013.  As a percentage of net revenues, SG&A expenses decreased 100 basis points to 12.5% in the six months ended June 28, 2014, compared to 13.6% during the first six months of 2013.  The increase in SG&A expenses was primarily driven by increased costs from our acquired businesses, partially offset by increased marketing and sampling expenses in the prior year related to Boulder Canyon® branded products and increased sampling expenses incurred for a Super Bowl mass merchandiser event during the first quarter of 2013 related to T.G.I. Friday’s® branded products.

Interest Expense.  Interest expense for the three and six months ended June 28, 2014 increased $0.4 million, and $0.9 million, respectively, compared to the three and six months ended June 29, 2013.  Interest expense primarily relates to borrowings associated with our acquisitions, our revolving line of credit and capital lease financing.  For a description of our various financing facilities, see Note 6 to our Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Income Tax Provision.  Our income tax provision for the quarter ended June 28, 2014 was $1.4 million, compared to $0.7 million for the quarter ended June 29, 2013.  Our effective tax rate for the quarters ended June 28, 2014 and June 29, 2013 was 35.8% and 32.2%, respectively.  The change in the effective tax rate is primarily due to a decrease in the benefits of domestic production activity deductions and higher state taxes.

The income tax provision for the six months ended June 28, 2014 was $2.3 million, compared $1.3 million for the first six months of 2013.  Our effective tax rate for the six months ended June 28, 2014 and June 29, 2013 was 35.9% and 33.9%, respectively.  The change in the effective tax rate is due to a discontinuation of research credits, a decrease in the benefits of domestic production activity deductions and higher state taxes.

Liquidity and Capital Resources

Liquidity represents our ability to generate sufficient cash flows from operating activities to satisfy obligations as well as our ability to obtain appropriate financing.  Therefore, liquidity cannot be considered separately from capital resources that consist primarily of current and potentially available funds for use in achieving our objectives.  Currently, our liquidity needs arise primarily from working capital requirements, capital expenditures, and debt repayment.  Sufficient liquidity is expected to be available to enable us to meet these demands.  Net working capital was $37.7 million (a current ratio of 2.0:1) and $34.0 million (a current ratio of 2.0:1) at June 28, 2014 and December 28, 2013, respectively.

Operating Cash Flows

Cash flows from operations for the six months ended June 28, 2014 and June 29, 2013 reflect our net income, adjusted for non-cash items such as depreciation, amortization, share-based compensation expense and write-offs and write-downs of assets, as well as changes in accounts receivable, inventories, other current assets and liabilities, accounts payable and accrued expenses and other liabilities.  Net cash provided by operating activities was $3.1 million for the six months ended June 28, 2014 and $6.8 million for the six months ended June 29, 2013.  The $3.7 million year-over-year decrease in cash provided by operations was primarily a result of increased cash used to maintain inventory in the current year as a result of continued growth in demand primarily for our frozen products business.  These decreases in cash provided by operations were partially offset by a decrease in accounts receivable.

Investing Cash Flows

Net cash used in investing activities was $10.5 million for the six months ended June 28, 2014, compared to $14.0 million for the six months ended June 29, 2013.  This decrease was primarily due to a cash payment of $8.5 million to fund the acquisition of Willamette Valley Fruit Company during the second quarter of 2013.  Capital expenditures of $9.3 million in 2014 relate to the purchase of $8.0 million of manufacturing equipment, primarily related to new packaging and extrusion equipment at our Bluffton, Indiana facility, as well new freezing tunnels at our Lynden Washington, and Salem, Oregon facilities.  We also incurred approximately $0.9 million in planting costs at our Lynden, Washington facility.  Capital expenditures of $5.5 million in 2013 primarily relate to the purchase of manufacturing equipment at our Bluffton facility of $3.5 million, as well as $0.8 million in planting costs, $0.7 million in equipment purchased at our Lynden facility and $0.5 million in office equipment/software.  During the full year 2014, we plan to spend approximately $12.4 million in capital expenditures, primarily at our manufacturing facilities.  Capital expenditures are funded by net cash flow from operating activities, cash on hand, and available credit from our credit facility.

Financing Cash Flows

Net cash provided by financing activities for the six months ended June 28, 2014 was $7.4 million, compared to $7.2 million in the six months ended June 29, 2013.  This $0.2 million year-over-year increase in cash provided by financing activities is primarily due to increased borrowings on our line of credit, partially offset by increased payments on long-term debt.

Debt and Capital Resources

At June 28, 2014, there was $0.9 million in cash and $13.4 million borrowed on our revolving line of credit.  At that date, $16.6 million of additional borrowings were available under the revolving line of credit.  As is customary in such financings, U.S. Bank may terminate its commitments and accelerate the repayment of amounts outstanding and exercise other remedies upon the occurrence of an event of default (as defined in the Loan Agreement), subject, in certain instances, to the expiration of an applicable cure period.  Certain events may trigger an acceleration of repayment of the amounts outstanding under the New Loan Agreement (as defined noted in Note 6 to our Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q) as defined in the agreement.  The agreement requires us to maintain compliance with certain financial covenants, including a minimum fixed charge coverage ratio, a leverage ratio and an asset coverage ratio.  At June 28, 2014, we were in compliance with all of the financial covenants.  See Note 6 to our Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for detail regarding our financing arrangements.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

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

During the fiscal quarter ended June 28, 2014, there were no changes to the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II.       Other Information

Item 1.         Legal Proceedings

For a discussion of legal proceedings, see Note 7 to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors

During the quarter and six months ended June 28, 2014, there were no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K/A for the fiscal year ended December 28, 2013.

Item 6. Exhibits

10.1+

License Agreement, effective March 31, 2014, between the Company and TGI Friday’s of Minnesota, Inc. (certain portions of this exhibit have been omitted pursuant to a confidentiality treatment request filed with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 21, 2014).

10.2	Employment Agreement between Inventure Foods, Inc. and Dan Hammer, dated May 27, 2014 (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on June 2, 2014).

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15(d)-14(a).

31.2 *	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15(d)-14(a).

32**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Scheme Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

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

Dated:	August 5, 2014	INVENTURE FOODS, INC.

		By:	/s/ Steve Weinberger
Steve Weinberger
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)