Form 10-Q
period 2014-09-27
INVENTURE FOODS, INC.
filed 2014-11-04
CIK 944508

UNITED STATES SECURITIES AND EXCHANGE

COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 27, 2014

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

Yes ☐ No ☒

As of November 3, 2014, the total number of shares outstanding of the registrant’s common stock was 19,537,341 shares.

INVENTURE FOODS, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

INVENTURE FOODS, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

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

PART I. FINANCIAL INFORMATION

Item 1.                   Financial Statements

INVENTURE FOODS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per-share data)

(unaudited)

	September 27,	December 28,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$769	$910
Accounts receivable, net of allowance for doubtful accounts of $105 and $219 at September 27, 2014 and December 28, 2013, respectively	25,971	23,618
Inventories	70,511	43,086
Deferred income tax asset	724	755
Other current assets	1,479	1,223
Total current assets	99,454	69,592

Property and equipment, net of accumulated depreciation of $38,274 and $33,880 at September 27, 2014 and December 28, 2013, respectively	55,888	50,140
Goodwill	23,064	23,064
Trademarks and other intangibles, net	24,721	25,624
Other assets	1,632	1,671
Total assets	$204,759	$170,091

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$18,719	$19,380
Accrued liabilities	22,279	10,121
Current portion of long-term debt	6,998	6,110
Total current liabilities	47,996	35,611

Long-term debt, less current portion	60,851	61,865
Line of credit	20,718	3,223
Deferred income tax liability	4,215	4,188
Interest rate swaps	377	526
Other liabilities	2,760	5,525
Total liabilities	136,917	110,938

Commitments and contingencies (Note 7)

Shareholders’ equity:
Common stock, $.01 par value; 50,000 shares authorized; 19,900 and 19,845 shares issued and outstanding at September 27, 2014 and December 28, 2013, respectively	199	198
Additional paid-in capital	32,405	30,960
Accumulated other comprehensive loss	(154)	(244)
Retained earnings	35,863	28,710
	68,313	59,624
Less: treasury stock, at cost: 368 shares at September 27, 2014 and December 28, 2013	(471)	(471)
Total shareholders’ equity	67,842	59,153
Total liabilities and shareholders’ equity	$204,759	$170,091

See accompanying notes to condensed consolidated financial statements (unaudited).

INVENTURE FOODS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per-share data)

(unaudited)

	Quarters Ended		Nine months ended
	September 27,	September 28,	September 27,	September 28,
	2014	2013	2014	2013
Net revenues	$72,556	$54,514	$211,917	$156,728
Cost of revenues	59,630	44,458	173,972	128,711
Gross profit	12,926	10,056	37,945	28,017
Selling, general and administrative expenses	7,570	6,395	24,992	20,241
Operating income	5,356	3,661	12,953	7,776
Interest expense, net	646	250	1,900	641
Income before income tax provision	4,710	3,411	11,053	7,135
Income tax provision	1,626	1,263	3,900	2,524
Net income	$3,084	$2,148	$7,153	$4,611

Earnings per common share:
Basic	$0.16	$0.11	$0.37	$0.24
Diluted	$0.15	$0.11	$0.36	$0.23

Weighted average number of common shares:
Basic	19,530	19,473	19,478	19,329
Diluted	20,014	19,843	19,966	19,746

See accompanying notes to condensed consolidated financial statements (unaudited).

INVENTURE FOODS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Quarters Ended		Nine months ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Net income	$3,084	$2,148	$7,153	$4,611
Change in fair value of interest rate swaps, net of tax	44	17	90	115
Comprehensive income	$3,128	$2,165	$7,243	$4,726

See accompanying notes to condensed consolidated financial statements (unaudited).

INVENTURE FOODS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine months ended
	September 27, 2014	September 28, 2013

Cash flows from operating activities:
Net income	$7,153	$4,611
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	4,942	4,023
Amortization	903	87
Provision for bad debts	15	(12)
Deferred income taxes	362	747
Excess income tax benefit from exercise of stock options	(304)	(544)
Share-based compensation expense	1,195	626
Loss on disposition of equipment	124	16
Contingent consideration revaluation	(2,653)	—
Change assets and liabilities, net of effects from acquisitions:
Accounts receivable	(2,368)	(4,669)
Inventories	(27,425)	(13,162)
Other assets and liabilities	(144)	274
Accounts payable and accrued liabilities	12,628	8,293
Net cash (used in) provided by operating activities	(5,572)	290

Cash flows from investing activities:
Purchase of equipment	(10,814)	(7,056)
Acquisition of Willamette Valley Fruit Company	—	(8,472)
Payment of additional purchase price consideration for Willamette Valley Fruit Company	(1,250)	—
Net cash used in investing activities	(12,064)	(15,528)

Cash flows from financing activities:
Net borrowings on line of credit	17,495	7,263
Proceeds from issuance of common stock under equity award plans	154	133
Payments made on capital lease obligations	(349)	(365)
Borrowings on term loans	4,515	10,048
Payments made on long-term debt	(4,292)	(1,445)
Payment of deferred financing fees	(124)	(96)
Excess income tax benefit from exercise of stock options	304	544
Payment of payroll taxes on stock-based compensation through shares withheld	(208)	(444)
Net cash provided by financing activities	17,495	15,638
Net (decrease) increase in cash and cash equivalents	(141)	400
Cash and cash equivalents at beginning of period	910	419
Cash and cash equivalents at end of period	$769	$819

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$1,367	$547
Cash paid during the period for income taxes	$3,136	$121

Supplemental disclosures of non-cash investing and financing transactions:
Capital lease obligations for the acquisition of property and equipment	$—	$16

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

We operate in two segments: frozen products and snack products.  The frozen products segment includes frozen fruits, vegetables and beverages for sale primarily to groceries, club stores and mass merchandisers.  All products sold under our frozen products segment are considered part of the healthy/natural food category.  The snack products segment includes potato chips, kettle chips, potato crisps, potato skins, pellet snacks, sheeted dough products, cereal and extruded products for sale primarily to snack food distributors and retailers.  The products sold under our snack products segment includes products considered part of the indulgent specialty snack food category, as well as products considered part of the healthy/natural food category.

We operate manufacturing facilities in seven locations.  Our frozen berry products are processed in Lynden, Washington, Salem, Oregon and Jefferson, Georgia.  Our frozen berry business grows, processes and markets premium berry blends, raspberries, blueberries and rhubarb and purchases blackberries, cherries, cranberries, strawberries and other fruits from a select network of fruit growers for resale.  The fruit is processed, frozen and packaged for sale and distribution to wholesale customers.  Our frozen vegetable products are processed in Jefferson, Georgia, Thomasville, Georgia and in Salem, Oregon.  Our frozen beverage products are packaged at our Lynden, Washington and Jefferson, Georgia facilities.  We also use third-party processors for certain frozen products and package certain frozen fruits for other manufacturers.  Our snack products are manufactured at our Phoenix, Arizona and Bluffton, Indiana plants, as well as some third-party plants for certain products.

Our fiscal year ends on the last Saturday occurring in the month of December of each calendar year.  Accordingly, the third quarter of 2014 commenced June 29, 2014 and ended September 27, 2014.

Basis of Presentation

The consolidated financial statements for the quarter and nine months ended September 27, 2014 are unaudited and include the accounts of Inventure Foods, Inc. and all of our wholly owned subsidiaries.  All significant intercompany amounts and transactions have been eliminated.  The consolidated financial statements, including the December 28, 2013 consolidated balance sheet data which was derived from audited financial statements, have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all the information and footnotes required by accounting principles generally accepted in the United States of America (“U.S. GAAP”).  In the opinion of management, the condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary in order to make the consolidated financial statements not misleading.  A description of our accounting policies and other financial information is included in the audited financial statements filed with our Annual Report on Form 10-K/A for the fiscal year ended December 28, 2013.  The results of operations for the quarter ended September 27, 2014 are not necessarily indicative of the results expected for the full year.

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

At September 27, 2014 and December 28, 2013, the carrying value of cash, accounts receivable, accounts payable and accrued liabilities approximate fair values since they are short-term in nature.  The carrying value of the long-term debt approximates fair-value based on the borrowing rates currently available to us for long-term borrowings with similar terms.  The following table summarizes the valuation of our financial instruments (in thousands):

		September 27, 2014			December 28, 2013
Balance Sheet Classification		Interest Rate Swaps	Non-qualified Deferred Compensation Plan Investments	Earn-out Contingent Consideration Obligation	Interest Rate Swaps	Non-qualified Deferred Compensation Plan Investments	Earn-out Contingent Consideration Obligation
Other assets	Level 1	$—	$653	$—	$—	$579	$—
Interest rate swaps	Level 2	(377)	—	—	(526)	—	—
Accrued liabilities	Level 3	—	—	(120)	—	—	—
Other liabilities	Level 3	—	—	(1,830)	—	—	(5,053)
		$(377)	$653	$(1,950)	$(526)	$579	$(5,053)

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

The fair value measurement of the earn-out contingent consideration obligation relates to the acquisition of Willamette Valley Fruit Company in May 2013 and Fresh Frozen Foods in November 2013, and is included in accrued liabilities and other long-term liabilities in the consolidated balance sheets.  The fair value measurement is based upon significant inputs not observable in the market.  Changes in the value of the obligation are recorded as income or expense in our consolidated statements of income.  To determine the fair value, we valued the contingent consideration liability based on the expected probability weighted earn-out payments corresponding to the performance thresholds agreed to under the applicable purchase agreements.  The expected earn-out payments were then present valued by applying a discount rate that captures a market participants view of the risk associated with the expected earn-out payments.  During the nine months ended September 27, 2014, we reduced the value of the contingent consideration related to the Fresh Frozen Foods acquisition to $0 due to forecasted reduction in estimated achievement of targets.

INVENTURE FOODS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

A summary of the activity of the fair value of the measurements using unobservable inputs (Level 3 Liabilities) for the quarter ended September 27, 2014, is as follows (in thousands):

Level 3
Balance at December 28, 2013	$5,053
Earn-out compensation paid to Willamette Valley Fruit Company	(450)
Fresh Frozen Foods earn-out revaluation	(2,653)
Balance at September 27, 2014	$1,950

Income Taxes

For the quarters ended September 27, 2014 and September 28, 2013, our provisions for income taxes were $1.6 million and $1.3 million, respectively.  The effective tax rate for the third quarter of 2014 was 34.5% compared with 37.0% for the third quarter of 2013.  The change in the effective tax rate is primarily due to an increase in state research and development credits.

For the nine months ended September 27, 2014 and September 28, 2013 our provisions for income taxes were $3.9 million and $2.5 million respectively.  Our effective tax rate for the nine months ended September 27, 2014 decreased slightly to 35.3% from 35.4% for the nine months ended September 28, 2013.

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

Options to purchase 46,652 and 19,524 shares of our common stock were excluded from the computation of diluted earnings per share for the quarter and nine months ended September 27, 2014, respectively.  Options to purchase 215,010 and 266,898 shares of our common stock were excluded from the computation of diluted earnings per share for the quarter and nine months ended September 28, 2013, respectively.  These exclusions were made because the options’ exercise prices were greater than the average market price of our common stock for those periods.  Exercises of outstanding stock options or warrants are assumed to occur for purposes of calculating diluted earnings per share for periods in which their effect would not be anti-dilutive.

Earnings per common share was computed as follows for the quarters and nine months ended September 27, 2014 and September 28, 2013 (in thousands, except per share data):

	Quarters Ended		Nine months ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Basic Earnings Per Share:
Net income	$3,084	$2,148	$7,153	$4,611
Weighted average number of common shares	19,530	19,473	19,478	19,329
Earnings per common share	$0.16	$0.11	$0.37	$0.24

Diluted Earnings Per Share:
Net income	$3,084	$2,148	$7,153	$4,611
Weighted average number of common shares	19,530	19,473	19,478	19,329
Incremental shares from assumed conversions of stock options and non-vested shares of restricted stock	484	370	488	417
Adjusted weighted average number of common shares	20,014	19,843	19,966	19,746
Earnings per common share	$0.15	$0.11	$0.36	$0.23

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

See Note 9 “Shareholders’ Equity” for additional information.

Recent Accounting Pronouncements

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

INVENTURE FOODS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

2.                                      Acquisitions

Fiscal 2013 Acquisitions

Fresh Frozen Foods

On November 8, 2013, we acquired substantially all of the assets, properties and rights of Fresh Frozen Foods, LLC. (“Fresh Frozen Foods”), a branded frozen vegetable processor.  We have included the financial results of Fresh Frozen Foods in our consolidated financial statements from the date of acquisition.  The total purchase price for Fresh Frozen Foods was $38.4 million in cash plus a working capital adjustment of $0.4 million.  We recorded $20.0 million of identifiable intangible assets and $13.2 million of net tangible assets that were assumed as a part of this acquisition based on their estimated fair values, and $8.3 million of residual goodwill.  An additional amount of up to $3.0 million is payable to Fresh Frozen Foods as contingent consideration in the form of an earn-out based on 2014 performance.  At the time of acquisition the contingent consideration was recorded at $2.6 million based on the fair value assessment at acquisition.  Such contingent payment, if any, will be paid during the first quarter of 2015.  As of September 27, 2014, based on year-to-date performance of Fresh Frozen Foods, we concluded there was only a remote possibility that any of the earn-out would be paid.  Accordingly, the liability for contingent consideration was adjusted to $0, which resulted in a decrease in operating expenses of $2.1 million during the third quarter of 2014.  Combined with the $0.5 million decrease in the contingent liability recorded during the second quarter of 2014, the remeasurement of the contingent consideration resulted in a $2.6 million decrease in operating expenses during the nine months ended September 27, 2014.

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

During the first quarter of 2014 we paid $0.5 million of the contingent consideration upon completion of certain thresholds achieved during the 2013 fiscal period.  As of September 27, 2014, the remaining liability for the contingent consideration totaled approximately $2.0 million.  We also paid $0.8 million in holdbacks upon expiration of certain indemnifications and completion of post-acquisition obligations.

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

		Quarter Ended	Nine Months Ended
		September 28, 2013	September 28, 2013
Net revenues	As reported	$54,514	$156,728
	pro forma	$68,860	$205,357

Net income	As reported	$2,148	$4,611
	pro forma	$2,747	$6,097

Diluted earnings per share	As reported	$0.11	$0.23
	pro forma	$0.14	$0.31

INVENTURE FOODS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

3.                                      Inventories

Inventories consisted of the following (in thousands):

	September 27, 2014	December 28, 2013
Finished goods	$30,217	$18,392
Raw materials	40,294	24,694
	$70,511	$43,086

4.                                      Goodwill, Trademarks and Other Intangibles

Goodwill, trademarks and other intangibles, net consisted of the following (in thousands):

	Estimated Useful Life	September 27, 2014	December 28, 2013
Goodwill:
Inventure Foods		$5,986	$5,986
Rader Farms		5,630	5,630
Willamette Valley Fruit Company		3,147	3,147
Fresh Frozen Foods		8,301	8,301
Total Goodwill		$23,064	$23,064

Trademarks:
Inventure Foods		$896	$896
Rader Farms		1,070	1,070
Willamette Valley Fruit Company		740	740
Fresh Frozen Foods		9,475	9,475

Other intangibles:
Rader Farms - Customer relationship, gross carrying amount	10 years	100	100
Rader Farms - Customer relationship, accum. amortization		(73)	(66)
Willamette Valley Fruit Company - Customer relationship, gross carrying amount	10 years	3,200	3,200
Willamette Valley Fruit Company - Customer relationship, accum. amortization		(400)	(160)
Fresh Frozen Foods - Customer relationship, gross carrying amount	12 years	10,487	10,487
Fresh Frozen Foods - Customer relationship, accum. amortization		(774)	(118)
Total trademarks and other intangibles, net		$24,721	$25,624

Our amortization expense related to these intangibles was $0.3 million and $0.9 million for the quarter and nine months ended September 27, 2014 respectively, and $83,000 and $87,000 for the quarter and nine months ended September 28, 2013, respectively.

Goodwill and trademarks are reviewed for impairment annually in the fourth fiscal quarter, or more frequently if impairment indicators arise.  We believe the carrying values of our intangible assets are appropriate as of September 27, 2014.

INVENTURE FOODS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

5.                                      Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	September 27, 2014	December 28, 2013
Accrued payroll and payroll taxes	$2,833	$1,070
Accrued royalties and commissions	994	1,078
Accrued advertising and promotion	956	1,610
Accrued berry purchase payments	13,082	2,971
Accrued other	4,414	3,392
	$22,279	$10,121

6.                                      Long-Term Debt

Our long-term debt consists of the following (in thousands):

	September 27, 2014	December 28, 2013
Senior secured term loan due quarterly through November 2018	$56,175	$60,000
Equipment term loan B due monthly through September 2020	1,330	1,481
Equipment term loan, Rader Farms, due monthly through August 2019	2,550	—
Equipment term loan, Willamette Valley, due monthly through August 2019	1,893	—
Bluffton, IN mortgage loan due monthly through December 2016	1,849	1,916
Lynden, WA real estate term loan due monthly through July 2017	2,625	2,805
Capital lease obligations, primarily due September 2017	1,427	1,773
	67,849	67,975
Less: current portion of long-term debt	(6,998)	(6,110)
Long-term debt, less current portion	$60,851	$61,865

In August 2014, we entered into two separate equipment term loans with Banc of America Leasing & Capital LLC; one for $2.6 million to finance equipment to be used at the Company’s Rader Farms facility, and the other for $1.9 million to finance equipment to be used at Willamette Valley Fruit Company.  Both of these equipment term loans accrue interest at a rate of 2.35% and will be repaid over 60 recurring monthly payments commencing September 15, 2014.

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

The borrowing capacity available to us under the Senior Credit Facility consists of notes representing:

•                  A revolving line of credit up to $30.0 million, maturing on November 8, 2018.  At September 27, 2014, $20.7 million was outstanding and $4.1 million was available under the line of credit.  All borrowings under the revolving line of credit bear interest at either (i) the prime rate of interest announced by U.S. Bank from time to time or (ii) LIBOR, plus the LIBOR Rate Margin (as defined in the revolving credit facility note) as adjusted.

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

As is customary in such financings, U.S. Bank, on behalf of the syndicate of lenders, may terminate the syndicate’s commitments, accelerate the repayment of amounts outstanding and exercise other remedies upon the occurrence of an event of default (as defined in the Senior Credit Facility), subject, in certain instances, to the expiration of an applicable cure period.  The Senior Credit Facility requires us to maintain compliance with certain financial covenants, including a minimum fixed charge coverage ratio and a leverage ratio.  At September 27, 2014, we were in compliance with all of the financial covenants.

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

We entered into an interest rate swap in 2006 to convert the interest rate of the mortgage loan to purchase the Bluffton, Indiana plant from the contractual rate of 30 day LIBOR plus 165 basis points to a fixed rate of 6.85%.  The swap has a fixed pay-rate of 6.85% and a notional amount of approximately $1.8 million at September 27, 2014 and expires in December 2016. The interest rate swap had a fair value of $0.2 million at September 27, 2014, which is recorded as a liability on the accompanying condensed consolidated balance sheet.  The swap value was determined in accordance with the fair value measurement guidance discussed earlier using Level 2 observable inputs and approximates the loss that would have been realized if the contract had been settled on September 27, 2014.

We entered into another interest rate swap in January 2008 to effectively convert the interest rate on the real estate term loan to a fixed rate of 4.28%.  The interest rate swap is structured with decreasing notional amounts to match the expected pay down of the debt.  The notional value of the swap at September 27, 2014 was $2.6 million.  The interest rate swap is accounted for as a cash flow hedge derivative and expires in July 2017.  The interest rate swap had a fair value of $0.2 million at September 27, 2014, which is recorded as a liability on the accompanying condensed consolidated balance sheet.  This value was determined in accordance with the fair value measurement guidance discussed earlier using Level 2 observable inputs and approximates the loss that would have been realized if the contract had been settled on September 27, 2014.

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

INVENTURE FOODS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

In March 2012, we learned that Jamba Juice was named as a defendant in a putative class action filed in the Federal Court for the North District of California and captioned Anderson v. Jamba Juice Company (the “Anderson Matter”).  The plaintiff purports to represent a class of individuals who purchased make-at-home smoothie kits from Jamba Juice, and alleges that such smoothie kits contain unnaturally processed, synthetic and/or non-natural ingredients and that use of the words “All Natural” on the labels of these smoothie kits is unfair and fraudulent and violates various false advertising and unfair competition laws.  The Anderson Matter is one of several “all natural” lawsuits recently brought against various food manufacturers and distributors in California.  In an amended complaint, the plaintiff also alleged violations of the federal Magnuson-Moss Warranty Act, which were dismissed by the court in August 2012.  In a second amended complaint filed in September 2012, we were added as a defendant.  Pursuant to the parties’ stipulation, on September 3, 2013 the court dismissed the Anderson Matter.

On June 28, 2013, a class action complaint against Jamba Juice and the Company, captioned Lilly v. Jamba Juice Company et al (the “Lilly Matter”), was filed in the Federal Court for the Northern District of California, with nearly identical allegations as those made in the Anderson Matter, except that the complaint also alleges that the smoothie kits contain two additional allegedly non-natural ingredients.  The plaintiffs in this new action are represented by the same counsel that represented the plaintiff in the Anderson Matter.  While we currently believe the “all natural” statement on the smoothie kits are not misleading and in full compliance with FDA guidelines, we are investigating the claims asserted in the Lilly Matter, and intend to vigorously defend against them.  On September 17, 2013, we filed a motion to dismiss, seeking to dismiss plaintiffs’ claims as to gelatin and the Orange Dream Machine smoothie kit.  Our motion was denied in November 2013.   On February 3, 2014, the plaintiffs filed a motion to certify a class of all persons in California who bought certain Jamba Juice smoothie kits.  On September 18, 2014, the court issued an order granting class certification solely for purposes of determining liability and denying certification for purposes of damages.  The court requested further briefing on the question of whether it has jurisdiction to certify a class for purposes of granting injunctive relief.   Following mediation, the basic terms of a proposed class settlement were reached and a term sheet was signed, which remains subject to court approval.  We anticipate that a full settlement agreement will be completed by the end of November 2014 and a motion to approve will be filed with the court.  If approved by the court, a settlement class will be certified for injunctive relief only, requiring the Company to remove the “all natural” designation on the labels of the challenged products.  The Company would pay $5,000 to each of the two individual plaintiffs and up to $425,000 to plaintiffs’ counsel for fees and costs.

On February 13, 2014, the Company was sued in two putative class actions filed by Vanessa Montantes alleging that it recorded telephone calls made to its consumer affairs telephone number without obtaining consent to recording as allegedly required by California law.  One of the actions was filed in California State Court and captioned Vanessa Montantes v. Inventure Foods, Inc. doing business as Boulder Canyon Natural Foods, Superior Court for the State of California for the County of Los Angeles Case No. BC536218.  This state court action was dismissed by the plaintiff within a few days of its original filing date.  The other action was filed in Federal Court and captioned Vanessa Montantes v. Inventure Foods d/b/a Boulder Canyon Natural Foods, United States District Court for the Central District of California Case No. CV14-1128 MWF (RZx).  The Company filed a motion to dismiss the complaint on April 21, 2014, which was denied on June 9, 2014.  The Company also demanded indemnity from EMS, Inc., the independent contractor that answered the consumer affairs calls, but EMS, Inc. has not agreed to indemnify the Company.  On July 15, 2014, plaintiff filed a First Amended Complaint adding EMS, Inc. as a defendant.  The Company answered the First Amended Complaint on August 1, 2014.   The Court has set a scheduling conference for November 17, 2014.

8.                                      Business Segments

Our operations consist of two reportable segments: frozen products and snack products.  The frozen products segment includes frozen fruits, vegetables and beverages for sale primarily to groceries, club stores and mass merchandisers.  The snack products segment includes potato chips, kettle chips, potato crisps, potato skins, pellet snacks, sheeted dough products, cereal and extruded products for sale primarily to snack food distributors and retailers.  Our reportable segments offer different products and services.  The majority of our revenues are attributable to external customers in the United States.  We also sell to external customers internationally, however, the revenues attributable to such customers are immaterial.  All of our assets are located in the United States.

INVENTURE FOODS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

We do not allocate assets, selling, general and administrative expenses, income taxes or other income and expense to our reportable segments.  The following tables present information about our reportable segments for the quarters and nine months ended September 27, 2014 and September 28, 2013 (in thousands):

	Frozen Products	Snack Products	Consolidated
Quarter ended September 27, 2014
Net revenues from external customers	$46,123	$26,433	$72,556
Depreciation and amortization included in segment gross profit	562	690	1,252
Segment gross profit	7,846	5,080	12,926
Goodwill	17,078	5,986	23,064

Quarter ended September 28, 2013
Net revenues from external customers	$27,480	$27,034	$54,514
Depreciation and amortization included in segment gross profit	306	584	890
Segment gross profit	6,221	3,835	10,056
Goodwill	8,777	5,986	14,763

Nine months ended September 27, 2014
Net revenues from external customers	$133,916	$78,001	$211,917
Depreciation and amortization included in segment gross profit	1,541	1,898	3,439
Segment gross profit	22,788	15,157	37,945
Goodwill	17,078	5,986	23,064

Nine months ended September 28, 2013
Net revenues from external customers	$82,037	$74,691	$156,728
Depreciation and amortization included in segment gross profit	842	1,603	2,445
Segment gross profit	15,615	12,402	28,017
Goodwill	8,777	5,986	14,763

The following table reconciles reportable segment gross profit to our consolidated income before income tax provision for the quarters and nine months ended September 27, 2014 and September 28, 2013 (in thousands):

	Quarters Ended		Nine months ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Segment gross profit	$12,926	$10,056	$37,945	$28,017
Unallocated amounts:
Selling, general and administrative expenses	(7,570)	(6,395)	(24,992)	(20,241)
Interest expense, net	(646)	(250)	(1,900)	(641)
Income before income tax provision	$4,710	$3,411	$11,053	$7,135

9.                                      Shareholders’ Equity

The Company’s Amended and Restated 2005 Equity Incentive Plan (the “2005 Plan”) was approved at our 2005 Annual Meeting of Stockholders and initially reserved for issuance of 410,518 shares of our common stock, which was the number of reserved but unissued shares available for issuance under the 1995 Plan.  The number of shares of our common stock reserved for issuance has been increased since 2005 to a total of 2,710,518 as of the date of this filing, pursuant to subsequent amendments to the 2005 Plan approved by our stockholders.  If any shares of our common stock subject to awards granted under the 2005 Plan are canceled, those shares will be available for future awards under the 2005 Plan.  The 2005 Plan expires in May 2015.  Awards granted under the 2005 Plan may include: nonqualified stock options, incentive stock options, restricted stock, restricted stock units, stock appreciation rights, performance units and stock-reference awards.  We have authorized 50,000 shares preferred stock, $100 par value (“Preferred Stock”), none of which is outstanding.  We may issue such shares of Preferred Stock in the future without stockholder approval.

INVENTURE FOODS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

Restricted Common Stock

During the three months ended September 27, 2014 and September 28, 2013, we recorded total share-based compensation expense from restricted stock shares and restricted stock units of $311,000 and $101,000, respectively.  During the nine months ended September 27, 2014 and September 28, 2013, we recorded total share-based compensation expense from restricted stock of $769,000 and $196,000, respectively.

The following table summarizes activities related to restricted shares for the nine months ended September 27, 2014:

	Number	Weighted Average Grant Date Fair Value
Balance at December 28, 2013	314,350	$5.82
Granted	25,000	$12.78
Vested	(64,789)	$4.80
Forfeited	(65,961)	$4.09
Balance at September 27, 2014	208,600	$7.52

As of September 27, 2014 the total unrecognized costs related to non-vested restricted stock shares was $0.6 million, which is expected to be recognized over a weighted average period of 0.89 years.  This expected compensation expense does not reflect any new awards, or modifications to existing awards, that could occur in the future.

The following table summarizes activities related to restricted stock units for the nine months ended September 27, 2014:

	Number	Weighted Average Grant Date Fair Value
Balance at December 28, 2013	—	$—
Granted	144,748	$13.21
Vested	—	$—
Forfeited	—	$—
Balance at September 27, 2014	144,748	$13.21

As of September 27, 2014 the total unrecognized costs related to non-vested restricted stock units granted was $1.6 million, which is expected to be recognized over a weighted average period of 2.74 years.  This expected compensation expense does not reflect any new awards, or modifications to existing awards, that could occur in the future.

Options

We recorded total share-based compensation expense from stock options of approximately $140,000 and $144,000 during the quarters ended September 27, 2014 and September 28, 2013, respectively.  We recorded total share-based compensation expense from stock options of approximately $427,000 and $430,000 during the nine months ended September 27, 2014 and September 28, 2013, respectively.

The following table summarizes stock option activity during the nine months ended September 27, 2014:

	Options Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value (in-the-money options)	Weighted Average Remaining Contractual Life (in years)
Outstanding at December 28, 2013	934,300	$4.58
Granted	46,652	$12.98
Exercised	(146,900)	$3.99
Forfeited or expired	(28,600)	$6.25
Outstanding at September 27, 2014	805,452	$5.11	$6,759,080	6.64

As of September 27, 2014, the total unrecognized costs related to non-vested stock option awards granted was $1.0 million, which is expected to be recognized over a weighted average period of 2.59 years.  This expected compensation expense does not reflect any new awards, or modifications to existing awards, that could occur in the future.  The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on our closing stock price of $13.50 as of September 27, 2014, which would have been received by the option holders had all option holders exercised options and sold the underlying shares on that date.

INVENTURE FOODS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

The following table summarizes information about stock options outstanding and exercisable at September 27, 2014:

Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$ 1.70 - $2.40	216,600	4.27	$1.98	214,600	$1.98
$ 3.20 - $4.16	214,200	6.18	$3.83	119,800	$3.78
$ 4.28 - $7.21	320,500	8.06	$6.86	97,000	$6.82
$ 7.61 - $13.21	54,152	9.56	$12.33	3,500	$9.09
	805,452	6.64	$5.11	434,900	$3.61

The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the quarters and nine months ended September 27, 2014 and September 28, 2013:

	Quarters Ended		Nine months ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Expected dividend yield (%)	—	—	—	—
Expected volatility (%)	—	53-54	38-39	53-55
Risk-free interest rate (%)	—	2.0-2.9	2.5-2.7	1.9-2.9
Expected life (years)	—	5.5-6.5	5.5-6.5	5.5-6.5

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

Results of Operations

The following table sets forth for the periods presented certain financial data as a percentage of net sales for the quarter and nine months ended September 27, 2014 and September 28, 2013:

	Quarters Ended		Nine months ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	82.2	81.6	82.1	82.1
Gross profit	17.8	18.4	17.9	17.9
Selling, general and administrative expenses	10.4	11.7	11.8	12.9
Operating income	7.4	6.7	6.1	5.0
Interest expense, net	0.9	0.5	0.9	0.4
Income before income taxes	6.5	6.2	5.2	4.6
Income tax provision	2.2	2.3	1.8	1.6
Net income	4.3%	3.9%	3.4%	3.0%

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

Net Revenues.  Consolidated net revenues increased $18.0 million, or 33.1%, to $72.6 million in the third quarter ended September 27, 2014, compared to $54.5 million during the prior-year period.  Net revenues for the nine months ended September 27, 2014 increased $55.2 million, or 35.2%, to $211.9 million compared to the nine months ended September 28, 2013.  Our net revenues by operating segment were as follows (in thousands):

	Quarters Ended			Nine months ended
	September 27, 2014	September 28, 2013	% Change	September 27, 2014	September 28, 2013	% Change
Frozen	$46,123	$27,480	67.8%	$133,916	$82,037	63.2%
Snack	26,433	27,034	(2.2)%	78,001	74,691	4.4%
Consolidated	$72,556	$54,514	33.1%	$211,917	$156,728	35.2%

Our frozen products segment net revenues were $46.1 million during the third quarter of 2014, an increase of $18.6 million, or 67.8%, compared to the prior year period.  This increase was due to increases in our frozen berry business and sales of frozen vegetables attributable to the acquisition of Fresh Frozen Foods in November 2013.  Net revenues from frozen berries increased 12.4% to $27.7 million in the third quarter of 2014, compared to the third quarter of 2013, primarily attributable to increased capacity with the installation of two new IQF tunnels in 2014.  Net revenues from frozen beverages increased 30.8%.

During the nine months ended September 27, 2014, the frozen products segment net revenues were $133.9 million, up $51.9 million, or 63.2%, compared to the first nine months of 2013.  This increase was due to increases in our frozen berry business and the addition of sales of frozen vegetables attributable to the acquisition of Fresh Frozen Foods in November 2013.  Net revenues from frozen berries increased 12.4% to $80.0 million in the first nine months of 2014, primarily attributable to the acquisition of Willamette Valley Fruit Company in May 2013.

Our snack products segment net revenues decreased 2.2%, or $0.6 million, to $26.4 million for the quarter ended September 27, 2014, compared to $27.0 million for the quarter ended September 28, 2013. The decrease was primarily attributable to lower sales from our co-pack business as a result of a ramp up for a product launch in the prior year, our decision to discontinue approximately $1.5 million in lower margin sales and a 10.7% decline in net revenues of our T.G.I. Friday’s branded products.  The impact of these reductions was partially offset by a 90.8% increase in net sales of our Boulder Canyon® products and a 52.9% increase in our healthy/natural snack private label business during the third quarter of 2014, compared to the third quarter of 2013.

During the nine months ended September 27, 2014, net revenues of the snack segment increased $3.3 million, or 4.4%, to $78.0 million, compared to $74.7 million in the first nine months of the previous year.  This increase was primarily attributable to net sales of our Boulder Canyon® products, which increased 63.4% in the first nine months of 2014, compared to the first nine months of 2013.  The growth of Boulder Canyon® products was partially offset by a decrease in our indulgent private label and co-pack business, as well as a 12.0% decline in net revenues of our T.G.I. Friday’s branded products.

Gross Profit.  Gross profit for the quarter ended September 27, 2014 increased 28.5% compared to the quarter ended September 28, 2013, with gross margin percentage decreasing 60 basis points to 17.8% for the three months ended September 27, 2014, compared to 18.4% for the three months ended September 28, 2013.  For the nine months ended September 27, 2014, gross profit increased 35.4% compared to the nine months ended September 28, 2013, with gross margin percentage remaining flat at 17.9% for the nine months ended September 27, 2014 and September 28, 2013.  Our gross profit and gross profit as a percentage of net sales by operating segment were as follows (in thousands):

	Quarters Ended				Nine months ended
	September 27, 2014	% of Net Revenues	September 28, 2013	% of Net Revenues	September 27, 2014	% of Net Revenues	September 28, 2013	% of Net Revenues
Frozen	$7,846	17.0%	$6,221	22.6%	$22,788	17.0%	$15,615	19.0%
Snack	5,080	19.2%	3,835	14.2%	15,157	19.4%	12,402	16.6%
Consolidated	$12,926	17.8%	$10,056	18.4%	$37,945	17.9%	$28,017	17.9%

Our frozen segment gross profit for the quarter ended September 27, 2014 increased $1.6 million, or 26.1%, to $7.8 million.  Gross margin percentage decreased 560 basis points to 17.0% for the quarter ended September 27, 2014, compared to 22.6% during the quarter ended September 28, 2013.  This decrease in gross margin percentage for the third quarter of 2014 was primarily attributable to the use of lower margin purchased frozen berries compared to the use of the Company’s higher margin grown berries in the prior year as a result of the timing of purchases.

The frozen segment gross profit increased $7.2 million, or 45.9%, to $22.8 million for the nine-month period ended September 27, 2014.  Gross margin percentage decreased 200 basis points to 17.0% for the nine month period ended September 27, 2014, compared to 19.0% during the same period in 2013.  This decrease in gross margin for the first nine months of 2014 was primarily attributable to the use of lower margin purchased frozen berries compared to the use of the Company’s higher margin grown berries in the prior year as a result of the timing of purchases.

Our snack products segment gross profit for the quarter ended September 27, 2014 increased $1.2 million, or 32.5%, to $5.1 million.  Gross margin percentage increased 500 basis points to 19.2% for the quarter ended September 27, 2014, compared to 14.2% during quarter ended September 28, 2013.  This increase in gross margin was primarily due to our product sales mix, including increased sales of our branded products, and decreased sales of certain lower margin products.

Our snack products segment gross profit for the first nine months of 2014 increased $2.8 million, or 22.2%, to $15.2 million, compared to $12.4 million in the prior year period.  Gross margin percentage increased 280 basis points to 19.4% during the first nine months of 2014 compared to 16.6% in the prior year period.  This increase in gross margin was primarily due to our product sales mix, including increased sales of our branded products, reduced promotional spending and decreased sales of certain lower margin products.

Selling, General and Administrative Expenses.  Selling, general and administrative (“SG&A”) expenses increased $1.2 million, or 18.4%, to $7.6 million for the quarter ended September 27, 2014 compared to $6.4 million in the quarter ended September 28, 2013.  SG&A expenses included a number of adjustments including the $2.1 million reversal of the Fresh Frozen contingent consideration liability, the estimated Jamba litigation settlement cost of $0.4 million and approximately $0.3 million of fees associated with our recent public secondary offering. The net impact of these items reduced SG&A expenses by $1.4 million.  Excluding the impact of these items, SG&A expenses increased $2.6 million, or 39.9%, to $8.9 million, compared to $6.4 million in the prior year period. As a percentage of net revenues, SG&A expenses, excluding the aforementioned items, increased 60 basis points to 12.3%, compared to 11.7% in the prior year period as a result of increased health insurance costs and as a result of reinvesting a portion of earnings back into the business to support future growth.

For the nine months ended September 27, 2014, SG&A expenses increased $4.8 million, or 23.5%, to $25.0 million compared to $20.2 million in the nine months ended September 28, 2013.  SG&A expenses included a number of adjustments including the $2.6 million reversal of the Fresh Frozen contingent consideration liability, the estimated Jamba litigation settlement cost of $0.4 million and approximately $0.3 million of fees associated with our recent public secondary offering. The net impact of these items reduced SG&A expenses by $1.9 million in the first nine months of 2014.  Excluding the impact of these items, SG&A expenses increased $6.6 million, or 32.8%, to $26.9 million for the nine months ended September 27, 2014.  As a percentage of net revenues, SG&A expenses decreased 20 basis points to 12.7% in the nine months ended September 27, 2014, compared to 12.9% during the first nine months of 2013.  The increase in SG&A expenses was primarily driven by increased costs from our acquired businesses, partially offset by increased marketing and sampling expenses in the prior year related to Boulder Canyon® branded products and increased sampling expenses incurred for a Super Bowl mass merchandiser event during the first quarter of 2013 related to T.G.I. Friday’s® branded products.

Interest Expense. Interest expense for the three and nine months ended September 27, 2014 increased $0.4 million, and $1.3 million, respectively, compared to the three and nine months ended September 28, 2013.  Interest expense primarily relates to borrowings associated with our acquisitions, our revolving line of credit and capital lease financing.  For a description of our various financing facilities, see Note 6 to our Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Income Tax Provision.  Our income tax provision for the quarter ended September 27, 2014 was $1.6 million, compared to $1.3 million for the quarter ended September 28, 2013.  Our effective tax rate for the quarters ended September 27, 2014 and September 28, 2013 was 34.5% and 37.0%, respectively.  The change in the effective tax rate is primarily due to an increase in state research and development credits.

The income tax provision for the nine months ended September 27, 2014 was $3.9 million, compared $2.5 million for the first nine months of 2013.  Our effective tax rate for the nine months ended September 27, 2014 decreased slightly to 35.3% from 35.4% for the nine months ended September 28, 2013.

Liquidity and Capital Resources

Liquidity represents our ability to generate sufficient cash flows from operating activities to satisfy obligations as well as our ability to obtain appropriate financing.  Therefore, liquidity cannot be considered separately from capital resources that consist primarily of current and potentially available funds for use in achieving our objectives.  Currently, our liquidity needs arise primarily from working capital requirements, capital expenditures, and debt repayment.  Sufficient liquidity is expected to be available to enable us to meet these demands for at least the next 12 months.  Net working capital was $51.5 million (a current ratio of 2.1:1) and $34.0 million (a current ratio of 2.0:1) at September 27, 2014 and December 28, 2013, respectively.

Operating Cash Flows

Cash flows from operating activities for the nine months ended September 27, 2014 and September 28, 2013 reflect our net income, adjusted for non-cash items such as depreciation, amortization, share-based compensation expense and write-offs and write-downs of assets, as well as changes in accounts receivable, inventories, other current assets and liabilities, accounts payable and accrued expenses and other liabilities.  Net cash used in operating activities was $5.6 million for the nine months ended September 27, 2014, compared to $0.3 million net cash provided by operating activities for the nine months ended September 28, 2013.  The $5.9 million year-over-year change was primarily a result of increased cash used to maintain inventory in the current year as a result of continued growth in demand primarily for our frozen products business.  The impact from higher cash outlays for inventory was partially offset by increased payables as well as higher collections of accounts receivables.

Investing Cash Flows

Net cash used in investing activities was $12.1 million for the nine months ended September 27, 2014, compared to $15.5 million for the nine months ended September 28, 2013.  This decrease was primarily due to a cash payment of $8.5 million to fund the acquisition of Willamette Valley Fruit Company during the second quarter of 2013.  Capital expenditures of $10.8 million in 2014 relate to the purchase of $8.0 million of manufacturing equipment, primarily related to new packaging and extrusion equipment at our Bluffton, Indiana facility, as well new freezing tunnels at our Lynden, Washington, and Salem, Oregon facilities.  We also incurred approximately $0.9 million in planting costs at our Lynden, Washington facility.  Capital expenditures of $7.1 million in 2013 primarily relate to the purchase of manufacturing equipment at our Bluffton, Indiana facility of $5.7 million, as well as $0.8 million in planting costs, $0.6 million in office equipment.  During the full year 2014, we plan to spend approximately $12.4 million in capital expenditures, primarily at our manufacturing facilities.  Capital expenditures are funded by net cash flow from operating activities, cash on hand, and available credit from our credit facility.

Financing Cash Flows

Net cash provided by financing activities for the nine months ended September 27, 2014 was $17.5 million, compared to $15.6 million in the nine months ended September 28, 2013.  This $1.9 million year-over-year increase in cash provided by financing activities is primarily due to increased borrowings on our line of credit, partially offset by the effect of reduced borrowing under our term loans and increased repayments on long-term debt.

Debt and Capital Resources

At September 27, 2014, there was $0.8 million in cash and $20.7 million borrowed on our revolving line of credit.  At that date, $4.1 million of additional borrowings were available under the revolving line of credit.  As is customary in such financings, U.S. Bank may terminate its commitments and accelerate the repayment of amounts outstanding and exercise other remedies upon the occurrence of an event of default (as defined in the Loan Agreement), subject, in certain instances, to the expiration of an applicable cure period.  Certain events may trigger an acceleration of repayment of the amounts outstanding under the New Loan Agreement (as defined noted in Note 6 to our Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q) as defined in the agreement.  The agreement requires us to maintain compliance with certain financial covenants, including a minimum fixed charge coverage ratio, a leverage ratio and an asset coverage ratio.  At September 27, 2014, we were in compliance with all of the financial covenants.  See Note 6 to our Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for detail regarding our financing arrangements.

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

For instance, if current general economic conditions worsen, we believe that our sales forecasts may prove to be less reliable than they have in the past as consumers may change their buying habits with respect to snack food products.  Unexpected price increases for commodities used in our snack products, or adverse weather conditions affecting our Rader Farms crop yield could also impact our financial condition.  If any of these factors change, we may require future debt or equity financings to meet our business requirements.  Any required financings may not be available when needed or at all or, if available, may not be on terms attractive to us.

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

Critical Accounting Policies and Estimates

There have been no significant changes to our critical accounting policies and estimates since the filing of our Form 10-K/A for the year ended December 28, 2013.

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

During the fiscal quarter ended September 27, 2014, there were no changes to the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II.       Other Information

Item 1.         Legal Proceedings

For a discussion of legal proceedings, see Note 7 to the Condensed Consolidated Financial Statements in Part I, Item 1 of this report.

Item 1A. Risk Factors

During the quarter and nine months ended September 27, 2014, there were no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K/A for the fiscal year ended December 28, 2013.

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

Dated:	November 4, 2014	INVENTURE FOODS, INC.

		By:	/s/ Steve Weinberger
Steve Weinberger
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)