Form 10-K
period 2014-12-27
INVENTURE FOODS, INC.
filed 2015-03-10
CIK 944508

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 27, 2014

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐ No  ☒

The aggregate market value of the voting stock (common stock) held by non-affiliates of the registrant was approximately $167.3 million based upon the closing market price on June 28, 2014, the last business day of the registrant’s most recently completed second fiscal quarter.

The number of issued and outstanding shares of the registrant’s common stock, $.01 par value, as of March 5, 2015 was 19,547,765.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the registrant’s 2015 Annual Meeting of Stockholders to be held on May 20, 2015 are incorporated herein by reference in Part III of this Form 10-K to the extent stated herein.

INVENTURE FOODS, INC. AND SUBSIDIARIES

ANNUAL REPORT ON FORM 10-K

Year Ended December 27, 2014

Cautionary Statement Regarding Forward-Looking Statements

Our disclosure and analysis in this Annual Report on Form 10-K and in our 2014 Annual Report to Stockholders contain “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995.  From time to time, we also provide forward-looking statements in other materials we release to the public, as well as oral forward-looking statements.  We have tried, wherever possible, to identify such statements by using words such as “anticipate,” “believe,” “expect,” “intend,” “estimate,” “project,” “may,” “should,” “will,” “likely,” “will likely result,” “will continue,” “future,” “plan,” “target,” “forecast,” “goal,” “observe,” “seek,” “strategy” and other words and terms of similar meaning.  The forward-looking statements in this Annual Report on Form 10-K reflect the Company’s current views with respect to future events and financial performance.

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

The Company undertakes no obligation to update or publicly revise any forward-looking statement whether as a result of new information, future developments or otherwise.  All subsequent written or oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by this paragraph.  You are advised, however, to consult any further disclosures we make on related subjects in our subsequently filed Form 10-Q and Form 8-K reports and our other filings with the SEC.  Also note that we provide a cautionary discussion of risks, uncertainties and possibly inaccurate assumptions relevant to our business under “Item 1A. Risk Factors” of this Form 10-K.  We note these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995.  You should understand it is not possible to predict or identify all such factors.

PART I

Item 1.           Business.

General

Inventure Foods, Inc., a Delaware corporation (referred to herein as the “Company,” “we,” “our,” or “us”), is a leading marketer and manufacturer of healthy/natural and indulgent specialty snack food brands with more than $285 million in annual net revenues for the most recently completed fiscal year.  We are headquartered in Phoenix, Arizona with plants in Arizona, Florida, Georgia, Indiana, Oregon and Washington.  Our executive offices are located at 5415 East High Street, Suite 350, Phoenix, Arizona 85054, and our telephone number is (623) 932-6200.

The Company was formed in 1995 as a holding company to acquire a potato chip manufacturing and distribution business that was founded by Donald and James Poore in 1986.  In December 1996, we completed an initial public offering of our common stock, $.01 par value (“Common Stock”).  In November 1998, we acquired the business and certain assets, including the Bob’s Texas Style® potato chip brand, of Tejas Snacks, L.P., a Texas-based potato chip manufacturer.  In October 1999, we acquired Wabash Foods, LLC (“Wabash”), including the Tato Skins®, O’Boisies® and Pizzarias® trademarks and the Bluffton, Indiana manufacturing operation, and assumed all of Wabash’s liabilities.  In June 2000, we acquired Boulder Authentic Foods, Inc., including the Boulder Canyon® brand of totally natural potato chips.  In May 2006, we changed our name from Poore Brothers, Inc. to The Inventure Group, Inc.  In May 2007, we acquired a farming operation and berry processing facility in Lynden, Washington from Rader Farms, Inc. (“Rader Farms”).  In May 2010, we changed our name from The Inventure Group, Inc. to Inventure Foods, Inc.  In May 2013, we acquired the berry processing business of Willamette Valley Fruit Company, LLC (“Willamette Valley Fruit Company”), including the Willamette Valley Fruit CompanyTM frozen fruit and vegetable products.  In November 2013, we acquired Fresh Frozen Foods, LLC (“Fresh Frozen Foods”), including the Fresh FrozenTM frozen vegetable and fruit products.

Segments

We operate in two segments: frozen products and snack products. The frozen products segment produces frozen fruits, vegetables, beverages and frozen desserts for sale primarily to groceries, club stores and mass merchandisers. All products sold under our frozen products segment are considered part of the healthy/natural food category. The snack products segment produces potato chips, kettle chips, potato crisps, potato skins, pellet snacks, sheeted dough products and extruded products for sale primarily to snack food distributors and retailers. The products sold under our snack products segment includes products considered part of the indulgent specialty snack food category, as well as products considered part of the healthy/natural food category.

The contribution of each segment to net revenues from external customers and gross profit are set forth in Note 11 to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.

Products

In our healthy/natural food category, products include Rader Farms® frozen berries, Boulder Canyon® Authentic Foods brand kettle cooked potato chips, Willamette Valley Fruit CompanyTM frozen fruit and vegetables, Fresh FrozenTM frozen vegetables and fruit, Jamba® branded blend-and-serve smoothie kits under license from Jamba Juice Company, Seattle’s Best Coffee® Frozen Coffee Blends branded blend-and-serve frozen coffee beverage under license from Seattle’s Best Coffee, LLC and private label frozen fruit and healthy/natural snacks. Our Boulder Canyon® Authentic Foods branded products have received increased investment support as we believe Boulder Canyon® is a highly extendable brand that can be leveraged into adjacent product categories.  Net revenues of our Boulder Canyon® products increased 70.3% in 2014 compared to the prior year, while 2013 net revenues were up 23.5% compared to 2012. For the year ended December 27, 2014, our healthy/natural foods represented 83% of net sales.

In our indulgent specialty snack food category, products include T.G.I. Friday’s® brand snacks under license from T.G.I. Friday’s, Nathan’s Famous® brand snack products under license from Nathan’s Famous Corporation, Vidalia® brand snack products under license from Vidalia Brands, Inc., Poore Brothers® kettle cooked potato chips, Bob’s Texas Style® kettle cooked chips, Tato Skins® brand potato snacks, and Sin In A Tin® chocolate pate and other frozen desserts.

During 2013 and 2014, we launched a number of new items under our existing brands. In 2013, in our frozen products segment, new products included Jamba® Green Fusion and Seattle’s Best Coffee® Frozen Coffee Blends (Coffee Chiller, Mega Mocha, Creamy Caramel and Very Vanilla). We also added Rader Farms® Organic Blackberries, Organic Mangos and Raspberry to our product line. In our snack products segment, new items included Boulder Canyon® Authentic Foods Sweet Potato Fries, Avocado Oil Sea Salt Kettle Chips, Olive Oil Sea Salt & Cracked Pepper Kettle Chips and Organic Sea Salt Kettle Chips, T.G.I. Friday’s® Jalapeno Poppers and Extreme Heat Hot Fries, and Nathan’s Famous® Bacon & Cheddar. We also launched Vidalia® Sweet Potato Fries and Sweet Onion Petal under our license agreement with Vidalia Brands, Inc. In 2014, in our frozen products segment, new products included Jamba® Straw Wild Mexico, Blue Fusion, and Red Fusion. We also added several organic frozen berries under our Rader Farms® brand, Rader Farms® Plus Mixed Berry, Plus Straw/Blue, Summers Peak Blueberry, Fresh Start Morning Vitality, Fresh Start Daily Power and Fresh Start Sunrise Refresh, Fresh Frozen steamable vegetables, Fresh Frozen Country Blends and Fresh Frozen Triple Berry Blends to our product line.  In our snack products segment, new items included Boulder Canyon® Authentic Foods Asiago Cheese Protein Chip, Chocolate Protein Chip, Chocolate Arise Cereal, and Yogurt Arise Cereal, Boulder Canyon® Organic Vegi Sticks, Boulder Canyon® Organic Kettle Chips With Sea Salts, the Boulder Canyon® Thanksgiving Feast Variety Pack, T.G.I. Friday’s® Bacon Ranch, and Nathan’s Famous® Beer Battered Onion Rings. We also launched Vidalia® Sweet Onion BBQ Kettle, Sweet Onion Kettle, and Zesty Ranch Sweet Onion Petal under our license agreement with Vidalia Brands, Inc.

For the fiscal years 2014, 2013 and 2012, net revenues totaled $285.7 million, $215.6 million and $185.2 million, respectively.  T.G.I. Friday’s® brand salted snacks represented 12%, 18% and 25% of our total net revenues in 2014, 2013 and 2012, respectively.  We also manufacture private label and co-branded fruit and snack chip products for several grocery chains and natural stores and co-pack products for other snack manufacturers.  While extremely price competitive, we believe that such arrangements provide a profitable opportunity for us to improve the capacity utilization of our facilities.

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

Promote, Develop, Acquire or License Innovative Healthy/Natural and Indulgent Specialty Snack Food Brands.  A significant element of our business strategy is to promote, develop, acquire or license new innovative healthy/natural and indulgent specialty snack food brands that provide a strategic fit with our existing business and that have strong national brand recognition in order to expand, complement and diversify our existing business. Our primary focus is to promote products under brands which we own.

Broaden Distribution of Existing Brands.     We plan to increase distribution and the market share of our existing branded products through selected trade activity in various existing or new markets and channels. Marketing efforts may include, among other things, trade advertising and promotional programs with distributors and retailers, in-store advertisements, in-store displays and limited consumer advertising, public relations and coupon programs. We believe growth opportunities exist to increase the distribution of our (i) Boulder Canyon®, Fresh Frozen™ and Radar Farms products in grocery stores, which have all-commodity volumes, or ACVs, in such stores of less than 33% for Boulder Canyon®, less than 20% for Fresh Frozen™ and less than 20% for Radar Farms, (ii) Boulder Canyon® and Fresh Frozen TM products in mass merchandise stores, (iii) Boulder Canyon® and Radar Farms products in club stores, and (iv) Boulder Canyon® products in natural, drug and convenience stores. Our Boulder Canyon® products have an ACV of approximately 76% in natural food stores.

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

Leverage Infrastructure and Capacity.     Our Bluffton, Indiana, Goodyear, Arizona, Lynden, Washington, Salem, Oregon, Jefferson, Georgia, and Thomasville, Georgia facilities operated at approximately 40%, 90%, 70%, 40%, 80% and 50% of their respective manufacturing capacities as of December 27, 2014.  We intend to continue to expand our branded product lines, as well as secure new manufacturing opportunities in private label and co-packing arrangements. In addition, we plan to continue capital investment in our plants and improve operating efficiencies.

Pursue Selective Licenses and Acquisitions.     We continue to evaluate acquisition opportunities where we can use our competencies in operations, sales, marketing and distribution in order to drive revenue and profit growth.

Improve Profit Margins.     We plan to increase our profit margins through increased long-term revenue growth, improved operating efficiencies, higher margin new products and high-growth product categories. For example, we believe the following margin improvement initiatives are important elements of our strategy: rationalization of unprofitable customer accounts, improved product mix and channel flow, expanded sales growth, improved operating efficiencies and leverage and higher margin new product introductions. We believe that improved profit margins are possible with the achievement of the business strategies discussed above.

Manufacturing

Our Company-owned manufacturing facility in Bluffton, Indiana produces snack products utilizing a sheeting and frying process with three fryer lines that can produce up to approximately 9,000 pounds per hour and two extruded lines capable of producing up to 4,000 pounds per hour. Previously introduced production capabilities at our Bluffton, Indiana facility allow us to use existing equipment to make additional snacks, including pellet snacks, which are entirely different in appearance and taste from our other product lines. We believe this technology will help expand our product lines and facilitate growth. In 2013, we installed additional packaging capacity to meet increasing demand on branded, licensed and contract manufacturing opportunities.  In 2014, we installed additional extrusion capacity to service this growing business segment.  We also produce snack products for customers under private label and co-packing agreements. Our Indiana facility is operating at approximately 30% of sheeted processing capacity and 60% of extruded capacity as of December 27, 2014.

Our Company-owned manufacturing facility in Goodyear, Arizona has the capacity to produce up to approximately 4,600 pounds of potato chips per hour, including 2,500 pounds of batch-fried potato chips per hour and 2,100 pounds of continuous-fried potato chips per hour. Poore Brothers®, Bob’s Texas Style®, Boulder Canyon® Authentic Foods, co-packing and private label branded potato chips are produced in a variety of flavors utilizing a batch-frying process. While conventional continuous line cooking methods may produce higher production volume, we believe that our batch-frying process is superior and produces premium potato chip products with enhanced crispness and distinctive flavor. Our Arizona facility is operating at approximately 90% of packaging capacity as of December 27, 2014.

Our Company-owned Rader Farms farming facility in Lynden, Washington has the capacity to grow up to eight million pounds of raspberries and blueberries per year. Rader Farms grows, processes and markets premium berry blends, raspberries, blueberries, and rhubarb and purchases marionberries, cherries, cranberries, strawberries and other fruits from a select network of fruit growers for resale. The fruit is processed and packaged for sale and distribution nationally to wholesale customers under the Rader Farms® brand, as well as through store brands. We also use third-party processors for certain products. Our individually quick frozen, or IQF, processing facilities located at the same location have the capacity to apply the IQF process to 55 million pounds of berries annually.  In 2013, we invested in new processing equipment to more effectively and efficiently cool the fruit after being harvested, thereby increasing quality. Additionally, we added a packaging line to increase capacity. In 2014, additional IQF processing equipment was added for further capacity. Our Washington processing facility is operating at approximately 70% of packaging capacity as of December 27, 2014.

In May 2013, we acquired the berry processing business of Willamette Valley Fruit Company. Willamette Valley Fruit Company has two plants in Salem, Oregon. Both plants occupy leased facilities and process and package marionberries, other blackberries, blueberries, strawberries, cranberries, rhubarb, and other fruits and vegetables for industrial customers, as well as contract manufacturing and private label brands. The processing facility has four IQF lines capable of freezing 35,000 pounds per hour of fruit during peak production. As this plant is seasonal with the fruit harvests, it operates at approximately 100% of capacity in the peak production months of June through September and at approximately 20% of capacity the remainder of the year. The packaging plant has the ability to package up to approximately 19 million pounds annually and is operating at 40% of capacity as of December 27, 2014.

In November 2013, we acquired Fresh Frozen Foods. Fresh Frozen Foods has two plants located in Jefferson, Georgia and Thomasville, Georgia which process and package IQF vegetables, breads and other items sold under the Fresh FrozenTM brand. The plant in Jefferson operates as a packaging facility capable of packaging approximately 83 million pounds of products annually. This plant is operated at approximately 80% of capacity as of December 27, 2014. The Thomasville facility is a processing facility which has one IQF line capable of producing approximately 77 million pounds of IQF carrots, peas, potatoes, onions and other vegetables and fruits annually. This plant is operated at approximately 50% of capacity as of December 27, 2014.

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

Suppliers

The principal raw materials we utilize are potatoes, potato flakes, potato starch, corn, oils, seasonings, berries and vegetables. We believe that the raw materials we need to produce our products are readily available from numerous suppliers on commercially reasonable terms. Potatoes, potato flakes and corn are widely available year-round, although they are subject to seasonal price fluctuations. We use a variety of oils and seasonings in the production of our snack products and believe that alternative sources for such oils and seasonings, as well as alternative oils and seasonings, are readily abundant and available. We may lock in prices for raw materials, such as oils, as we deem appropriate. We freeze an average of approximately 50% of our total annual berry requirements and approximately 35% of our total annual vegetable requirements in our own processing facilities, and augment that production by purchasing additional frozen berries and vegetables to meet customer demand. We purchase both fresh berries and vegetables from local farmers and already frozen berries and vegetables for our repackaging business, and we purchase yogurt in cube form from a third-party company for use in our at home smoothie kits. We use packaging materials in our snack and frozen businesses.

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

Customers

Costco accounted for 26%, 35% and 35% of the Company’s 2014, 2013 and 2012 net revenues, respectively.  With the addition of our Willamette Valley Fruit Company and Fresh Frozen Foods businesses in 2013, Costco accounted for 27% of consolidated 2013 pro forma net revenues (see Note 2 to our Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K).  The remainder of our revenues were derived from sales to customers, grocery chains, club stores, regional distributors and other manufacturers, none of which individually accounted for more than 10% of our net revenues in 2014.  A decision by any of our major customers to cease or substantially reduce their purchases could have a material adverse effect on our business.

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

Our frozen berry products generally compete against other packaged berries on the basis of quality and price. Key competitors include Townsend Farms, Inc., Sunopta Inc., Cascadia Farm of Small Planet Foods, Inc., Wyman’s of Maine, Dole Food Company, Inc., Frozsun Foods Inc., Stahlbush Island Farms Inc. and other regional IQF and bagging fruit operations.  Obtaining freezer space at supermarkets and club stores is critical to successfully compete with other berry products, as supermarkets and club stores will frequently only carry one brand of frozen berry products, contrasted to snack products where multiple brands are typically carried.

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

Our smoothie kits generally compete against other packaged smoothie kits on the basis of quality and price. Key competitors include Dole Food Company, Inc. smoothies and a number of smaller brands. Obtaining freezer space at grocery, mass merchandiser and club stores is critical to successfully compete with other smoothie products, as grocery, mass merchandisers and club stores will frequently only carry two to three brands of frozen smoothie products, contrasted to snack products where multiple brands are typically carried.

The principal competitive factors affecting the markets in which we compete include product quality and taste, brand awareness among consumers, access to shelf or freezer space, price, advertising and promotion, varieties offered, nutritional content, product packaging and package design. We compete in our markets principally on the basis of product quality and taste. Frozen products are produced at our Lynden, Washington; Salem, Oregon and Thomasville, Georgia facilities utilizing IQF technology, for which we do not have exclusive rights.  However, we have patent pending technology to apply nutrients sourced from fruits and vegetables to boost the nutrition level in our fortified fruit products.  Products produced at our Bluffton, Indiana facility involve the use of unique technology including sheeted dough and pellet snacks. We do not have exclusive rights for this technology either. The taste and quality of the products we produce at our Goodyear, Arizona facility are largely attributable to two elements of our manufacturing process: batch-frying and distinctive seasonings to produce a variety of flavors. We do not have exclusive rights to the use of either element. Consequently, competitors may incorporate such elements into their own processes.

Government Regulation

The manufacture, labeling and distribution of our products are subject to the rules and regulations of a variety of federal, state and other governmental agencies.  There can be no assurance that new laws or regulations will not be passed that could require us to alter the taste or composition of our products or impose other obligations on us.  New or increased government regulation of the food industry, including, but not limited to, laws or regulations related to food safety, chemical composition, production processes, traceability, product quality, packaging, labeling and product recalls, could adversely impact our results of operations by increasing production costs, or restricting our methods of operation and distribution.  Such changes could also affect sales of our products and have a material adverse effect on our financial condition and results of operations.  These regulations may address food industry or society factors, such as obesity, nutritional and environmental concerns and diet trends.  In addition to laws relating to food products, our operations are governed by laws relating to environmental matters, workplace safety and worker health.  We believe that we presently comply in all material respects with such laws and regulations.

Employees

As of December 27, 2014, we had 821 total employees.  There are 700 employees in manufacturing and distribution, composed of 485 full-time, 72 part-time, and 143 temporary positions.  There are 41 employees in sales and marketing, and 80 in administration and finance.  Our employees are not represented by any collective bargaining organization, and we have never experienced a work stoppage.  We believe that our relations with our employees are good.

Patents, Trademarks and Licenses

We own the following trademarks in the United States: Boulder Canyon®, Canyon Cut®, Rader Farms®, Poore Brothers®, Intensely Different®, Texas Style®, Tato Skins®, O’Boisies®, Pizzarias®, Braids®, Willamette Valley Fruit Company™, Fresh Frozen™ and Sin In A Tin™. We consider our trademarks to be of significant importance in our business. We are not aware of any circumstances that would have a material adverse effect on our ability to use our trademarks.

From time to time, we enter into licenses with owners of distinctive brands to produce branded snack food products. These licenses may require us to make royalty payments on sales and to achieve certain minimum sales levels by certain dates during the contract term.  The termination of any of our license agreements, whether at the expiration of their term or prior thereto, could have a material adverse effect on our financial condition and results of operations.

In 2000, we launched our T.G.I. Friday’s® brand snack products under a license agreement with T.G.I. Friday’s, which expires in December 2019.  In July 2009, we entered into a license agreement with Jamba Juice, which expires in 2035, and, in 2010, launched a line of Jamba® branded blend-and-serve smoothie kits.  In January 2011, we entered into a license agreement with Nathan’s Famous Corporation, which expires in 2031, and launched a line of Crunchy Crinkle Fries. In June 2012, we entered into a license agreement with Vidalia Brands, Inc. to launch a line of onion flavored snacks, which expires in 2019. In November 2012, we entered into a license agreement with Seattle’s Best Coffee LLC, and created a line of blend-and-serve frozen coffee drink kits with an initial term expiring in November 2017, which automatically extends for a five-year period upon meeting certain minimum sales targets.

We produce T.G.I. Friday’s® brand snack products, Tato Skins® brand potato crisps and Boulder Canyon® Authentic Foods Rice and Bean, Hummus Chips, Garden Select Vegetable Crisps and Ancient Grains utilizing a sheeting and frying process that includes technology that we license from a third party. Under the terms of such license agreement, we have a royalty-bearing license to use the technology in the United States, Canada and Mexico until such time as the parties mutually agree to terminate the license agreement. Even though the patents for this technology expired in December 2006, in consideration for the use of this technology, we are required to make royalty payments on sales of products manufactured utilizing the technology until the termination date of such agreement. However, should products substantially similar to Tato Skins®, O’Boisies® and Pizzarias® become available for any reason in the marketplace by any manufacturer other than us which results in a sales decline of 10% or more, any royalty obligation for the respective products shall cease.

In 2014, we introduced Rader Farms® Fruit PLUS Vitamins™, the first-ever fortified whole frozen fruit product.  Using proprietary technology and topical nutrients sourced from whole fruits and vegetables, Fruit PLUS Vitamins builds on naturally-occurring vitamins found within whole strawberries, blueberries and blackberries and boosts the nutrition level with five additional vitamins: B1, B6, D, E and K.  We currently have a patent pending for this technology.

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

Research and Development

We incur research and development costs to support growth through the introduction of new products and the improvement in quality of existing products.  We recorded $0.3 million, $0.3 million and $0.2 million in fiscal years 2014, 2013 and 2012, respectively, for research and development costs.

Available Information

Our Internet address is www.inventurefoods.com. We make available at this address, free of charge, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (the “SEC”). In this Annual Report on Form 10-K, we incorporate by reference as identified herein certain information from parts of our proxy statement for the 2015 Annual Meeting of Stockholders, which we will file with the SEC and will be available free of charge on our website. Reports of our executive officers, directors and any other persons required to file securities ownership reports under Section 16(a) of the Exchange Act are also available through our website. Information contained on our website is not part of this Annual Report.

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

An element of our business strategy is the pursuit of selected strategic acquisition opportunities for the purpose of expanding, complementing and/or diversifying our business.  We may not be able to identify, finance and complete strategic acquisitions on acceptable terms. Any future acquisitions could divert management’s attention from our daily operations and otherwise require additional management, operational and financial resources. Moreover, we may not be able to successfully integrate acquired companies or their management teams into our operating structure, retain management teams of acquired companies on a long-term basis, or operate acquired companies profitably.  Acquisitions may also involve a number of other risks, including adverse short-term effects on our operating results, dependence on retaining key personnel and customers, and risks associated with unanticipated liabilities or contingencies.

Changes in the legal and regulatory environment in which we operate could limit our business activities, increase our operating costs, reduce demand for our products or result in litigation.

The conduct of our businesses, including the production, storage, distribution, sale, display, advertising, marketing, labeling, health and safety practices, transportation and use of many of our products, are subject to various laws and regulations administered by federal, state and local governmental agencies in the United States, as well as to laws and regulations administered by government entities and agencies outside the United States in markets in which our products are made, manufactured or sold.  These laws and regulations and interpretations thereof may change, sometimes dramatically, as a result of a variety of factors, including political, economic or social events.  Such changes may include changes in: food and drug laws; laws related to product labeling, advertising and marketing practices; laws regarding the import or export of our products or ingredients used in our products; laws and programs restricting the sale and advertising of certain of our products; laws and programs aimed at reducing, restricting or eliminating ingredients present in certain of our products; laws and programs aimed at discouraging the consumption or altering the package or portion size of certain of our products; increased regulatory scrutiny of, and increased litigation involving, product claims and concerns regarding the effects on health of ingredients in, or attributes of, certain of our products; state consumer protection laws; taxation requirements, including the imposition or proposed imposition of new or increased taxes or other limitations on the sale of our products; competition laws; anti-corruption laws; employment laws; privacy laws; laws regulating the price we may charge for our products; and environmental laws.  New laws, regulations or governmental policy and their related interpretations, or changes in any of the foregoing, including taxes or other limitations on the sale of our products, ingredients contained in our products or commodities used in the production of our products, may alter the environment in which we do business and, therefore, may impact our operating results or increase our costs or liabilities.

Our operations and financial conditions may be impacted by general economic conditions and an economic downturn.

Recessionary pressures from an overall decline in U.S. economic activity could adversely impact our results of operations.  Economic uncertainty may reduce consumer spending and could result in increased pressure from competitors or customers to reduce the prices of our products and/or limit our ability to increase or maintain prices, which could negatively impact our revenues and profitability.  Instability in the financial markets may impact our ability or increase the cost to enter into new credit agreements in the future.  Additionally, it may weaken the ability of customers, suppliers, distributors, banks, insurance companies and other business partners to perform in the normal course of business, which could expose us to losses or disrupt supply of inputs used to conduct our business.  If one or more key business partners fail to perform as expected or contracted, our operating results could be negatively impacted.

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

At December 27, 2014, we had outstanding indebtedness in the aggregate principal amount of $85.1 million.

Our credit agreement (the “Credit Agreement”) with a syndicate of lenders led by U.S. Bank National Association (“U.S. Bank”) is secured by substantially all of our assets.  Our obligations under the Credit Agreement are guaranteed by our subsidiaries.  We are required to comply with certain financial covenants pursuant to the Credit Agreement so long as borrowings from U.S. Bank remain outstanding.  Should we be in default under any of such covenants, U.S. Bank has the right, upon written notice and after the expiration of any applicable period during which such default may be cured, to demand immediate payment of all of the then unpaid principal and accrued but unpaid interest under the Credit Agreement.  At December 27, 2014, we were in compliance with all covenants of the Credit Agreement.

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

In 2014, 20% of our net revenues were attributable to Rader Farms®/Kirkland® co-branded frozen berry product sales to Costco.  Overall, Costco accounted for 26% of our 2014 net revenues.  Taking into account our Willamette Valley Fruit Company and Fresh Frozen Foods acquisitions, Costco accounted for 27% of consolidated 2013 pro forma net revenues (see Note 2 to our Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K).  A decision by Costco to no longer carry certain frozen berry products could have a material adverse inpact on our Frozen business.  A decision by any major customer to cease or substantially reduce its purchases, or a decrease in the popularity of frozen berries during any year, could have a material adverse effect on our operating results, and such decision by Costco would have a material adverse effect on our business, financial condition and results of operations.

We depend on a license agreement for the right to sell our T.G.I. Friday’s® brand.

For the year ended December 27, 2014, 12% of our net revenues were attributable to the T.G.I. Friday’s® brand products, which are manufactured and sold by us under our license agreement with T.G.I. Friday’s that expires in December 2019.  The license agreement imposes certain requirements and conditions on us (including, without limitation, minimum sales targets).  Our failure to comply with these requirements and conditions could result in the early termination of the license agreement by T.G.I. Friday’s.  If we are unsuccessful in negotiating an extension of this license agreement, or the license agreement is not renewed at the expiration of its term or is terminated prior thereto, our business, financial condition and results of operations would be materially and adversely affected.

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

Our success is dependent in large part upon the abilities of our executive officers, including Terry McDaniel, Chief Executive Officer, and Steve Weinberger, Chief Financial Officer.  Implementation of our business strategy will challenge our executive officers, and the inability of such officers to perform their duties or our inability to attract and retain other highly qualified personnel could have a material adverse effect upon our operating results.

We may not be able to successfully implement our strategy to expand our business internationally.

We plan to expand sales to Canadian customers and are exploring other international market opportunities for our brands.  Such expansion may require significant management attention and financial resources and may not produce desired levels of revenue.  International business is subject to inherent risks, including longer accounts receivable collection cycles, difficulties in managing operations across disparate geographical areas, difficulties enforcing agreements and intellectual property rights, fluctuations in local economic, market and political conditions, compliance requirements with U.S. and foreign export regulations, potential adverse tax consequences and currency exchange rate fluctuations.  Currency exchange rate fluctuations may impact our ability to remain competitive in international markets.

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

Our manufacturing costs are subject to fluctuations in certain commodity prices. Berries and vegetables are not readily available year-round.  Therefore, we use the IQF technique to freeze the berries and vegetables harvested for use during the year to meet processing demands.  In addition to freezing our own home-grown berries, we also purchase a substantial amount of berries from outside suppliers to meet customer demands. We are dependent on our suppliers to provide us with an adequate supply of vegetables and berries on a timely basis. The failure of certain suppliers to meet our performance specifications, quality standards or delivery schedules could have a material adverse effect on our operating results.  To the extent that certain types of berries or vegetables become scarce, substantially increase in price, or become unavailable or unavailable on commercially attractive terms, our operating results could be materially and adversely affected.

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

The snack food industry is dominated by large food companies, including Frito-Lay, Inc., a subsidiary of PepsiCo, Inc., The Kellogg Company, ConAgra Foods, Inc., Diamond Foods, Inc., General Mills, Inc., Snyder’s-Lance, Inc. and others which have substantially greater financial and other resources than us and sell brands that are more widely recognized than our products. Numerous other companies that are actual or potential competitors of ours, many with greater financial and other resources (including more employees and more extensive facilities) than us, offer products similar to ours. In addition, many of our competitors offer a wider range of products than that offered by us.  Local or regional markets often have a significant number of smaller competitors, many of whom offer products similar to ours. With the expansion of our operations into new markets, we have and will continue to encounter significant competition from national, regional and local competitors that may be greater than that encountered by us in our existing markets. In addition, such competitors may challenge our position in our existing markets.

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

We license technology from a third party in connection with the manufacture of certain T.G.I. Friday’s®, Boulder Canyon® and Tato Skins® brand products, as well as certain private label branded products, and have a royalty-bearing, exclusive right license to use the technology necessary to produce these products in the United States, Canada, and Mexico until such time as the parties mutually agree to terminate the agreement. Even though the patents for this technology expired in December 2006, in consideration for the use of this technology, we are required to make royalty payments to the third party on sales of products manufactured utilizing the technology until the termination of such license agreement.  Since these patents have expired, we no longer have exclusive rights to this technology and, as a result, may face additional competition that could adversely affect our revenues. Moreover, our competitors, some of which may have significantly greater resources than us, may utilize different technology in the manufacture of products that are similar to those we currently manufacture, or that we may manufacture in the future. The entry of any such products into the marketplace could have a material adverse effect on our sales of certain T.G.I. Friday’s®, Boulder Canyon® and Tato Skins® brand products, certain private label branded products, as well as any such future products.

We may not be able to adequately protect our intellectual property and other proprietary rights that are material to our business.

Our ability to compete effectively depends in part upon our ability to protect our rights to trademarks, copyrights and other intellectual property we own or license. Our use of contractual provisions, confidentiality procedures and agreements, and trademark, copyright, unfair competition, trade secret and other laws to protect our intellectual property and other proprietary rights may not be adequate. Litigation may be necessary to enforce our intellectual property rights and protect our proprietary information, or to defend against claims by third parties that our services or our use of intellectual property infringe their intellectual property rights.  Any litigation or claims brought by or against us could result in substantial costs and diversion of our resources.  A successful claim of trademark, copyright or other intellectual property infringement against us could prevent us from providing services, which could have a material adverse effect on our business, financial condition or results of operations. In addition, a breakdown in our internal policies and procedures may lead to an unintentional disclosure of our proprietary, confidential or material non-public information, which could in turn harm our business, financial condition or results of operations.

Risks Related to Our Securities

Substantial sales of our common stock by our stockholders could depress the market price of our common stock regardless of our operating results.

Sales of substantial amounts of our common stock in the public market, or the perception that these sales could occur, could adversely affect the market price of our common stock and impair our ability to raise capital through offerings of our common stock.  As of December 27, 2014, we had 19,592,651 shares of our common stock outstanding.  In addition, as of December 27, 2014, there were outstanding options to purchase 732,852 shares of our common stock and 353,529 shares of common stock issuable upon the vesting of restricted stock units. Substantially all of our outstanding common stock is eligible for sale, subject to Rule 144 volume limitations for holders affected by such limitations, as are shares of our common stock issuable under vested and exercisable options. If our existing stockholders sell a large number of shares of our common stock or the public market perceives that existing stockholders might sell our common stock, the market price of our common stock could decline significantly. These sales might also make it more difficult for us to sell equity securities at a time and price that we deem appropriate.

Our stock price has been, and may continue to be, volatile, and may decline regardless of our financial performance.

The market price of our common stock has fluctuated and may continue to fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

•                  actual or anticipated fluctuations in our financial results;

•                  announcements relating to our industry or to our own business or prospects;

•                  the failure of securities analysts to initiate or maintain coverage of our company, changes in financial estimates or ratings by any securities analysts who follow our company, or our failure to meet these estimates or the expectations of investors;

•                  changes in operating performance and stock market valuations of other public companies generally, or those in our industry in particular;

•                  price and volume fluctuations in the overall stock market, including as a result of trends in the global economy;

•                  our ability or inability to raise additional capital and the terms on which we raise it;

•                  future sales of common stock or the perception that sales could occur;

•                  failure of suppliers to meet expectations;

•                  the unavailability of berries or vegetables at attractive prices;

•                  any major change in our board of directors or management;

•                  developments relating to litigation, governmental investigation, the legal and regulatory environment, product recalls or changes in competitive conditions; and

•                  other events or factors, including those resulting from war, incidents of terrorism, changes in weather conditions or natural disasters, or responses to these events.

In addition, the stock market in general has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of publicly traded companies.  Broad market and industry factors may seriously affect the market price of companies’ stock, including ours, regardless of actual operating performance. In addition, in the past, following periods of volatility in the overall market and the market price of a particular company’s securities, securities class action litigation has often been instituted against such a company. If securities class action litigation is instituted against us, it could result in substantial costs and a diversion of our management’s attention and resources and could materially adversely affect our operating results.

Anti-takeover provisions contained in our amended certificate of incorporation and amended and restated bylaws, as well as provisions of Delaware law, could impair a takeover attempt.

Our amended certificate of incorporation, amended and restated bylaws and Delaware law contain provisions that could have the effect of delaying, preventing or rendering more difficult an acquisition of us if such acquisition is deemed undesirable by our board of directors, including provisions that:

•                  authorize “blank check” preferred stock, which could be issued by the board of directors without stockholder approval and may contain voting, liquidation, dividend and other rights superior to our common stock;

•                  restrict our ability to engage in transactions with stockholders with 15% or more of outstanding voting stock; and

•                  limit the ability of our stockholders to call special meetings.

These provisions, alone or together, could delay or prevent unsolicited takeovers and changes in control or changes in our management. Any provision of our amended certificate of incorporation or amended and restated bylaws or Delaware law that has the effect of delaying or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our common stock and could also affect the price that some investors are willing to pay for our common stock.

If securities or industry analysts do not publish or cease publishing research or reports about us, our business or our market, if they change their recommendations regarding our stock adversely, or if our operating or financial results do not meet expectations, our stock price and trading volume could decline.

The trading market for our common stock is influenced by the research and reports that industry or securities analysts may publish about us, our business, our market or our competitors.  If any of the analysts who may cover us change their recommendation regarding our stock adversely, or provide more favorable relative recommendations about our competitors, our stock price would likely decline.  If any analyst who may cover us were to cease coverage of our company or fail to regularly publish reports on us, we could lose visibility in the financial markets.  In addition, if our operating or financial results do not meet analysts’ expectations, our stock price or trading volume could decline. Any of these factors could cause you to lose part or all of you investment in our common stock.

We do not expect to declare any dividends in the foreseeable future.

We do not anticipate declaring any cash dividends to holders of our common stock in the foreseeable future. In addition, certain debt agreements of ours limit our ability to declare and pay cash dividends, and any future financing agreements may prohibit us from paying any type of dividends. Consequently, investors may need to rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investment. Investors seeking cash dividends should not purchase our common stock.

Item 1B.        Unresolved Staff Comments.

We have received no written comments regarding our periodic or current reports from the staff of the SEC that were issued 180 days or more preceding the end of our 2014 fiscal year that remain unresolved.

Item 2.           Properties.

The following table summarizes information about our significant manufacturing, distribution, farming and administrative facilities in use as of December 27, 2014:

Operating Segment	Location	Primary Activities	Own or Lease	Total Space
Headquarters	Phoenix, Arizona	Executive Offices	Lease	13,865 sq ft

Snack products	Goodyear, Arizona	Manufacturing	Own	59,840 sq ft
	Bluffton, Indiana	Manufacturing	Own	135,781 sq ft
	Bluffton, Indiana	Distribution	Lease	100,000 sq ft

Frozen products	Lynden, Washington	Farming	Lease	840 acres
	Lynden, Washington	Manufacturing	Own	50,229 sq ft
	Salem, Oregon	Manufacturing	Lease	28,524 sq ft
	Salem, Oregon	Manufacturing	Lease	65,000 sq ft
	Jefferson, Georgia	Manufacturing	Own	59,480 sq ft
	Thomasville, Georgia Pensacola, Florida	Manufacturing Manufacturing	Own Lease	101,290 sq ft 1,600 sq ft

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

PART II

Item 5.                                 Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our Common Stock is traded on the Nasdaq Global Select Market tier of the Nasdaq Stock Market under the symbol “SNAK.”

The following table sets forth the range of high and low sale prices of our Common Stock as reported on the Nasdaq Global Market for each quarter of the fiscal year ended December 27, 2014, and as reported on the Nasdaq Global Market for each quarter of the fiscal year ended December 28, 2013.

	Common Stock
	High	Low
Fiscal 2014:
First Quarter	$14.28	$11.49
Second Quarter	$14.28	$11.40
Third Quarter	$13.62	$10.52
Fourth Quarter	$13.92	$11.24

Fiscal 2013:
First Quarter	$7.85	$6.49
Second Quarter	$8.36	$7.11
Third Quarter	$10.63	$8.41
Fourth Quarter	$13.53	$10.33

Stockholders of Record

There were approximately 145 stockholders of record as of March 5, 2015.  We believe the number of beneficial owners is substantially greater than the number of record holders because a large portion of the Common Stock is held of record in broker “street names.”

Dividends

We have never declared or paid any dividends on the shares of our Common Stock.  Management intends to retain any future earnings for the operation and expansion of our business and does not anticipate paying any dividends at any time in the foreseeable future.  Additionally, certain debt agreements of ours limit our ability to declare and pay dividends.

Sales of Unregistered Securities

We did not make any sales of unregistered securities during 2014.

Issuer Purchases of Equity Securities

There were no shares repurchased during the quarter ended December 27, 2014.

Stock Price Performance Graph

Set forth below is a graph comparing the percentage change in the cumulative total stockholder return on our Common Stock with the cumulative total return of the Russell 2000 Index (Market Index) and the S&P Packaged Foods Index (Peer Index) for the period starting December 27, 2009 and ending December 27, 2014.  The graph assumes that $100 was invested on December 27, 2009 in our Common Stock and in each of the two indices, and that, as to such indices, dividends were reinvested.  We have not, since our inception, paid any cash dividends on our Common Stock.  Historical stock price performance shown on the graph is not necessarily indicative of future price performance.

	December 27, 2009	December 25, 2010	December 31, 2011	December 29, 2012	December 28, 2013	December 27, 2014
Inventure Foods, Inc. Common Stock (SNAK)	100.00	186.21	161.21	271.98	580.60	531.03
Russell 2000 Index (Market Index)	100.00	124.43	116.85	131.23	183.12	191.65
S&P Packaged Foods (Peer Index)	100.00	112.10	126.93	134.64	173.04	194.53

See Note 9 to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K for a summary of treasury stock repurchases and retirements.

Item 6.           Selected Financial Data.

The following selected historical consolidated financial data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited Consolidated Financial Statements and related notes to those statements included in this Annual Report on Form 10-K.  Numbers are expressed in thousands except per share data.  The selected historical consolidated financial data as of and for the years ended December 27, 2014, December 28, 2013, December 29, 2012, December 31, 2011 and December 25, 2010 have been derived from our audited Consolidated Financial Statements.  Fiscal 2011 contained 53 weeks and the fiscal years 2014, 2013, 2012 and 2010 each contained 52 weeks.

	December 27, 2014	December 28, 2013	December 29, 2012	December 31, 2011	December 25, 2010
Year ended:
Net revenues	$285,663	$215,580	$185,179	$162,232	$133,987
Gross profit	53,121	38,886	36,892	30,134	29,034
Operating income	18,933	10,850	11,344	5,210	7,354
Net income	10,561	6,618	7,449	2,817	4,469
Earnings per common share — diluted	$0.53	$0.33	$0.38	$0.15	$0.24
Weighted average common shares — diluted	19,990	19,789	19,574	19,199	18,546
As of:
Net working capital	$55,027	$33,981	$25,151	$22,934	$20,564
Total assets	195,310	170,091	95,894	97,975	78,821
Long-term debt	78,020	65,088	17,014	23,779	20,665
Stockholders’ equity	71,966	59,153	51,099	41,610	37,790

INVENTURE FOODS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

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

Fiscal year 2014 was a record volume year for the Company with net revenues of $285.7 million, a 32.5% increase over the prior fiscal year.  In fiscal 2014, our products in the healthy/natural category represented 83% of net sales, a 12 point increase from the prior year.

Our frozen fruit business experienced growth in fiscal year 2014, both in the branded product and private label categories, as more consumers recognize the health and nutritional benefits of frozen fruits that are harvested at the peak of ripeness when essential vitamins and minerals can be locked in.  Consumers are looking for easy ways to eat more fruits and vegetables and sales are on the rise as a result of the smoothie and jucing trends.  We continued to focus on product innovation in our frozen beverages including expanding our Jamba® Fusion smoothie line, which includes unique blends of vegetables and fruit.

In addition, the snack industry has been heavily influenced by a proliferation of new flavors and health focused snacks, with a rapid increase in the number of low-fat, low-carb, all-natural and organic products.  We believe the trend for healthier snacks will continue and will provide new revenue growth opportunities for our Rader Farms®, Boulder Canyon®, Fresh FrozenTM and premium private label products.  We intend to continue brand investments in 2015 to drive continued sales and earnings growth in the long term.  During fiscal year 2014, we also launched new flavors of Boulder Canyon® Kettle Chips, including organic, olive oil and avocado oil chips as well as Ancient Grains and Protein Crisps.  Under the T.G.I. Friday’s® brand, we launched two new products including Extreme Heat Hot Fries and Jalapeno Poppers.

On May 28, 2013, we completed our acquisition of the berry processing business of Willamette Valley Fruit Company for a cash purchase price of $9.3 million.  An additional amount of up to $3.0 million may be payable to Willamette Valley Fruit Company as contingent consideration in the form of an earn-out if certain performance thresholds are met during the seven-year period following the closing of this transaction (see Note 2 to our Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K).

On November 8, 2013, we completed our acquisition of Fresh Frozen Foods for a cash purchase price of $38.4 million plus a working capital adjustment of $0.4 million.  An additional amount of up to $3.0 million could have been payable to Fresh Frozen Foods in the form of an earn-out based on the achievement of specified 2014 performance objectives, which were not met (see Note 2 to our Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K).

On September 29, 2014, we acquired the assets and intellectual property of a small boutique frozen desserts business, Sin In A Tin, for approximately $160,000 in cash. An additional amount of up to $0.5 million is payable to the seller in the form of an earn-out based on future net revenues derived from the Sin In A Tin products.

All of our assets are located in the United States and include manufacturing facilities in Arizona, Georgia, Florida, Indiana, Oregon and Washington.

Results of Operations

The following discussion summarizes the significant factors affecting our consolidated operating results, financial condition, liquidity and capital resources.  This discussion should be read in conjunction with “Item 8. Financial Statements and Supplementary Data” and the “Cautionary Statement Regarding Forward-Looking Statements” on page 1.

Our fiscal year ends on the last Saturday occurring in the month of December of each calendar year.  Accordingly, fiscal 2014 commenced December 29, 2013 and ended December 27, 2014.  The fiscal year end dates result in an additional week of results every five or six years.  There were 52 weeks in each of the 2014, 2013 and 2012 fiscal years.  The following table sets forth for the periods presented certain financial data as a percentage of net sales for the years ended December 27, 2014, December 28, 2013 and December 29, 2012:

	2014	2013	2012
Net revenues	100.0%	100.0%	100.0%
Cost of revenues	81.4	82.0	80.1
Gross profit	18.6	18.0	19.9
Selling, general and administrative expenses	12.0	13.0	13.8
Operating income	6.6	5.0	6.1
Gain on sale of DSD	—	—	(0.6)
Interest expense, net	0.9	0.4	0.4
Income before income taxes	5.7	4.6	6.3
Income tax provision	2.0	1.5	2.3
Net income	3.7%	3.1%	4.0%

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

2014 Compared to 2013

Net Revenues.  In 2014, net revenues increased $70.1 million, or 32.5%, to $285.7 million compared with net revenues of $215.6 million for the previous fiscal year. Our net revenues by operating segment were as follows (in thousands):

	Year Ended
	December 27, 2014	December 28, 2013	% Change
Frozen Products	$179,518	$117,124	53.3%
Snack Products	106,145	98,456	7.8%
Consolidated	$285,663	$215,580	32.5%

The frozen products segment net revenues were $179.5 million, an increase of $62.4 million, or 53.3%, compared with net revenues of $117.1 million for the previous fiscal year.  This increase was primarily a result of the additional revenues from Willamette Valley Fruit Company and Fresh Frozen Foods which businesses we acquired in 2013.

The snack products segment net revenues were $106.1 million, an increase of $7.7 million, or 7.8%, compared with net revenues of $98.5 million for the previous fiscal year.  This increase was primarily due to increased sales of Boulder Canyon® and healthy/natural private label products, partially offset by a reduction in sales of T.G.I. Friday’s® branded snacks.

Gross Profit.  Gross profit for 2014 was $53.1 million, compared to $38.9 million for the prior year, with gross margin increasing 60 basis points to 18.6% for the year ended December 27, 2014, compared to 18.0% for the year ended December 28, 2013.  Our gross profit and gross profit as a percentage of net sales by operating segment were as follows (in thousands):

	Year Ended
	December 27, 2014	% of Net Revenues	December 28, 2013	% of Net Revenues
Frozen Products	$32,329	18.0%	$22,745	19.4%
Snack Products	20,792	19.6%	16,141	16.4%
Consolidated	$53,121	18.6%	$38,886	18.0%

The frozen products segment gross profit was $32.3 million, an increase of $9.6 million, or 42.1%, compared to gross profit of $22.7 million for the prior fiscal year.  The increase in gross profit for the year was primarily attributable to the additional business contributed by Fresh Frozen Foods as well as increased production capability from our acquisition of Willamette Valley Fruit Company.  As a percentage of net revenues, gross profit decreased to 18.0% in 2014 from 19.4% in 2013 due primarily to lower margins from our Fresh Frozen Foods business, largely due to increased trade promotional spending.

The snack products segment gross profit was $20.8 million, an increase of $4.7 million, or 28.8%, compared to gross profit of $16.1 million for the prior fiscal year, and increased as a percentage of net revenues to 19.6% in 2014 from 16.4% in 2013.  The increase in gross margin for the year was primarily driven by improved product and channel mix with a stronger emphasis on higher margin branded products.

Selling, General and Administrative Expenses.  Selling, general and administrative (“SG&A”) expenses increased $6.2 million, or 21.9%, for the year ended December 27, 2014, compared to the prior fiscal year.  SG&A expense reflects a number of adjustments including the reversal of the Fresh Frozen Foods contingent consideration liability offset by estimated Jamba litigation settlement costs and fees associated with the Company’s secondary offering.  The net impact of these items reduced SG&A expenses by $1.9 million in fiscal 2014.  In fiscal 2013 SG&A expenses included $1.4 million of acquisition-related transaction costs.  Excluding the impact of these items, SG&A expenses increased $9.5 million to $36.1 million, compared to $26.6 million in the prior year and as a percentage of net revenues, increased 30 basis points to 12.6%, compared to 12.3% in the prior year.  The increase in SG&A expenses were primarily due to full year costs of our two acquired business in 2013, increased incentive compensation expenses, higher health insurance costs under the Company’s partially self-insured plan, and as a result of reinvesting a portion of earnings back into the business to support future growth.

Interest Expense.  Net interest expense for the year ended December 27, 2014 increased 198.6%, to $2.6 million, compared to $0.9 million during the year ended December 28, 2013.  The increase was primarily due to higher debt balances related to the two acquisitions that occurred during 2013.

Income Tax Provision.  The income tax provision of $5.8 million for 2014 is $2.4 million higher than the $3.4 million of tax provision in the prior year.  Our effective income tax expense rate was 35.3% in 2014, compared to 33.7% in 2013.  The change in the effective tax rate is primarily due to an increase in state tax rates.

2013 Compared to 2012

Net Revenues.  In 2013, net revenues increased 16.4%, or $30.4 million, to $215.6 million, compared with net revenues of $185.2 million for the previous fiscal year.  Our net revenues by operating segment were as follows (in thousands):

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

The snack products segment net revenues were $98.5 million, an increase of $4.1 million, or 4.3%, compared with net revenues of $94.4 million for the previous fiscal year.  This increase was primarily attributable to additional revenues from our new co-packing agreements, which began production early in 2013, increases in sales of Boulder Canyon® products, premium private label products and Vidalia® products.  The increase was partially offset by a decrease in sales of certain licensed products and selling our direct-store-delivery (“DSD”) business in the fourth quarter of 2012.

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

Selling, General and Administrative Expenses.  SG&A expenses increased 9.7%, or $2.5 million, for the year ended December 28, 2013, compared to the prior fiscal year.  SG&A expense decreased 80 basis points to 13.0% as a percentage of net sales for the year ended December 28, 2013, compared to 13.8% in the prior fiscal year.  The increase in SG&A expense dollars was primarily attributable to transaction and integration related costs of approximately $1.4 million associated with the Willamette Valley Fruit Company and Fresh Frozen Foods acquisitions that occurred during 2013, as well as increased commissions on higher sales.

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

Liquidity and Capital Resources

Liquidity represents our ability to generate sufficient cash flows from operating activities to satisfy obligations, as well as our ability to obtain appropriate financing.  Therefore, liquidity cannot be considered separately from capital resources that consist primarily of current and potentially available funds for use in achieving our objectives.  Currently, our liquidity needs arise primarily from working capital requirements, capital expenditures and debt repayment.  Sufficient liquidity is expected to be available to enable us to meet these demands.  Net working capital was $55.0 million (a current ratio of 2.5:1) and $34.0 million (a current ratio of 2.0:1) at December 27, 2014 and December 28, 2013, respectively.

The following table sets forth for the periods presented certain consolidated cash flow information for the fiscal years ended December 27, 2014, December 28, 2013 and December 29, 2012 (in thousands):

	December 27, 2014	December 28, 2013	December 29, 2012
Net cash (used in) provided by operating activities	$(1,282)	$5,346	$11,224
Net cash used in investing activities	(13,243)	(57,023)	(4,098)
Net cash provided by (used in) financing activities	14,110	52,168	(7,371)
Net decrease (increase) in cash and cash equivalents	(415)	491	(245)
Cash and cash equivalents at beginning of year	910	419	664
Cash and cash equivalents at end of year	$495	$910	$419

Cash and Cash Flow

Our primary uses of cash during 2014 were to fund capital additions and operations, including building inventory to accommodate the continued growth in demand for our products.

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

Net cash used in operating activities totaled $1.3 million for the fiscal year ended December 27, 2014 compared to net cash provided by operating activities of $5.3 million for the fiscal year ended December 28, 2013.  The $6.6 million year-over-year change was primarily a result of increased cash used to grow inventory in the current year as a result of continued growth in demand primarily for our frozen berry business.   During 2014, not only did berry costs increase, but we added capacity at our IQF facilities in order to expand our ability to freeze more fresh fruit, allowing us to reduce our dependence on higher priced purchased frozen berries. Inventories of lower cost fresh berries we grow or purchase from local farms and freeze through our IQF tunnels peak during the summer harvest and are generally sold over the next several months. We purchase frozen berries to supplement our needs until the next harvest or as needed for fruit we do not freeze ourselves. The emphasis on freezing more berries instead of purchasing them results in a higher upfront investment in inventory.  The impact from higher cash outlays for inventory was partially offset by the overall increase in sales and the related higher collections of accounts receivables.

Net cash provided by operating activities was $5.3 million for the fiscal year ended December 28, 2013 and $11.2 million for the fiscal year ended December 29, 2012.  The overall decrease of $5.9 million in net cash provided by operating activities in fiscal 2013 was primarily driven by an increase in inventory, largely related to increased inventory requirements related to Willamette Valley Fruit Company since its acquisition as well as an increase in inventory related to our co-packing business and a related increase in payables and accrued liabilities.

Net cash provided by operating activities was $11.2 million for the fiscal year ended December 29, 2012 and $4.7 million for the fiscal year ended December 31, 2011.  The overall increase of $6.5 million in fiscal 2012 was primarily driven by an increase in cash from operations and working capital requirements.  In 2012, our inventories decreased $4.2 million during the year as a result of increased sales volume, reduced overall berry prices and a lower yield from our 2012 berry harvest.  Additionally, we incurred increases in accounts receivable of $1.8 million in 2012, compared to an increase of $4.2 million in 2011, attributable to our net revenue growth.  The $14.0 million year-over-year inventory decrease is the primary driver of the $14.0 million year-over-year decrease in accounts payable and accrued liabilities during 2012.

Investing Cash Flows

Net cash used in investing activities was $13.2 million in 2014, compared to $57.0 million in 2013 and to $4.1 million in 2012.  Our 2014 investing activities primarily were driven by capital additions made to increase the Company’s production capacity.   Our 2013 investing activities included the acquisition of Willamette Valley Fruit Company and Fresh Frozen Foods for $8.5 million and $38.8 million, respectively, as well as $9.8 million in capital expenditures.  Capital expenditures of $9.8 million in 2013 relate to the purchase of manufacturing equipment of $7.9 million, primarily for new packaging equipment and new extrusion equipment at our Bluffton, Indiana facility, $0.9 million of capital expenditures related to the purchase and preproduction costs of berry plants, and $1.0 million in other expenditures relating to software, building improvements and office equipment.  Capital expenditures of $5.6 million in 2012 primarily relate to the purchase of manufacturing equipment of $3.8 million, primarily for cooling equipment to efficiently and effectively cool fruit directly from the fields after harvesting and new packaging equipment at our Lynden, Washington facility, $0.6 million of capital expenditures related to the purchase and preproduction costs of berry plants, and $1.2 million in other expenditures relating to software, building improvements and office equipment.  In 2015, we plan to spend $12.9 million in capital expenditures, primarily at our manufacturing facilities.  Capital expenditures are funded primarily by net cash flow from operating activities, cash on hand, and available credit from our credit facility.

Financing Cash Flows

Net cash provided by financing activities totaled $14.1 million and $52.2 million for fiscal year 2014 and 2013, respectively.  The $38.1 million decrease in year-over-year net cash provided by financing activities primarily reflects the higher level of new financing experienced in 2013 relating to our two acquisitions.

Net cash used by financing activities for fiscal year 2012 totaled $7.4 million reflecting the paying down of our revolving line of credit and other long term debt, which includes the payoff of our mortgage on our Goodyear, Arizona facility.  Our decrease in borrowings was funded with cash provided by operating activities and proceeds from the sale of our DSD business. These cash outlays were partially offset by cash provided by financing activities related to equity compensation.

Debt and Capital Resources

At December 27, 2014, there was $11.2 million of borrowings available under our line of credit.  As is customary in such financings, U.S. Bank may terminate its commitments and accelerate the repayment of amounts outstanding and exercise other remedies upon the occurrence of an event of default (as defined in the Credit Agreement), subject, in certain instances, to the expiration of any applicable cure period.  The Credit Agreement requires us to maintain compliance with certain financial covenants, including a minimum fixed charge coverage ratio and a leverage ratio.  At December 27, 2014, we were in compliance with all of the financial covenants.

See Note 7 to our Consolidated Financial Statements “Long-Term Debt and Line of Credit” in Part II, Item 8 of this Annual Report on Form 10-K.

Outlook

We believe that our current financing arrangement with U.S. Bank will provide adequate ability to finance our working capital needs and future capital expenditures.  We anticipate 2015 capital expenditures of approximately $12.9 million, funded through working capital and various purchase or leasing arrangements.  Our plans are not expected to materially affect our financial ratios or liquidity.  In connection with the implementation of our business strategy, discussed in detail in “Item 1. Business,” we may incur operating losses in the future and may require future debt or equity financings (particularly in connection with future strategic acquisitions, new brand introductions or capital expenditures).  Expenditures relating to acquisition-related integration costs, market and territory expansion and new product development and introduction may adversely affect promotional and operating expenses and consequently may adversely affect operating and net income.  These types of expenditures are expensed for accounting purposes as incurred, while revenue generated from the result of such expansion or new products may benefit future periods.  We believe that we will generate positive cash flow from operations during the next twelve months, which, along with our existing working capital and borrowing facilities, will enable us to meet our operating cash requirements for the next twelve months.  This belief is based on current operating plans and certain assumptions, including those relating to our future revenue levels and expenditures, industry and general economic conditions and other conditions.  For instance, if current general economic conditions continue or worsen, we believe that our sales forecasts may prove to be less reliable than they have in the past as consumers may change their buying habits with respect to snack food products.  Unexpected price increases for commodities used in our snack products, or adverse weather conditions affecting our Rader Farms crop yield could also impact our financial condition.  If any of these factors change, we may require future debt or equity financings to meet our business requirements.  Any required financings may not be available or, if available, may not be on terms attractive to us.

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

We do not have any off-balance sheet arrangements that are required to be disclosed pursuant to these regulations, other than those described in the Notes to our Consolidated Financial Statements contained herein.  We do not have, nor do we engage in, transactions with any special purpose entities.  Other than an interest rate swap, we are not engaged in any derivative activities and had no forward exchange contracts outstanding at December 27, 2014.  In the ordinary course of business, we enter into operating lease commitments, purchase commitments and other contractual obligations.  These transactions are recognized in our financial statements in accordance with generally accepted accounting principles in the United States (“GAAP”), and are more fully discussed below.

Contractual Obligations

At December 27, 2014, our contractual obligations for continuing operations were as follows (in thousands):

	Payments due by period
	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Long-term debt(a)	$6,532	$18,272	$39,831	$163	$64,798
Capital lease obligations(b)	562	990	—	—	1,552
Operating lease obligations(c)	1,979	3,410	1,960	5,764	13,113
Purchase obligations(d)	54,154	—	—	—	54,154
Total	$63,227	$22,672	$41,791	$5,927	$133,617

(a)         Reflects amounts outstanding under our Credit Agreement as of December 27, 2014.  During the year ended December 28, 2013 we entered into the $60.0 million Credit Agreement with a syndicate of lenders led by U.S. Bank, the terms of which are noted in Note 7 to our Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.  In addition to the amounts in the table above, the Company has a revolving line of credit of up to $30.0 million.  Although the revolving line of credit matures on November 8, 2018, we are not able to reliably estimate the timing of future drawdowns or repayments under the borrowing facility.  At December 27, 2014, $18.8 million was outstanding under the line of credit.

(b)         Amounts represent the expected cash payments of our capital leases, including the expected cash payments of interest expense of approximately $0.1 million on our capital leases.  See further discussion of our capital lease obligations as of December 27, 2014 in Note 7 to our Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.

(c)          Reflects amounts outstanding under our operating lease obligations as of December 27, 2014.

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

Stock-Based Compensation.  Compensation expense for restricted stock and stock option awards is adjusted for estimated attainment thresholds and forfeitures and is recognized on a straight-line basis over the requisite period of the award, which is currently one to five years for restricted stock and one to five years for stock options.  We estimate future forfeiture rates based on our historical experience.  Compensation costs related to all stock-based payment arrangements, including employee stock options, are recognized in the financial statements based on the fair value method of accounting.  Excess tax benefits related to stock-based payment arrangements are classified as cash inflows from financing activities and cash outflows from operating activities.  See Note 9 to our Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K for further discussion.

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

To the extent that we borrow under the New Loan Agreement, we are exposed to market risk related to changes in interest rates.  Using debt levels and interest rates as of December 27, 2014, the weighted average interest rate on borrowings was 2.4%.  At December 27, 2014, we had $73.7 million in variable rate debt.  A 10% increase in the variable interest rate would not have significantly impacted interest expense during the period.

To manage exposure to changing interest rates, we selectively enter into interest rate swap agreements.  Our interest rate swaps qualify for and are designated as cash flow hedges.  Changes in the fair value of a swap that is highly effective and that is designated and qualifies as a cash flow hedge to the extent that the hedge is effective, are recorded in other comprehensive income (loss).  While these interest rate swap agreements fixed a portion of the interest rate at a predictable level, we estimate pre-tax interest expense would have been approximately $0.2 million less without these swaps in the first fiscal year 2014.

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

INVENTURE FOODS, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Item 8.                                 Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Inventure Foods, Inc.

Phoenix, Arizona

We have audited the accompanying consolidated balance sheets of Inventure Foods, Inc. and subsidiaries (the “Company”) as of December 27, 2014 and December 28, 2013 and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 27, 2014. We also have audited the Company’s internal control over financial reporting as of December 27, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Inventure Foods, Inc. and subsidiaries as of December 27, 2014 and December 28, 2013, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 27, 2014, in conformity with generally accepted accounting principles in the United States of America. Also in our opinion, Inventure Foods, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 27, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ Moss Adams LLP

Scottsdale, Arizona

March 10, 2015

INVENTURE FOODS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except per-share data)

	December 27, 2014	December 28, 2013
ASSETS
Current assets:
Cash and cash equivalents	$495	$910
Accounts receivable, net	22,420	23,618
Inventories	65,216	43,086
Deferred income tax asset	1,228	755
Other current assets	1,220	1,223
Total current assets	90,579	69,592

Property and equipment, net	55,200	50,140
Goodwill	23,286	23,064
Trademarks and other intangibles, net	24,543	25,624
Other assets	1,702	1,671
Total assets	$195,310	$170,091

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$15,533	$19,380
Accrued liabilities	12,978	10,121
Current portion of long-term debt	7,041	6,110
Total current liabilities	35,552	35,611

Long-term debt, less current portion	59,218	61,865
Line of credit	18,802	3,223
Deferred income tax liability	6,869	4,188
Interest rate swaps	349	526
Other liabilities	2,554	5,525
Total liabilities	123,344	110,938

Commitments and contingencies (see Notes 8 and 12)

Stockholders’ equity:
Common stock, $.01 par value; 50,000 shares authorized; 19,961 and 19,845 shares issued and outstanding at December 27, 2014 and December 28, 2013, respectively	200	198
Additional paid-in capital	33,100	30,960
Accumulated other comprehensive loss	(134)	(244)
Retained earnings	39,271	28,710
	72,437	59,624

Less: treasury stock, at cost: 368 shares at December 27, 2014 and December 28, 2013	(471)	(471)
Total stockholders’ equity	71,966	59,153
Total liabilities and stockholders’ equity	$195,310	$170,091

The accompanying notes are an integral part of these consolidated financial statements.

INVENTURE FOODS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per-share data)

	December 27, 2014	December 28, 2013	December 29, 2012
Net revenues	$285,663	$215,580	$185,179
Cost of revenues	232,542	176,694	148,287
Gross profit	53,121	38,886	36,892
Operating expenses:
Selling, general and administrative expenses	34,188	28,036	25,548
Operating income	18,933	10,850	11,344
Non-operating (income) expense:
Gain on sale of DSD business	—	—	(1,101)
Interest expense, net	2,604	872	764
Income before income tax expense	16,329	9,978	11,681
Income tax expense	5,768	3,360	4,232
Net income	$10,561	$6,618	$7,449

Earnings per common share:
Basic	$0.54	$0.34	$0.40
Diluted	$0.53	$0.33	$0.38

Weighted average number of common shares:
Basic	19,500	19,360	18,821
Diluted	19,990	19,789	19,574

The accompanying notes are an integral part of these consolidated financial statements.

INVENTURE FOODS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	December 27, 2014	December 28, 2013	December 29, 2012
Net income	$10,561	$6,618	$7,449
Change in fair value of interest rate swaps, net of tax	110	134	47
Comprehensive income	$10,671	$6,752	$7,496

The accompanying notes are an integral part of these consolidated financial statements.

INVENTURE FOODS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Treasury
	Shares	Amount	Capital	Earnings	Income (Loss)	Stock, at Cost	Total
Balance, December 31, 2011	18,631	$187	$27,676	$14,643	$(425)	$(471)	$41,610
Net income	—	—	—	7,449	—	—	7,449
Change in fair value of interest rate swaps, net of tax	—	—	—	—	47	—	47
Stock-based compensation expense	—	—	1,275	—	—	—	1,275
Tax benefit from equity awards	—	—	840	—	—	—	840
Issuance of common stock under employee stock plans, net of shares withheld for payroll taxes	940	9	(131)	—	—	—	(122)
Balance, December 29, 2012	19,571	$196	$29,660	$22,092	$(378)	$(471)	$51,099
Net income	—	—	—	6,618	—	—	6,618
Change in fair value of interest rate swaps, net of tax	—	—	—	—	134	—	134
Stock-based compensation expense	—	—	968	—	—	—	968
Tax benefit from equity awards	—	—	653	—	—	—	653
Issuance of common stock under employee stock plans, net of shares withheld for payroll taxes	274	2	(321)	—	—	—	(319)
Balance, December 28, 2013	19,845	$198	$30,960	$28,710	$(244)	$(471)	$59,153
Net income	—	—	—	10,561	—	—	10,561
Change in fair value of interest rate swaps, net of tax	—	—	—	—	110	—	110
Stock-based compensation expense	—	—	1,697	—	—	—	1,697
Tax benefit from equity awards	—	—	332	—	—	—	332
Issuance of common stock under employee stock plans, net of shares withheld for payroll taxes	116	2	111	—	—	—	113
Balance, December 27, 2014	19,961	$200	$33,100	$39,271	$(134)	$(471)	$71,966

The accompanying notes are an integral part of these consolidated financial statements.

INVENTURE FOODS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	December 27, 2014	December 28, 2013	December 29, 2012
Cash flows from operating activities:
Net income	$10,561	$6,618	$7,449
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	6,683	5,445	4,678
Amortization	1,204	288	23
Provision for bad debts	17	(3)	2
Deferred income taxes	2,540	627	154
Excess income tax benefit from stock-based compensation	(332)	(653)	(841)
Stock-based compensation expense	557	619	736
Restricted stock compensation expense	1,140	349	539
Gain on sale of DSD business	—	—	(1,101)
Loss (gain) on disposition of equipment	118	16	(20)
Contingent consideration revaluation	(2,998)	—	—
Changes in assets and liabilities:
Accounts receivable	1,183	(2,634)	(1,816)
Inventories	(22,103)	(7,554)	4,166
Other assets and liabilities	135	626	993
Accounts payable and accrued liabilities	13	1,602	(3,738)
Net cash (used in) provided by operating activities	(1,282)	5,346	11,224
Cash flows from investing activities:
Purchase of property and equipment	(11,835)	(9,775)	(5,609)
Purchase of Willamette Valley Fruit Company	(1,250)	(8,472)	—
Purchase of Fresh Frozen Foods	—	(38,776)	—
Purchase of Sin In A Tin	(158)	—	—
Proceeds from sale of DSD business	—	—	1,511
Net cash used in investing activities	(13,243)	(57,023)	(4,098)
Cash flows from financing activities:
Net borrowings on line of credit	15,579	(6,894)	(5,067)
Proceeds from issuance of common stock under equity award plans	320	206	181
Payments made on capital lease obligations	(334)	(486)	(505)
Borrowings on term loans	4,515	70,047	—
Repayments made on long term debt	(5,896)	(10,161)	(2,518)
Payment of loan financing fees	(198)	(671)	—
Excess income tax benefit from stock-based compensation	332	653	841
Payment of payroll taxes on stock-based compensation through shares withheld	(208)	(526)	(303)
Net cash provided by (used in) financing activities	14,110	52,168	(7,371)
Net (decrease) increase in cash and cash equivalents	(415)	491	(245)
Cash and cash equivalents at beginning of year	910	419	664
Cash and cash equivalents at end of year	$495	$910	$419

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$1,950	$734	$776
Cash paid during the period for income taxes	$3,144	$1,307	$3,094

Supplemental disclosures of non-cash investing and financing transactions:
Capital lease obligations incurred for the acquisition of property and equipment	$—	$16	$—

The accompanying notes are an integral part of these consolidated financial statements.

INVENTURE FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Operations and Summary of Significant Accounting Policies

Description of Business

Inventure Foods, Inc., a Delaware corporation (referred to herein as the “Company,” referred to as “we,” “our” or “us”), is a leading marketer and manufacturer of healthy/natural and indulgent specialty snack food brands with more than $285 million in annual net revenues for fiscal year 2014.

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

We operate manufacturing facilities in eight locations.  Our frozen berry products are processed in Lynden, Washington, Salem, Oregon and Jefferson, Georgia.  Our frozen berry business grows, processes and markets premium berry blends, raspberries, blueberries and rhubarb and purchases blackberries, cherries, cranberries, strawberries and other fruits from a select network of fruit growers for resale.  The fruit is processed, frozen and packaged for sale and distribution to wholesale customers.  Our frozen vegetable products are processed in Jefferson, Georgia, Thomasville, Georgia and in Salem, Oregon.  Our frozen beverage products are packaged at our Lynden, Washington and Jefferson, Georgia facilities.  We also use third-party processors for certain frozen products and package certain frozen fruits for other manufacturers.  The products of our newly acquired frozen desserts business are produced in Pensacola, Florida.  Our snack products are manufactured at our Phoenix, Arizona and Bluffton, Indiana plants, as well as some third-party plants for certain products.

Our fiscal year ends on the last Saturday occurring in the month of December of each calendar year.

Acquisitions and Dispositions

We account for acquisitions using the acquisition method of accounting.  The results of operations of our acquired businesses have been included in our consolidated results from their respective dates of acquisition.

On September 29, 2014, we acquired the assets and intellectual property of a small boutique frozen desserts business, Sin In A Tin, for approximately $160,000 in cash. An additional amount of up to $0.5 million is payable to the seller in the form of an earn-out based on future net revenues from the Sin In A Tin products (see Note 2).

On November 8, 2013, we completed our acquisition of Fresh Frozen Foods, LLC (“Fresh Frozen Foods”) for a cash purchase price of $38.4 million plus a working capital adjustment of $0.4 million.  An additional amount of up to $3.0 million could have been payable to Fresh Frozen Foods as contingent consideration in the form of an earn-out based on 2014 performance (see Note 2).

INVENTURE FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

On May 28, 2013, we completed our acquisition of the berry processing business of Willamette Valley Fruit Company, LLC (“Willamette Valley Fruit Company”) for a cash purchase price of $9.3 million.  An additional amount of up to $3.0 million may be payable to Willamette Valley Fruit Company as contingent consideration in the form of an earn-out if certain performance thresholds are met during the seven-year period following the closing of the transaction (see Note 2).

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

Our fiscal year ends on the last Saturday occurring in the month of December of each calendar year.  Accordingly, the fiscal year end dates result in an additional week of results every five or six years.  Fiscal year 2014 commenced December 29, 2013 and ended December 27, 2014, resulting in a 52-week fiscal year.  Fiscal year 2013 commenced December 30, 2012 ended December 28, 2013, resulting in a 52-week fiscal year.  Fiscal year 2012 commenced January 1, 2012 ended December 29, 2012, resulting in a 52-week fiscal year.

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

INVENTURE FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.

At December 27, 2014 and December 28, 2013, the carrying value of cash, accounts receivable, accounts payable and accrued liabilities approximate fair values since they are short term in nature.  The carrying value of the long-term debt approximates fair value based on the borrowing rates currently available to us for long-term borrowings with similar terms. The following table summarizes the valuation of our assets and liabilities measured at fair value on a recurring basis (in thousands) at the respective dates set forth below:

		December 27, 2014			December 28, 2013
Balance Sheet Classification		Interest Rate Swaps	Non-qualified Deferred Compensation Plan Investments	Earn-out Contingent Consideration Obligation	Interest Rate Swaps	Non-qualified Deferred Compensation Plan Investments	Earn-out Contingent Consideration Obligation
Other assets	Level 1	$—	$697	$—	$—	$579	$—
Interest rate swaps	Level 2	(349)	—	—	(526)	—	—
Accrued liabilities	Level 3	—	—	(246)	—	—	—
Other liabilities	Level 3	—	—	(1,602)	—	—	(5,053)
		$(349)	$697	$(1,848)	$(526)	$579	$(5,053)

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

The fair value measurement of the earn-out contingent consideration obligation relates to the acquisitions of Sin In A Tin in September 2014, Willamette Valley Fruit Company in May 2013 and Fresh Frozen Foods in November 2013, and is included in accrued liabilities and other long-term liabilities in the consolidated balance sheets.  The fair value measurement is based upon significant inputs not observable in the market.  Changes in the value of the obligation are recorded as income or expense in our consolidated statements of income.  To determine the fair value, we valued the contingent consideration liability based on the expected probability weighted earn-out payments corresponding to the performance thresholds agreed to under the applicable purchase agreements.  The expected earn-out payments were then present valued by applying a discount rate that captures a market participants view of the risk associated with the expected earn-out payments.  During the year ended December 27, 2014, we reduced the value of the contingent consideration related to the Fresh Frozen Foods acquisition to zero due to forecasted reduction in estimated achievement of targets, and we reduced the value of the contingent consideration related to the Willamette Valley Fruit Company acquisition by $0.3 million based on a reduction in our estimate of the total earn-out expected to be achieved.

A summary of the activity of the fair value of the measurements using unobservable inputs (Level 3 Liabilities) for the year ended December 27, 2014, is as follows (in thousands):

Level 3
Balance at December 28, 2013	$5,053
Earn-out compensation paid to Willamette Valley Fruit Company	(450)
Fresh Frozen Foods earn-out revaluation	(2,653)
Willamette Valley Fruit Company earn-out revaluation	(345)
Earn-out from Sin In A Tin purchase accounting	243
Balance at December 27, 2014	$1,848

Derivative Financial Instruments

We utilize interest rate swaps in the management of our variable interest rate exposure and do not enter into derivatives for trading purposes.  All derivatives are measured at fair value.  Our interest rate swaps are classified as cash flow hedges.

INVENTURE FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Accounts Receivable

Accounts receivable consist primarily of receivables from customers and distributors for products purchased.  Receivables are generally past due when they are unpaid greater than thirty days.  We determine any required reserves by considering a number of factors, including the length of time the accounts receivable have been outstanding and our loss history.  We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments.

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

Property and Equipment

Property and equipment are recorded at cost.  Cost includes expenditures for major improvements and replacements.  Maintenance and repairs are charged to operations when incurred.  When assets are retired or otherwise disposed of, the related costs and accumulated depreciation are removed from the appropriate accounts, and the resulting gain or loss is recognized.  Depreciation expense is computed using the straight-line method over the estimated useful lives of the assets, ranging from two to thirty years.  We capitalize certain computer software and software development costs incurred in connection with developing or obtaining computer software for internal use.  Capitalized software costs are included in property, plant and equipment and amortized on a straight-line basis when placed into service over three to ten years.

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

Intangible Assets

Goodwill and trademarks are reviewed for impairment annually or more frequently if impairment indicators arise.  Goodwill, by reporting unit, is required to be tested for impairment between the annual tests if an event occurs or circumstances change that more-likely-than-not reduces the fair value of a reporting unit below its carrying value.  We have concluded from our annual impairment testing performed in December that neither of our two reporting units was at risk of failing the impairment test in the near term, and we believe that there are no known risks for that conclusion to change at either of our reporting units.  Intangible assets with indefinite lives are required to be tested for impairment between the annual tests if an event occurs or circumstances change indicating that the asset might be impaired.  Amortizable intangible assets are amortized using the straight-line method over their estimated useful lives, which is the estimated period over which economic benefits are expected to be provided.

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

See Note 3 “Goodwill, Trademarks and Other Intangible Assets” for additional information.

Self-Insurance Reserves

We are partially self-insured for the purposes of providing health care benefits to employees covered by our insurance plan.  The plan covers all full-time employees of the Company on the first day of the month after each such employee’s hiring date for salaried employees, and the first day of the month following the ninetieth day of service for hourly employees.  The plan covers the employees’ dependents, if elected by each such employee.  We have contracted with an insurance carrier for stop loss coverage that commences when $100,000 in claims is paid annually for a covered participant.  In addition, we have contracted for aggregate stop loss insurance, which provides coverage after the maximum amount paid by us exceeds approximately $1.5 million.  Estimated unpaid claims included in accrued liabilities are $0.3 million at December 27, 2014 and December 28, 2013.  These amounts represent management’s best estimate of amounts that have not been paid prior to the year-end dates.  It is reasonably possible that the actual expense we will ultimately incur could differ from such estimates.

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

We recorded $1.4 million, $0.9 million and $0.9 million in fiscal years 2014, 2013 and 2012, respectively, for advertising costs, which are included in selling, general and administrative expenses on the Consolidated Statements of Operations contained herein.  These costs include various sponsorships, coupon administration and consumer advertising programs that we enter into throughout the year and are expensed as incurred.  Our marketing programs also include selective event sponsorship designed to increase brand awareness and to provide opportunities to mass sample branded products.

Also included in selling, general and administrative expense are costs and fees relating to the execution of in-store product demonstrations with club stores or grocery retailers, which were $1.7 million, $2.2 million and $1.9 million for the years ended December 27, 2014, December 28, 2013 and December 29, 2012, respectively.  The cost of product used in the demonstrations, which is insignificant, and the fee we pay to the independent third-party providers who conduct the in-store demonstrations, are recorded as an expense when the event occurs.  Product demonstrations are conducted by independent third-party providers designated by the various retailer or club chains.  During the in-store demonstrations, the consumers in the stores receive small samples of our products.  The consumers are not required to purchase our product in order to receive the sample.

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

The Company uses a two-step approach to recognize and measure uncertain tax positions.  The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolutions of related appeals or litigation processes, if any.  The second step is to measure the tax benefit as the largest amount that is more likely than not of being realized upon ultimate settlement.  The Company believes that its income tax filing positions and deductions would be sustained upon examination; thus, the Company has not recorded any uncertain tax positions as of December 27, 2014.

It is our policy to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense.  We do not have any accrued interest or penalties associated with unrecognized tax benefits for the years ended December 27, 2014 and December 28, 2013.

We file income tax returns in the U.S. federal jurisdiction and various state jurisdictions.  The material jurisdictions that are subject to examination by tax authorities include the U.S. federal, Arizona, California and Indiana.  Our U.S. federal income tax returns for years 2011 through 2013 remain open to examination by the Internal Revenue Service.  Our state tax returns for years 2010 through 2013 remain open to examination by the state jurisdictions.

Stock-Based Compensation

Compensation expense for restricted stock and stock option awards is adjusted for estimated attainment thresholds and forfeitures and is recognized on a straight-line basis over the requisite period of the award, which is currently one to five years for restricted stock and one to five years for stock options.  We estimate future forfeiture rates based on our historical experience.

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

Earnings Per Common Share

Basic earnings per common share is computed by dividing net income by the weighted average number of shares of Common Stock outstanding during the period.  Diluted earnings per share is calculated by including all dilutive common shares such as stock options and restricted stock.  For the years ended December 27, 2014, December 28, 2013 and December 29, 2012 options to purchase 26,306, 291,571 and 281,017 shares of our common stock, respectively, were excluded from the calculation of diluted earnings per share because their effects were antidilutive.  These exclusions were made because the options’ exercise prices were greater than the average market price of our Common Stock for those periods.  Exercises of outstanding stock options or warrants are assumed to occur for purposes of calculating diluted earnings per share for periods in which their effect would not be anti-dilutive.

INVENTURE FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Earnings per common share was computed as follows for the years ended December 27, 2014, December 28, 2013 and December 29, 2012 (in thousands, except per share data):

	December 27, 2014	December 28, 2013	December 29, 2012
Basic Earnings Per Share:
Net income	$10,561	$6,618	$7,449
Weighted average number of common shares	19,500	19,360	18,821
Earnings per common share	$0.54	$0.34	$0.40

Diluted Earnings Per Share:
Net income	$10,561	$6,618	$7,449
Weighted average number of common shares	19,500	19,360	18,821
Incremental shares from assumed conversions of stock options and non-vested shares of restricted stock	490	429	753
Adjusted weighted average number of common shares	19,990	19,789	19,574
Earnings per common share	$0.53	$0.33	$0.38

Subsequent Events

Subsequent events are events or transactions that occur after the balance sheet date but before financial statements are issued.  We recognize in the financial statements the effects of all subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing the financial statements.  Our financial statements do not recognize subsequent events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after the balance sheet date and before financial statements are filed.

Recent Accounting Pronouncements

Changes to U.S. GAAP are established by the Financial Accounting Standards Board (“FASB”) in the form of accounting standards updates (“ASU”) to the FASB’s Accounting Standards Codification.

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

2.                                      Acquisitions

Sin In A Tin

On September 29, 2014, we acquired the assets and intellectual property of a small boutique frozen desserts business, Sin In A Tin, for approximately $160,000 in cash. An additional amount of up to $0.5 million is payable to the seller in the form of an earn-out based on future net revenues from the Sin In A Tin products.  At the time of acquisition, the contingent consideration was recorded at $0.2 million based on the fair value assessment.   Additionally, we recorded $0.1 million of identifiable intangible assets and $0.1 million of net tangible assets that were assumed as a part of this acquisition based on their estimated fair values, and $0.2 million of residual goodwill.

The above allocation will remain preliminary until the Company has all of the information necessary to finalize the allocation of the purchase price, which shall be no later than one year following the acquisition date.

Fresh Frozen Foods

On November 8, 2013, we acquired substantially all of the assets, properties and rights of Fresh Frozen Foods, a branded frozen vegetable processor.  As consideration for the acquisition, we assumed certain liabilities and obligations of Fresh Frozen Foods and paid an aggregate purchase price of $38.4 million in cash plus a working capital adjustment of $0.4 million.  A portion of the purchase price was used to settle Fresh Frozen Foods’ existing debt as of the closing of the transaction.  An additional amount of up to $3.0 million could have been payable to Fresh Frozen Foods as contingent consideration in the form of an earn-out based on 2014 performance.  At the time of acquisition, the contingent consideration was recorded at $2.7 million based on the fair value assessment at acquisition.  Such contingent payment, if any, would be paid during the first quarter of 2015.   Acquisition costs of $1.1 million were incurred during the year ended December 28, 2013 and are included within selling, general and administrative expenses.  The amount of net revenues attributable to Fresh Frozen Foods included in the consolidated statements of operations since the acquisition date were $8.9 million in fiscal 2013.  We do not allocate certain selling, general and administrative expenses and therefore, it is impracticable for us to separately identify earnings of the acquired entity since acquisition.

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

Identified intangible assets of $20.0 million consist of customer relationships and trade name.  The customer relationships are amortized using the straight-line method over the estimated useful life of twelve years.  We believe the acquired trade name has the continued ability to generate cash flows indefinitely, and therefore the trade name has been determined to have an indefinite life.

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

See Note 3 “Goodwill, Trademarks and Other Intangible Assets” for additional information.

Based on Fresh Frozen Foods’ financial performance for fiscal 2014, we concluded the earn-out would not be paid.  Accordingly, the liability for contingent consideration was adjusted to $0, which resulted in a decrease in operating expenses of $2.7 million during the year ended December 27, 2014.

Willamette Valley Fruit Company

On May 28, 2013, we enhanced our berry purchase and freezing capabilities by acquiring the berry processing business of Willamette Valley Fruit Company, LLC, one of the Pacific Northwest’s leading processors of high-quality berry products, for a cash purchase price of $9.3 million.  An additional amount of up to $3.0 million may be payable to Willamette Valley Fruit Company as contingent consideration if certain performance thresholds are met during the seven-year period following the closing of the transaction.  Under the terms of the purchase agreement, we acquired substantially all of the berry processing equipment assets, including a new Individually Quick Frozen (“IQF”) tunnel, and other intellectual property and inventory rights.  We also entered into leases of the land and buildings containing the purchased assets in connection with the transaction.  The amount of net revenues attributable to Willamette Valley Fruit Company included in the consolidated statements of operations since the acquisition date were $14.1 million in fiscal 2013.  We do not allocate certain selling, general and administrative expenses and therefore, it is impracticable for us to separately identify earnings of the acquired entity since acquisition.

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

See Note 3 “Goodwill, Trademarks and Other Intangible Assets” for additional information.

During the first quarter of 2014 we paid $0.5 million of the contingent consideration upon completion of certain thresholds achieved during the 2013 fiscal period.  We also paid $0.8 million in holdbacks upon expiration of certain indemnification and completion of post-acquisition obligations.  As of December 27, 2014, we reduced our estimate of the total earn-out expected to be achieved.  Accordingly, the liability for contingent consideration was adjusted to $1.6 million, which resulted in a decrease in operating expenses of $0.3 million during the year ended December 27, 2014.

INVENTURE FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Consolidated Pro Forma Financial Information

The following unaudited pro forma consolidated results of operations (in thousands, except per share data) assumes the Willamette Valley Fruit Company and Fresh Frozen Foods acquisitions occurred as of the beginning of the earliest period presented.  The unaudited pro forma results include estimates and assumptions regarding increased amortization of intangible assets related to the acquisitions, increased interest expense related to debt acquired in order to fund the acquisitions and the related tax effects.  The pro forma results are not necessarily indicative of the actual results that would have occurred had the acquisition been completed as of the beginning of each of the periods presented, nor are they necessarily indicative of future consolidated results.  Pro forma information related to the Sin In A Tin acquisition has not been included as it is not material.

		Year ended
		December 27, 2014	December 28, 2013
Net revenues	As reported	$285,663	$215,580
	pro forma	$285,663	$271,597

Net income	As reported	$10,561	$6,618
	pro forma	$10,561	$8,571

Diluted earnings per share	As reported	$0.53	$0.33
	pro forma	$0.53	$0.43

3.                                      Goodwill, Trademarks, and Other Intangible Assets

Goodwill, trademarks and other intangibles, net, consisted of the following as of December 27, 2014 and December 28, 2013 (in thousands):

	Estimated Useful Life	December 27, 2014	December 28, 2013
Goodwill:
Inventure Foods		$5,986	$5,986
Rader Farms		5,630	5,630
Willamette Valley Fruit Company		3,147	3,147
Fresh Frozen Foods		8,301	8,301
Sin In A Tin		222	—
Total goodwill		$23,286	$23,064

Trademarks:
Inventure Foods		$896	$896
Rader Farms		1,070	1,070
Willamette Valley Fruit Company		740	740
Fresh Frozen Foods		9,475	9,475
Sin In A Tin		123	—

Other intangibles:
Rader Farms - Customer relationship, gross carrying amount	10 years	100	100
Rader Farms - Customer relationship, accum. amortization		(76)	(66)
Willamette Valley Fruit Company - Customer relationship, gross carrying amount	10 years	3,200	3,200
Willamette Valley Fruit Company - Customer relationship, accum. amortization		(480)	(160)
Fresh Frozen Foods - Customer relationship, gross carrying amount	12 years	10,487	10,487
Fresh Frozen Foods - Customer relationship, accum. amortization		(992)	(118)
Total trademarks and other intangibles, net		$24,543	$25,624

INVENTURE FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The trademarks are deemed to have an indefinite useful life because they are expected to generate cash flows indefinitely.  Amortization expense was $1,204,000, $288,000 and $23,000 for the years ended December 27, 2014, December 28, 2013 and December 29, 2012, respectively.  As of December 27, 2014, we expect amortization expense on these intangible assets over the next five years to be as follows (in thousands):

Years Ending,	Amortization Expense
2015	$1,204
2016	1,204
2017	1,198
2018	1,194
2019	1,194
Thereafter	6,245
Total	$12,239

Goodwill and trademarks are reviewed for impairment annually in the fourth fiscal quarter, or more frequently if impairment indicators arise.  Goodwill is required to be tested for impairment between the annual tests if an event occurs or circumstances change that more-likely-than-not reduces the fair value of a reporting unit below its carrying value.  Intangible assets with indefinite lives are required to be tested for impairment between the annual tests if an event occurs or circumstances change indicating that the asset might be impaired.  No impairments were determined through our testing for the year ended December 27, 2014.

4.                                      Accrued Liabilities

Accrued liabilities consisted of the following as of December 27, 2014 and December 28, 2013 (in thousands):

	December 27, 2014	December 28, 2013
Accrued payroll and payroll taxes	$2,365	$1,070
Accrued royalties and commissions	1,048	1,078
Accrued advertising and promotion	351	1,610
Accrued berry purchase payments	4,127	2,971
Accrued other	5,087	3,392
	$12,978	$10,121

5.                                      Inventories

Inventories consisted of the following as of December 27, 2014 and December 28, 2013 (in thousands):

	December 27, 2014	December 28, 2013
Finished goods	$28,651	$18,392
Raw materials	36,565	24,694
	$65,216	$43,086

6.                                      Property and Equipment

Property and equipment consisted of the following as of December 27, 2014 and December 28, 2013 (in thousands):

	Useful Lives	December 27, 2014	December 28, 2013
Buildings and improvements	20 – 30 years	$20,262	$20,869
Equipment	7 – 15 years	67,146	55,838
Land	—	777	777
Vehicles	4 – 5 years	383	383
Furniture and office equipment	2 – 10 years	6,811	6,153
		95,379	84,020
Less accumulated depreciation and amortization		(40,179)	(33,880)
		$55,200	$50,140

INVENTURE FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The total cost of equipment and furniture and office equipment included in the table above held under capital lease obligations was $3.0 million and $3.0 million as of December 27, 2014 and December 28, 2013, respectively.  Depreciation expense, including amortization of property under capital leases, for fiscal years 2014, 2013 and 2012 was $6.7 million, $5.4 million and $4.7 million, respectively.

7.                                      Long-Term Debt and Line of Credit

Long-term debt consisted of the following as of December 27, 2014 and December 28, 2013 (in thousands):

	December 27, 2014	December 28, 2013
Senior secured term loan due quarterly through November 2018	$54,900	$60,000
Equipment term loan B due monthly through September 2020	1,278	1,481
Equipment term loan, Rader Farms, due monthly through August 2019	2,428	—
Equipment term loan, Willamette Valley, due monthly through August 2019	1,802	—
Bluffton, IN mortgage loan due monthly through December 2016	1,825	1,916
Lynden, WA real estate term loan due monthly through July 2017	2,565	2,805
Capital lease obligations, primarily due September 2017	1,461	1,773
	66,259	67,975
Less: current portion of long-term debt	(7,041)	(6,110)
Long-term debt, less current portion	$59,218	$61,865

Annual maturities of long-term debt as of December 27, 2014 are as follows (in thousands):

Year	Capital Lease Obligations	Debt
2015	$562	$6,532
2016	542	9,109
2017	448	9,163
2018	—	38,961
2019	—	870
Thereafter	—	163
Subtotal	1,552	64,798
Less: Amount representing interest	(91)	—
Total	$1,461	$64,798

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

The borrowing capacity available to us under the Senior Credit Facility consists of notes representing:

•                  A revolving line of credit up to $30.0 million, maturing on November 8, 2018.  At December 27, 2014, $18.8 million was outstanding and $11.2 million was available under the line of credit.  All borrowings under the revolving line of credit bear interest at either (i) the prime rate of interest announced by U.S. Bank from time to time or (ii) LIBOR, plus the LIBOR Rate Margin (as defined in the revolving credit facility note) as adjusted.

INVENTURE FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

As is customary in such financings, U.S. Bank, on behalf of the syndicate of lenders, may terminate the syndicate’s commitments, accelerate the repayment of amounts outstanding and exercise other remedies upon the occurrence of an event of default (as defined in the Senior Credit Facility), subject, in certain instances, to the expiration of an applicable cure period.  The Senior Credit Facility requires us to maintain compliance with certain financial covenants, including a minimum fixed charge coverage ratio and a leverage ratio.  At December 27, 2014, we were in compliance with all of the financial covenants.

Net interest expense consisted of the following for the fiscal years ended December 27, 2014, December 28, 2013 and December 29, 2012 (in thousands):

	December 27, 2014	December 28, 2013	December 29, 2012
Interest expense	$(2,604)	$(872)	$(764)
Interest income	—	—	—
Interest expense, net	$(2,604)	$(872)	$(764)

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

We entered into an interest rate swap in 2006 to convert the interest rate of the mortgage to purchase the Bluffton, Indiana plant from the contractual rate of 30 day LIBOR plus 165 basis points to a fixed rate of 6.85%.  The swap has a fixed pay-rate of 6.85% and a notional value of approximately $1.8 million and $1.9 million at December 27, 2014 and December 28, 2013, respectively, and expires in December 2016.  We evaluate the effectiveness of the hedge on a quarterly basis and, at December 27, 2014, the hedge is highly effective.  The interest rate swap had a fair value of approximately $155,000 and $240,000 at December 27, 2014 and December 28, 2013, respectively, which were recorded as a liability on the accompanying Consolidated Balance Sheets.  The swap value was determined in accordance with the fair value measurement guidance discussed earlier using Level 2 observable inputs and approximates the loss that would have been realized if the contract had been settled at the end of the fiscal period.

We entered into another interest rate swap in January 2008 to effectively convert the interest rate on the real estate term loan to a fixed rate of 4.28%.  The interest rate swap is structured with decreasing notional values to match the expected pay down of the debt.  The notional value of the swap was $2.6 million and $2.8 million at December 27, 2014 and December 28, 2013, respectively.  The interest rate swap is accounted for as a cash flow hedge derivative and expires in July 2017.  The interest rate swap had fair value of approximately $194,000 and $286,000 at December 27, 2014 and December 28, 2013, respectively, which were recorded as a liability on the accompanying Consolidated Balance Sheet.  This value was determined in accordance with the fair value measurement guidance discussed earlier using Level 2 observable inputs and approximates the loss that would have been realized if the contract had been settled at the end of the fiscal period.

INVENTURE FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

8.                                      Commitments and Contingencies

Our future contractual obligations consist principally of long-term debt, operating leases, minimum commitments regarding third-party warehouse operations services, forward purchase agreements and remaining minimum royalty payments due licensors pursuant to brand licensing agreements.

Leases

During the years ended December 27, 2014, December 28, 2013 and December 29, 2012, the rental expense from operating leases was $2.6 million, $1.8 million and $1.6 million, respectively.  As of December 27, 2014, minimum rental commitments under non-cancellable operating leases were (in thousands):

Year	Operating Lease Obligations
2015	$1,979
2016	1,865
2017	1,545
2018	1,008
2019	952
Thereafter	5,764
Total	$13,113

Purchase agreements

In order to mitigate the risks of volatility in commodity markets to which we are exposed, we have entered into forward purchase agreements with certain suppliers based on market prices, forward price projections and expected usage levels.  Our purchase commitments for certain ingredients, packaging materials and energy are generally less than 12 months.

Licensing

We produce T.G.I. Friday’s® brand snacks, Tato Skins® brand potato crisps and Boulder Canyon® Authentic Foods Rice and Bean snacks utilizing a sheeting and frying process that includes technology that we license from a third party.  Pursuant to the license agreement between us and the third party, we have a royalty-bearing, exclusive right license to use the technology in the United States, Canada, and Mexico until such time the parties mutually agree to terminate the agreement.  Even though the patents for this technology expired in December 2006, in consideration for the use of this technology, we are required to make royalty payments on sales of products manufactured utilizing the technology until such termination date.  However, should products substantially similar to Tato Skins®, O’Boisies® and Pizzarias® become available for any reason in the marketplace by any manufacturer other than us which results in a sales decline of 10% or more, any royalty obligation for the respective products shall cease.

We license the T.G.I. Friday’s® brand snacks trademark from T.G.I. Friday’s Inc. under a license agreement with a term expiring in December 2019.  Pursuant to the license agreement, we are required to make royalty payments on sales of T.G.I. Friday’s® brand snack products and are required to achieve certain minimum sales levels by certain dates during the contract term.

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

INVENTURE FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

As of December 27, 2014, there were 418,314 shares of Common Stock available for awards under the 2005 Plan, plus 576,391 shares of Common Stock available for any awards under the 2005 Plan other than Incentive Stock Options.

Restricted Common Stock

We have issued shares of restricted Common Stock in the form of restricted stock awards and restricted stock units as incentives to certain employees, officers and members of our board of directors (the “Board”).  Restricted stock awards and restricted stock units granted to members of the Board are granted with a one-year service period.  Restricted stock awards and restricted stock units granted to the Company’s officers vest over three years and typically contain performance restrictions that are required to be achieved over a three year measurement period in order for the shares to be released.  The number of performance-based restricted stock ultimately released varies based on whether we achieve certain financial results.  Restricted stock units granted to non-officer employees generally vest over three or five years.  We record compensation expense each period based on the market price of our Common Stock at the time of grant and, for performance-based restricted stock awards and units, our estimate of the most probable number of shares that will ultimately be released.  The related stock-based compensation expense is included in selling, general and administrative expenses.  Additionally, the compensation expense is adjusted for our estimate of forfeitures.  Recipients of restricted Common Stock are entitled to receive any dividends declared on our Common Stock and have voting rights, regardless of whether such shares have vested.

During the years ended December 27, 2014, December 28, 2013 and December 29, 2012, the total stock-based compensation expense from restricted Common Stock recognized in the financial statements was $1.1 million, $0.3 million and $0.5 million, respectively.  There were no stock-based compensation costs which were capitalized.

The following table summarizes activities related to restricted stock awards for the year ended December 27, 2014:

	Number	Weighted Average Grant Date Fair Value
Nonvested balance at December 28, 2013	314,350	$5.82
Granted	25,000	12.78
Vested and released	(64,789)	4.80
Forfeited	(65,961)	4.09
Nonvested balance at December 27, 2014	208,600	$7.52

INVENTURE FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

As of December 27, 2014 the total unrecognized costs related to non-vested restricted stock awards was $0.5 million, which is expected to be recognized over a weighted average period of 0.64 years.  This expected compensation expense does not reflect any new awards, or modifications to existing awards, that could occur in the future.

The following table summarizes activities related to restricted stock units for the year ended December 27, 2014:

	Number	Weighted Average Grant Date Fair Value
Nonvested balance at December 28, 2013	—	$—
Granted	146,748	13.21
Vested and released	—	—
Forfeited	(1,819)	13.21
Nonvested balance at December 27, 2014	144,929	$13.21

As of December 27, 2014 the total unrecognized costs related to non-vested restricted stock units was $1.5 million, which is expected to be recognized over a weighted average period of 2.50 years.  This expected compensation expense does not reflect any new awards, or modifications to existing awards, that could occur in the future.

Stock Options

Stock-based compensation expense from stock options recognized in the financial statements totaled $0.6 million, $0.6 million and $0.7 million for the years ended December 27, 2014, December 28, 2013 and December 29, 2012, respectively, which reduced income from operations accordingly.  There were no stock-based compensation costs that were capitalized.

The following table summarizes stock option activity during the year ended December 27, 2014:

	Options Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value (in-the-money options)	Weighted Average Remaining Contractual Life (in years)
Outstanding at December 28, 2013	934,300	$4.58
Granted	46,652	$12.98
Exercised	(208,500)	$3.69
Forfeited or expired	(39,600)	$6.23
Outstanding at December 27, 2014	732,852	$5.27	$5,196,255	6.54

As of December 27, 2014, the total unrecognized costs related to non-vested stock options granted were $0.9 million.  We expect to recognize such costs in the financial statements over a weighted average period of 2.4 years.  This expected compensation expense does not reflect any new awards, or modifications to existing awards, that could occur in the future.

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on our closing stock price of $12.32 as of December 27, 2014, which would have been received by the option holders had all option holders exercised options and sold the underlying shares on that date.  The intrinsic value related to vested stock options outstanding was $3.3 million as of December 27, 2014 based on the exercise price and our closing stock price of $12.32 as of December 27, 2014.

INVENTURE FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table summarizes information about stock options outstanding and exercisable at December 27, 2014:

Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$1.70 - $3.44	242,700	4.3	$2.29	221,100	$2.19
$3.60 - $6.55	267,100	6.8	$5.32	116,200	$5.11
$7.21 - $12.78	201,400	8.5	$7.94	48,000	$7.35
$13.21 - $13.21	21,652	9.5	$13.21	—	$—
	732,852	6.5	$5.27	385,300	$3.71

The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the years ended:

	2014	2013	2012
Expected dividend yield (%)	0	0	0
Expected volatility (%)	38-39	53-55	56-58
Risk-free interest rate (%)	2.5- 2.7	1.9-2.9	1.7-3.5
Expected life (years)	5.5-6.5	5.5-6.5	5.5-6.5

The weighted average grant-date fair value of options granted during the years ended December 27, 2014, December 28, 2013 and December 29, 2012 were $5.35, $3.90 and $3.57, respectively.

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

10.  Income Taxes

The provision for income taxes consisted of the following for the years ended December 27, 2014, December 28, 2013 and December 29, 2012 (in thousands):

	2014	2013	2012
Current:
Federal	$3,217	$2,471	$3,728
State	408	262	380
	3,625	2,733	4,108
Deferred:
Federal	2,124	547	108
State	19	80	16
	2,143	627	124
Income tax expense	$5,768	$3,360	$4,232

INVENTURE FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The income tax effects of temporary differences between financial and income tax reporting that give rise to the deferred income tax asset and liability are as follows as of December 27, 2014 and December 28, 2013 (in thousands):

	2014	2013
Deferred Tax Asset
Accounts receivable	$40	$81
Inventories	23	82
Accrued liabilities	465	341
State credit carryover	101	—
Stock-based compensation	598	252
Deferred rent	96	126
Interest rate swap	130	193
	1,453	1,075
Deferred Tax Liability
Contingent consideration	(1,126)	—
Depreciation and amortization	(5,968)	(4,508)
	(7,094)	(4,508)

Net deferred tax liability	$(5,641)	$(3,433)

Net deferred tax asset — current	1,228	755
Net deferred tax liability — noncurrent	(6,869)	(4,188)
Net deferred tax liability	$(5,641)	$(3,433)

The following table provides a reconciliation between the amount determined by applying the statutory federal income tax rate to our income tax provision for fiscal years ended December 27, 2014, December 28, 2013 and December 29, 2012 (in thousands):

	2014	2013	2012
Expected expense at statutory rate of 34%	$5,552	$3,393	$3,971
Change resulting from:
State tax provision, net	434	249	365
Federal and state credits	(167)	(92)	(152)
Domestic Production benefits	(322)	(253)	(334)
Nondeductible expenses and other	271	63	382
Income tax expense	$5,768	$3,360	$4,232
Effective tax rate	35.3%	33.7%	36.2%

11.          Business Segments and Significant Customers

For the years ended December 27, 2014, December 28, 2013 and December 29, 2012, Costco was the only customer accounting for more than 10% of our total net revenue.  Costco accounted for $75.3 million, or 26% of our total net revenue; $74.5 million, or 35% of our total net revenue; and $64.6 million, or 35% or our total net revenue; for fiscal years 2014, 2013 and 2012, respectively.

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

INVENTURE FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The accounting policies of our reportable segments are the same as those described in “Note 1.  Summary of Significant Accounting Policies.”  We do not allocate assets, selling, general and administrative expenses, income taxes or other income and expense to our reportable segments. The following tables present information about our reportable segments for the years ended December 27, 2014, December 28, 2013 and December 29, 2012 (in thousands):

	Frozen Products	Snack Products	Consolidated
2014
Net revenues from external customers	$179,518	$106,145	$285,663
Depreciation and amortization included in segment gross profit	2,103	2,533	4,636
Segment gross profit	32,329	20,792	53,121
Goodwill	17,300	5,986	23,286

2013
Net revenues from external customers	$117,124	$98,456	$215,580
Depreciation and amortization included in segment gross profit	1,265	2,172	3,437
Segment gross profit	22,745	16,141	38,886
Goodwill	17,078	5,986	23,064

2012
Net revenues from external customers	$90,823	$94,356	$185,179
Depreciation and amortization included in segment gross profit	932	1,997	2,929
Segment gross profit	17,505	19,387	36,892
Goodwill	5,630	5,986	11,616

The following table reconciles our reportable segment gross profit to our consolidated income before income tax provision for the years ended December 27, 2014, December 28, 2013 and December 29, 2012 (in thousands):

	December 27, 2014	December 28, 2013	December 29, 2012
Segment gross profit	$53,121	$38,886	$36,892
Unallocated amounts:
Operating expenses	34,188	28,036	25,548
Gain on sale of DSD business	—	—	(1,101)
Interest expense, net	2,604	872	764
Income before income tax provision	$16,329	$9,978	$11,681

12.          Legal Proceedings

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

INVENTURE FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

On June 28, 2013, a class action complaint against Jamba Juice and the Company, captioned Lilly v. Jamba Juice Company et al (the “Lilly Matter”), was filed in the Federal Court for the Northern District of California, with nearly identical allegations as those made in the Anderson Matter, except that the complaint also alleges that the smoothie kits contain two additional allegedly non-natural ingredients.  The plaintiffs in this new action are represented by the same counsel that represented the plaintiff in the Anderson Matter.  While we currently believe the “all natural” statement on the smoothie kits are not misleading and in full compliance with FDA guidelines, we are investigating the claims asserted in the Lilly Matter, and intend to vigorously defend against them.  On September 17, 2013, we filed a motion to dismiss, seeking to dismiss plaintiffs’ claims as to gelatin and the Orange Dream Machine smoothie kit.  Our motion was denied in November 2013.   On February 3, 2014, the plaintiffs filed a motion to certify a class of all persons in California who bought certain Jamba Juice smoothie kits.  On September 18, 2014, the court issued an order granting class certification solely for purposes of determining liability and denying certification for purposes of damages.  The court requested further briefing on the question of whether it has jurisdiction to certify a class for purposes of granting injunctive relief.   Following mediation, the basic terms of a proposed class settlement were reached.  The parties signed a definitive agreement that was filed with the court for approval on December 1, 2014.  The court’s ruling on a motion for preliminary approval is pending and will be followed by a subsequent final approval hearing.  If approved by the court, a settlement class will be certified for injunctive relief only, requiring the Company to (i) remove the “all natural” designation on the labels of the challenged products and (ii) pay $5,000 to each of the two individual plaintiffs and up to $425,000 to plaintiffs’ counsel for fees and costs. The case would also be dismissed and the Company would pay no damages to class members, althought there would be no release by class members of any individual damage claims they might have related to the Lilly Matter.

On February 13, 2014, the Company was sued in two putative class actions filed by Vanessa Montantes alleging that it recorded telephone calls made to its consumer affairs telephone number without obtaining consent to recording as allegedly required by California law.  One of the actions was filed in California State Court and captioned Vanessa Montantes v. Inventure Foods, Inc. doing business as Boulder Canyon Natural Foods, Superior Court for the State of California for the County of Los Angeles Case No. BC536218.  This state court action was dismissed by the plaintiff within a few days of its original filing date.  The other action was filed in Federal Court and captioned Vanessa Montantes v. Inventure Foods d/b/a Boulder Canyon Natural Foods, United States District Court for the Central District of California Case No. CV14-1128 MWF (RZx).  The Company filed a motion to dismiss the complaint on April 21, 2014, which was denied on June 9, 2014.  The Company also demanded indemnity from EMS, Inc., the independent contractor that answered the consumer affairs calls, but EMS, Inc. has not agreed to indemnify the Company.  On July 15, 2014, plaintiff filed a First Amended Complaint adding EMS, Inc. as a defendant.  The Company answered the First Amended Complaint on August 1, 2014.   On January 7, 2015, the federal action was dismissed with prejudice pursuant to the stipulation of the parties.

On February 26, 2015, the Company received a demand letter from counsel in California purporting to represent plaintiff, Maria Ghermezian and other California consumers.  The letter alleges that the Company’s use of the words “all natural” to describe certain kettle cooked potato chips is misleading and deceptive to consumers and violates the California Consumer Legal Remedies Act.  The demand letter seeks changes to the Company’s advertising of the products, a recall of the products, and restitution.  Numerous “all natural” lawsuits have been brought against various food manufacturers and distributors in California over the past several years, including the Company.  While we currently believe the “all natural” claims on certain of our potato chip packages are not misleading, we are investigating the claims asserted in the letter, and intend to vigorously defend against them.

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

INVENTURE FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

14.                               Accounts Receivable Allowance

Changes to the allowance for doubtful accounts during the fiscal years ended December 27, 2014, December 28, 2013 and December 29, 2012 are summarized below (in thousands):

	Balance at beginning of Period	Charges (Reductions) to Expense	(Write-offs) Collections	Balance at end of period
Fiscal 2014	$219	17	(130)	$106
Fiscal 2013	$222	11	(14)	$219
Fiscal 2012	$220	4	(2)	$222

15.                               Concentrations of Credit Risk

We maintain most of our cash with one financial institution.  As of November 1, 2008, the Federal Deposit Insurance Corporation (“FDIC”) introduced the transaction guarantee program which guaranteed non-interest bearing accounts without limit.  The FDIC program is temporary and only offered through participating financial institutions.  Our primary financial institution participated in this program and, therefore, all cash balances held with this institution as of December 27, 2014 are insured.

Our primary concentration of credit risk is related to certain trade accounts receivable.  In the normal course of business, we extend unsecured credit to our customers.  We investigate a customer’s credit worthiness before extending credit.  At December 27, 2014 and December 28, 2013, three customers accounted for 39% and 35% of accounts receivable, respectively.

16.                               Deferred Compensation Plans

We have contributory 401(k) plans covering substantially all of our employees.  We may contribute amounts not in excess of the lesser of the maximum deductions allowable for income tax purposes or a specific percentage of our operating profits, as defined in the plan.  We made contributions totaling $0.6 million, $0.5 million and $0.4 million during the years ended December 27, 2014, December 28, 2013 and December 29, 2012, respectively.

We also sponsor a trusteed, nonqualified savings plan for employees whose contributions to a tax qualified 401(k) plan would be limited by provisions of the Internal Revenue Code.  The plan allows participants to defer receipt of a portion of their salary and incentive compensation.  The plan was amended in 2009, and we no longer match any employee contributions to this plan.  Participants earn a return on their deferred compensation based on investment earnings of participant-selected mutual funds.  Deferred compensation, including accumulated earnings on the participant-directed investment selections, is distributable in cash at participant-specified dates or upon retirement, death, disability or termination of employment.  At December 27, 2014 and December 28, 2013, the plan’s assets and our liability to participants of the deferred compensation plans was $0.7 million and $0.6 million, respectively, and is recorded in other assets and other liabilities in the Consolidated Balance Sheets.

INVENTURE FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

17.                               Quarterly Financial Data (unaudited)

The following table sets forth selected unaudited consolidated quarterly financial information for the years ended December 27, 2014, December 28, 2013 and December 29, 2012 (in thousands):

	Fiscal 2014
	First Quarter (13 weeks)	Second Quarter (13 weeks)	Third Quarter (13 weeks)	Fourth Quarter (13 weeks)
Net revenues	$67,509	$71,852	$72,556	$73,746
Gross profit	11,563	13,456	12,926	15,176
Operating income	3,165	4,432	5,356	5,980
Net income	$1,597	$2,472	$3,084	$3,408

Earnings per common share:
Basic	$0.08	$0.13	$0.16	$0.17
Diluted	$0.08	$0.12	$0.15	$0.17

Weighted average number of common shares:
Basic	19,437	19,468	19,530	19,564
Diluted	19,924	19,960	20,014	20,062

	Fiscal 2013
	First Quarter (13 weeks)	Second Quarter (13 weeks)	Third Quarter (13 weeks)	Fourth Quarter (13 weeks)
Net revenues	$48,537	$53,667	$54,514	$58,852
Gross profit	8,825	9,136	10,056	10,869
Operating income	1,868	2,247	3,661	3,074
Net income	$1,056	$1,407	$2,148	$2,007

Earnings per common share:
Basic	$0.05	$0.07	$0.11	$0.10
Diluted	$0.05	$0.07	$0.11	$0.10

Weighted average number of common shares:
Basic	19,206	19,307	19,473	19,454
Diluted	19,694	19,702	19,843	19,916

	Fiscal 2012
	First Quarter (13 weeks)	Second Quarter (13 weeks)	Third Quarter (13 weeks)	Fourth Quarter (13 weeks)
Net revenues	$47,020	$48,016	$46,601	$43,542
Gross profit	9,345	9,204	9,471	8,872
Operating income	2,844	2,825	2,936	2,739
Net income	$1,722	$1,623	$1,740	$2,364

Earnings per common share:
Basic	$0.09	$0.09	$0.09	$0.12
Diluted	$0.09	$0.08	$0.09	$0.12

Weighted average number of common shares:
Basic	18,282	18,899	19,031	19,075
Diluted	19,365	19,555	19,690	19,684

Item 9.                                 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.                        Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s management, including its Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the reporting period covered by this Annual Report on Form 10-K.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at December 27, 2014 for the purpose of providing reasonable assurance that the information required to be disclosed in the reports we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

The scope of management’s assessment of the effectiveness of our internal control over financial reporting included all of our consolidated operations as of and for the year ended December 27, 2014.

Management assessed the effectiveness of internal control over financial reporting as of December 27, 2014, utilizing the criteria described in the “Internal Control - Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our assessment and those criteria, management believes that we maintained effective internal control over financial reporting as of December 27, 2014.

Moss Adams LLP, the independent registered public accounting firm that audited the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K, has issued an attestation report on the Company’s internal control over financial reporting as of December 27, 2014.

Changes in Internal Control Over Financial Reporting

No change occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the three months ended December 27, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The information called for by this Item 10 is incorporated herein by reference to the Company’s definitive proxy statement to be filed with the SEC in connection with our 2015 annual meeting of stockholders (the “2015 Proxy Statement”).

Item 11.                          Executive Compensation.

The information called for by this Item 11 is incorporated herein by reference to the 2015 Proxy Statement.

Item 12.                          Security Ownership of Beneficial Owners and Management and Related Stockholder Matters.

The information called for by this Item 12 is incorporated herein by reference to the 2015 Proxy Statement.

Item 13.                          Certain Relationships and Related Transactions, and Director Independence.

The information called for by this Item 13 is incorporated herein by reference to the 2015 Proxy Statement.

Item 14.                          Principal Accounting Fees and Services.

The information called for by this Item 14 is incorporated herein by reference to the 2015 Proxy Statement.

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

Dated: March 10, 2015	INVENTURE FOODS, INC.

	By:	/s/ Terry McDaniel
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

Signature	Title	Date

/s/ Terry McDaniel	Chief Executive Officer and Director	March 10, 2015
Terry McDaniel	(Principal Executive Officer)

/s/ Steve Weinberger	Chief Financial Officer, Secretary & Treasurer	March 10, 2015
Steve Weinberger	(Principal Financial and Accounting Officer)

/s/ David L. Meyers	Chairman and Director	March 10, 2015
David L. Meyers

/s/ Ashton D. Asensio	Director	March 10, 2015
Ashton D. Asensio

/s/ Macon Bryce Edmonson	Director	March 10, 2015
Macon Bryce Edmonson

/s/ Paul J. Lapadat	Director	March 10, 2015
Paul J. Lapadat

/s/ Harold Edwards	Director	March 10, 2015
Harold Edwards

/s/ Timothy Cole	Director	March 10, 2015
Timothy Cole

INVENTURE FOODS, INC. AND SUBSIDIARIES

EXHIBITS TO FORM 10-K

YEAR ENDED DECEMBER 27, 2014

Exhibit Number	Description
2.1

Asset Purchase Agreement, dated as of November 8, 2013, by and among Inventure Foods, Inc., FFF Acquisition Sub, Inc., Fresh Frozen Foods, LLC and its members (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on November 12, 2013).

2.2

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

10.2+

Form of Officer Nonstatutory Stock Option Agreement (incorporated by reference to Exhibit 10.42 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 25, 2004 filed on March 22, 2005).

10.3+

Executive Employment Agreement, dated as of August 1, 2005 between the Company and Steven Sklar (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on 10-Q for the quarter ended October 1, 2005 filed on December 1, 2005).

10.4+

Restricted Stock Agreement, dated as of August 1, 2005 between the Company and Steven Sklar. (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on 10-Q for the quarter ended October 1, 2005 filed on December 1, 2005).

10.5+	Inventure Foods, Inc. Amended and Restated 2005 Equity Incentive Plan. (incorporated by reference to Appendix A to the Company’s definitive Proxy Statement on Schedule 14A filed on April 15, 2011).

10.6+

Form of Director Nonstatutory Stock Option Agreement — Amended and Restated 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.55 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 filed on March 30, 2006).

10.7+

Form of Employee Incentive Stock Option Agreement — Amended and Restated 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.56 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 filed on March 30, 2006).

10.8+

Amended and Restated Executive Employment Agreement, dated as of March 25, 2013 by and between Inventure Foods, Inc. and Terry E. McDaniel (incorporated by reference to Exhibit 10.18 to the Company’s Current Report on Form 8-K filed on March 27, 2013).

10.9

Assignment and Assumption of Lease, dated as of May 8, 2006, by and between the Company and B.G. Associates, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on 10-Q for the quarter ended April 1, 2006 filed on May 10, 2006).

10.10+

Executive Employment Agreement, dated as of July 27, 2006, by and between the Company and Steve Weinberger (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on July 27, 2006).

10.11+	The Inventure Group, Inc. Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 23, 2007).

10.12

Agricultural Ground Lease, dated as of May 17, 2007, by and among Lyle Rader, Sue Rader, Brad Rader, Julie Newell and Rader Farms Acquisition Corp. (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 filed on August 14, 2007).

10.13+

Form of Employee Restricted Stock Award Agreement — Amended and Restated 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.69 the Company’s Quarterly Report on Form 10-Q for the quarter ended June 27, 2009 filed on August 11, 2009).

10.14+	Form Amendment of Stock Option Agreement (incorporated by reference to Exhibit 10.70 to the Company’s Current Report on Form 8-K filed on April 22, 2010).

10.15+

Form Executive Stock Option Agreement - Amended and Restated 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.71 to the Company’s Current Report on Form 8-K filed on April 22, 2010).

10.16+

Form Performance Share Restricted Stock Award Agreement — Amended and Restated 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.72 to the Company’s Quarterly Report on Form 10-Q filed on August 10, 2010).

10.17+

Form of Director Restricted Stock Award Agreement — Amended and Restated 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.75 to the Company’s Annual Report on Form 10-K filed on March 25, 2011).

10.18+

Lease Extension Agreement, dated as of October 12, 2012, by and between the Company’s subsidiary Rader Farms, Inc. as lessee, and Uptrail Group I, LLC, Uptrail Group II, LLC and Uptrail Group III, LLC, collectively as lessor (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 22, 2012).

10.19

Credit Agreement, dated as of November 8, 2013, by and between Inventure Foods, Inc. and its wholly owned subsidiaries and a syndicate of lenders led by U.S. Bank National Association (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 12, 2013).

10.20

Security Agreement, dated as of November 8, 2013, by and between Inventure Foods, Inc. and its wholly owned subsidiaries and U.S. Bank National Association for the benefit of the syndicate of lenders (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 12, 2013).

10.21

Guaranty, dated as of November 8, 2013, by and between Inventure Foods, Inc. and its wholly owned subsidiaries and U.S. Bank National Association for the benefit of the syndicate of lenders (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on November 12, 2013).

10.22

Letter Amendment, dated as of November 8, 2013, by and between Inventure Foods, Inc. and its wholly owned subsidiaries and U.S. Bank National Association (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on November 12, 2013).

10.23	Employment Agreement between Inventure Foods, Inc. and Dan Hammer, dated May 27, 2014 (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on June 2, 2014).

21.1*	List of Subsidiaries of the Company.

23.1*	Consent of Moss Adams LLP.

24.1*	Power of Attorney (included on the signature page of this Annual Report on Form 10-K).

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32**	Certification of Principal Executive Officer and Principal Financial Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Scheme Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

*                           Filed herewith.

**                    Furnished herewith.

+                           Management compensatory plan or arrangement.