Form 10-Q
period 2015-03-28
INVENTURE FOODS, INC.
filed 2015-05-07
CIK 944508

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 28, 2015

or

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

Yes ☐ No ☒

As of May 4, 2015, the total number of shares outstanding of the registrant’s common stock was 19,549,796 shares.

INVENTURE FOODS, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

Three Months Ended March 28, 2015

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

Forward-looking statements are neither historical facts nor assurances of future performance.  Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to certain risks and uncertainties, including, without limitation, general economic conditions, increases in the cost or availability of ingredients, packaging, energy and employees, price competition and industry consolidation, ability to execute strategic initiatives, product recalls or safety concerns, disruptions of supply chain or information technology systems, customer acceptance of new products and changes in consumer preferences, food industry and regulatory factors, interest rate risks, dependence upon major customers, dependence upon existing and future license agreements, the possibility that we will need additional financing due to future operating losses or in order to implement the Company’s business strategy, acquisition and divestiture-related risks, volatility of the market price of the Company’s common stock, and those other risks and uncertainties discussed herein, that could cause actual results to differ materially from historical results or those anticipated.  In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this Quarterly Report on Form 10-Q will in fact transpire or prove to be accurate.  Readers are cautioned to consider the specific risk factors described herein and in “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 27, 2014 and any subsequent Form 10-Q, and not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof.

The Company undertakes no obligation to update or publicly revise any forward-looking statement whether as a result of new information, future developments or otherwise.  All subsequent written or oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by this paragraph.  You are advised, however, to consult any further disclosures we make on related subjects in our Form 10-Q and Form 8-K reports and our other filings with the SEC.  Also note that we provide a cautionary discussion of risks, uncertainties and possibly inaccurate assumptions relevant to our business under “Risk Factors” in the Annual Report on Form 10-K for the fiscal year ended December 27, 2014.  We note these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995.  You should understand it is not possible to predict or identify all such factors.

PART I — FINANCIAL INFORMATION

Item 1.                                                         Financial Statements.

INVENTURE FOODS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per-share data)

(unaudited)

	March 28,	December 27,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$920	$495
Accounts receivable, net of allowance for doubtful accounts of $394 and $106 at March 28, 2015 and December 27, 2014, respectively	26,128	22,420
Inventories	56,724	65,216
Deferred income tax asset	1,224	1,228
Other current assets	12,671	1,220
Total current assets	97,667	90,579

Property and equipment, net of accumulated depreciation of $41,859 and $40,179 at March 28, 2015 and December 27, 2014, respectively	55,799	55,200
Goodwill	23,286	23,286
Trademarks and other intangibles, net	14,965	24,543
Other assets	1,506	1,702
Total assets	$193,223	$195,310

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$18,701	$15,533
Accrued liabilities	23,036	12,978
Current portion of long-term debt	7,281	7,041
Total current liabilities	49,018	35,552

Long-term debt, less current portion	57,296	59,218
Line of credit	20,077	18,802
Deferred income tax liability	6,874	6,869
Interest rate swaps	326	349
Other liabilities	2,109	2,554
Total liabilities	135,700	123,344

Commitments and contingencies (Notes 7 and 10)

Stockholders’ equity:
Common stock, $.01 par value; 50,000 shares authorized; 19,918 and 19,961 shares issued and outstanding at March 28, 2015 and December 27, 2014, respectively	199	200
Additional paid-in capital	33,278	33,100
Accumulated other comprehensive loss	(119)	(134)
Retained earnings	24,636	39,271
	57,994	72,437
Less: treasury stock, at cost: 368 shares at March 28, 2015 and December 27, 2014	(471)	(471)
Total stockholders’ equity	57,523	71,966
Total liabilities and stockholders’ equity	$193,223	$195,310

See accompanying notes to condensed consolidated financial statements (unaudited).

INVENTURE FOODS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per-share data)

(unaudited)

	Quarters Ended
	March 28, 2015	March 29, 2014
Net revenues	$77,607	$67,509
Cost of revenues	81,307	55,946
Gross profit	(3,700)	11,563
Selling, general and administrative expenses	9,152	8,398
Impairment of intangible asset	9,277	—
Operating income (loss)	(22,129)	3,165
Interest expense, net	730	670
Income (loss) before income taxes	(22,859)	2,495
Income tax benefit (expense)	8,224	(898)
Net income (loss)	$(14,635)	$1,597

Earnings (loss) per common share:
Basic	$(0.75)	$0.08
Diluted	$(0.75)	$0.08

Weighted average number of common shares:
Basic	19,581	19,437
Diluted	19,581	19,924

See accompanying notes to condensed consolidated financial statements (unaudited).

INVENTURE FOODS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	Quarters Ended
	March 28, 2015	March 29, 2014
Net income (loss)	$(14,635)	$1,597
Change in fair value of interest rate swaps, net of tax	15	28
Comprehensive income (loss)	$(14,620)	$1,625

See accompanying notes to condensed consolidated financial statements (unaudited).

INVENTURE FOODS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Quarters Ended
	March 28, 2015	March 29, 2014

Cash flows from operating activities:
Net income (loss)	$(14,635)	$1,597
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	1,701	1,616
Amortization	301	301
Product recall	15,493	—
Impairment of intangible asset	9,277	—
Provision for (recovery of) bad debts	55	(18)
Deferred income taxes	(8,757)	227
Excess income tax benefit from exercise of stock options	(131)	(214)
Share-based compensation expense	357	222
Loss on disposition of equipment	5	20
Change in operating assets and liabilities:
Accounts receivable	(3,995)	1,109
Inventories	3,611	1,209
Other assets and liabilities	(2,168)	(324)
Accounts payable and accrued liabilities	1,755	999
Net cash provided by operating activities	2,869	6,744

Cash flows from investing activities:
Payment for property and equipment	(1,935)	(5,430)
Payment of contingent consideration for Willamette Valley Fruit Company	(230)	(450)
Payment of contingent consideration for Sin In A Tin	(1)	—
Net cash used in investing activities	(2,166)	(5,880)

Cash flows from financing activities:
Net borrowings on line of credit	1,274	397
Proceeds from issuance of common stock under equity award plans	—	31
Payments made on capital lease obligations	(126)	(123)
Payments made on long-term debt	(1,557)	(1,408)
Excess income tax benefit from exercise of stock options	131	214
Payment of payroll taxes on stock-based compensation through shares withheld	—	(208)
Net cash used in financing activities	(278)	(1,097)
Net increase (decrease) in cash and cash equivalents	425	(233)
Cash and cash equivalents at beginning of period	495	910
Cash and cash equivalents at end of period	$920	$677

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$(669)	$(518)
Cash paid during the period for income taxes	$(1,373)	$(855)

See accompanying notes to condensed consolidated financial statements (unaudited).

INVENTURE FOODS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.                                      Organization and Summary of Significant Accounting Policies

Inventure Foods, Inc., a Delaware corporation (referred to herein as the “Company,” “Inventure Foods,” “we,” “our” or “us”), is a leading marketer and manufacturer of healthy/natural and indulgent specialty snack food brands with more than $285 million in annual net revenues for fiscal year 2014.

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

In our healthy/natural food category, products include Rader Farms® frozen berries, Boulder Canyon® brand kettle cooked potato chips and other snack and food items, Willamette Valley Fruit Company brand frozen berries, Fresh Frozen brand frozen vegetables, Jamba® branded blend-and-serve smoothie kits under license from Jamba Juice Company, Seattle’s Best Coffee® Frozen Coffee Blends branded blend-and-serve frozen coffee beverage under license from Seattle’s Best Coffee, LLC and private label frozen fruit and healthy/natural snacks. In our indulgent specialty snack food category, products include T.G.I. Friday’s® brand snacks under license from T.G.I. Friday’s Inc. (“T.G.I. Friday’s”), Nathan’s Famous® brand snack products under license from Nathan’s Famous Corporation, Vidalia® brand snack products under license from Vidalia Brands, Inc., Poore Brothers® kettle cooked potato chips, Bob’s Texas Style® kettle cooked chips, Tato Skins® brand potato snacks, and Sin In A Tin® chocolate pate and other frozen desserts. We also manufacture private label snacks for certain grocery retail chains and co-pack products for other snack and cereal manufacturers.

We operate in two segments: (1) frozen products and (2) snack products. The frozen products segment includes frozen fruits, vegetables and beverages for sale primarily to groceries, club stores and mass merchandisers. All products sold under our frozen products segment are considered part of the healthy/natural food category. The snack products segment includes potato chips, kettle chips, potato crisps, potato skins, pellet snacks, sheeted dough products, cereal and extruded products for sale primarily to snack food distributors and retailers. The products sold under our snack products segment includes products considered part of the indulgent specialty snack food category, as well as products considered part of the healthy/natural food category.

We operate manufacturing facilities in eight locations.  Our frozen berry products are processed in Lynden, Washington, Salem, Oregon and Jefferson, Georgia.  Our frozen berry business grows, processes and markets premium berry blends, raspberries, blueberries and rhubarb and purchases blackberries, cherries, cranberries, strawberries and other fruits from a select network of fruit growers for resale.  The fruit is processed, frozen and packaged for sale and distribution to wholesale customers.  Our frozen vegetable products are processed in Jefferson, Georgia, Thomasville, Georgia and Salem, Oregon.  Our frozen beverage products are packaged at our Lynden, Washington and Jefferson, Georgia facilities.  We also use third-party processors for certain frozen products and package certain frozen fruits for other manufacturers.  The products of our newly acquired frozen desserts business are produced in Pensacola, Florida.  Our snack products are manufactured at our Goodyear, Arizona and Bluffton, Indiana facilities, as well as some third-party plants for certain products.

On April 23, 2015, we announced a voluntary product recall of certain varieties of the Company’s Fresh FrozenTM line of frozen vegetables, as well as select varieties of our Jamba® “At Home” line of smoothie kits because the Jefferson, Georgia facility tested positive for Listeria monocytogenes.  For discussion of this product recall, refer to “Note 10, Subsequent Event.”

Our fiscal year ends on the last Saturday occurring in the month of December of each calendar year.  Accordingly, the first quarter of 2015 commenced December 28, 2014 and ended March 28, 2015.

Basis of Presentation

The consolidated financial statements for the quarter ended March 28, 2015 are unaudited and include the accounts of Inventure Foods and all of our wholly owned subsidiaries. All significant intercompany amounts and transactions have been eliminated. The consolidated financial statements, including the December 27, 2014 consolidated balance sheet data which was derived from audited financial statements, have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all the information and footnotes required by accounting principles generally accepted in the United States of America (“U.S. GAAP”). In the opinion of management, the condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary in order to make the consolidated financial statements not misleading. A description of our accounting policies and other financial information is included in the audited financial statements filed with our Annual Report on Form 10-K for the fiscal year ended December 27, 2014. The results of operations for the quarter ended March 28, 2015 are not necessarily indicative of the results expected for the full year.

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

At March 28, 2015 and December 27, 2014, the carrying value of cash, accounts receivable, accounts payable and accrued liabilities approximate fair values since they are short term in nature.  The carrying value of the long-term debt approximates fair value based on the borrowing rates currently available to us for long-term borrowings with similar terms.  The following table summarizes the valuation of our assets and liabilities measured at fair value on a recurring basis (in thousands) at the respective dates set forth below:

		March 28, 2015			December 27, 2014
Balance Sheet Classification		Interest Rate Swaps	Non-qualified Deferred Compensation Plan Investments	Earn-out Contingent Consideration Obligation	Interest Rate Swaps	Non-qualified Deferred Compensation Plan Investments	Earn-out Contingent Consideration Obligation
Other assets	Level 1	$—	$505	$—	$—	$697	$—
Interest rate swaps	Level 2	(326)	—	—	(349)	—	—
Accrued liabilities	Level 3	—	—	(245)	—	—	(246)
Other liabilities	Level 3	—	—	(1,372)	—	—	(1,602)
		$(326)	$505	$(1,617)	$(349)	$697	$(1,848)

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

The fair value measurement of the earn-out contingent consideration obligation relates to the acquisitions of Sin In A Tin in September 2014 and Willamette Valley Fruit Company in May 2013, and is included in accrued liabilities and other long-term liabilities in the consolidated balance sheets.  The fair value measurement is based upon significant inputs not observable in the market.  Changes in the value of the obligation are recorded as income or expense in our consolidated statements of income.  To determine the fair value, we valued the contingent consideration liability based on the expected probability weighted earn-out payments corresponding to the performance thresholds agreed to under the applicable purchase agreements.  The expected earn-out payments were then present valued by applying a discount rate that captures a market participants view of the risk associated with the expected earn-out payments.

INVENTURE FOODS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

A summary of the activity of the fair value of the measurements using unobservable inputs (Level 3 Liabilities) for the quarter ended March 28, 2015, is as follows (in thousands):

Level 3
Balance at December 27, 2014	$1,848
Earn-out compensation paid for Willamette Valley Fruit Company	(230)
Earn-out compensation paid for Sin In A Tin	(1)
Balance at March 28, 2015	$1,617

Income Taxes

Income tax benefit was $8.2 million for the quarter ended March 28, 2015, compared to income tax expense of $0.9 million for the quarter ended March 29, 2014.  Our effective tax rate for both the quarter ended March 28, 2015 and March 29, 2014 was 36.0%.

Earnings (Loss) Per Common Share

Basic earnings (loss) per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period.  Diluted earnings per share is calculated by including all dilutive common shares such as stock options and restricted stock.  Unvested restricted stock grants that contain non-forfeitable rights to dividends or dividend equivalents are participating securities and, therefore, requires earnings per share to be presented pursuant to the two-class method.  However, the application of this method would have no effect on basic and diluted earnings per common share and is therefore not presented.

For the quarter ended March 28, 2015, diluted loss per share is the same as basic loss per share as the inclusion of potentially issuable common stock would be antidilutive.  For the quarter ended March 29, 2014, no shares were excluded from the computation of diluted earnings per share since the exercise price of all outstanding options were less than the average market price of our common stock for that period.  Exercises of outstanding stock options are assumed to occur for purposes of calculating diluted earnings per share for periods in which their effect would not be anti-dilutive.

Earnings per common share was computed as follows for the quarters ended March 28, 2015 and March 29, 2014 (in thousands, except per share data):

	Quarters Ended
	March 28, 2015	March 29, 2014
Basic Earnings (Loss) Per Share:
Net income	$(14,635)	$1,597
Weighted average number of common shares	19,581	19,437
Earnings (loss) per common share	$(0.75)	$0.08

Diluted Earnings (Loss) Per Share:
Net income	$(14,635)	$1,597
Weighted average number of common shares	19,581	19,437
Incremental shares from assumed conversions of stock options	—	487
Adjusted weighted average number of common shares	19,581	19,924
Earnings (loss) per common share	$(0.75)	$0.08

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

Compensation costs related to all stock-based payment arrangements, including employee stock options, are recognized in the financial statements based on the fair value method of accounting.  Excess tax benefits related to stock-based payment arrangements are classified as cash inflows from financing activities and cash outflows from operating activities.  See “Note 9, Stockholders’ Equity” for additional information.

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

In May 2014, the FASB issued new accounting guidance related to revenue recognition.  This new standard will replace all current U.S. GAAP guidance on this topic and eliminate all industry-specific guidance.  The new revenue recognition standard provides a unified model to determine when and how revenue is recognized.  The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services.  This guidance will be effective at the beginning of our 2017 fiscal year and can be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption.  However, in April 2015, the FASB voted to propose a deferral of the effective date of the new revenue standard by one year, but to permit entities to adopt one year earlier if they choose (i.e., the original effective date).  The proposed deferral would result in the new revenue standard being effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2017.  Regardless of whether the one-year deferral is ultimately approved, we continue to evaluate the impact, if any, of adopting this new accounting standard on our financial statements.

In June 2014, the FASB issued new guidance related to stock compensation.  This new standard requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition.  As such, the performance target should not be reflected in estimating the grant date fair value of the award.  This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the periods for which the requisite service has already been rendered.  The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015 and can be applied either prospectively or retrospectively to all awards outstanding as of the beginning of the earliest annual period presented as an adjustment to opening retained earnings.  Early adoption is permitted.  We are evaluating the impact, if any, of adopting this new accounting guidance on our financial statements.

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

INVENTURE FOODS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

3.                                      Inventories

Inventories consisted of the following as of March 28, 2015 and December 27, 2014 (in thousands):

	March 28,	December 27,
	2015	2014
Finished goods	$19,339	$28,651
Raw materials	37,385	36,565
	$56,724	$65,216

4.                                      Goodwill, Trademarks and Other Intangibles

Goodwill, trademarks and other intangibles, net, consisted of the following as of March 28, 2015 and December 27, 2014 (in thousands):

	Estimated Useful Life	March 28, 2015	December 27, 2014
Goodwill:
Inventure Foods		$5,986	$5,986
Rader Farms		5,630	5,630
Willamette Valley Fruit Company		3,147	3,147
Fresh Frozen Foods		8,301	8,301
Sin In A Tin		222	222
Total Goodwill		$23,286	$23,286

Trademarks:
Inventure Foods		$896	$896
Rader Farms		1,070	1,070
Willamette Valley Fruit Company		740	740
Fresh Frozen Foods		9,475	9,475
Sin In A Tin		123	123

Other intangibles:
Rader Farms - Customer relationship, gross carrying amount	10 years	100	100
Rader Farms - Customer relationship, accum. amortization		(79)	(76)
Willamette Valley Fruit Company - Customer relationship, gross carrying amount	10 years	3,200	3,200
Willamette Valley Fruit Company - Customer relationship, accum. amortization		(560)	(480)
Fresh Frozen Foods - Customer relationship, gross carrying amount	12 years	—	10,487
Fresh Frozen Foods - Customer relationship, accum. amortization		—	(992)
Total trademarks and other intangibles, net		$14,965	$24,543

Our amortization expense related to these intangibles was $301,000 for the quarters ended March 28, 2015 and March 29, 2014.  The trademarks are deemed to have an indefinite useful life because they are expected to generate cash flows indefinitely.

Goodwill and trademarks are reviewed for impairment annually in the fourth fiscal quarter, or more frequently if impairment indicators arise.  As a result of the product recall (See “Note 10, Subsequent Event”), the Company reviewed the Fresh Frozen Foods goodwill and intangible assets for impairment as of March 28, 2015.  Our analysis included a review of the forecasted future cash flows of the Fresh Frozen business, including the estimated cash outflows directly related to the product recall.  Based on our review, we concluded that the intangible asset related to the acquired customer relationships of Fresh Frozen Foods was fully impaired.  Accordingly, the Company recorded an intangible asset impairment charge of $9.3 million, which represents the unamortized balance as of March 28, 2015.  We believe the carrying values of our remaining goodwill and intangible assets are appropriate as of March 28, 2015.

INVENTURE FOODS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

5.                                      Accrued Liabilities

Accrued liabilities consisted of the following as of March 28, 2015 and December 27, 2014 (in thousands):

	March 28, 2015	December 27, 2014
Accrued payroll and payroll taxes	$2,285	$2,365
Accrued royalties and commissions	1,226	1,048
Accrued advertising and promotion	1,097	351
Accrued berry purchase payments	—	4,127
Accrued product recall warranty (see Note 10)	10,379	—
Accrued other	8,049	5,087
	$23,036	$12,978

6.                                      Long-Term Debt

Long-term debt consisted of the following as of March 28, 2015 and December 27, 2014 (in thousands):

	March 28, 2015	December 27, 2014
Senior secured term loan due quarterly through November 2018	$53,625	$54,900
Equipment term loan B due monthly through September 2020	1,227	1,278
Equipment term loan, Rader Farms, due monthly through August 2019	2,346	2,428
Equipment term loan, Willamette Valley Fruit Company, due monthly through August 2019	1,741	1,802
Bluffton, IN mortgage loan due monthly through December 2016	1,801	1,825
Lynden, WA real estate term loan due monthly through July 2017	2,501	2,565
Capital lease obligations, primarily due September 2017	1,336	1,461
	64,577	66,259
Less current portion of long-term debt	(7,281)	(7,041)
Long-term debt, less current portion	$57,296	$59,218

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

The borrowing capacity available to us under the Senior Credit Facility consists of notes representing:

•                  A revolving line of credit up to $30.0 million, maturing on November 8, 2018.  At March 28, 2015, $20.1 million was outstanding and $9.9 million was available under the line of credit.  All borrowings under the revolving line of credit bear interest at either (i) the prime rate of interest announced by U.S. Bank from time to time or (ii) LIBOR, plus the LIBOR Rate Margin (as defined in the revolving credit facility note) as adjusted.

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

As is customary in such financings, U.S. Bank, on behalf of the syndicate of lenders, may terminate the syndicate’s commitments, accelerate the repayment of amounts outstanding and exercise other remedies upon the occurrence of an event of default (as defined in the Senior Credit Facility), subject, in certain instances, to the expiration of an applicable cure period.  The Senior Credit Facility requires us to maintain compliance with certain financial covenants, including a minimum fixed charge coverage ratio and a leverage ratio.  At March 28, 2015, we were in compliance with all of the financial covenants.

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

We entered into an interest rate swap in 2006 to convert the interest rate of the mortgage to purchase the Bluffton, Indiana facility from the contractual rate of 30 day LIBOR plus 165 basis points to a fixed rate of 6.85%.  The swap has a fixed pay-rate of 6.85% and a notional value of approximately $1.8 million at each of March 28, 2015 and December 27, 2014, and expires in December 2016.  We evaluate the effectiveness of the hedge on a quarterly basis and, at March 28, 2015, the hedge is highly effective.  The interest rate swap had a fair value of approximately $141,000 and $155,000 at March 28, 2015 and December 27, 2014, respectively, which were recorded as a liability on the accompanying consolidated balance sheets.  The swap value was determined in accordance with the fair value measurement guidance discussed earlier using Level 2 observable inputs and approximates the loss that would have been realized if the contract had been settled at the end of the fiscal period.

We entered into another interest rate swap in January 2008 to effectively convert the interest rate on the real estate term loan to a fixed rate of 4.28%.  The interest rate swap is structured with decreasing notional values to match the expected pay down of the debt.  The notional value of the swap was $2.5 million and $2.6 million at March 28, 2015 and December 27, 2014, respectively.  The interest rate swap is accounted for as a cash flow hedge derivative and expires in July 2017.  The interest rate swap had fair value of approximately $185,000 and $194,000 at March 28, 2015 and December 27, 2014, respectively, which were recorded as a liability on the accompanying consolidated balance sheets.  This value was determined in accordance with the fair value measurement guidance discussed earlier using Level 2 observable inputs and approximates the loss that would have been realized if the contract had been settled at the end of the fiscal period.

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

On June 28, 2013, a class action complaint against Jamba Juice and the Company, captioned Lilly v. Jamba Juice Company et al (the “Lilly Matter”), was filed in the Federal Court for the Northern District of California.  The plaintiff purports to represent a class of individuals who purchased make-at-home smoothie kits from Jamba Juice, and alleges that such smoothie kits contain unnaturally processed, synthetic and/or non-natural ingredients and that use of the words “all natural” on the labels of these smoothie kits is unfair and fraudulent and violates various false advertising and unfair competition laws.  The plaintiff also alleges that the smoothie kits contain two additional allegedly non-natural ingredients.   While we currently believe the “all natural” statement on the smoothie kits are not misleading and in full compliance with U.S. Food and Drug Administration guidelines, we are investigating the claims asserted in the Lilly Matter, and intend to vigorously defend against them.  On September 17, 2013, we filed a motion to dismiss, seeking to dismiss plaintiffs’ claims as to gelatin and the Orange Dream Machine smoothie kit.  Our motion was denied in November 2013.   On February 3, 2014, the plaintiffs filed a motion to certify a class of all persons in California who bought certain Jamba Juice smoothie kits.  On September 18, 2014, the court issued an order granting class certification solely for purposes of determining liability and denying certification for purposes of damages.  The court requested further briefing on the question of whether it has jurisdiction to certify a class for purposes of granting injunctive relief.   Following mediation, the basic terms of a proposed class settlement were reached.  The parties signed a definitive agreement that was filed with the court for approval on December 1, 2014.  The court’s ruling on a motion for preliminary approval is pending and will be followed by a subsequent final approval hearing.  If approved by the court, a settlement class will be certified for injunctive relief only, requiring the Company to (i) remove the “all natural” designation on the labels of the challenged products and (ii) pay $5,000 to each of the two individual plaintiffs and up to $425,000 to plaintiffs’ counsel for fees and costs. The case would also be dismissed and the Company would pay no damages to class members, although there would be no release by class members of any individual damage claims they might have related to the Lilly Matter.

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

8.                                      Business Segments

Our operations consist of two reportable segments: (1) frozen products and (2) snack products.  The frozen products segment produces frozen fruits, vegetables and beverages for sale primarily to groceries, club stores and mass merchandisers.  The snack products segment produces potato chips, kettle chips, potato crisps, potato skins, pellet snacks, sheeted dough products, cereal and extruded products for sale primarily to snack food distributors and retailers.  Our reportable segments offer different products and services.  The majority of our revenues are attributable to external customers in the United States.  We also sell to external customers internationally; however, the revenues attributable to such customers are immaterial.  All of our assets are located in the United States.

We do not allocate assets, selling, general and administrative expenses, income taxes or other income and expense to our reportable segments.  The following tables present information about our reportable segments for the quarters ended March 28, 2015 and March 29, 2014 (in thousands):

	Frozen Products	Snack Products	Consolidated
Quarter ended March 28, 2015
Net revenues from external customers	$51,349	$26,258	$77,607
Depreciation and amortization included in segment gross profit	556	606	1,162
Segment gross profit	(7,489)	3,789	(3,700)

Quarter ended March 29, 2014
Net revenues from external customers	$43,655	$23,854	$67,509
Depreciation and amortization included in segment gross profit	475	577	1,052
Segment gross profit	7,844	3,719	11,563

INVENTURE FOODS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

The following table reconciles reportable segment gross profit to our consolidated income (loss) before income taxes for the quarters ended March 28, 2015 and March 29, 2014 (in thousands):

	Quarter Ended
	March 28, 2015	March 29, 2014
Segment gross profit	$(3,700)	$11,563
Unallocated amounts:
Operating expenses	18,429	8,398
Interest expense, net	730	670
Income (loss) before income taxes	$(22,859)	$2,495

9.                                      Stockholders’ Equity

The Company’s Amended and Restated 2005 Equity Incentive Plan (the “2005 Plan”) was approved at our 2005 Annual Meeting of Stockholders and initially reserved for issuance of 410,518 shares of our common stock, which was the number of reserved but unissued shares available for issuance under the Company’s 1995 Stock Option Plan, as amended.  The number of shares of our common stock reserved for issuance has been increased since 2005 to a total of 2,710,518 as of the date of this filing, pursuant to subsequent amendments to the 2005 Plan approved by our stockholders.  If any shares of our common stock subject to awards granted under the 2005 Plan are canceled, those shares will be available for future awards under the 2005 Plan.  The 2005 Plan expires in May 2015 and the new 2015 Equity Incentive Plan is expected to be approved by our shareholders in May 2015 at the Company’s annual meeting.  Awards granted under the 2005 Plan may include: nonqualified stock options, incentive stock options, restricted stock, restricted stock units, stock appreciation rights, performance units and stock-reference awards.

Restricted Common Stock

We have issued shares of restricted common stock in the form of restricted stock awards and restricted stock units as incentives to certain employees, officers and members of our board of directors (the “Board”).  Restricted stock awards and restricted stock units granted to members of the Board are granted with a one-year service period.  Restricted stock awards and restricted stock units granted to the Company’s officers vest over three years and typically contain performance restrictions that are required to be achieved over a three-year measurement period in order for the shares to be released.  The number of performance-based restricted stock ultimately released varies based on whether we achieve certain financial results.  Restricted stock units granted to non-officer employees generally vest over three or five years.  We record compensation expense each period based on the market price of our common stock at the time of grant and, for performance-based restricted stock awards and units, our estimate of the most probable number of shares that will ultimately be released.  The related stock-based compensation expense is included in selling, general and administrative expenses.  Additionally, the compensation expense is adjusted for our estimate of forfeitures.  Recipients of restricted common stock are entitled to receive any dividends declared on our common stock and have voting rights, regardless of whether such shares have vested.

During the three months ended March 28, 2015 and March 29, 2014, the total stock-based compensation expense from restricted common stock recognized in the financial statements was $0.2 million and $0.1 million, respectively.  There were no stock-based compensation costs capitalized.

The following table summarizes activities related to restricted stock awards for the three months ended March 28, 2015:

	Number	Weighted Average Grant Date Fair Value
Nonvested balance at December 27, 2014	208,600	$7.52
Granted	—	—
Vested and released, including shares withheld to cover taxes	(90,376)	6.55
Forfeited	(21,724)	6.55
Nonvested balance at March 28, 2015	96,500	$8.65

INVENTURE FOODS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

As of March 28, 2015, the total unrecognized costs related to non-vested restricted stock awards was $0.4 million, which is expected to be recognized over a weighted average period of 1.12 years.  This expected compensation expense does not reflect any new awards, or modifications to existing awards, that could occur in the future.

The following table summarizes activities related to restricted stock units for the three months ended March 28, 2015:

	Number	Weighted Average Grant Date Fair Value
Nonvested balance at December 27, 2014	144,929	$13.21
Granted	—	—
Vested and released	—	—
Forfeited	—	—
Nonvested balance at March 28, 2015	144,929	$13.21

As of March 28, 2015, the total unrecognized costs related to non-vested restricted stock units was $1.2 million, which is expected to be recognized over a weighted average period of 2.25 years.  This expected compensation expense does not reflect any new awards, or modifications to existing awards, that could occur in the future.

Stock Options

Stock-based compensation expense from stock options recognized in the financial statements totaled $0.1 million for the three months ended March 28, 2015 and March 29, 2014, which reduced income from operations accordingly.  There were no stock-based compensation costs capitalized.

The following table summarizes stock option activity during the three months ended March 28, 2015:

	Options Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value (in-the-money options)	Weighted Average Remaining Contractual Life (in years)
Outstanding at December 27, 2014	732,852	$5.27
Granted	—	$—
Exercised	(13,000)	$3.70
Forfeited or expired	—	$—
Outstanding at March 28, 2015	719,852	$5.30	$4,229,251	6.30

As of March 28, 2015, the total unrecognized costs related to non-vested stock options granted were $0.8 million.  We expect to recognize such costs in the financial statements over a weighted average period of 2.2 years.  This expected compensation expense does not reflect any new awards, or modifications to existing awards, that could occur in the future.

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on our closing stock price of $11.05 as of March 28, 2015, which would have been received by the option holders had all option holders exercised options and sold the underlying shares on that date.  The intrinsic value related to vested stock options outstanding was $2.8 million as of March 28, 2015 based on the exercise price and our closing stock price of $11.05 as of March 28, 2015.

INVENTURE FOODS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

The following table summarizes information about stock options outstanding and exercisable at March 28, 2015:

Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$1.70 - $3.20	182,200	3.7	$1.91	179,600	$1.90
$3.44 - $4.28	182,000	5.8	$3.91	100,000	$3.89
$6.55 - $7.21	301,500	7.7	$6.92	92,200	$6.87
$7.61 - $13.21	54,152	9.1	$12.33	3,500	$9.09
	719,852	6.3	$5.30	375,300	$3.72

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

10.                               Subsequent Event

On April 23, 2015, we announced a voluntary product recall of certain varieties of the Company’s Fresh FrozenTM line of frozen vegetables, as well as select varieties of our Jamba® “At Home” line of smoothie kits because our Jefferson, Georgia facility tested positive for Listeria monocytogenes.  The impacts recorded in our consolidated statement of operations attributable to the recall for the quarter ended March 28, 2015 are summarized as follows (in thousands):

Increase / (Decrease)
Net revenues	$—
Cost of revenues (1)	15,260
Gross profit	(15,260)
Operating expenses:
Selling, general & administrative expenses (2)	233
Impairment of intangible asset (3)	9,277
Operating loss	(24,770)
Interest expense, net	—
Loss before income taxes	(24,770)
Income tax benefit	8,882
Net loss	$(15,888)

(1)         Additional cost of revenues primarily reflects the write-down of approximately $4.9 million of inventory on hand and a provision of approximately $10.4 million for additional costs estimated to be incurred related to the recall, including product expected to be returned from customers and consumers.

(2)         Additional selling, general & administrative costs consists of approximately $0.2 million to record additional accounts receivable reserves.

(3)         Amount reflects a $9.3 million impairment charge recorded to write-off the carrying value of the Fresh Frozen customer relationships intangible asset.

We expect there will be additional costs related to this recall recorded subsequent to the quarter ended March 28, 2015. To the extent that the Company is able to recover losses related to the recall through its insurance policies, such charges will be reversed in the period in which such recovery is determined to be probable, or in the period that the claim is resolved, depending upon the nature of the applicable loss; however, we can provide no assurance as to the likelihood, extent (if any) or timing of any such recovery.  Additionally, while it is too soon to reliably estimate the impact of this recall on the Company’s future sales of the Fresh FrozenTM brand and the Jamba® “At Home” line of smoothie kits, net revenues of the products affected by the recall are expected to be reduced for the second fiscal quarter of 2015 and potentially subsequent quarterly periods.

Additional details of the recall, including a listing of the specific products affected, are available on the Company’s website at www.inventurefoods.com/information/frozenrecall.

INVENTURE FOODS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the other sections of this Quarterly Report on Form Q, and our December 27, 2014 condensed consolidated financial statements and the accompanying notes thereto which are included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 10, 2015.  The various sections of this MD&A contain a number of forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risk factors described in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 27, 2014.  Accordingly, the Company’s actual future results may differ materially from historical results or those currently anticipated.

Quarterly Overview

We are a leading marketer and manufacturer of healthy/natural and indulgent specialty snack food brands.  Our products are marketed under a strong portfolio of brands, including T.G.I. Friday’s®, Rader Farms®, Boulder Canyon®, Poore Brothers®, Willamette Valley Fruit CompanyTM, Fresh FrozenTM, Nathan’s Famous ®, Jamba®, Seattle’s Best Coffee®, Bob’s Texas Style®, Vidalia®, Tato Skins® and Sin In A Tin®.  T.G.I. Friday’s®, Jamba®, Nathan’s Famous® and Vidalia® are licensed brand names.  We complement our branded product retail sales with private label retail sales and co-packing arrangements.

This MD&A is intended to assist in the understanding of our condensed consolidated financial statements, the changes in certain key items in those condensed consolidated financial statements from period to period and the primary factors that contributed to those changes, as well as how certain critical accounting estimates affect our condensed consolidated financial statements.

Results of Operations

The following table sets forth for the periods presented certain financial data as a percentage of net sales for the three months ended March 28, 2015 and March 29, 2014:

	Quarter Ended
	March 28, 2015	March 29, 2014
Net revenues	100.0%	100.0%
Cost of revenues	104.8	82.9
Gross profit	(4.8)	17.1
Selling, general and administrative expenses	11.8	12.4
Impairment of intangible asset	12.0	—
Operating income (loss)	(28.6)	4.7
Interest expense, net	0.9	1.0
Income (loss) before income taxes	(29.5)	3.7
Income tax benefit (expense)	10.6	(1.3)
Net income (loss)	(18.9)%	2.4%

Our operations consist of two reportable segments:  (1) frozen products and (2) snack products.  The frozen products segment includes frozen fruits, vegetables and beverages, for sale primarily to groceries, club stores and mass merchandisers. The snack products segment includes manufactured potato chips, kettle chips, potato crisps, potato skins, pellet snacks, sheeted dough products, cereal, and extruded products for sale primarily to snack food distributors and retailers.

Net Revenues.  Consolidated net revenues were $77.6 million in the quarter ended March 28, 2015, an increase of $10.1 million, or 15.0%, compared to $67.5 million during the quarter ended March 29, 2014.  Our net revenues by operating segment were as follows (in thousands):

	Quarter Ended
	March 28, 2015	March 29, 2014	% Change
Frozen	$51,349	$43,655	17.6%
Snack	26,258	23,854	10.1%
Consolidated	$77,607	$67,509	15.0%

Our frozen products segment net revenues were $51.3 million during the quarter ended March 28, 2015, an increase of $7.7 million, or 17.6%, compared to $43.7 million during the quarter ended March 29, 2014.  This increase was primarily due to increased revenues in our frozen berry and frozen vegetable businesses, partially offset by approximately $1.5 million of additional slotting and tradespend costs incurred during the quarter ended March 28, 2015 to expand the Fresh Frozen brand.  Net revenues from frozen berries increased 20.3% to $31.3 million in the first quarter of 2015, compared to $26.0 million in the first quarter of 2014.  Net revenues from frozen vegetables increased 11.1% to $16.0 million in the first quarter of 2015, compared to $14.4 million in the first quarter of 2014.

Our snack products segment net revenues were $26.3 million for the quarter ended March 28, 2015, an increase of $2.4 million, or 10.1%, compared to $23.9 million for the quarter ended March 29, 2014.  During the first quarter of 2015, sales of Boulder Canyon Authentic Foods® branded products increased 45.9% and sales of premium private label products increased 28.3%.  These gains were partially offset by a decrease of 56.6% in net revenues from our co-packing agreements due to a temporary lag in production as we change to new packaging size.

Gross Profit.  Gross profit was $(3.7) million for the quarter ended March 28, 2015, compared to $11.6 million for the quarter ended March 29, 2014.  The product recall announced on April 23, 2015 negatively impacted gross profit for the quarter ended March 28, 2015 by $15.3 million as a result of inventory and warranty reserves recorded representing the estimated costs of the recall.  Excluding the effects of the recall, gross profit was $11.6 million for the quarter ended March 28, 2015, which was flat compared to the quarter ended March 29, 2014, with gross margin as a percentage of net revenues decreasing 220 basis points to 14.9% for the quarter ended March 28, 2015 compared to 17.1% for the quarter ended March 29, 2014.

See “Non-GAAP Data and Reconciliations” below for information on the calculation of gross profit exclusive of recall costs.

Our gross profit and gross profit as a percentage of net sales by operating segment were as follows (in thousands):

	Quarter Ended
	March 28, 2015	% of Net Revenues	March 29, 2014	% of Net Revenues
Frozen	$(7,489)	(14.6)%	$7,844	18.0%
Snack	3,789	14.4%	3,719	15.6%
Consolidated	$(3,700)	(4.8)%	$11,563	17.1%

Our frozen products segment gross profit was $(7.5) million for the quarter ended March 28, 2015, compared to $7.8 million for the quarter ended March 29, 2014.  Excluding the effects of the recall, our frozen products segment gross profit was $7.8 million for the quarter ended March 28, 2015, a decrease of $0.1 million, or 0.9%, compared to the quarter ended March 29, 2014.  Excluding the effects of the recall, as a percentage of net revenues, gross margin for the frozen products segment decreased 290 basis points to 15.1% from 18.0% for the quarter ended March 29, 2014.  This decrease in gross margin for the frozen products segment was primarily due to slotting and tradespend investments incurred for our Fresh Frozen Foods brand and increased freight costs.

Our snack products segment gross profit was $3.8 million for the quarter ended March 28, 2015, an increase of $0.1 million, or 1.9%, compared to the quarter ended March 29, 2014.  As a percentage of net revenues gross, margin for the snack products segment decreased 120 basis points to 14.4% from 15.6% for the quarter ended March 29, 2014.  This decrease in gross margin for the snack segment was primarily due to increased freight costs and product sales and channel mix.

Selling, General and Administrative Expenses.  Selling, general and administrative (“SG&A”) expenses was $9.2 million for the quarter ended March 28, 2015, compared to $8.4 million during the quarter ended March 29, 2014.  Excluding the effects of the recall, which includes $0.2 million in additional accounts receivable reserves, SG&A expenses was $8.9 million for the quarter ended March 28, 2015, an increase of $0.5 million, or 6.2%, compared to $8.4 million during the quarter ended March 29, 2014.  Excluding of the effects of the recall, as a percentage of net revenues, SG&A expenses decreased 90 basis points to 11.5% in the quarter ended March 28, 2015, compared to 12.4% during the quarter ended March 29, 2014.  The increase in SG&A expenses was primarily driven by approximately $1.1 million of higher sales and marketing costs, partially offset by reduced incentive compensation costs recorded during the quarter ended March 28, 2015.

See “Non-GAAP Data and Reconciliations” below for information on the calculation of selling, general and administrative expenses exclusive of recall costs.

Impairment of Intangible Asset.  The $9.3 million impairment charge recorded in the quarter ended March 28, 2015 relates to the write-off of the carrying value of the Fresh Frozen customer relationships intangible asset.  For a description of our intangible assets, see “Note 4, Goodwill, Trademarks and Other Intangibles” to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Interest Expense.  Interest expense was $0.7 million for the quarter ended March 28, 2015, which was flat compared to the quarter ended March 29, 2014, increasing slightly as a result of increased borrowings under our revolving line of credit.  For a description of our various financing facilities, see “Note 6, Long-Term Debt” to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Income Tax Benefit (Expense).  Income tax benefit was $8.2 million for the quarter ended March 28, 2015, compared to income tax expense of $0.9 million for the quarter ended March 29, 2014.  Our effective tax rate for both the quarter ended March 28, 2015 and March 29, 2014 was 36.0%.

Liquidity and Capital Resources

Liquidity represents our ability to generate sufficient cash flows from operating activities to satisfy obligations, as well as our ability to obtain appropriate financing.  Therefore, liquidity cannot be considered separately from capital resources that consist primarily of current and potentially available funds for use in achieving our objectives.  Currently, our liquidity needs arise primarily from working capital requirements, capital expenditures and debt repayment.  Net working capital was $48.6 million (a current ratio of 2.0:1) and $55.0 million (a current ratio of 2.5:1) at March 28, 2015 and December 27, 2014, respectively.

Operating Cash Flows

Cash flows from operating activities reflect our net earnings (loss), adjusted for non-cash items such as, depreciation, amortization, unpaid product recall related charges, stock-based compensation expense, write-offs and write-downs of assets, as well as changes in accounts receivable, inventories, accounts payable and accrued liabilities, and other assets and liabilities.

Net cash provided by operating activities was $2.9 million for the three months ended March 28, 2015 and $6.7 million for the three months ended March 29, 2014.  The year-over-year decrease was primarily a result of the increased receivables as a result of sales growth and corresponding decrease in inventory.  Increased payables are driven by the need for purchased frozen fruits to supplement our requirements as we pack the remaining harvested and local frozen fruit from the 2014 season.

Investing Cash Flows

Net cash used in investing activities was $2.2 million for the quarter ended March 28, 2015, compared to $5.9 million for the quarter ended March 29, 2014.  Payments of contingent consideration related to the acquisition of Willamette Valley Fruit Company totaled $0.2 million during the quarter ended March 28, 2015, compared with $0.5 million during the prior year period.  Capital expenditures of $1.9 million in the first three months of fiscal 2015 primarily relate to the purchase of manufacturing and packaging equipment at our Goodyear, Arizona facility, as well $0.2 in capitalized software costs associated with an ERP system upgrade.  Capital expenditures of $5.4 million in the 2014 period related to the purchase of $4.7 million of manufacturing equipment, primarily related to new packaging and extrusion equipment at our Bluffton, Indiana facility, as well new freezing tunnels at our Lynden Washington, and Salem, Oregon facilities.  We also incurred approximately $0.4 million in planting costs at our Lynden, Washington facility.  During fiscal year 2015, we plan to make approximately $12.9 million in capital expenditures, primarily at our manufacturing facilities.  Capital expenditures are funded by net cash flow from operating activities, cash on hand, and available credit from our credit facility.

Financing Cash Flows

Net cash used in financing activities for the quarter ended March 28, 2015 was $0.3 million compared to $1.1 million in the quarter ended March 29, 2014.  This year-over-year decrease in cash used in financing activities is primarily due to increased net borrowings on our line of credit.

Debt and Capital Resources

At March 28, 2015, there was $0.9 million in cash and $20.1 million borrowed on our revolving line of credit. At that date, $9.9 million of additional borrowings were available under the revolving line of credit. As is customary in such financings, U.S. Bank may terminate its commitments and accelerate the repayment of amounts outstanding and exercise other remedies upon the occurrence of an event of default (as defined in the Loan Agreement), subject, in certain instances, to the expiration of an applicable cure period. Certain events may trigger an acceleration of repayment of the amounts outstanding under the Loan Agreement as defined in the agreement. The agreement requires us to maintain compliance with certain financial covenants, including a minimum fixed charge coverage ratio and a leverage ratio.

See “Note 6, Long-Term Debt” of our condensed consolidated financial statements in Item 1 of this Quarterly Report on Form 10-Q for detail regarding our financing arrangements.

Outlook

The financial impact of the Company’s recently announced precautionary recall of certain varieties of its Fresh Frozen™ line of frozen vegetables and select varieties of its Jamba “At Home” line of smoothie kits is expected to have a negative impact on the Company’s short-term liquidity.  See the discussion under “Note 10, Subsequent Event” of our condensed consolidated financial statements in Item 1 of this Quarterly Report on Form 10-Q for a detailed discussion regarding the financial impact of the recall.

In order to address any potential liquidity needs, the Company is actively engaged in discussions with U.S. Bank, on behalf of the syndicate of lenders under its Senior Credit Facility, to provide the Company with access to additional liquidity above its current availability (which the Company has full access to) to meet the Company’s short-term capital requirements.  The Company has engaged a leading financial advisor to assist the Company in exploring longer term solutions to its capital requirements, as well as assist the Company in its negotiations with U.S. Bank.  No assurance can be given that the Company’s discussions with U.S. Bank will be successful.  If such discussions are not successful, the Company will seek capital from other sources.  If the Company is unable to timely secure alternative sources of financing, this result would have a material adverse effect on our business, financial condition and results of operations.

Our anticipated capital expenditures for 2015 are projected to be $6-8 million, which represents a decrease from $12.9 million disclosed in our prior filings, funded through working capital and various purchase or leasing arrangements.  Our plans are not expected to materially affect our financial ratios or liquidity.  In connection with the implementation of our business strategy, we may incur operating losses in the future and may require future debt or equity financings (particularly in connection with future strategic acquisitions, new brand introductions or capital expenditures).  Expenditures relating to acquisition-related integration costs, market and territory expansion and new product development and introduction may adversely affect promotional and operating expenses and consequently may adversely affect operating and net income.  These types of expenditures are expensed for accounting purposes as incurred, while revenue generated from the result of such expansion or new products may benefit future periods.  We believe that cash flow from operations, together with additional borrowings under expected new financing arrangements, will enable us to meet our operating cash requirements for the next twelve months.  As noted above, there can be no assurance that the Company will be successful in securing additional sources of financing.  Our operating cash flow assumptions are based on current operating plans and certain assumptions, including those relating to our future revenue levels and expenditures, industry and general economic conditions and other conditions.  For instance, if current general economic conditions continue or worsen, we believe that our sales forecasts may prove to be less reliable than they have been in the past, as consumers may change their buying habits with respect to snack food products.  Unexpected price increases for commodities used in our snack products, adverse weather conditions affecting our Rader Farms crop yield, or additional product recalls could also impact our financial condition.  If any of these factors change, we may require future debt or equity financings to meet our business requirements.  Any required financings may not be available or, if available, may not be on terms attractive to us.

Interest Rate Swaps

See “Note 6, Long-Term Debt” to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for detail regarding our interest rate swaps.

Contractual Obligations

Other than the change in our facility lease commitments reflected below, there have been no material changes in our reported contractual obligations, as described under “Contractual Obligations” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 27, 2014.

In January 2015, we entered into a 63-month operating lease arrangement for approximately 67,000 square feet of warehouse space in Tolleson, Arizona.  The facility will primarily support our snack products segment and will increase our capacity from that which is currently available at our Goodyear, Arizona facility.  The lease agreement contains escalating base rent payment terms ranging from approximately $26,000 to $29,000 per month over the term of the lease.

Non-GAAP Data and Reconciliations

Under the headings “Gross Profit” and “Selling, General and Administrative Expenses”, we reported gross profit and selling, general and administrative expenses exclusive of product recall costs, respectively.  Gross profit and selling, general and administrative expenses exclusive of product recall costs are non-GAAP measures and exclude the impacts of the product recall.  We reported gross profit and selling, general and administrative expenses exclusive of product recall costs because we believe they provide useful information regarding the Company’s normal operating results and allow for better comparability with prior period operating results.  Nevertheless, amounts reported for gross profit and selling, general and administrative expenses exclusive of product recall costs have certain limitations as analytical tools and should not be used as substitutes for gross profit and selling, general and administrative expenses prepared in accordance with GAAP.

A reconciliation of gross profit exclusive of recall costs to gross profit, the most directly comparable GAAP measure, is as follows (in thousands):

Quarter Ended March 28, 2015
Gross profit excluding product recall costs	$11,560
Write-down of inventory on hand	(4,881)
Estimated other costs related to the product recall, including product expected to be returned	(10,379)
Gross profit	$(3,700)

A reconciliation of selling, general and administrative expenses exclusive of recall costs to selling, general and administrative expenses, the most directly comparable GAAP measure, is as follows (in thousands):

Quarter Ended March 28, 2015
Selling, general and administrative expenses, excluding product recall costs	$8,919
Increase in accounts receivable reserves	233
Selling, general and administrative expenses	$9,152

Critical Accounting Policies and Estimates

There have been no significant changes to our critical accounting policies and estimates since the filing of our Annual Report on Form 10-K for the year ended December 27, 2014.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

There have been no material changes in our reported market risks, as described in “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 27, 2014.

Item 4.  Controls and Procedures.

As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective for the purpose of providing reasonable assurance that the information required to be disclosed in the reports we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

During the fiscal quarter ended March 28, 2015, there were no changes to the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.              Legal Proceedings.

For a discussion of legal proceedings, see “Note 7, Commitments and Contingencies-Legal Proceedings” to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 1A.     Risk Factors.

The following risk factor has been added to address our voluntary product recall and is a supplement to the risk factors previously disclosed in our Annual Report on Form 10-K for fiscal 2014 filed with the SEC on March 10, 2015.

Risks Related to Our Business and Industry

Our precautionary voluntary recall of certain varieties of our Fresh Frozen™ line of frozen vegetables, as well as select varieties of our Jamba “At Home” line of smoothie kits has affected our first  quarter financial results and will continue to impact our financial results in future quarters.

On April 23, 2015, we initiated a precautionary voluntary recall of certain varieties of our Fresh Frozen™ line of frozen vegetables, as well as select varieties of our Jamba “At Home” line of smoothie kits. We have accounted for the voluntary recall primarily as additional cost of revenues to reflect the write-down of approximately $4.9 million of inventory on hand and a provision of approximately $10.4 million for additional costs estimated to be incurred related to the recall, including product expected to be returned from customers and consumers; and additional selling, general & administrative costs of approximately $0.2 million to record additional accounts receivable reserves.  In addition, we have recorded a $9.3 million impairment charge to write-off the carrying value of the Fresh Frozen customer relationships intangible asset. Certain of these accounting charges are based on our best estimates and may be subject to change as we move forward in completing the voluntary recall.  We will also incur additional costs in future quarters. While we expect to recover a portion of the charges for costs related to the voluntary recall in future quarters through our existing recall insurance, the amounts we believe we will recover will not cover all costs associated with the voluntary recall.  We anticipate that sales of our Fresh Frozen line of frozen vegetables and select varieties of our Jamba “At Home” line of smoothie kits will be reduced in the second quarter ending June 27, 2015 and possibly future quarters, as compared to our original expectations for such product lines. Additionally, we may find it challenging to re-establish strong growth in product sales for these products for a period of time following the voluntary recall. Further, while there have been no illnesses or injuries reported to date, the occurrence of any illnesses or injuries could have serious consequences on our product sales and sales of our other products, our brand and reputation, any of which could harm our business.

Item 2.              Unregistered Sales of Equity Securities and Use of Proceeds.

The following table contains information for shares repurchased during the quarter ended March 28, 2015.

Fiscal period	Total number of shares purchased(1)	Average price per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
December 28, 2014 — January 31, 2015	—	$—	—	$—
February 1, 2015 — February 28, 2015	—	$—	—	$—
March 1, 2015 — March 28, 2015	29,569	$10.52	—	$—
Total	29,569	$10.52	—	$—

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

Dated:	May 7, 2015	INVENTURE FOODS, INC.

		By:	/s/ Steve Weinberger
Steve Weinberger
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)