Form 10-Q
period 2015-06-27
INVENTURE FOODS, INC.
filed 2015-08-06
CIK 944508

UNITED STATES SECURITIES AND EXCHANGE
COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 27, 2015

or

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

As of August 3, 2015, the total number of shares outstanding of the registrant’s common stock was 19,583,552 shares.

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

Forward-looking statements are neither historical facts nor assurances of future performance.  Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to certain risks and uncertainties, including, without limitation, general economic conditions, increases in cost or availability of ingredients, packaging, energy and employees, price competition and industry consolidation, ability to execute strategic initiatives, product recalls or safety concerns, disruptions of supply chain or information technology systems, customer acceptance of new products and changes in consumer preferences, food industry and regulatory factors, interest rate risks, dependence upon major customers, dependence upon existing and future license agreements, the possibility that we will need additional financing due to current and future operating losses or in order to implement the Company’s business strategy, acquisition and divestiture-related risks, volatility of the market price of the Company’s common stock, and those other risks and uncertainties discussed herein, that could cause actual results to differ materially from historical results or those anticipated.  In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this Quarterly Report on Form 10-Q will in fact transpire or prove to be accurate.  Readers are cautioned to consider the specific risk factors described herein and in “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 27, 2014 and any subsequent Form 10-Q, and not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof.

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

PART I.        FINANCIAL INFORMATION

Item 1.                                                         Financial Statements

INVENTURE FOODS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per-share data)

(unaudited)

	June 27,	December 27,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$675	$495
Accounts receivable, net of allowance for doubtful accounts of $141 and $106 at June 27, 2015 and December 27, 2014, respectively	24,931	22,420
Inventories	72,100	65,216
Deferred income tax asset	1,224	1,228
Other current assets	13,879	1,220
Total current assets	112,809	90,579

Property and equipment, net of accumulated depreciation of $43,553 and $40,179 at June 27, 2015 and December 27, 2014, respectively	58,479	55,200
Goodwill	23,286	23,286
Trademarks and other intangibles, net	14,883	24,543
Other assets	1,872	1,702
Total assets	$211,329	$195,310

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$32,846	$15,533
Accrued liabilities	21,254	12,978
Current portion of long-term debt	13,521	7,041
Total current liabilities	67,621	35,552

Long-term debt, less current portion	55,312	59,218
Line of credit	23,163	18,802
Deferred income tax liability	6,892	6,869
Interest rate swaps	281	349
Other liabilities	2,185	2,554
Total liabilities	155,454	123,344

Commitments and contingencies (Note 8)

Stockholders’ equity:
Common stock, $.01 par value; 50,000 shares authorized; 19,952 and 19,961 shares issued and outstanding at June 27, 2015 and December 27, 2014, respectively	200	200
Additional paid-in capital	33,553	33,100
Accumulated other comprehensive loss	(92)	(134)
Retained earnings	22,685	39,271
	56,346	72,437
Less: treasury stock, at cost: 368 shares at June 27, 2015 and December 27, 2014	(471)	(471)
Total stockholders’ equity	55,875	71,966
Total liabilities and stockholders’ equity	$211,329	$195,310

See accompanying notes to condensed consolidated financial statements (unaudited).

INVENTURE FOODS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per-share data)

(unaudited)

	Quarters Ended		Six Months Ended
	June 27,	June 28,	June 27,	June 28,
	2015	2014	2015	2014
Net revenues	$66,422	$71,852	$144,029	$139,361
Cost of revenues	58,397	58,396	139,704	114,342
Gross profit	8,025	13,456	4,325	25,019
Selling, general and administrative expenses	10,217	9,024	19,369	17,422
Impairment of intangible asset	—	—	9,277	—
Operating income (loss)	(2,192)	4,432	(24,321)	7,597
Interest expense, net	928	584	1,658	1,254
Income (loss) before income taxes	(3,120)	3,848	(25,979)	6,343
Income tax benefit (expense)	1,169	(1,376)	9,393	(2,274)
Net income (loss)	$(1,951)	$2,472	$(16,586)	$4,069

Earnings (loss) per common share:
Basic	$(0.10)	$0.13	$(0.85)	$0.21
Diluted	$(0.10)	$0.12	$(0.85)	$0.20

Weighted average number of common shares:
Basic	19,566	19,468	19,574	19,453
Diluted	19,566	19,960	19,574	19,942

See accompanying notes to condensed consolidated financial statements (unaudited).

INVENTURE FOODS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	Quarters Ended		Six Months Ended
	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014
Net income (loss)	$(1,951)	$2,472	$(16,586)	$4,069
Change in fair value of interest rate swaps, net of tax	27	18	42	46
Comprehensive income (loss)	$(1,924)	$2,490	$(16,544)	$4,115

See accompanying notes to condensed consolidated financial statements (unaudited).

INVENTURE FOODS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended
	June 27, 2015	June 28, 2014
Cash flows from operating activities:
Net income (loss)	$(16,586)	$4,069
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation	3,405	3,321
Amortization	383	602
Provision for remaining product recall costs	7,137	—
Impairment of intangible asset	9,277	—
Provision for bad debts	187	14
Deferred income taxes	(8,827)	327
Excess income tax benefit from exercise of stock options	(42)	(297)
Share-based compensation expense	760	745
(Gain) loss on disposition of equipment	(14)	124
Contingent consideration revaluation	—	(516)
Change assets and liabilities, net of effects from acquisitions:
Accounts receivable	(2,697)	1,790
Inventories	(7,476)	(6,669)
Other assets and liabilities	(3,221)	(1,044)
Accounts payable and accrued liabilities	17,099	623
Net cash (used in) provided by operating activities	(615)	3,089

Cash flows from investing activities:
Purchase of equipment	(5,304)	(9,259)
Proceeds from the sale of property and equipment	19	—
Payment of contingent consideration for Willamette Valley Fruit Company	(230)	(1,250)
Payment of contingent consideration for Sin In A Tin	(2)	—
Net cash used in investing activities	(5,517)	(10,509)

Cash flows from financing activities:
Net borrowings on line of credit	4,361	10,202
Proceeds from issuance of common stock under equity award plans	—	136
Payments made on capital lease obligations	(253)	(229)
Borrowings on bridge loan	6,000	—
Payments made on long-term debt	(3,189)	(2,810)
Payment of financing fees	(300)	—
Excess income tax benefit from exercise of stock options	42	297
Payment of payroll taxes on stock-based compensation through shares withheld	(349)	(208)
Net cash provided by financing activities	6,312	7,388
Net increase (decrease) in cash and cash equivalents	180	(32)
Cash and cash equivalents at beginning of period	495	910
Cash and cash equivalents at end of period	$675	$878

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$1,286	$701
Cash paid during the period for income taxes	$1,378	$2,212

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

We specialize in two primary product categories: (1) healthy/natural food products and (2) indulgent specialty snack products. We sell our products nationally through a number of channels including: grocery, natural, mass merchandisers, drug, club, value, vending, food service, convenience stores, industrial and international.  Our goal is to have a diversified portfolio of brands, products, customers and distribution channels.

In our healthy/natural food category, products include Rader Farms® frozen berries, Boulder Canyon® brand kettle cooked potato chips and other snack and food items, Willamette Valley Fruit Company brand frozen berries, Fresh Frozen brand frozen vegetables, fruits, biscuits and other frozen snacks, Jamba® branded blend-and-serve smoothie kits under license from Jamba Juice Company, Seattle’s Best Coffee® Frozen Coffee Blends branded blend-and-serve frozen coffee beverage under license from Seattle’s Best Coffee, LLC and private label frozen fruit and healthy/natural snacks. In our indulgent specialty snack food category, products include T.G.I. Friday’s® brand snacks under license from T.G.I. Friday’s Inc. (“T.G.I. Friday’s”), Nathan’s Famous® brand snack products under license from Nathan’s Famous Corporation, Vidalia® brand snack products under license from Vidalia Brands, Inc., Poore Brothers® kettle cooked potato chips, Bob’s Texas Style® kettle cooked chips, Tato Skins® brand potato snacks, and Sin In A Tin® chocolate pate and other frozen desserts. We also manufacture private label snacks for certain grocery retail chains and co-pack products for other snack and cereal manufacturers.

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

We operate manufacturing facilities in eight locations.  Our frozen berry products are processed in Lynden, Washington, Jefferson, Georgia, and two facilities in Salem, Oregon.  Our frozen berry business grows, processes and markets premium berry blends, raspberries, blueberries and rhubarb and purchases blackberries, cherries, cranberries, strawberries and other fruits from a select network of fruit growers for resale.  The fruit is processed, frozen and packaged for sale and distribution to wholesale customers.  Our frozen vegetable products are processed in Jefferson and Thomasville, Georgia and Salem, Oregon.  Our frozen beverage products are packaged at our Lynden, Washington and Jefferson, Georgia facilities.  We also use third-party processors for certain frozen products and to package certain frozen fruits for other manufacturers.  The products of our frozen desserts business are produced in Pensacola, Florida.  Our snack products are manufactured at our Goodyear, Arizona and Bluffton, Indiana facilities, as well as select third-party co-packers for certain products.

On April 23, 2015, we announced a voluntary product recall of certain varieties of the Company’s Fresh FrozenTM line of frozen vegetables, fruits, biscuits and other frozen snacks, as well as select varieties of our Jamba® “At Home” line of smoothie kits because the Jefferson, Georgia facility tested positive for Listeria monocytogenes.  For discussion of this product recall, refer to “Note 2, Product Recall”.

Our fiscal year ends on the last Saturday occurring in the month of December of each calendar year.  Accordingly, the second quarter of 2015 commenced March 29, 2015 and ended June 27, 2015.

Basis of Presentation

The consolidated financial statements for the quarter ended June 27, 2015 are unaudited and include the accounts of Inventure Foods and all of our wholly owned subsidiaries. All significant intercompany amounts and transactions have been eliminated. The consolidated financial statements, including the December 27, 2014 consolidated balance sheet data which was derived from audited financial statements, have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all the information and footnotes required by accounting principles generally accepted in the United States of America (“U.S. GAAP”).  In the opinion of management, the condensed consolidated financial statements include

INVENTURE FOODS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

all adjustments, consisting only of normal recurring adjustments, necessary in order to make the consolidated financial statements not misleading. A description of our accounting policies and other financial information is included in the audited financial statements filed with our Annual Report on Form 10-K for the fiscal year ended December 27, 2014. The results of operations for the quarter ended June 27, 2015 are not necessarily indicative of the results expected for the full year.

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

Level 2                  Quoted prices in markets that are not considered to be active or financial instruments without quoted market prices, but for which all significant inputs are observable, either directly or indirectly; and

Level 3                  Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.

A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.

At June 27, 2015 and December 27, 2014, the carrying value of cash, accounts receivable, accounts payable and accrued liabilities approximate fair values since they are short term in nature.  The carrying value of the long-term debt approximates fair value based on the borrowing rates currently available to us for long-term borrowings with similar terms.  The following table summarizes the valuation of our assets and liabilities measured at fair value on a recurring basis (in thousands) at the respective dates set forth below:

		June 27, 2015			December 27, 2014
Balance Sheet Classification		Interest Rate Swaps	Non-qualified Deferred Compensation Plan Investments	Earn-out Contingent Consideration Obligation	Interest Rate Swaps	Non-qualified Deferred Compensation Plan Investments	Earn-out Contingent Consideration Obligation
Other assets	Level 1	$—	$529	$—	$—	$697	$—
Interest rate swaps	Level 2	(281)	—	—	(349)	—	—
Accrued liabilities	Level 3	—	—	(244)	—	—	(246)
Other liabilities	Level 3	—	—	(1,372)	—	—	(1,602)
		$(281)	$529	$(1,616)	$(349)	$697	$(1,848)

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

INVENTURE FOODS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

A summary of the activity of the fair value of the measurements using unobservable inputs (Level 3 Liabilities) for the six months ended June 27, 2015, is as follows (in thousands):

Level 3
Balance at December 27, 2014	$1,848
Earn-out compensation paid for Willamette Valley Fruit Company	(230)
Earn-out compensation paid for Sin In A Tin	(2)
Balance at June 27, 2015	$1,616

Earnings Per Common Share

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

For the quarter and six months ended June 27, 2015, diluted loss per share is the same as basic loss per share as the inclusion of potentially issuable common stock would be antidilutive.  For the quarter and six months ended June 28, 2014, respectively, options to purchase 11,921 and 5,960 shares of our common stock were excluded from the computation of diluted earnings per share.  These exclusions were made because the options’ exercise prices were greater than the average market price of our common stock for those periods.  Exercises of outstanding stock options are assumed to occur for purposes of calculating diluted earnings per share for periods in which their effect would not be anti-dilutive.

Earnings (loss) per common share was computed as follows for the quarters and six months ended June 27, 2015 and June 28, 2014 (in thousands, except per share data):

	Quarters Ended		Six Months Ended
	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014
Basic Earnings (Loss) Per Share:
Net income (loss)	$(1,951)	$2,472	$(16,586)	$4,069
Weighted average number of common shares	19,566	19,468	19,574	19,453
Earnings (loss) per common share	$(0.10)	$0.13	$(0.85)	$0.21

Diluted Earnings (Loss) Per Share:
Net income (loss)	$(1,951)	$2,472	$(16,586)	$4,069
Weighted average number of common shares	19,566	19,468	19,574	19,453
Incremental shares from assumed conversions of stock options and non-vested shares of restricted stock	—	492	—	489
Adjusted weighted average number of common shares	19,566	19,960	19,574	19,942
Earnings (loss) per common share	$(0.10)	$0.12	$(0.85)	$0.20

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

Compensation costs related to all stock-based payment arrangements, including employee stock options, are recognized in the financial statements based on the fair value method of accounting.  Excess tax benefits related to stock-based payment arrangements are classified as cash inflows from financing activities and cash outflows from operating activities.  See “Note 10. Stockholders’ Equity” for additional information.

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

In May 2014, the FASB issued new accounting guidance related to revenue recognition.  This new standard will replace all current U.S. GAAP guidance on this topic and eliminate all industry-specific guidance.  The new revenue recognition standard provides a unified model to determine when and how revenue is recognized.  The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services.  This guidance was scheduled to be effective at the beginning of our 2017 fiscal year and can be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption.  However, on July 9, 2015, the FASB approved a proposal to defer the effective date of the new revenue standard by one year, but will permit entities to adopt one year earlier if they choose (i.e., the original effective date).  The deferral results in the new revenue standard being effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2017.  We continue to evaluate the impact, if any, of adopting this new accounting standard on our financial statements.

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

In April 2015, the FASB issued an ASU to simplify the presentation of debt issuance costs. The ASU requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. Early adoption is permitted.  Entities should apply the new guidance on a retrospective basis. The Company plans to adopt the updated standard in the first quarter of 2016. The Company is currently evaluating the impact that implementing this ASU will have on its financial statements and disclosures.

The Company does not expect the adoption of this guidance to have a significant impact on its financial statements.

INVENTURE FOODS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

2.                                      Product Recall

On April 23, 2015, we announced a voluntary product recall of certain varieties of the Company’s Fresh FrozenTM line of frozen vegetables, as well as select varieties of our Jamba® “At Home” line of smoothie kits because the Jefferson, Georgia facility tested positive for Listeria monocytogenes.  The impacts recorded in our consolidated statement of operations attributable to the recall for the quarter and six months ended June 27, 2015 are summarized as follows (in thousands):

	Quarter Ended June 27, 2015	Six Months Ended June 27, 2015
Net revenues	$—	$—
Cost of revenues (1)	1,127	16,387
Gross profit	(1,127)	(16,387)
Operating expenses:
Selling, general & administrative expenses (2)	1,267	1,500
Impairment of intangible asset (3)	—	9,277
Operating loss	(2,394)	(27,164)
Interest expense	—	—
Loss before income taxes	(2,394)	(27,164)
Income tax benefit	897	9,812
Net loss	$(1,497)	$(17,352)

(1)         Additional cost of revenues represents the provision for the write-down of inventory on hand and for additional costs estimated to be incurred related to the recall, including product expected to be returned from customers and consumers.  During the quarter and six months ended June 27, 2015, the Company incurred approximately $1.1 million of incremental production costs as a result of utilizing co-packers.  Through June 27, 2015, the Company has applied approximately $8.2 million of actual charges against the $15.3 million initially recorded in the first quarter of 2015, resulting in a remaining balance for estimated recall costs of $7.1 million as of June 27, 2015.

(2)         Additional selling, general & administrative costs consists of approximately $1.5 million of professional fees associated with the recall and $0.2 million to record additional accounts receivable reserves which was recorded in the first quarter but reversed in the second quarter.

(3)         Amount reflects a $9.3 million impairment charge recorded to write-off the carrying value of the Fresh Frozen customer relationships intangible asset.

We expect there will be additional costs related to this recall recorded in subsequent quarterly periods. To the extent that the Company is able to recover losses related to the recall through its insurance policies, such charges will be reversed in the period in which such recovery is determined to be probable, or in the period that the claim is resolved, depending upon the nature of the applicable loss; however, we can provide no assurance as to the likelihood, extent (if any) or timing of any such recovery.  Additionally, while it is too soon to reliably estimate the impact of this recall on the Company’s future sales of the Fresh FrozenTM brand and the Jamba® “At Home” line of smoothie kits, net revenues of the frozen vegetable products affected by the recall declined in the second fiscal quarter of 2015 compared to prior periods and are expected to be negatively impacted in subsequent quarterly periods.

Additional details of the recall, including a listing of the specific products affected, are available on the Company’s website at www.inventurefoods.com/information/frozenrecall.

3.                                      Acquisitions

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

INVENTURE FOODS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

4.                                      Inventories

Inventories consisted of the following as of June 27, 2015 and December 27, 2014 (in thousands):

	June 27,	December 27,
	2015	2014
Finished goods	$25,965	$28,651
Raw materials	46,135	36,565
	$72,100	$65,216

5.                                      Goodwill, Trademarks and Other Intangibles

Goodwill, trademarks and other intangibles, net, consisted of the following as of June 27, 2015 and December 27, 2014 (in thousands):

	Estimated Useful Life	June 27, 2015	December 27, 2014
Goodwill:
Inventure Foods		$5,986	$5,986
Rader Farms		5,630	5,630
Willamette Valley Fruit Company		3,147	3,147
Fresh Frozen Foods		8,301	8,301
Sin In A Tin		222	222
Total Goodwill		$23,286	$23,286

Trademarks:
Inventure Foods		$896	$896
Rader Farms		1,070	1,070
Willamette Valley Fruit Company		740	740
Fresh Frozen Foods		9,475	9,475
Sin In A Tin		123	123

Other intangibles:
Rader Farms - Customer relationship, gross carrying amount	10 years	100	100
Rader Farms - Customer relationship, accum. amortization		(81)	(76)
Willamette Valley Fruit Company - Customer relationship, gross carrying amount	10 years	3,200	3,200
Willamette Valley Fruit Company - Customer relationship, accum. amortization		(640)	(480)
Fresh Frozen Foods - Customer relationship, gross carrying amount	12 years	—	10,487
Fresh Frozen Foods - Customer relationship, accum. amortization		—	(992)
Total trademarks and other intangibles, net		$14,883	$24,543

Our amortization expense related to these intangibles was $82,000 and $301,000 for the quarters ended June 27, 2015 and June 28, 2014, respectively.  For the six months ended June 27, 2015 and June 28, 2014, amortization expense totaled $383,000 and $602,000, respectively.  The trademarks are deemed to have an indefinite useful life because they are expected to generate cash flows indefinitely.

Goodwill and trademarks are reviewed for impairment annually in the fourth fiscal quarter, or more frequently if impairment indicators arise.  As a result of the product recall (see “Note 2. Product Recall”), the Company reviewed the Fresh Frozen Foods goodwill and intangible assets for impairment.  Our analysis included a review of the forecasted future cash flows of the Fresh Frozen business, including the estimated cash outflows directly related to the product recall.  Based on our review, we concluded that the intangible asset related to the acquired customer relationships of Fresh Frozen Foods was fully impaired.  Accordingly, the Company recorded an intangible asset impairment charge of $9.3 million during the six months ended June 27, 2015, which represented the unamortized balance of the related intangible asset.  We believe the carrying values of our remaining goodwill and intangible assets are appropriate as of June 27, 2015.

INVENTURE FOODS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

6.                                      Accrued Liabilities

Accrued liabilities consisted of the following as of June 27, 2015 and December 27, 2014 (in thousands):

	June 27, 2015	December 27, 2014
Accrued payroll and payroll taxes	$1,839	$2,365
Accrued royalties and commissions	1,019	1,048
Accrued advertising and promotion	624	351
Accrued berry purchase payments	2,704	4,127
Accrued product recall warranty (see Note 2)	6,546	—
Accrued other	8,522	5,087
	$21,254	$12,978

7.                                      Long-Term Debt

Long-term debt consisted of the following as of June 27, 2015 and December 27, 2014 (in thousands):

	June 27, 2015	December 27, 2014
Senior secured term loan due quarterly through November 2018	$52,350	$54,900
Bridge loan, due November 2015	6,000	—
Equipment term loan B due monthly through September 2020	1,174	1,278
Equipment term loan, Rader Farms, due monthly through August 2019	2,222	2,428
Equipment term loan, Willamette Valley Fruit Company, due monthly through August 2019	1,649	1,802
Bluffton, IN mortgage loan due monthly through December 2016	1,778	1,825
Lynden, WA real estate term loan due monthly through July 2017	2,437	2,565
Capital lease obligations, primarily due September 2017	1,223	1,461
	68,833	66,259
Less current portion of long-term debt	(13,521)	(7,041)
Long-term debt, less current portion	$55,312	$59,218

On November 8, 2013, we entered into a $60.0 million senior secured term loan and a $30.0 million senior secured revolving line of credit with a syndicate of lenders led by U.S. Bank National Association (“U.S. Bank”), pursuant to a Credit Agreement, a Security Agreement and certain other customary ancillary agreements (the “Senior Credit Facility”).  To facilitate the Senior Credit Facility, the Company and its wholly owned subsidiaries entered into a Letter Amendment Agreement, dated as of November 8, 2013, with U.S. Bank (the “Letter Amendment”).  The Letter Amendment reconciled the terms of the Senior Credit Facility with the terms of the Loan and Security Agreement and that certain Loan Agreement (term loan), dated as of November 30, 2006, by and between the Company’s wholly owned subsidiary, La Cometa Properties, Inc., and U.S. Bank.

The borrowing capacity available to us under the Senior Credit Facility consists of notes representing:

•                  A revolving line of credit up to $30.0 million, maturing on November 8, 2018.  At June 27, 2015, $23.2 million was outstanding and $6.8 million was available under the line of credit.  All borrowings under the revolving line of credit bear interest at either (i) the prime rate of interest announced by U.S. Bank from time to time or (ii) LIBOR, plus the LIBOR Rate Margin (as defined in the revolving credit facility note) as adjusted.

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

INVENTURE FOODS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

The Senior Credit Facility maintained the terms and borrowing capacity of the prior agreement with respect to the following:

•                  Bluffton, Indiana mortgage loan due December 2016; interest rate at 30 day LIBOR plus 165 basis points, fixed through a swap agreement to 6.85%; secured by land and a building in Bluffton, Indiana.

•                  Lynden, Washington real estate term loan due July 2017; interest at LIBOR plus 165 basis points; fixed through a swap agreement to 4.28%; secured by a leasehold interest in the real property in Lynden, Washington.

As is customary in such financings, U.S. Bank, on behalf of a syndicate of lenders, may terminate the syndicate’s commitments, accelerate the repayment of amounts outstanding and exercise other remedies upon the occurrence of an event of default (as defined in the Senior Credit Facility), subject, in certain instances, to the expiration of an applicable cure period.  The Senior Credit Facility requires us to maintain compliance with certain financial covenants, including a minimum fixed charge coverage ratio, a leverage ratio and current ratio.

On June 10, 2015, we entered into Amendment No. 3 to the Credit Agreement dated November 8, 2013 (the “Third Amendment”) with a syndicate of lenders led by U.S. Bank. The Third Amendment provided for two incremental term loans under the Credit Agreement in an aggregate principal amount of up $12.0 million (the “First Bridge Loan”).  The first incremental term loan of $6.0 million was received by the Company June 10, 2015 and the second incremental term loan of $6.0 million was received by the Company July 1, 2015.

On July 27, 2015, we entered in to Amendment No. 4 to the Credit Agreement dated November 8, 2013 (the “Fourth Amendment”) with a syndicate of lenders led by U.S. Bank. The Fourth Amendment provides for two incremental term loans under the Credit Agreement in the aggregate principal amount of up to $15.0 million (the “Second Bridge Loan” and collectively with the First Bridge Loan, the “Bridge Loans”), with the first incremental term loan of $10.0 million being received July 27, 2015 and the second incremental term loan in the amount of $5.0 million to be received by August 31, 2015.  The Fourth Amendment amends certain aspects of the Third Amendment.  The Bridge Loans have a maturity date of November 30, 2015. The First Bridge Loan bears interest at a rate per annum equal to the sum of (i) the quotient of (a) the Eurodollar Base Rate (as defined in the Credit Agreement) applicable to the relevant Interest Period (as defined in the Credit Agreement) divided by (b) one minus the Reserve Requirement (expressed as a decimal) (as defined in the Credit Agreement) applicable to such Interest Period, plus (ii) 6.00% per annum. The Second Bridge Loan bears interest at a rate per annum equal to the sum of (i) the quotient of (a) the Eurodollar Base Rate applicable to the relevant Interest Period divided by (b) one minus the Reserve Requirement (expressed as a decimal) applicable to such Interest Period, plus (ii) 8.00% per annum.  The proceeds from the Bridge Loans will be used for working capital needs, primarily related to the Company’s recent precautionary recall of certain products related to its Jefferson, Georgia facility (see “Note 2. Product Recall”), and other general corporate purposes.  Any amounts repaid or prepaid in respect of the Bridge Loans may not be reborrowed.  At June 27, 2015, we were in compliance with all of the financial covenants.

In August 2014, we entered into two separate equipment term loans with Banc of America Leasing & Capital LLC; one for $2.6 million to finance equipment to be used at the Company’s Rader Farms facility, and the other for $1.9 million to finance equipment to be used at the Company’s subsidiary, Willamette Valley Fruit Company.  Both of these equipment term loans accrue interest at a rate of 2.35% and will be repaid over 60 recurring monthly payments that commenced on September 15, 2014.

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

We entered into an interest rate swap in 2006 to convert the interest rate of the mortgage to purchase the Bluffton, Indiana facility from the contractual rate of 30 day LIBOR plus 165 basis points to a fixed rate of 6.85%.  The swap has a fixed pay-rate of 6.85% and a notional value of approximately $1.8 million at each of June 27, 2015 and December 27, 2014, and expires in December 2016.  We evaluate the effectiveness of the hedge on a quarterly basis and, at June 27, 2015, the hedge is highly effective.  The interest rate swap had a fair value of approximately $120,000 and $155,000 at June 27, 2015 and December 27, 2014, respectively, which were recorded as a liability on the accompanying consolidated balance sheets.  The swap value was determined in accordance with the fair value measurement guidance discussed earlier using Level 2 observable inputs and approximates the loss that would have been realized if the contract had been settled at the end of the fiscal period.

INVENTURE FOODS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

We entered into another interest rate swap in January 2008 to effectively convert the interest rate on the real estate term loan to a fixed rate of 4.28%.  The interest rate swap is structured with decreasing notional values to match the expected pay down of the debt.  The notional value of the swap was $2.4 million and $2.6 million at June 27, 2015 and December 27, 2014, respectively.  The interest rate swap is accounted for as a cash flow hedge derivative and expires in July 2017.  The interest rate swap had fair value of approximately $161,000 and $194,000 at June 27, 2015 and December 27, 2014, respectively, which were recorded as a liability on the accompanying consolidated balance sheets.  This value was determined in accordance with the fair value measurement guidance discussed earlier using Level 2 observable inputs and approximates the loss that would have been realized if the contract had been settled at the end of the fiscal period.

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

On June 28, 2013, a class action complaint against Jamba Juice and the Company, captioned Lilly v. Jamba Juice Company et al (the “Lilly Matter”), was filed in the Federal Court for the Northern District of California.  The plaintiff purports to represent a class of individuals who purchased make-at-home smoothie kits from Jamba Juice, and alleges that such smoothie kits contain unnaturally processed, synthetic and/or non-natural ingredients and that use of the words “all natural” on the labels of these smoothie kits is unfair and fraudulent and violates various false advertising and unfair competition laws.  The plaintiff also alleges that the smoothie kits contain two additional allegedly non-natural ingredients.  The Company asserted its belief that the “all natural” statement on the smoothie kits was not misleading and was in full compliance with U.S. Food and Drug Administration guidelines.  On September 17, 2013, we filed a motion to dismiss, seeking to dismiss plaintiffs’ claims as to gelatin and the Orange Dream Machine smoothie kit.  Our motion was denied in November 2013.  On February 3, 2014, the plaintiffs filed a motion to certify a class of all persons in California who bought certain Jamba Juice smoothie kits.  On September 18, 2014, the court issued an order granting class certification solely for purposes of determining liability and denying certification for purposes of damages.  The court requested further briefing on the question of whether it has jurisdiction to certify a class for purposes of granting injunctive relief.  Following mediation, the basic terms of a proposed class settlement were reached.  The parties signed a definitive agreement that was filed with the court for approval on December 1, 2014.  Subsequently, the court approved the settlement, the terms of which required the Company to (i) remove the “all natural” designation on the labels of the challenged products and (ii) pay $5,000 to each of the two individual plaintiffs and $425,000 to plaintiffs’ counsel for fees and costs.  The Company would pay no damages to class members, although there is no release by class members of any individual damage claims they might have related to the Lilly Matter.  The Company has complied with the requirements of the settlement and the case has been dismissed.

On February 26, 2015, the Company received a demand letter from counsel in California purporting to represent plaintiff, Maria Ghermezian and other California consumers.  The letter alleges that the Company’s use of the words “all natural” to describe certain kettle cooked potato chips is misleading and deceptive to consumers and violates the California Consumer Legal Remedies Act.  The demand letter seeks changes to the Company’s advertising of the products, a recall of the products, and restitution.  Numerous “all natural” lawsuits have been brought against various food manufacturers and distributors in California over the past several years, including the Company.  In July 2015, the matter was resolved to the satisfaction of the parties.

INVENTURE FOODS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

9.                                      Business Segments

Our operations consist of two reportable segments: (1) frozen products and (2) snack products.  The frozen products segment produces frozen fruits, vegetables, beverages, desserts, biscuits and other frozen snacks for sale primarily to groceries, club stores, mass merchandisers and industrial customers.  The snack products segment produces potato chips, kettle chips, potato crisps, potato skins, pellet snacks, sheeted dough products, cereal and extruded products for sale primarily to snack food distributors and retailers.  Our reportable segments offer different products and services.  The majority of our revenues are attributable to external customers in the United States.  We also sell to external customers internationally; however, the revenues attributable to such customers are immaterial.  All of our assets are located in the United States.

We do not allocate assets, selling, general and administrative expenses, income taxes or other income and expense to our reportable segments.  The following tables present information about our reportable segments for the quarters and six months ended June 27, 2015 and June 28, 2014 (in thousands):

	Frozen Products	Snack Products	Consolidated
Quarter ended June 27, 2015
Net revenues from external customers	$34,900	$31,522	$66,422
Depreciation and amortization included in segment gross profit	569	601	1,170
Segment gross profit	2,592	5,433	8,025

Quarter ended June 28, 2014
Net revenues from external customers	$44,138	$27,714	$71,852
Depreciation and amortization included in segment gross profit	504	631	1,135
Segment gross profit	7,098	6,358	13,456

Six months ended June 27, 2015
Net revenues from external customers	$86,249	$57,780	$144,029
Depreciation and amortization included in segment gross profit	1,125	1,207	2,332
Segment gross profit	(4,897)	9,222	4,325

Six months ended June 28, 2014
Net revenues from external customers	$87,793	$51,568	$139,361
Depreciation and amortization included in segment gross profit	979	1,208	2,187
Segment gross profit	14,942	10,077	25,019

The following table reconciles reportable segment gross profit to our consolidated income (loss) before income taxes for the quarters and six months ended June 27, 2015 and June 28, 2014 (in thousands):

	Quarters Ended		Six Months Ended
	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014
Segment gross profit	$8,025	$13,456	$4,325	$25,019
Unallocated amounts:
Operating expenses	(10,217)	(9,024)	(28,646)	(17,422)
Interest expense, net	(928)	(584)	(1,658)	(1,254)
Income (loss) before income taxes	$(3,120)	$3,848	$(25,979)	$6,343

10.                               Shareholders’ Equity

The Company’s 2015 Equity Incentive Plan (the “2015 Plan”) was approved at its 2015 Annual Meeting of Stockholders.  The 2015 Plan replaces the Company’s 2005 Equity Incentive Plan (as amended, the “2005 Plan”), which would otherwise terminate automatically on the tenth anniversary of its initial adoption in May 2005.  Under the 2015 Plan, we are authorized to issue up to 1,400,560 shares plus up to 250,000 additional shares subject to any option or other award outstanding under the 2005 Plan that expires or is forfeited for any reason after the date of the 2015 Annual Meeting of

INVENTURE FOODS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

Stockholders.  If any shares of the Company’s common stock subject to awards granted under the 2015 Plan are canceled, those shares will be available for future awards under the 2015 Plan.  Awards granted under the 2015 Plan may include: stock options, stock appreciation rights, restricted stock and stock units, performance shares and units, other stock-based awards and cash-based awards.  The 2015 Plan has a term of ten years.

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

During the three months ended June 27, 2015 and June 28, 2014, the total stock-based compensation expense from restricted common stock recognized in the financial statements was $0.3 million and $0.4 million, respectively.  During the six months ended June 27, 2015 and June 28, 2014, the total stock-based compensation expense from restricted common stock recognized in the financial statements was $0.5 million and $0.5 million, respectively.  There were no stock-based compensation costs capitalized.

The following table summarizes activities related to restricted stock awards for the six months ended June 27, 2015:

	Number	Weighted Average Grant Date Fair Value
Nonvested balance at December 27, 2014	208,600	$7.52
Granted	—	—
Vested and released, including shares withheld to cover taxes	(98,710)	7.08
Forfeited	(21,724)	6.55
Nonvested balance at June 27, 2015	88,166	$8.25

As of June 27, 2015, the total unrecognized costs related to non-vested restricted stock awards was $0.3 million, which is expected to be recognized over a weighted average period of 0.8 years.  This expected compensation expense does not reflect any new awards, or modifications to existing awards, that could occur in the future.

The following table summarizes activities related to restricted stock units for the six months ended June 27, 2015:

	Number	Weighted Average Grant Date Fair Value
Nonvested balance at December 27, 2014	144,929	$13.21
Granted	209,137	9.08
Vested and released	(37,985)	13.21
Forfeited	(5,293)	13.21
Nonvested balance at June 27, 2015	310,788	$10.43

As of June 27, 2015, the total unrecognized costs related to non-vested restricted stock units was $3.0 million, which is expected to be recognized over a weighted average period of 2.6 years.  This expected compensation expense does not reflect any new awards, or modifications to existing awards, that could occur in the future.

INVENTURE FOODS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

Stock Options

Stock-based compensation expense from stock options recognized in the financial statements totaled $0.1 million for the three months ended June 27, 2015 and June 28, 2014, which reduced income from operations accordingly.  During the six months ended June 27, 2015 and June 28, 2014, stock-based compensation expense from stock options totaled $0.2 million and $0.3 million, respectively.  There were no stock-based compensation costs capitalized.

The following table summarizes stock option activity during the six months ended June 27, 2015:

	Options Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value (in-the-money options)	Weighted Average Remaining Contractual Life (in years)
Outstanding at December 27, 2014	732,852	$5.27
Granted	—	$—
Exercised	(13,000)	$3.70
Forfeited or expired	—	$—
Outstanding at June 27, 2015	719,852	$5.30	$3,899,383	6.05

As of June 27, 2015, the total unrecognized costs related to non-vested stock options granted were $0.7 million.  We expect to recognize such costs in the financial statements over a weighted average period of 2.3 years.  This expected compensation expense does not reflect any new awards, or modifications to existing awards, that could occur in the future.

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on our closing stock price of $10.56 as of June 27, 2015, which would have been received by the option holders had all option holders exercised options and sold the underlying shares on that date.  The intrinsic value related to vested stock options outstanding was $3.1 million as of June 27, 2015 based on the exercise price and our closing stock price of $10.56 as of June 27, 2015.

The following table summarizes information about stock options outstanding and exercisable at June 27, 2015:

Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$1.70 - $3.20	182,200	3.5	$1.91	182,200	$1.91
$3.44 - $4.28	182,000	5.5	$3.91	143,500	$3.88
$6.55 - $7.21	301,500	7.4	$6.92	151,600	$6.88
$7.61 - $13.21	54,152	8.8	$12.33	31,152	$12.50
	719,852	6.1	$5.30	508,452	$4.60

INVENTURE FOODS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the other sections of this Quarterly Report on Form Q, and our December 27, 2014 condensed consolidated financial statements and the accompanying notes thereto which are included in our Annual Report on Form 10-K for the fiscal year ended December 27, 2014 filed with the Securities and Exchange Commission on March 10, 2015.  The various sections of this MD&A contain a number of forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risk factors described in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 27, 2014 and in “Part II. Other Information” of our Quarterly Report on Form 10-Q for the quarterly period ended March 28, 2015.  Accordingly, the Company’s actual future results may differ materially from historical results or those currently anticipated.

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

Results of Operations

The following table sets forth for the periods presented certain financial data as a percentage of net sales for the quarter and six months ended June 27, 2015 and June 28, 2014:

	Quarters Ended		Six Months Ended
	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	87.9	81.3	97.0	82.0
Gross profit	12.1	18.7	3.0	18.0
Selling, general and administrative expenses	15.4	12.6	13.4	12.5
Impairment of intangible asset	—	—	6.4	—
Operating income (loss)	(3.3)	6.1	(16.8)	5.5
Interest expense, net	1.4	0.8	1.2	0.9
Income (loss) before income taxes	(4.7)	5.3	(18.0)	4.6
Income tax benefit (expense)	1.8	(1.9)	6.5	(1.6)
Net income (loss)	(2.9)%	3.4%	(11.5)%	3.0%

Our operations consist of two reportable segments:  frozen products and snack products.  The frozen products segment includes frozen fruits, vegetables, beverages, desserts, biscuits and other frozen snacks for sale primarily to groceries, club stores, mass merchandisers and industrial customers.  The snack products segment includes manufactured potato chips, kettle chips, potato crisps, potato skins, pellet snacks, sheeted dough products, cereal and extruded products for sale primarily to snack food distributors and retailers.

Net Revenues.  Consolidated net revenues decreased 7.6% to $66.4 million in the quarter ended June 27, 2015, a decrease of $5.4 million compared to $71.9 million during the quarter ended June 28, 2014.  Net revenues for the six months ended June 27, 2015 increased 3.3% compared to the six months ended June 28, 2014.  Our net revenues by operating segment were as follows (in thousands):

	Quarters Ended			Six Months Ended
	June 27, 2015	June 28, 2014	% Change	June 27, 2015	June 28, 2014	% Change
Frozen	$34,900	$44,138	(20.9)%	$86,249	$87,793	(1.8)%
Snack	31,522	27,714	13.7%	57,780	51,568	12.0%
Consolidated	$66,422	$71,852	(7.6)%	$144,029	$139,361	3.3%

Our frozen products segment net revenues were $34.9 million for the quarter ended June 27, 2015, a decrease of $9.2 million, or 20.9%, compared to $44.1 million for the quarter ended June 28, 2014.  The reduction in net revenues was primarily due to a 58.5% decrease in sales of our Fresh Frozen line of frozen vegetables in connection with the voluntary product recall announced April 23, 2015 which temporarily interrupted sales.  Sales of our Fresh Frozen products resumed at the end of May 2015.  Sales of our Jamba products remained strong and were up 6.9% compared to the prior year period even though they were slightly impacted by the April recall.  Sales of our frozen berries were down 3.9%, primarily as a result of lost distribution of Canadian regions of our largest customer.

During the six months ended June 27, 2015, our frozen products segment net revenues were $86.2 million, down $1.5 million, or 1.8%, compared to $87.8 million for the six months ended June 28, 2014.  This decrease was primarily due to the decrease of 23.4% in sales of our frozen vegetables products as a result of the product recall, partially offset by the positive growth from our frozen berry and frozen beverage products, which increased 8.1% and 11.4%, respectively.

Our snack products segment net revenues were $31.5 million for the quarter ended June 27, 2015, an increase of $3.8 million, or 13.7%, compared to $27.7 million for the quarter ended June 28, 2014.  During the second quarter of 2015, sales of our Boulder Canyon Authentic Foods® branded products increased 26.6% and sales of our private label products increased 48.5%.  These gains were partially offset by a decrease in net revenues from our indulgent products.

During the six months ended June 27, 2015, our snack products segment net revenues were $57.8 million, up $6.2 million, or 12.0%, compared to $51.6 million for the six months ended June 28, 2014.  This increase was primarily attributable to sales of our Boulder Canyon® products, which increased 34.2% during the six months ended June 27, 2015, compared to the six months ended June 28, 2014, and a 39.0% increase in sales of our private label products.  These gains were partially offset by a 41.3% decrease of our co-pack business due to a temporary lag in production as we changed to a new packaging size in the first quarter.

Gross Profit.  Gross profit was $8.0 million for the quarter ended June 27, 2015, compared to $13.5 million for the quarter ended June 28, 2014.  For the six months ended June 27, 2015, gross profit totaled $4.3 million compared to $25.0 million for the six months ended June 28, 2014.  The product recall announced on April 23, 2015 negatively impacted gross profit for the quarter and six months ended June 27, 2015 as a result of the costs of the recall as well as the impact of reduced sales of frozen vegetables while our Jefferson, Georgia facility was temporarily shut down.  For the quarter ended June 27, 2015, gross profit excluding the effects of the recall* totaled $9.2 million, compared to $13.5 million for the quarter ended June 28, 2014.  For the six months ended June 27, 2015, gross profit excluding the effects of the recall* totaled $20.7 million, compared to $25.0 million for the six months ended June 28, 2014.

Our gross profit and gross profit as a percentage of net sales by operating segment were as follows (in thousands):

	Quarters Ended				Six Months Ended
	June 27, 2015	% of Net Revenues	June 28, 2014	% of Net Revenues	June 27, 2015	% of Net Revenues	June 28, 2014	% of Net Revenues
Frozen	$2,592	7.4%	$7,098	16.1%	$(4,897)	(5.7)%	$14,942	17.0%
Snack	5,433	17.2%	6,358	22.9%	9,222	16.0%	10,077	19.5%
Consolidated	$8,025	12.1%	$13,456	18.7%	$4,325	3.0%	$25,019	18.0%

Our frozen segment gross profit for the quarter ended June 28, 2015 decreased $4.5 million, or 63.5%, to $2.6 million compared to $7.1 million for the quarter ended June 28, 2014.  As a result of the product recall which temporarily suspended finished goods production, we utilized a number of co-packers to assist in production of finished product of our Fresh Frozen business.  Excluding the effects of the recall*, gross profit for our frozen segment totaled $3.7 million for the quarter ended June 27, 2015, compared to $7.1 million for the quarter ended June 28, 2014. These increased costs as well as the increased freight impacted the Fresh Frozen business gross margin.  The decrease in gross margin for the frozen division was also impacted by the reduced margin of our frozen berry products because berry prices for the 2014 harvest were higher than previous harvest and we did not have a corresponding increase in sales prices.

For the six months ended June 27, 2015, gross profit for our frozen segment totaled $(4.9) million, compared to gross profit of $14.9 million for the six months ended June 28, 2014.  Excluding the effects of the recall*, gross profit for our frozen segment totaled $11.5 million for the six months ended June 27, 2015, compared to $14.9 million for the six months ended June 28, 2014.  This decrease in gross margin for the frozen products segment, exclusive of the recall*, was primarily due to slotting and tradespend investments incurred for our Fresh Frozen brand and increased freight costs.  The decrease in gross margin for the frozen division was also impacted by the reduced margin of our frozen berry products since berry prices for the 2014 harvest were higher than previous harvest and we did not have a corresponding increase in sales prices.

Our snack products segment gross profit for the quarter ended June 27, 2015 decreased $0.9 million, or 14.5%, to $5.4 million compared to $6.4 million for the quarter ended June 28, 2014.  As a percentage of net revenues, gross margin for the snack products segment decreased 570 basis points to 17.2% for the quarter ended June 27, 2015 from 22.9% for the quarter ended June 28, 2014.  This decrease in gross profit and gross margin percentage was primarily attributable to higher costs resulting from using co-packers to supplement production of our growing kettle chip business.

For the six months ended June 27, 2015, gross profit for our snack products segment decreased $0.9 million, or 8.5%, to $9.2 million, compared to $10.1 million for the six months ended June 28, 2014.  As a percentage of net revenues, gross margin for the snack products segment decreased 350 basis points to 16.0% for the six months ended June 27, 2015 from 19.5% for the six months ended June 28, 2014.  This decrease in gross profit and gross margin percentage was primarily attributable to higher costs resulting from using co-packers to supplement production of our growing kettle chip business and increased freight costs.

*See “Non-GAAP Data and Reconciliations” below for information on the calculation of gross profit exclusive of recall costs.

Selling, General and Administrative Expenses.  Selling, general and administrative (“SG&A”) expenses were $10.2 million for the quarter ended June 27, 2015, compared to $9.0 million during the quarter ended June 28, 2014.  Excluding the effects of the recall**, which primarily reflects incremental professional fees of $1.5 million and a reversal of bad debt reserves of $0.2 million, SG&A expenses were $9.0 million for both the quarters ended June 27, 2015 and June 28, 2014.  Excluding of the effects of the recall**, as a percentage of net revenues, SG&A expenses increased 90 basis points to 13.5% in the quarter ended June 27, 2015, compared to 12.6% during the quarter ended June 28, 2014.

For the six months ended June 27, 2015, SG&A expenses was $19.4 million, compared to $17.4 million during the six months ended June 28, 2014.  Excluding the professional fees associated with the recall** of $1.5 million, SG&A expenses totaled $17.9 million for the six months ended June 27, 2015, compared to $17.4 million during the six months ended June 28, 2014.  As a percentage of net revenues excluding the costs associated with the recall**, SG&A expenses decreased 10 basis points to 12.4% in the six months ended June 28, 2015, compared to 12.5% during the six months ended June 28, 2014.  The increase in SG&A expenses was primarily driven by higher sales and marketing expenses.

**See “Non-GAAP Data and Reconciliations” below for information on the calculation of selling, general and administrative expenses exclusive of recall costs.

Impairment of Intangible Asset.  The $9.3 million impairment charge recorded in the six months ended June 27, 2015 relates to the write-off of the carrying value of the Fresh Frozen customer relationships intangible asset.  For a description of our intangible assets, see “Note 5. Goodwill, Trademarks and Other Intangibles” to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Interest Expense.  Interest expense was $0.9 million for the quarter ended June 27, 2015, compared to $0.6 million for the quarter ended June 28, 2014, increasing primarily as a result of increased borrowings under our revolving line of credit.  For the six months ended June 27, 2015, interest expenses was $1.7 million, compared to $1.3 million during the six months ended June 28, 2014 as a result of higher debt balances.  For a description of our various financing facilities, see “Note 7. Long-Term Debt” to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Income Tax Benefit (Expense).  Income tax benefit was $1.2 million for the quarter ended June 27, 2015, compared to income tax expense of $1.4 million for the quarter ended June 28, 2014.  Our effective tax rate for the second quarter ended June 27, 2015 and June 28, 2014 was 37.5% and 35.8%, respectively.

Income tax benefit was $9.4 million for the six months ended June 27, 2015, compared to income tax expense of $2.3 million for the six months ended June 28, 2014.  Our effective tax rate for the six months ended June 27, 2015 and June 28, 2014 was 36.2% and 35.9%, respectively.  The change in the effective tax rate is primarily due to a decrease in the benefits of domestic production activity deductions and higher state taxes.

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

A reconciliation of gross profit exclusive of recall costs to gross profit, the most directly comparable GAAP measure, is as follows (in thousands):

	Quarter Ended June 27, 2015	Six Months Ended June 27, 2015
Gross profit, excluding product recall costs	$9,152	$20,712
Estimated costs related to the product recall, including product expected to be returned, the write-down of inventory, and incremental co-packing costs	(1,127)	(16,387)
Gross profit	$8,025	$4,325

A reconciliation of selling, general and administrative expenses exclusive of recall costs to selling, general and administrative expenses, the most directly comparable GAAP measure, is as follows (in thousands):

	Quarter Ended June 27, 2015	Six Months Ended June 27, 2015
Selling, general and administrative expenses, excluding product recall costs	$8,950	$17,869
Reversal of initial accounts receivable reserve recorded	(233)	—
Incremental recall-related professional fees	1,500	1,500
Selling, general and administrative expense	$10,217	$19,369

Liquidity and Capital Resources

Liquidity represents our ability to generate sufficient cash flows from operating activities to satisfy obligations, as well as our ability to obtain appropriate financing.  Therefore, liquidity cannot be considered separately from capital resources that consist primarily of current and potentially available funds for use in achieving our objectives.  Currently, our liquidity needs arise primarily from working capital requirements, capital expenditures and debt repayment.  Net working capital was $45.2 million (a current ratio of 1.7:1) and $55.0 million (a current ratio of 2.5:1) at June 27, 2015 and December 27, 2014, respectively.

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

Net cash used in operating activities was $0.6 million for the six months ended June 27, 2015, compared to net cash provided by operating activities of $3.1 million for the six months ended June 28, 2014.  The year-over-year decrease of $3.7 million was primarily a result of the cash outlays attributable to the product recall, as well as the impact of reduced sales of frozen vegetables while our Jefferson, Georgia facility was temporarily shut down.

Investing Cash Flows

Net cash used in investing activities was $5.5 million for the six months ended June 27, 2015, compared $10.5 million for the six months ended June 28, 2014.  Payments of contingent consideration related to the acquisition of Willamette Valley Fruit Company totaled $0.2 million during the six months ended June 27, 2015, compared with $1.3 million during the six months ended June 28, 2014.  Capital expenditures of $5.3 million in the six months ended June 27, 2015 primarily related to the purchase of manufacturing and packaging equipment at our Goodyear, Arizona facility, building and equipment enhancements in our Jefferson, Georgia plant, as well capitalized software costs associated with an ERP system upgrade.  Capital expenditures of $9.3 million in 2014 relate to the purchase of $8.0 million of manufacturing equipment, primarily related to new packaging and extrusion equipment at our Bluffton, Indiana facility, as well new freezing tunnels at our Lynden Washington, and Salem, Oregon facilities.  We also incurred approximately $0.9 million in planting costs at our Lynden, Washington facility.  During the full year 2015, we plan to spend between $10 - $12 million in capital expenditures, primarily at our manufacturing facilities.  Capital expenditures are funded by net cash flow from operating activities, cash on hand, and anticipated new equipment term loans.

Financing Cash Flows

Net cash provided by financing activities for the six months ended June 27, 2015 was $6.3 million, compared to $7.4 million in the six months ended June 28, 2014.  The $1.1 million year-over-year decrease in cash provided by financing activities is primarily due to reduced net borrowings on debt agreements, combined with $0.3 million of cash outflows related to the payments made to obtain the First Bridge Loan during the six months ended June 27, 2015.

Debt and Capital Resources

At June 27, 2015, there was $0.7 million in cash and $23.2 million borrowed on our revolving line of credit. At that date, $6.8 million of additional borrowings were available under the revolving line of credit. As is customary in such financings, U.S. Bank may terminate its commitments and accelerate the repayment of amounts outstanding and exercise other remedies upon the occurrence of an event of default (as defined in the Loan Agreement), subject, in certain instances, to the expiration of an applicable cure period. Certain events may trigger an acceleration of repayment of the amounts outstanding under the Loan Agreement as defined in the agreement. The agreement requires us to maintain compliance with certain financial covenants, including a minimum fixed charge coverage ratio, a leverage ratio and a current ratio.

See “Note 7. Long-Term Debt” of our condensed consolidated financial statements in Item 1 of this Quarterly Report on Form 10-Q for detail regarding our financing arrangements.

Outlook

The financial impact of the Company’s precautionary recall of certain varieties of its Fresh Frozen™ line of frozen vegetables and select varieties of its Jamba “At Home” line of smoothie kits is expected to continue to have a negative impact on the Company’s short-term liquidity.  See the discussion under “Note 2, Product Recall” of our condensed consolidated financial statements in Item 1 of this Quarterly Report on Form 10-Q for a detailed discussion regarding the financial impact of the recall.

In order to address the Company’s liquidity needs, the Company has been actively engaged in discussions with U.S. Bank, on behalf of a syndicate of lenders under its Senior Credit Facility, to provide the Company with access to additional liquidity above its current availability (which the Company has full access to) to meet the Company’s short-term capital requirements.  These discussions have resulted in the Company securing the First Bridge Loan in the aggregate principal amount of $12 million and the Second Bridge Loan in the aggregate principal amount of up to $15 million.  Both of these Bridge Loans mature on November 30, 2015.  The Company has engaged a leading financial advisor to provide financial advisory and investment banking services to the Company in connection with exploring short and longer term solutions to its capital requirements, including securing funds necessary to pay off the two Bridge Loans.  No assurance can be given that the Company’s efforts will be successful or that a transaction of any type will occur.  If the Company is unable to timely secure alternative sources of financing, this result would have a material adverse effect on our business, financial condition and results of operations. Our Senior Credit Facility is secured by substantially all of our assets and our obligations under this facility are guaranteed by our subsidiaries.  Should we default in the repayment of the two Bridge Loans, in the payment of other amounts due under the Senior Credit Facility, or breach any of the covenants set forth in the agreements governing these obligations, U.S. Bank would have the right, upon written notice and after the expiration of any applicable cure periods, to demand immediate payment of all of the then unpaid principal and accrued but unpaid interest under the Senior Credit Facility and the two Bridge Loans.  A default under the Senior Credit Facility would also trigger defaults under certain of the Company’s other indebtedness that include cross-default provisions.  Should U.S. Bank demand immediate payment of such obligations, we would not have sufficient funds to repay such obligations or the obligations under any cross-defaulted indebtedness and such event would have a material adverse effect on our business, financial condition, prospects and results of operations.

Our anticipated capital expenditures for 2015 are projected to be $10.0 to 12.0 million, which represents a decrease from $12.9 million disclosed in our Annual Report on Form 10-K for the fiscal year ended December 27, 2014, funded through working capital and anticipated new equipment term loans.  Our plans are not expected to materially affect our financial ratios or liquidity.  In connection with the implementation of our business strategy, we may incur operating losses in the future and may require future debt or equity financings (particularly in connection with future strategic acquisitions, new brand introductions or capital expenditures).  Expenditures relating to acquisition-related integration costs, market and territory expansion and new product development and introduction may adversely affect promotional and operating expenses and consequently may adversely affect operating and net income.  These types of expenditures are expensed for accounting purposes as incurred, while revenue generated from the result of such expansion or new products may benefit future periods.  We believe that cash flow from operations, together with additional borrowings under the Bridge Loans and expected new equipment term loans, will enable us to meet our operating cash requirements for the next twelve months.  As noted above, there can be no assurance that the Company will be successful in securing additional sources of financing.  Our operating cash flow assumptions are based on current operating plans and certain assumptions, including those relating to our future revenue levels and expenditures, industry and general economic conditions and other conditions.  For instance, if current general economic conditions continue or worsen, we believe that our sales forecasts may prove to be less reliable than they have been in the past, as consumers may change their buying habits with respect to snack food products.  Unexpected price increases for commodities used in our snack products, adverse weather conditions affecting our Rader Farms crop yield, or additional product recalls could also impact our financial condition.  If any of these factors change, we may require future debt or equity financings to meet our business requirements.  Any required financings may not be available or, if available, may not be on terms attractive to us.

Interest Rate Swaps

See Note 7 to our Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for detail regarding our interest rate swaps.

Contractual Obligations

Other than the Bridge Loans with U.S. Bank discussed above and in “Note 7. Long-Term Debt” in Item 1 of this Quarterly Report on Form 10-Q, there have been no material changes in our reported contractual obligations, as described under “Contractual Obligations” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 27, 2014.

Critical Accounting Policies and Estimates

There have been no significant changes to our critical accounting policies and estimates since the filing of our Annual Report on Form 10-K for the fiscal year ended December 27, 2014.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in our reported market risks, as described in “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A of our Annual Report on Form 10-K for the fiscal year ended December 27, 2014.

Item 4.  Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a- 15(e) and 15d-15(e) under the Exchange Act).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective for the purpose of providing reasonable assurance that the information required to be disclosed in the reports we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission (“SEC”) rules and forms and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

During the fiscal quarter ended June 27, 2015, there were no changes to the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

INVENTURE FOODS, INC. AND SUBSIDIARIES

Part II.       Other Information

Item 1.         Legal Proceedings

For a discussion of legal proceedings, see “Note 8, Commitments and Contingencies-Legal Proceedings” to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors

During the quarter and six months ended June 27, 2015, there were no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 27, 2014 filed with the SEC on March 10, 2015 and our Quarterly Report on Form 10-Q for the quarterly period ended March 28, 2015 filed with the SEC on May 7, 2015.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

The following table contains information for shares repurchased during the quarter ended June 27, 2015.

Fiscal period	Total number of shares purchased(1)	Average price per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
March 29, 2015 — May 2, 2015	—	$—	—	$—
May 3, 2015 — May 30, 2015	—	$—	—	$—
May 31, 2015 — June 27, 2015	2,279	$9.16	—	$—
Total	2,279	$9.16	—	$—

(1)   Shares of restricted stock withheld, at the election of a certain holder of restricted stock, by the Company from the vested portion of a restricted stock award with a market value approximating the amount of the withholding taxes due from such restricted stockholder.

Item 5.         Other Information

The Company is hereby correcting typographical errors that appeared in its Proxy Statement dated April 20, 2015 concerning the deadlines to submit shareholder proposals or nominations for the 2016 annual meeting of stockholders under the section titled “Stockholder Proposals or Nominations to be Presented at Next Annual Meeting”. The corrected deadlines are as follows:

Pursuant to Rule 14a-8 under the Exchange Act, some stockholder proposals may be eligible for inclusion in our proxy statement for the 2016 annual meeting of stockholders. These stockholder proposals must be submitted, along with proof of ownership of our stock in accordance with Rule 14a-8(b)(2), to the Corporate Secretary at our principal executive offices no later than the close of business on December 22, 2015 (120 days prior to the anniversary of this year’s mailing date).

Stockholder proposals may be included in our proxy materials for an annual meeting so long as they are provided to us on a timely basis and satisfy the other conditions set forth in applicable SEC rules. For a stockholder proposal to be included in our proxy materials for the 2016 annual meeting of stockholders, the proposal must be received at our principal executive offices, addressed to the Corporate Secretary, not later than December 22, 2015 (120 days prior to the anniversary of this year’s mailing date). Should stockholder business, including nominations or proposals, be brought before the 2016 annual meeting of stockholders, regardless of whether it is included in our proxy materials, our management proxy holders will be authorized by our proxy form to vote for or against the proposal, in their discretion, if we do not receive notice of the proposal, addressed to the Corporate Secretary at our principal executive offices, prior to the close of business on March 6, 2016 (45 days prior to the anniversary of this year’s mailing date).

Item 6.         Exhibits

10.1

Amendment No. 3 to Credit Agreement, dated as of June 10, 2015, by and among Inventure Foods, Inc., the subsidiary borrowers party thereto, the lenders party thereto and U.S. Bank National Association, as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 10, 2015).

10.2

Amendment No. 4 to Credit Agreement, dated as of July 27, 2015, by and among Inventure Foods, Inc., the subsidiary borrowers party thereto, the lenders party thereto and U.S. Bank National Association, as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 29, 2015).

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

Dated:	August 6, 2015	INVENTURE FOODS, INC.

		By:	/s/ Steve Weinberger
Steve Weinberger
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)