Form 10-Q
period 2015-09-26
INVENTURE FOODS, INC.
filed 2015-11-05
CIK 944508

UNITED STATES SECURITIES AND EXCHANGE
COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 26, 2015

or

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

As of November 2, 2015, the total number of shares outstanding of the registrant’s common stock was 19,609,388 shares.

INVENTURE FOODS, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

	Condensed Consolidated Balance Sheets (Unaudited) as of September 26, 2015 and December 27, 2014	1
	Condensed Consolidated Statements of Operations (Unaudited) for the quarters and nine months ended September 26, 2015 and September 27, 2014	2
	Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited) for the quarters and nine months ended September 26, 2015 and September 27, 2014	3
	Condensed Consolidated Statements of Cash Flows (Unaudited) for the nine months ended September 26, 2015 and September 27, 2014	4
	Notes to Condensed Consolidated Financial Statements (Unaudited)	5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations		18

Item 3. Quantitative and Qualitative Disclosures About Market Risk		24

Item 4. Controls and Procedures		24

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings	25

Item 1A.	Risk Factors	25

Item 6.	Exhibits	25

	Signatures	26

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

The Company undertakes no obligation to update or publicly revise any forward-looking statement whether as a result of new information, future developments or otherwise.  All subsequent written or oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by this paragraph.  You are advised, however, to consult any further disclosures we make on related subjects in our Form 10-Q and Form 8-K reports and our other filings with the SEC.  Also note that we provide a cautionary discussion of risks, uncertainties and possibly inaccurate assumptions relevant to our business under “Risk Factors” in the Annual Report on Form 10-K for the fiscal year ended December 27, 2014 and in our Form 10-Q for the quarterly period ended March 28, 2015.  We note these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995.  You should understand it is not possible to predict or identify all such factors.

PART I.            FINANCIAL INFORMATION

Item 1.                   Financial Statements

INVENTURE FOODS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per-share data)

(unaudited)

	September 26,	December 27,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$901	$495
Accounts receivable, net of allowance for doubtful accounts of $179 and $106 at September 26, 2015 and December 27, 2014, respectively	26,561	22,420
Inventories	83,424	65,216
Deferred income tax asset	1,224	1,228
Other current assets	11,341	1,220
Total current assets	123,451	90,579

Property and equipment, net of accumulated depreciation of $44,581 and $40,179 at September 26, 2015 and December 27, 2014, respectively	59,080	55,200
Goodwill	23,286	23,286
Trademarks and other intangibles, net	14,800	24,543
Other assets	1,786	1,702
Total assets	$222,403	$195,310

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$30,815	$15,533
Accrued liabilities	19,874	12,978
Current portion of long-term debt	29,970	7,041
Total current liabilities	80,659	35,552

Long-term debt, less current portion	54,514	59,218
Line of credit	23,403	18,802
Deferred income tax liability	6,904	6,869
Interest rate swaps	248	349
Other liabilities	2,142	2,554
Total liabilities	167,870	123,344

Commitments and contingencies (Note 8)

Stockholders’ equity:
Common stock, $.01 par value; 50,000 shares authorized; 19,977 and 19,961 shares issued and outstanding at September 26, 2015 and December 27, 2014, respectively	200	200
Additional paid-in capital	33,928	33,100
Accumulated other comprehensive loss	(72)	(134)
Retained earnings	20,948	39,271
	55,004	72,437
Less: treasury stock, at cost: 368 shares at September 26, 2015 and December 27, 2014	(471)	(471)
Total stockholders’ equity	54,533	71,966
Total liabilities and stockholders’ equity	$222,403	$195,310

See accompanying notes to condensed consolidated financial statements (unaudited).

INVENTURE FOODS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per-share data)

(unaudited)

	Quarters Ended		Nine Months Ended
	September 26,	September 27,	September 26,	September 27,
	2015	2014	2015	2014
Net revenues	$69,865	$72,556	$213,894	$211,917
Cost of revenues	61,165	59,630	200,869	173,972
Gross profit	8,700	12,926	13,025	37,945
Selling, general and administrative expenses	9,233	7,570	28,602	24,992
Impairment of intangible asset	—	—	9,277	—
Operating income (loss)	(533)	5,356	(24,854)	12,953
Interest expense, net	1,742	646	3,400	1,900
Income (loss) before income taxes	(2,275)	4,710	(28,254)	11,053
Income tax benefit (expense)	538	(1,626)	9,931	(3,900)
Net income (loss)	$(1,737)	$3,084	$(18,323)	$7,153

Earnings (loss) per common share:
Basic	$(0.09)	$0.16	$(0.94)	$0.37
Diluted	$(0.09)	$0.15	$(0.94)	$0.36

Weighted average number of common shares:
Basic	19,594	19,530	19,580	19,478
Diluted	19,594	20,014	19,580	19,966

See accompanying notes to condensed consolidated financial statements (unaudited).

INVENTURE FOODS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	Quarters Ended		Nine Months Ended
	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014
Net income (loss)	$(1,737)	$3,084	$(18,323)	$7,153
Change in fair value of interest rate swaps, net of tax	20	44	62	90
Comprehensive income (loss)	$(1,717)	$3,128	$(18,261)	$7,243

See accompanying notes to condensed consolidated financial statements (unaudited).

INVENTURE FOODS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended
	September 26, 2015	September 27, 2014
Cash flows from operating activities:
Net income (loss)	$(18,323)	$7,153
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	5,209	4,942
Amortization	466	903
Provision for remaining product recall costs	1,545	—
Impairment of intangible asset	9,277	—
Provision for bad debts	226	15
Deferred income taxes	(8,811)	362
Excess income tax benefit from exercise of stock options	(46)	(304)
Share-based compensation expense	1,105	1,195
Loss on disposition of equipment	60	124
Contingent consideration revaluation	—	(2,653)
Change assets and liabilities, net of effects from acquisitions:
Accounts receivable	(4,366)	(2,368)
Inventories	(18,209)	(27,425)
Other assets and liabilities	(259)	(144)
Accounts payable and accrued liabilities	19,819	12,628
Net cash used in operating activities	(12,307)	(5,572)

Cash flows from investing activities:
Purchase of equipment	(8,848)	(10,814)
Proceeds from the sale of property and equipment	36	—
Payment of contingent consideration for Willamette Valley Fruit Company	(230)	(1,250)
Payment of contingent consideration for Sin In A Tin	(5)	—
Net cash used in investing activities	(9,047)	(12,064)

Cash flows from financing activities:
Net borrowings on line of credit	4,601	17,495
Proceeds from issuance of common stock under equity award plans	27	154
Payments made on capital lease obligations	(382)	(349)
Borrowings on bridge loans and long-term debt	28,414	4,515
Payments made on bridge loans and long-term debt	(9,823)	(4,292)
Payment of financing fees	(774)	(124)
Excess income tax benefit from exercise of stock options	46	304
Payment of payroll taxes on stock-based compensation through shares withheld	(349)	(208)
Net cash provided by financing activities	21,760	17,495
Net increase (decrease) in cash and cash equivalents	406	(141)
Cash and cash equivalents at beginning of period	495	910
Cash and cash equivalents at end of period	$901	$769

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$2,766	$1,367
Cash paid during the period for income taxes	$1,426	$3,136

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

In our healthy/natural food category, products include Rader Farms® frozen berries, Boulder Canyon® brand kettle cooked potato chips and other snack and food items, Willamette Valley Fruit Company brand frozen berries, Fresh Frozen brand frozen vegetables, fruits, biscuits and other frozen snacks, Jamba® branded blend-and-serve smoothie kits under license from Jamba Juice Company, Seattle’s Best Coffee® Frozen Coffee Blends branded blend-and-serve frozen coffee beverage under license from Seattle’s Best Coffee, LLC, Sin In A Tin® chocolate pate and other frozen desserts and private label frozen fruit and healthy/natural snacks.  In our indulgent specialty snack food category, products include T.G.I. Friday’s® brand snacks under license from T.G.I. Friday’s Inc. (“T.G.I. Friday’s”), Nathan’s Famous® brand snack products under license from Nathan’s Famous Corporation, Vidalia® brand snack products under license from Vidalia Brands, Inc., Poore Brothers® kettle cooked potato chips, Bob’s Texas Style® kettle cooked chips, and Tato Skins® brand potato snacks. We also manufacture private label snacks for certain grocery retail chains and co-pack products for other snack and cereal manufacturers.

We operate in two segments: (1) frozen products and (2) snack products. The frozen products segment includes frozen fruits, vegetables, beverages, blends and frozen desserts for sale primarily to groceries, club stores and mass merchandisers. All products sold under our frozen products segment are considered part of the healthy/natural food category. The snack products segment includes potato chips, kettle chips, potato crisps, potato skins, pellet snacks, sheeted dough products, cereal, popcorn and extruded products for sale primarily to snack food distributors and retailers. The products sold under our snack products segment includes products considered part of the indulgent specialty snack food category, as well as products considered part of the healthy/natural food category.

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

Our fiscal year ends on the last Saturday occurring in the month of December of each calendar year.  Accordingly, the third quarter of 2015 commenced June 28, 2015 and ended September 26, 2015.

Basis of Presentation

The consolidated financial statements for the quarter ended September 26, 2015 are unaudited and include the accounts of Inventure Foods and all of our wholly owned subsidiaries. All significant intercompany amounts and transactions have been eliminated. The consolidated financial statements, including the December 27, 2014 consolidated balance sheet data which was derived from audited financial statements, have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all the information and footnotes required by accounting principles generally accepted in the United States of America (“U.S. GAAP”).  In the opinion of management, the condensed consolidated financial

INVENTURE FOODS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

statements include all adjustments, consisting only of normal recurring adjustments, necessary in order to make the consolidated financial statements not misleading. A description of our accounting policies and other financial information is included in the audited financial statements filed with our Annual Report on Form 10-K for the fiscal year ended December 27, 2014. The results of operations for the quarter ended September 26, 2015 are not necessarily indicative of the results expected for the full year.

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

At September 26, 2015 and December 27, 2014, the carrying value of cash, accounts receivable, accounts payable and accrued liabilities approximate fair values since they are short term in nature.  The carrying value of the long-term debt approximates fair value based on the borrowing rates currently available to us for long-term borrowings with similar terms.  The following table summarizes the valuation of our assets and liabilities measured at fair value on a recurring basis (in thousands) at the respective dates set forth below:

		September 26, 2015			December 27, 2014
Balance Sheet Classification		Interest Rate Swaps	Non-qualified Deferred Compensation Plan Investments	Earn-out Contingent Consideration Obligation	Interest Rate Swaps	Non-qualified Deferred Compensation Plan Investments	Earn-out Contingent Consideration Obligation
Other assets	Level 1	$—	$511	$—	$—	$697	$—
Interest rate swaps	Level 2	(248)	—	—	(349)	—	—
Accrued liabilities	Level 3	—	—	(241)	—	—	(246)
Other liabilities	Level 3	—	—	(1,372)	—	—	(1,602)
		$(248)	$511	$(1,613)	$(349)	$697	$(1,848)

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

The fair value measurement of the earn-out contingent consideration obligation relates to the acquisitions of Sin In A Tin in September 2014 and Willamette Valley Fruit Company in May 2013, and is included in accrued liabilities and other long-term liabilities in the consolidated balance sheets.  The fair value measurement is based upon significant inputs not observable in the market.  Changes in the value of the obligation are recorded as income or expense in our consolidated statements of income.  To determine the fair value, we valued the contingent consideration liability based on the expected probability weighted earn-out payments corresponding to the performance thresholds agreed to under the applicable purchase agreements.  The expected earn-out payments were then present valued by applying a discount rate that captures a market participant’s view of the risk associated with the expected earn-out payments.

INVENTURE FOODS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

A summary of the activity of the fair value of the measurements using unobservable inputs (Level 3 Liabilities) for the nine months ended September 26, 2015, is as follows (in thousands):

Level 3
Balance at December 27, 2014	$1,848
Earn-out compensation paid for Willamette Valley Fruit Company	(230)
Earn-out compensation paid for Sin In A Tin	(5)
Balance at September 26, 2015	$1,613

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

For the quarter and nine months ended September 26, 2015, diluted loss per share is the same as basic loss per share as the inclusion of potentially issuable common stock would be antidilutive.  For the quarter and nine months ended September 27, 2014, respectively, options to purchase 46,652 and 19,524 shares of our common stock were excluded from the computation of diluted earnings per share.  These exclusions were made because the options’ exercise prices were greater than the average market price of our common stock for those periods.  Exercises of outstanding stock options are assumed to occur for purposes of calculating diluted earnings per share for periods in which their effect would not be antidilutive.

Earnings (loss) per common share was computed as follows for the quarters and nine months ended September 26, 2015 and September 27, 2014 (in thousands, except per share data):

	Quarters Ended		Nine Months Ended
	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014
Basic Earnings (Loss) Per Share:
Net income (loss)	$(1,737)	$3,084	$(18,323)	$7,153
Weighted average number of common shares	19,594	19,530	19,580	19,478
Earnings (loss) per common share	$(0.09)	$0.16	$(0.94)	$0.37

Diluted Earnings (Loss) Per Share:
Net income (loss)	$(1,737)	$3,084	$(18,323)	$7,153
Weighted average number of common shares	19,594	19,530	19,580	19,478
Incremental shares from assumed conversions of stock options and non-vested shares of restricted stock	—	484	—	488
Adjusted weighted average number of common shares	19,594	20,014	19,580	19,966
Earnings (loss) per common share	$(0.09)	$0.15	$(0.94)	$0.36

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

In July 2015, the FASB issued an ASU to simplify the measurement of inventory.  The ASU requires inventory to be subsequently measured using the lower of cost and net realizable value, thereby eliminating the market value approach. Net realizable value is defined as the “estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation.”  The ASU is effective for reporting periods beginning after December 15, 2016 and is applied prospectively. Early adoption is permitted. We are currently evaluating the impact that this guidance will have on our financial statements and disclosure.

In September 2015, the FASB issued an ASU simplifying the accounting for measurement-period adjustments for business combinations.  The ASU requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustments are identified, including the cumulative effect of the change in provisional amount as if the accounting had been completed at the acquisition date.  The ASU is effective for reporting periods beginning after December 15, 2015 and is applied prospectively. Early adoption is permitted. The ASU may affect our financial statements to the extent we have business combinations in the future.

INVENTURE FOODS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

2.                                      Product Recall

On April 23, 2015, we announced a voluntary product recall of certain varieties of the Company’s Fresh FrozenTM line of frozen vegetables, as well as select varieties of our Jamba® “At Home” line of smoothie kits because the Jefferson, Georgia facility tested positive for Listeria monocytogenes.  The impacts recorded in our consolidated statement of operations attributable to the recall for the quarter and nine months ended September 26, 2015 are summarized as follows (in thousands):

	Quarter Ended September 26, 2015	Nine Months Ended September 26, 2015
Net revenues	$—	$—
Cost of revenues (1)	418	16,805
Gross profit	(418)	(16,805)
Operating expenses:
Selling, general & administrative expenses (2)	594	2,094
Impairment of intangible asset (3)	—	9,277
Operating loss	(1,012)	(28,176)
Interest expense	—	—
Loss before income taxes	(1,012)	(28,176)
Income tax benefit	240	9,904
Net loss	$(772)	$(18,272)

(1)         Additional cost of revenues represents the provision for the write-down of inventory on hand and for additional costs estimated to be incurred related to the recall, including product expected to be returned from customers and consumers, partially offset by recall-related insurance recoveries.  Through September 26, 2015, the Company has incurred an estimated $18.8 million of product recall charges, $3.5 million of which was recorded during the quarter ended September 26, 2015.  Approximately $1.5 million of the estimated product recall charges remain unsettled as of September 26, 2015.  Additionally, during the quarter and nine months ended September 26, 2015, the Company incurred approximately $1.1 million and $2.2 million, respectively, of incremental production costs as a result of utilizing co-packers.  These charges were partially offset by recall-related insurance recoveries of $4.2 million recorded during the quarter and nine months ended September 26, 2015.

(2)         Additional selling, general and administrative costs consists of approximately $0.6 million and $2.1 million for the quarter and nine months ended September 26, 2015, respectively, of professional fees associated with the recall.

(3)         Amount reflects a $9.3 million impairment charge recorded to write-off the carrying value of the Fresh Frozen customer relationships intangible asset.

We expect there will be additional costs related to this recall recorded in subsequent quarterly periods. Additionally, while it is too soon to reliably estimate the impact of this recall on the Company’s future sales of the Fresh FrozenTM brand and the Jamba® “At Home” line of smoothie kits, net revenues of the frozen vegetable products affected by the recall declined in the second and third fiscal quarters of 2015 compared to prior periods and are expected to be negatively impacted in subsequent quarterly periods.

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

INVENTURE FOODS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

4.                                      Inventories

Inventories consisted of the following as of September 26, 2015 and December 27, 2014 (in thousands):

	September 26,	December 27,
	2015	2014
Finished goods	$34,356	$28,651
Raw materials	49,068	36,565
	$83,424	$65,216

5.                                      Goodwill, Trademarks and Other Intangibles

Goodwill, trademarks and other intangibles, net, consisted of the following as of September 26, 2015 and December 27, 2014 (in thousands):

	Estimated Useful Life	September 26, 2015	December 27, 2014
Goodwill:
Inventure Foods		$5,986	$5,986
Rader Farms		5,630	5,630
Willamette Valley Fruit Company		3,147	3,147
Fresh Frozen Foods		8,301	8,301
Sin In A Tin		222	222
Total Goodwill		$23,286	$23,286

Trademarks:
Inventure Foods		$896	$896
Rader Farms		1,070	1,070
Willamette Valley Fruit Company		740	740
Fresh Frozen Foods		9,475	9,475
Sin In A Tin		123	123

Other intangibles:
Rader Farms - Customer relationship, gross carrying amount	10 years	100	100
Rader Farms - Customer relationship, accum. amortization		(84)	(76)
Willamette Valley Fruit Company - Customer relationship, gross carrying amount	10 years	3,200	3,200
Willamette Valley Fruit Company - Customer relationship, accum. amortization		(720)	(480)
Fresh Frozen Foods - Customer relationship, gross carrying amount	12 years	—	10,487
Fresh Frozen Foods - Customer relationship, accum. amortization		—	(992)
Total trademarks and other intangibles, net		$14,800	$24,543

Our amortization expense related to these intangibles was $83,000 and $301,000 for the quarters ended September 26, 2015 and September 27, 2014, respectively.  For the nine months ended September 26, 2015 and September 27, 2014, amortization expense totaled $466,000 and $903,000, respectively.  The trademarks are deemed to have an indefinite useful life because they are expected to generate cash flows indefinitely.

Goodwill and trademarks are reviewed for impairment annually in the fourth fiscal quarter, or more frequently if impairment indicators arise.  As a result of the product recall (see “Note 2. Product Recall”), the Company reviewed the Fresh Frozen Foods goodwill and intangible assets for impairment.  Our analysis included a review of the forecasted future cash flows of the Fresh Frozen business, including the estimated cash outflows directly related to the product recall.  Based on our review, we concluded that the intangible asset related to the acquired customer relationships of Fresh Frozen Foods was fully impaired.  Accordingly, the Company recorded an intangible asset impairment charge of $9.3 million during the nine months ended September 26, 2015, which represented the unamortized balance of the related intangible asset.  We believe the carrying values of our remaining goodwill and intangible assets are appropriate as of September 26, 2015.

INVENTURE FOODS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

6.                                      Accrued Liabilities

Accrued liabilities consisted of the following as of September 26, 2015 and December 27, 2014 (in thousands):

	September 26, 2015	December 27, 2014
Accrued payroll and payroll taxes	$2,251	$2,365
Accrued royalties and commissions	829	1,048
Accrued advertising and promotion	460	351
Accrued berry purchase payments	11,230	4,127
Accrued product recall warranty (see Note 2)	1,545	—
Accrued other	3,559	5,087
	$19,874	$12,978

7.                                      Long-Term Debt

Long-term debt consisted of the following as of September 26, 2015 and December 27, 2014 (in thousands):

	September 26, 2015	December 27, 2014
Senior secured term loan due quarterly through November 2018	$51,075	$54,900
Bridge Loans, due November 2015	22,000	—
Equipment term loan, due monthly through December 2020	1,414	—
Equipment term loan B due monthly through September 2020	1,122	1,278
Equipment term loan, Rader Farms, due monthly through August 2019	2,097	2,428
Equipment term loan, Willamette Valley Fruit Company, due monthly through August 2019	1,557	1,802
Bluffton, IN mortgage loan due monthly through December 2016	1,753	1,825
Lynden, WA real estate term loan due monthly through July 2017	2,372	2,565
Capital lease obligations, primarily due September 2017	1,094	1,461
	84,484	66,259
Less current portion of long-term debt	(29,970)	(7,041)
Long-term debt, less current portion	$54,514	$59,218

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

The borrowing capacity available to us under the Senior Credit Facility consists of notes representing:

•                  A revolving line of credit up to $30.0 million, maturing on November 8, 2018.  At September 26, 2015, $23.4 million was outstanding and $6.6 million was available under the line of credit.  All borrowings under the revolving line of credit bear interest at either (i) the prime rate of interest announced by U.S. Bank from time to time or (ii) LIBOR, plus the LIBOR Rate Margin (as defined in the Senior Credit Facility note) as adjusted.

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

On June 10, 2015, we entered into Amendment No. 3 to the Credit Agreement dated November 8, 2013 (the “Third Amendment”) with a syndicate of lenders led by U.S. Bank. The Third Amendment provided for two incremental term loans under the Credit Agreement in an aggregate principal amount of up $12.0 million (the “First Bridge Loan”).  The first incremental term loan of $6.0 million was received by the Company on June 10, 2015 and the second incremental term loan of $6.0 million was received by the Company on July 1, 2015.

On July 27, 2015, we entered in to Amendment No. 4 to the Credit Agreement dated November 8, 2013 (the “Fourth Amendment”) with a syndicate of lenders led by U.S. Bank. The Fourth Amendment provides for two incremental term loans under the Credit Agreement in the aggregate principal amount of up to $15.0 million (the “Second Bridge Loan” and collectively with the First Bridge Loan, the “Bridge Loans”), with the first incremental term loan of $10.0 million being received July 27, 2015 and the second incremental term loan in the amount of $5.0 million being received August 18, 2015.  The Fourth Amendment amends certain aspects of the Third Amendment.  The Bridge Loans mature on November 30, 2015. The First Bridge Loan bears interest at a rate per annum equal to the sum of (i) the quotient of (a) the Eurodollar Base Rate (as defined in the Credit Agreement) applicable to the relevant Interest Period (as defined in the Credit Agreement) divided by (b) one minus the Reserve Requirement (expressed as a decimal) (as defined in the Credit Agreement) applicable to such Interest Period, plus (ii) 6.00% per annum. The Second Bridge Loan bears interest at a rate per annum equal to the sum of (i) the quotient of (a) the Eurodollar Base Rate applicable to the relevant Interest Period divided by (b) one minus the Reserve Requirement (expressed as a decimal) applicable to such Interest Period, plus (ii) 8.00% per annum.  The proceeds from the Bridge Loans will be used for working capital needs, primarily related to the Company’s precautionary recall of certain products related to its Jefferson, Georgia facility (see “Note 2. Product Recall”), and other general corporate purposes.  Any amounts repaid or prepaid in respect of the Bridge Loans may not be reborrowed.  During the quarter ended September 26, 2015, we repaid $5.0 million of the Bridge Loans.  At September 26, 2015, we were in compliance with all of the financial covenants.

In August 2015, we entered into an equipment term loan with Banc of America Leasing & Capital LLC.  The loan will finance up to $4.0 million of new kettles and related equipment for our Goodyear, Arizona facility.  The equipment term loan accrues interest at a rate of 3.22% and is expected to be repaid over 60 recurring monthly payments commencing January 2016.  As of September 26, 2015, approximately $1.4 million of borrowings have been made under this facility.

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

We entered into an interest rate swap in 2006 to convert the interest rate of the mortgage to purchase the Bluffton, Indiana facility from the contractual rate of 30 day LIBOR plus 165 basis points to a fixed rate of 6.85%.  The swap has a fixed pay-rate of 6.85% and a notional value of approximately $1.8 million at each of September 26, 2015 and December 27, 2014, and expires in December 2016.  We evaluate the effectiveness of the hedge on a quarterly basis and, at

INVENTURE FOODS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

September 26, 2015, the hedge is highly effective.  The interest rate swap had a fair value of approximately $102,000 and $155,000 at September 26, 2015 and December 27, 2014, respectively, which were recorded as a liability on the accompanying consolidated balance sheets.  The swap value was determined in accordance with the fair value measurement guidance discussed earlier using Level 2 observable inputs and approximates the loss that would have been realized if the contract had been settled at the end of the fiscal period.

We entered into another interest rate swap in January 2008 to effectively convert the interest rate on the real estate term loan to a fixed rate of 4.28%.  The interest rate swap is structured with decreasing notional values to match the expected pay down of the debt.  The notional value of the swap was $2.4 million and $2.6 million at September 26, 2015 and December 27, 2014, respectively.  The interest rate swap is accounted for as a cash flow hedge derivative and expires in July 2017.  The interest rate swap had fair value of approximately $146,000 and $194,000 at September 26, 2015 and December 27, 2014, respectively, which were recorded as a liability on the accompanying consolidated balance sheets.  This value was determined in accordance with the fair value measurement guidance discussed earlier using Level 2 observable inputs and approximates the loss that would have been realized if the contract had been settled at the end of the fiscal period.

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

9.                                      Business Segments

Our operations consist of two reportable segments: (1) frozen products and (2) snack products.  The frozen products segment produces frozen fruits, vegetables, beverages, blends, desserts, biscuits and other frozen snacks for sale primarily to groceries, club stores, mass merchandisers and industrial customers.  The snack products segment produces potato chips, kettle chips, potato crisps, potato skins, pellet snacks, sheeted dough products, cereal, popcorn and extruded products for sale primarily to snack food distributors and retailers.  Our reportable segments offer different products and services.  The majority of our revenues are attributable to external customers in the United States.  We also sell to external customers internationally; however, the revenues attributable to such customers are immaterial.  All of our assets are located in the United States.

We do not allocate assets, selling, general and administrative expenses, income taxes or other income and expense to our reportable segments.  The following tables present information about our reportable segments for the quarters and nine months ended September 26, 2015 and September 27, 2014 (in thousands):

	Frozen Products	Snack Products	Consolidated
Quarter ended September 26, 2015
Net revenues from external customers	$40,466	$29,399	$69,865
Depreciation and amortization included in segment gross profit	601	640	1,241
Segment gross profit	4,386	4,314	8,700

Quarter ended September 27, 2014
Net revenues from external customers	$46,123	$26,433	$72,556
Depreciation and amortization included in segment gross profit	562	690	1,252
Segment gross profit	7,846	5,080	12,926

Nine months ended September 26, 2015
Net revenues from external customers	$126,715	$87,179	$213,894
Depreciation and amortization included in segment gross profit	1,726	1,847	3,573
Segment gross profit	(511)	13,536	13,025

Nine months ended September 27, 2014
Net revenues from external customers	$133,916	$78,001	$211,917
Depreciation and amortization included in segment gross profit	1,541	1,898	3,439
Segment gross profit	22,788	15,157	37,945

The following table reconciles reportable segment gross profit to our consolidated income (loss) before income taxes for the quarters and nine months ended September 26, 2015 and September 27, 2014 (in thousands):

	Quarters Ended		Nine Months Ended
	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014
Segment gross profit	$8,700	$12,926	$13,025	$37,945
Unallocated amounts:
Operating expenses	(9,233)	(7,570)	(37,879)	(24,992)
Interest expense, net	(1,742)	(646)	(3,400)	(1,900)
Income (loss) before income taxes	$(2,275)	$4,710	$(28,254)	$11,053

INVENTURE FOODS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

10.                               Shareholders’ Equity

The Company’s 2015 Equity Incentive Plan (the “2015 Plan”) was approved at its 2015 Annual Meeting of Stockholders.  The 2015 Plan replaces the Company’s 2005 Equity Incentive Plan (as amended, the “2005 Plan”), which would otherwise terminate automatically on the tenth anniversary of its initial adoption in May 2005.  Under the 2015 Plan, we are authorized to issue up to 1,400,560 shares plus up to 250,000 additional shares subject to any option or other award outstanding under the 2005 Plan that expires or is forfeited for any reason after the date of the 2015 Annual Meeting of Stockholders.  If any shares of the Company’s common stock subject to awards granted under the 2015 Plan are canceled, those shares will be available for future awards under the 2015 Plan.  Awards granted under the 2015 Plan may include: stock options, stock appreciation rights, restricted stock and stock units, performance shares and units, other stock-based awards and cash-based awards.  The 2015 Plan has a term of ten years.

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

Total stock-based compensation expense from restricted common stock recognized in the financial statements was $0.3 million during the three months ended September 26, 2015 and September 27, 2014.  Stock-based compensation expense from restricted common stock was $0.8 million during the nine months ended September 26, 2015 and September 27, 2014.  There were no stock-based compensation costs capitalized.

The following table summarizes activities related to restricted stock awards for the nine months ended September 26, 2015:

	Number	Weighted Average Grant Date Fair Value
Nonvested balance at December 27, 2014	208,600	$7.52
Granted	—	—
Vested and released, including shares withheld to cover taxes	(98,710)	7.08
Forfeited	(21,724)	6.55
Nonvested balance at September 26, 2015	88,166	$8.25

As of September 26, 2015, the total unrecognized costs related to non-vested restricted stock awards was $0.2 million, which is expected to be recognized over a weighted average period of 0.5 years.  This expected compensation expense does not reflect any new awards, or modifications to existing awards, that could occur in the future.

INVENTURE FOODS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

The following table summarizes activities related to restricted stock units for the nine months ended September 26, 2015:

	Number	Weighted Average Grant Date Fair Value
Nonvested balance at December 27, 2014	144,929	$13.21
Granted	212,137	9.10
Vested and released	(37,985)	9.01
Forfeited	(18,940)	10.89
Nonvested balance at September 26, 2015	300,141	$10.98

As of September 26, 2015, the total unrecognized costs related to non-vested restricted stock units was $2.4 million, which is expected to be recognized over a weighted average period of 2.3 years.  This expected compensation expense does not reflect any new awards, or modifications to existing awards, that could occur in the future.

Stock Options

Stock-based compensation expense from stock options recognized in the financial statements totaled $0.1 million for the three months ended September 26, 2015 and September 27, 2014, which reduced income from operations accordingly.  During the nine months ended September 26, 2015 and September 27, 2014, stock-based compensation expense from stock options totaled $0.3 million and $0.4 million, respectively.  There were no stock-based compensation costs capitalized.

The following table summarizes stock option activity during the nine months ended September 26, 2015:

	Options Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value (in-the-money options)	Weighted Average Remaining Contractual Life (in years)
Outstanding at December 27, 2014	732,852	$5.27
Granted	—	$—
Exercised	(65,200)	$4.57
Forfeited or expired	(22,000)	$6.58
Outstanding at September 26, 2015	645,652	$5.30	$2,578,077	5.77

As of September 26, 2015, the total unrecognized costs related to non-vested stock options granted were $0.5 million.  We expect to recognize such costs in the financial statements over a weighted average period of 2.1 years.  This expected compensation expense does not reflect any new awards, or modifications to existing awards, that could occur in the future.

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on our closing stock price of $9.00 as of September 26, 2015, which would have been received by the option holders had all option holders exercised options and sold the underlying shares on that date.  The intrinsic value related to vested stock options outstanding was $2.1 million as of September 26, 2015 based on the exercise price and our closing stock price of $9.00 as of September 26, 2015.

INVENTURE FOODS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

The following table summarizes information about stock options outstanding and exercisable at September 26, 2015:

Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$1.70 - $2.40	173,600	3.2	$1.88	173,600	$1.88
$3.20 - $6.55	271,600	5.9	$5.05	187,500	$4.84
$7.21 - $12.78	178,800	7.8	$8.03	74,500	$7.68
$13.21 - $13.21	21,652	8.7	$13.21	21,652	$13.21
	645,652	5.8	$5.30	457,252	$4.57

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

Results of Operations

The following table sets forth for the periods presented certain financial data as a percentage of net sales for the quarter and nine months ended September 26, 2015 and September 27, 2014:

	Quarters Ended		Nine Months Ended
	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	87.5	82.2	93.9	82.1
Gross profit	12.5	17.8	6.1	17.9
Selling, general and administrative expenses	13.2	10.4	13.4	11.8
Impairment of intangible asset	—	—	4.3	—
Operating income (loss)	(0.7)	7.4	(11.6)	6.1
Interest expense, net	2.5	0.9	1.6	0.9
Income (loss) before income taxes	(3.2)	6.5	(13.2)	5.2
Income tax benefit (expense)	0.8	(2.2)	4.6	(1.8)
Net income (loss)	(2.4)%	4.3%	(8.6)%	3.4%

Our operations consist of two reportable segments:  frozen products and snack products.  The frozen products segment includes frozen fruits, vegetables, beverages, blends, desserts, biscuits and other frozen snacks for sale primarily to groceries, club stores, mass merchandisers and industrial customers.  The snack products segment includes manufactured potato chips, kettle chips, potato crisps, potato skins, pellet snacks, sheeted dough products, cereal, popcorn and extruded products for sale primarily to snack food distributors and retailers.

Net Revenues.  Consolidated net revenues decreased 3.7% to $69.9 million in the quarter ended September 26, 2015, a decrease of $2.7 million compared to $72.6 million for the quarter ended September 27, 2014.  Excluding the Fresh Frozen brand*, consolidated net revenues increased 3.8% for the quarter ended September 26, 2015.  Net revenues for the nine months ended September 26, 2015 increased 0.9% compared to the nine months ended September 27, 2014.  Excluding the Fresh Frozen business since the product recall*, consolidated net revenues increased 8.1% for the nine months ended September 26, 2015.  Our net revenues by operating segment were as follows (in thousands):

	Quarters Ended			Nine Months Ended
	September 26, 2015	September 27, 2014	% Change	September 26, 2015	September 27, 2014	% Change
Frozen	$40,466	$46,123	(12.3)%	$126,715	$133,916	(5.4)%
Snack	29,399	26,433	11.2%	87,179	78,001	11.8%
Consolidated	$69,865	$72,556	(3.7)%	$213,894	$211,917	0.9%

Our frozen products segment net revenues were $40.5 million for the quarter ended September 26, 2015, a decrease of $5.7 million, or 12.3%, compared to $46.1 million for the quarter ended September 27, 2014.  The reduction in net revenues was primarily due to a 33.1% decrease in sales of our frozen vegetables products in connection with the voluntary product recall announced April 23, 2015 which temporarily interrupted sales.  Sales of our frozen berries were up slightly driven by strength in our branded and private label products, partially offset by the impact of the lost distribution of Canadian regions of our largest customer.  Excluding the Fresh Frozen brand*, net revenues of our frozen products segment decreased 2.5% for the quarter ended September 26, 2015.

During the nine months ended September 26, 2015, our frozen products segment net revenues were $126.7 million, down $7.2 million, or 5.4%, compared to $133.9 million for the nine months ended September 27, 2014.  This decrease was primarily due to the decrease of 26.7% in sales of our frozen vegetables products as a result of the product recall, partially offset by the positive growth from our frozen berry products, which increased 5.7%.  Excluding the Fresh Frozen business since the product recall*, net revenues of the frozen segment increased 5.5% for the nine months ended September 26, 2015.

Our snack products segment net revenues were $29.4 million for the quarter ended September 26, 2015, an increase of $3.0 million, or 11.2%, compared to $26.4 million for the quarter ended September 27, 2014.  During the third quarter of 2015, sales of our Boulder Canyon Authentic Foods® branded products increased 18.6% and sales of our private label products increased 37.7%.  These gains were partially offset by a decrease in net revenues from our indulgent specialty products.

During the nine months ended September 26, 2015, our snack products segment net revenues were $87.2 million, up $9.2 million, or 11.8%, compared to $78.0 million for the nine months ended September 27, 2014.  This increase was primarily attributable to sales of our Boulder Canyon® products, which increased 28.2% during the nine months ended September 26, 2015, compared to the nine months ended September 27, 2014, and a 38.5% increase in sales of our private label products.  These gains were partially offset by a 32.2% decrease of our co-pack business due to a temporary lag in production as we changed to a new packaging size in the first quarter.

*See “Non-GAAP Data and Reconciliations” below for information on the calculation of net revenues excluding the Fresh Frozen business since the product recall.

Gross Profit.  Gross profit was $8.7 million for the quarter ended September 26, 2015, compared to $12.9 million for the quarter ended September 27, 2014.  For the nine months ended September 26, 2015, gross profit totaled $13.0 million compared to $37.9 million for the nine months ended September 27, 2014.  The product recall announced on April 23, 2015 negatively impacted gross profit for the quarter and nine months ended September 26, 2015 as a result of the costs of the recall as well as the impact of reduced sales of frozen vegetables while our Jefferson, Georgia facility was temporarily shut down.  For the quarter ended September 26, 2015, gross profit excluding the effects of the recall* totaled $9.1 million, compared to $12.9 million for the quarter ended September 27, 2014.  For the nine months ended September 26, 2015, gross profit excluding the effects of the recall** totaled $29.8 million, compared to $37.9 million for the nine months ended September 27, 2014.

Our gross profit and gross profit as a percentage of net sales by operating segment were as follows (in thousands):

	Quarters Ended				Nine Months Ended
	September 26, 2015	% of Net Revenues	September 27, 2014	% of Net Revenues	September 26, 2015	% of Net Revenues	September 27, 2014	% of Net Revenues
Frozen	$4,386	10.8%	$7,846	17.0%	$(511)	(0.4)%	$22,788	17.0%
Snack	4,314	14.7%	5,080	19.2%	13,536	15.5%	15,157	19.4%
Consolidated	$8,700	12.5%	$12,926	17.8%	$13,025	6.1%	$37,945	17.9%

Our frozen segment gross profit for the quarter ended September 27, 2015 decreased $3.5 million, or 44.1%, to $4.4 million compared to $7.8 million for the quarter ended September 27, 2014.  As a result of the product recall which temporarily suspended finished goods production, we utilized a number of co-packers to assist in production of finished product of our Fresh Frozen business.  Excluding the effects of the recall**, gross profit for our frozen segment totaled $4.8 million for the quarter ended September 26, 2015, compared to $7.8 million for the quarter ended September 27, 2014. These increased costs as well as the increased freight negatively impacted the Fresh Frozen business gross margin.  The decrease in gross margin for the frozen division was also impacted by the reduced margin of our frozen berry products because berry prices for the 2014 harvest were higher than the previous harvest and we did not have a corresponding increase in sales prices.

For the nine months ended September 26, 2015, gross profit for our frozen segment totaled $(0.5) million, compared to gross profit of $22.8 million for the nine months ended September 27, 2014.  Excluding the effects of the recall**, gross profit for our frozen segment totaled $16.3 million for the nine months ended September 26, 2015, compared to $22.8 million for the nine months ended September 27, 2014.  This decrease in gross margin for the frozen products segment, exclusive of the recall**, was primarily due to increased freight costs and reduced margin of our frozen berry products since berry prices for the 2014 harvest were higher than the previous harvest and we did not have a corresponding increase in sales prices.

Our snack products segment gross profit for the quarter ended September 26, 2015 decreased $0.8 million, or 15.1%, to $4.3 million compared to $5.1 million for the quarter ended September 27, 2014.  As a percentage of net revenues, gross margin for the snack products segment decreased 450 basis points to 14.7% for the quarter ended September 26, 2015 from 19.2% for the quarter ended September 27, 2014.  This decrease in gross profit and gross margin percentage was primarily attributable to higher costs resulting from using co-packers to supplement production of our growing kettle chip business.

For the nine months ended September 26, 2015, gross profit for our snack products segment decreased $1.6 million, or 10.7%, to $13.5 million, compared to $15.2 million for the nine months ended September 27, 2014.  As a percentage of net revenues, gross margin for the snack products segment decreased 390 basis points to 15.5% for the nine months ended September 26, 2015 from 19.4% for the nine months ended September 27, 2014.  This decrease in gross profit and gross margin percentage was primarily attributable to higher costs resulting from using co-packers to supplement production of our growing kettle chip business and increased freight costs.

**See “Non-GAAP Data and Reconciliations” below for information on the calculation of gross profit exclusive of recall costs.

Selling, General and Administrative Expenses.  Selling, general and administrative (“SG&A”) expenses were $9.2 million for the quarter ended September 26, 2015, compared to $7.6 million for the quarter ended September 27, 2014.  Excluding the effects of the recall***, which primarily reflects incremental professional fees of $0.6 million, SG&A expenses were $8.6 million, or 12.4% of net revenues, for the quarter ended September 26, 2015.  SG&A expenses for the quarter ended September 27, 2014 was particularly impacted by the Fresh Frozen Foods contingent consideration adjustment, the Jamba litigation settlement and the secondary offering costs.  Excluding these items, SG&A expenses totaled $8.9 million, or 12.3% of net revenues, for the quarter ended September 27, 2014.

For the nine months ended September 26, 2015, SG&A expenses was $28.6 million, compared to $25.0 million during the nine months ended September 27, 2014.  Excluding the professional fees associated with the recall*** of $2.1 million, SG&A expenses totaled $26.5 million, or 12.4% of net revenues, for the nine months ended September 26, 2015. SG&A expenses for the nine months ended September 27, 2014 was particularly impacted by the Fresh Frozen Foods contingent consideration adjustment, the Jamba litigation settlement and the secondary offering costs.  Excluding these items, SG&A expenses totaled $26.9 million, or 12.7% of net revenues, for the nine months ended September 27, 2014.

***See “Non-GAAP Data and Reconciliations” below for information on the calculation of selling, general and administrative expenses exclusive of recall costs.

Impairment of Intangible Asset.  The $9.3 million impairment charge recorded in the nine months ended September 26, 2015 relates to the write-off of the carrying value of the Fresh Frozen customer relationships intangible asset.  For a description of our intangible assets, see “Note 5. Goodwill, Trademarks and Other Intangibles” to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Interest Expense.  Interest expense was $1.7 million for the quarter ended September 26, 2015, compared to $0.6 million for the quarter ended September 27, 2014, increasing primarily as a result of increased borrowings under our revolving line of credit and borrowings under the Bridge Loans during the 2015 period.  For the nine months ended September 26, 2015, interest expense was $3.4 million, compared to $1.9 million during the nine months ended September 27, 2014 as a result of higher debt balances.  For a description of our various financing facilities, see “Note 7. Long-Term Debt” to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Income Tax Benefit (Expense).  Income tax benefit was $0.5 million for the quarter ended September 26, 2015, compared to income tax expense of $1.6 million for the quarter ended September 27, 2014.  Our effective tax rate for the third quarter ended September 26, 2015 and September 27, 2014 was 23.6% and 34.5%, respectively.

Income tax benefit was $9.9 million for the nine months ended September 26, 2015, compared to income tax expense of $3.9 million for the nine months ended September 27, 2014.  Our effective tax rate for the nine months ended September 26, 2015 and September 27, 2014 was 35.1% and 35.3%, respectively.

Non-GAAP Data and Reconciliations

Under the headings “Net Revenues”, we reported net revenues excluding the Fresh Frozen business since the product recall.  Net revenues exclusive of the Fresh Frozen business since the product recall is a non-GAAP measures and exclude the impacts of the Fresh Frozen business since the product recall event.  We reported net revenues excluding the Fresh Frozen business since the product recall because we believe they provide useful information regarding the Company’s normal operating results and allow for better comparability with prior period operating results.  Nevertheless, amounts reported net revenues excluding the Fresh Frozen business since the product recall have certain limitations as analytical tools and should not be used as substitutes for net revenues prepared in accordance with GAAP.

A reconciliation of net revenues excluding the Fresh Frozen business since the product recall to net revenues, the most directly comparable GAAP measure, is as follows (in thousands):

	Quarters Ended		Nine Months Ended
	September 26, 2015	September 27, 2014 (1)	September 26, 2015	September 27, 2014 (1)
Consolidated:
Net revenues exclusive of the Fresh Frozen business since the product recall	$60,016	$57,835	$202,114	$186,956
Net revenues of the Fresh Frozen business since the product recall	9,849	14,721	11,780	24,961
Net revenues	$69,865	$72,556	$213,894	$211,917

Frozen products segment:
Net revenues exclusive of the Fresh Frozen business since the product recall	$30,617	$31,402	$114,935	$108,955
Net revenues of the Fresh Frozen business since the product recall	9,849	14,721	11,780	24,961
Net revenues	$40,466	$46,123	$126,715	$133,916

(1)         Net revenue amounts for the quarter and nine month periods ended September 27, 2014 have been presented to exclude net revenues of the Fresh Frozen business of the comparable period of the 2014 year.

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

A reconciliation of gross profit exclusive of recall costs to gross profit, the most directly comparable GAAP measure, is as follows (in thousands):

	Quarter Ended September 26, 2015	Nine Months Ended September 26, 2015
Gross profit, excluding product recall costs	$9,118	$29,830
Estimated costs related to the product recall, including product expected to be returned, the write-down of inventory, and incremental co-packing costs	(4,590)	(20,977)
Insurance recovery of product recall costs	4,172	4,172
Gross profit	$8,700	$13,025

A reconciliation of selling, general and administrative expenses exclusive of recall costs to selling, general and administrative expenses, the most directly comparable GAAP measure, is as follows (in thousands):

	Quarter Ended September 26, 2015	Nine Months Ended September 26, 2015
Selling, general and administrative expenses, excluding product recall costs	$8,639	$26,508
Incremental recall-related professional fees	594	2,094
Selling, general and administrative expense	$9,233	$28,602

Liquidity and Capital Resources

Liquidity represents our ability to generate sufficient cash flows from operating activities to satisfy obligations, as well as our ability to obtain appropriate financing.  Therefore, liquidity cannot be considered separately from capital resources that consist primarily of current and potentially available funds for use in achieving our objectives.  Currently, our liquidity needs arise primarily from working capital requirements, capital expenditures and debt repayment.  Net working capital was $42.8 million (a current ratio of 1.5:1) and $55.0 million (a current ratio of 2.5:1) at September 26, 2015 and December 27, 2014, respectively.

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

Net cash used in operating activities was $12.3 million for the nine months ended September 26, 2015, compared to net cash used in operating activities of $5.6 million for the nine months ended September 27, 2014.  The year-over-year increase of $6.7 million was primarily a result of the cash outlays attributable to the product recall, as well as the impact of reduced sales of frozen vegetables while our Jefferson, Georgia facility was temporarily shut down.

Investing Cash Flows

Net cash used in investing activities was $9.0 million for the nine months ended September 26, 2015, compared $12.1 million for the nine months ended September 27, 2014.  Payments of contingent consideration related to the acquisition of Willamette Valley Fruit Company totaled $0.2 million during the nine months ended September 26, 2015, compared with $1.3 million during the nine months ended September 27, 2014.  Capital expenditures of $8.8 million in the nine months ended September 26, 2015 primarily related to the purchase of manufacturing and packaging equipment at our Goodyear, Arizona facility, building and equipment enhancements in our Jefferson, Georgia facility, as well capitalized software costs associated with an ERP system upgrade.  Capital expenditures of $10.8 million in 2014 relate to the purchase of $8.0 million of manufacturing equipment, primarily related to new packaging and extrusion equipment at our Bluffton, Indiana facility, as well new freezing tunnels at our Lynden, Washington, and Salem, Oregon facilities. We also incurred approximately $0.9 million in planting costs at our Lynden, Washington facility.  During the full year 2015, we plan to spend between $10 - $12 million in capital expenditures, primarily at our manufacturing facilities.  Capital expenditures are funded by net cash flow from operating activities, and borrowings under our loan facilities.

Financing Cash Flows

Net cash provided by financing activities for the nine months ended September 26, 2015 was $21.8 million, compared to $17.5 million in the nine months ended September 27, 2014.  The $4.3 million year-over-year increase in cash provided by financing activities is primarily due to higher net borrowings on debt agreements, combined with $0.8 million of cash outflows related to debt issuance costs paid during the nine months ended September 26, 2015.

Debt and Capital Resources

At September 26, 2015, there was $0.9 million in cash and $23.4 million borrowed on our revolving line of credit. At that date, $6.6 million of additional borrowings were available under the revolving line of credit. As is customary in such financings, U.S. Bank may terminate its commitments and accelerate the repayment of amounts outstanding and exercise other remedies upon the occurrence of an event of default (as defined in the Loan Agreement), subject, in certain instances, to the expiration of an applicable cure period. Certain events may trigger an acceleration of repayment of the amounts outstanding under the Loan Agreement as defined in the agreement. The agreement requires us to maintain compliance with certain financial covenants, including a minimum fixed charge coverage ratio, a leverage ratio and a current ratio.

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

In order to address the Company’s liquidity needs, the Company sought and secured additional financing from U.S. Bank, on behalf of a syndicate of lenders under its Senior Credit Facility, in the form of two Bridge Loans totaling $27.0 million, $5.0 million of which was repaid during the quarter ended September 26, 2015.  The Bridge Loans mature on November 30, 2015.  In addition, the Company engaged a leading financial advisor to provide financial advisory and investment banking services to the Company in connection with exploring short and longer term solutions to its capital requirements, including securing funds necessary to pay off the Bridge Loans or, alternatively, to refinance the obligations under the Senior Credit Facility and the Bridge Loans.  The Company is actively engaged in negotiations with lenders to refinance the Senior Credit Facility and the Bridge Loans.  No assurance can be given that these negotiations will be successfully concluded or that a transaction of any type will occur.  The Company’s inability to timely secure alternative sources of financing would have a material adverse effect on its business, financial condition, prospects and results of operations.

Our Senior Credit Facility and the Bridge Loans are secured by substantially all of our assets and our obligations under these facilities are guaranteed by our subsidiaries.  Should we default in the repayment of the Bridge Loans, in the payment of other amounts due under the Senior Credit Facility, or breach any of the covenants set forth in the agreements governing these obligations, U.S. Bank would have the right, upon written notice and after the expiration of any applicable cure periods, to demand immediate payment of all of the then unpaid principal and accrued but unpaid interest under the Senior Credit Facility and the Bridge Loans.  A default under the Senior Credit Facility would also trigger defaults under certain of the Company’s other indebtedness that include cross-default provisions.  Should U.S. Bank demand immediate payment of such obligations, we would not have sufficient funds to repay such obligations or the obligations under any cross-defaulted indebtedness and such event would have a material adverse effect on our business, financial condition, prospects and results of operations.

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

Item 4.  Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective for the purpose of providing reasonable assurance that the information required to be disclosed in the reports we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission (“SEC”) rules and forms and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

During the fiscal quarter ended September 26, 2015, there were no changes to the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

INVENTURE FOODS, INC. AND SUBSIDIARIES

Part II.  Other Information

Item 1.         Legal Proceedings

For a discussion of legal proceedings, see “Note 8, Commitments and Contingencies-Legal Proceedings” to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors

During the quarter and nine months ended September 26, 2015, there were no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 27, 2014 filed with the SEC on March 10, 2015 and our Quarterly Report on Form 10-Q for the quarterly period ended March 28, 2015 filed with the SEC on May 7, 2015.

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

Dated:	November 5, 2015	INVENTURE FOODS, INC.

		By:	/s/ Steve Weinberger
Steve Weinberger
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)