Form 10-K
period 2015-12-26
INVENTURE FOODS, INC.
filed 2016-03-10
CIK 944508

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 26, 2015

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐ No  ☒

The aggregate market value of the voting stock (common stock) held by non-affiliates of the registrant was approximately $206.8 million based upon the closing market price on June 26, 2015, the last business day of the registrant’s most recently completed second fiscal quarter.

The number of issued and outstanding shares of the registrant’s common stock, $.01 par value, as of March 2, 2016 was 19,610,838.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the registrant’s 2016 annual meeting of stockholders to be held on May 11, 2016 are incorporated herein by reference in Part III of this Form 10-K to the extent stated herein.

INVENTURE FOODS, INC. AND SUBSIDIARIES

ANNUAL REPORT ON FORM 10-K

Year Ended December 26, 2015

Cautionary Statement Regarding Forward-Looking Statements

Our disclosure and analysis in this Annual Report on Form 10-K (“Form 10-K) and in our 2015 Annual Report to Stockholders contain “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995.  From time to time, we also provide forward-looking statements in other materials we release to the public, as well as oral forward-looking statements.  We have tried, wherever possible, to identify such statements by using words such as “anticipate,” “believe,” “expect,” “intend,” “estimate,” “project,” “may,” “should,” “will,” “likely,” “will likely result,” “will continue,” “future,” “plan,” “target,” “forecast,” “goal,” “observe,” “seek,” “strategy” and other words and terms of similar meaning.  The forward-looking statements in this Form 10-K reflect the Company’s current views with respect to future events and financial performance.

Forward-looking statements are neither historical facts nor assurances of future performance.  Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to certain risks and uncertainties, including, without limitation, general economic conditions, increases in cost or availability of ingredients, packaging, energy and employees, price competition and industry consolidation, ability to execute strategic initiatives, product recalls or safety concerns, disruptions of supply chain or information technology systems, customer acceptance of new products and changes in consumer preferences, food industry and regulatory factors, interest rate risks, dependence upon major customers, dependence upon existing and future license agreements, the possibility that we will need additional financing due to future operating losses or in order to implement the Company’s business strategy, acquisition and divestiture-related risks, volatility of the market price of the Company’s common stock, $.01 par value (“Common Stock”), and those other risks and uncertainties discussed herein, that could cause actual results to differ materially from historical results or those anticipated.  In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this Form 10-K will in fact transpire or prove to be accurate.  Readers are cautioned to consider the specific risk factors described herein and in “Item 1A. Risk Factors” of this Form 10-K, and not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof.

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

PART I

Item 1.           Business.

General

Inventure Foods, Inc., a Delaware corporation (referred to herein as the “Company,” “Inventure Foods,” “we,” “our,” or “us”), is a leading marketer and manufacturer of healthy/natural and indulgent specialty snack food brands with more than $282 million in annual net revenues for the most recently completed fiscal year.  We are headquartered in Phoenix, Arizona with plants in Arizona, Florida, Georgia, Indiana, Oregon and Washington.  Our executive offices are located at 5415 East High Street, Suite 350, Phoenix, Arizona 85054, and our telephone number is (623) 932-6200.

The Company was formed in 1995 as a holding company to acquire a potato chip manufacturing and distribution business that was founded by Donald and James Poore in 1986.  In December 1996, we completed an initial public offering of our Common Stock.  In November 1998, we acquired the business and certain assets, including the Bob’s Texas Style® potato chip brand, of Tejas Snacks, L.P., a Texas-based potato chip manufacturer.  In October 1999, we acquired Wabash Foods, LLC (“Wabash”), including the Tato Skins®, O’Boisies® and Pizzarias® trademarks and its Bluffton, Indiana manufacturing operation, and assumed all of Wabash’s liabilities.  In June 2000, we acquired Boulder Authentic Foods, Inc., including the Boulder Canyon® brand of potato chips.  In May 2006, we changed our name from Poore Brothers, Inc. to The Inventure Group, Inc.  In May 2007, we acquired a farming operation and berry processing facility in Lynden, Washington from Rader Farms, Inc. (“Rader Farms”).  In May 2010, we changed our name from The Inventure Group, Inc. to Inventure Foods, Inc.  In May 2013, we acquired the berry processing business of Willamette Valley Fruit Company, LLC (“Willamette Valley Fruit Company”), including the Willamette Valley Fruit CompanyTM frozen fruit and vegetable products.  In November 2013, we acquired Fresh Frozen Foods, LLC (“Fresh Frozen Foods”), including the Fresh FrozenTM frozen fruit and vegetable products. In September 2014, we acquired certain assets of a small boutique frozen desserts business, Sin In A TinTM.

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

The contributions of each of our product segments to net revenues from external customers and gross profit are set forth in Note 12 “Business Segments and Significant Customers”  to the Consolidated Financial Statements in Part II, Item 8 of this Form 10-K.

Products

For the fiscal years 2015, 2014 and 2013, net revenues totaled $282.6 million, $285.7million and $215.6 million, respectively.

In our healthy/natural food category, products include Rader Farms® frozen berries, Boulder Canyon® Authentic Foods brand kettle cooked potato chips, Willamette Valley Fruit CompanyTM frozen fruit and vegetables, Fresh FrozenTM frozen fruit and vegetables, Jamba® branded blend-and-serve smoothie kits under license from Jamba Juice Company, Seattle’s Best Coffee® Frozen Coffee Blends branded blend-and-serve frozen coffee beverage under license from Seattle’s Best Coffee, LLC, and Sin In A TinTM chocolate pate and other frozen desserts and private label frozen fruit and healthy/natural snacks.  For the year ended December 26, 2015, our healthy/natural food category represented 83.8% of net sales. For fiscal 2015, 2014 and 2013, net revenues of our healthy/natural food category totaled $236.7 million, $236.6 million and $152.2 million, respectively.

In our indulgent specialty snack food category, products include T.G.I. Friday’s® brand snacks under license from T.G.I. Friday’s, Nathan’s Famous® brand snack products under license from Nathan’s Famous Corporation, Vidalia® brand snack products under license from Vidalia Brands, Inc., Poore Brothers® kettle cooked potato chips, Bob’s Texas Style® kettle cooked chips and Tato Skins® brand potato snacks. We also manufacture private label snack chip products for several grocery chains and natural stores and co-pack products for other snack manufacturers.  While extremely price competitive, we believe that such arrangements provide a profitable opportunity for us to improve the capacity utilization of our manufacturing facilities. For fiscal 2015, 2014 and 2013, net revenues of our indulgent specialty snack category totaled $45.9 million, $49.1 million and $63.3 million, respectively.

During fiscal 2015 and 2014, we launched the following new products under our existing brands:

Brand	Fiscal 2015	Fiscal 2014
Frozen Products Segment:
Rader Farms®	• Fresh Start Organic Line

•        Fruit Plus Vitamins Mixed Berry

•        Fruit Plus Vitamins Plus Strawberry

•        Fruit Plus Vitamins Plus Blueberry

•        Summers Peak Blueberry

•        Fresh Start Morning Vitality

•        Fresh Start Daily Power

•        Fresh Start Sunrise Refresh

Jamba®	• Razzmatazz • Organic Strawberries Wild • Orange Fusion	• Strawberry Wild Mexico • Blue Fusion • Red Fusion
Fresh Frozen™	• N/A	• Steamables • Country Blends • Triple Berry Blends
Snack Products Segment:
Boulder Canyon®

•        Coconut Oil Sea Salt Kettle Chips

•        Coconut Oil Pineapple Habanero Kettle Chips

•        Coconut Oil Red Curry Kettle Chips

•        Coconut Oil Sea Salt Popcorn

•        Avocado Oil Sea Salt Popcorn

•        Olive Oil White Cheddar Popcorn

•        Authentic Foods Asiago Cheese Protein Chip

•        Chocolate Protein Chip

•        Chocolate Arise Cereal

•        Yogurt Arise Cereal

•        Organic Vegi Sticks

•        Organic Kettle Chips with Sea Salts

•        Thanksgiving Feast Variety Pack

Nathan’s Famous®	• N/A	• Beer Battered Onion Rings
T.G.I. Friday’s®	• Low Fat Hot Fries • Low Fat Cheese Fries • Sweet Potato Skins • Snack Mix (Sweet & Spicy, Sweet BBQ, Sriracha Ranch, Cheddar Bacon)	• Bacon Ranch Potato Skins
Poore Brothers®	• Sriracha Ranch Potato Chips	• N/A
Bob’s Texas Style®	• Bacon & Jack • Olive Oil	• N/A
Vidalia®	• Sweet Potato Crisps	• Sweet Onion Kettle • Sweet Onion BBQ Kettle • Zesty Ranch Sweet Onion Petal

The contributions of each product segment to net revenues from external customers are set forth in Note 12 “Business Segments and Significant Customers” to the Consolidated Financial Statements in Part II, Item 8 of this Form 10-K.

Business Strategy

Our business strategy is to continue building a diverse portfolio of high quality, competitively priced healthy/natural food brands and indulgent specialty snack food brands through expansion of existing brands, licensing, acquisition and development.  Our goals are to (i) capitalize on healthy/natural and indulgent specialty snack food brand opportunities, (ii) deliver incremental category growth for retailers, (iii) provide product innovation targeted to a defined consumer segment, (iv) build relationships with major retailers in all channels of distribution by providing them higher margins, excellent customer service and continued innovation and (v) maintain a diverse set of brands, products, customers and channels.  The primary elements of our long-term business strategy are as follows:

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

Broaden Distribution of Existing Brands.  We plan to increase distribution and the market share of our existing branded products through selected trade activity in various existing or new markets and channels. Marketing efforts may include, among other things, trade advertising and promotional programs with distributors and retailers, in-store advertisements, in-store displays and limited consumer advertising, public relations and coupon programs. We believe growth opportunities exist to increase the distribution of our (i) Boulder Canyon®, Fresh Frozen™ and Radar Farms products in grocery stores, which have all-commodity volumes, or ACVs, in such stores of less than 38% for Boulder Canyon®, less than 20% for Fresh Frozen™ and less than 20% for Radar Farms, (ii) Boulder Canyon® and Fresh FrozenTM products in mass merchandise stores, (iii) Boulder Canyon® and Radar Farms products in club stores, and (iv) Boulder Canyon® products in natural, drug and convenience stores. Our Boulder Canyon® products have an ACV of approximately 83% in natural food stores.

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

Leverage Infrastructure and Capacity.     Our Bluffton, Indiana, Goodyear, Arizona, Lynden, Washington, Salem, Oregon, Jefferson, Georgia, and Thomasville, Georgia facilities operated at approximately 25%, 90%, 70%, 70%, 50% and 50% of their respective manufacturing capacities as of December 26, 2015.  We intend to continue to expand our branded product lines, as well as secure new manufacturing opportunities in private label and co-packing arrangements. In addition, we plan to continue capital investment in our plants and improve operating efficiencies.

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

Manufacturing

Our Company-owned manufacturing facility in Bluffton, Indiana produces snack products utilizing a sheeting and frying process with three fryer lines that can produce up to approximately 9,000 pounds per hour and two extruded lines capable of producing up to 4,000 pounds per hour. Previously introduced production capabilities at our Bluffton, Indiana facility allow us to use existing equipment to make additional snacks, including pellet snacks, which are entirely different in appearance and taste from our other product lines. We believe this technology will help expand our product lines and facilitate growth. In fiscal 2013, we installed additional packaging capacity to meet increasing demand on branded, licensed and contract manufacturing opportunities.  In fiscal 2014, we installed additional extrusion capacity to service this growing business segment.  We also produce snack products for customers under private label and co-packing agreements. Our Indiana facility is operating at approximately 20% of sheeted processing capacity and 35% of extruded capacity as of December 26, 2015.

Our Company-owned manufacturing facility in Goodyear, Arizona has the capacity to produce up to approximately 4,600 pounds of potato chips per hour, including 2,500 pounds of batch-fried potato chips per hour and 2,100 pounds of continuous-fried potato chips per hour. Poore Brothers®, Bob’s Texas Style®, Boulder Canyon® Authentic Foods, co-packing and private label branded potato chips are produced in a variety of flavors utilizing a batch-frying process. While conventional continuous line cooking methods may produce higher production volume, we believe that our batch-frying process is superior and produces premium potato chip products with enhanced crispness and distinctive flavor. In the fourth quarter of fiscal 2015 we installed two additional batch-frying kettles. Our Arizona facility is operating at approximately 90% of packaging capacity as of December 26, 2015.  In February 2016, we completed the installation of two additional batch-frying kettles and additional packaging equipment in Goodyear and we plan on adding four more batch-frying kettles in Bluffton by the end of the second quarter of fiscal 2016.  These new kettles will reduce our potato chip packaging capacity to 79% in 2016 compared to 90% in 2015, while also significantly reducing our use of co-packers.

Our Company-owned Rader Farms farming facility in Lynden, Washington has the capacity to grow up to eight million pounds of raspberries and blueberries per year. Rader Farms grows, processes and markets premium berry blends, raspberries, blueberries, and rhubarb and purchases marionberries, cherries, cranberries, strawberries and other fruits from a select network of fruit growers for resale. The fruit is processed and packaged for sale and distribution nationally to wholesale customers under the Rader Farms® brand, as well as through store brands. We also use third-party processors for certain products. Our individually quick frozen, or IQF, processing facilities located at the same location have the capacity to apply the IQF process to 55 million pounds of berries annually.  In fiscal 2013, we invested in new processing equipment to more effectively and efficiently cool the fruit after being harvested, thereby increasing quality. Additionally, we added a packaging line to increase capacity. In 2014, additional IQF processing equipment was added to further increase capacity. Our Washington processing facility is operating at approximately 70% of packaging capacity as of December 26, 2015.

In May 2013, we acquired the berry processing business of Willamette Valley Fruit Company. Willamette Valley Fruit Company has two plants in Salem, Oregon. Both plants occupy leased facilities and process and package marionberries, other blackberries, blueberries, strawberries, cranberries, rhubarb, and other fruits and vegetables for industrial customers, as well as contract manufacturing and private label brands. The processing facility has four IQF lines capable of freezing 35,000 pounds per hour of fruit during peak production. As this plant is seasonal with the fruit harvests, it operates at approximately 100% of capacity in the peak production months of June through September and at approximately 20% of capacity the remainder of the year. The packaging plant has the ability to package up to approximately 19 million pounds annually and is operating at 70% of capacity as of December 26, 2015.

In November 2013, we acquired Fresh Frozen Foods. Fresh Frozen Foods has two plants located in Jefferson, Georgia and Thomasville, Georgia which process and package IQF vegetables, breads and other items sold under the Fresh FrozenTM brand. The Jefferson plant operates as a packaging facility capable of packaging approximately 95 million pounds of products annually. This plant is operated at approximately 70% of capacity as of December 26, 2015. The Thomasville facility is a processing facility which has one IQF line capable of producing approximately 77 million pounds of IQF carrots, peas, potatoes, onions and other vegetables and fruits annually. This plant is operated at approximately 50% of capacity as of December 26, 2015.

Marketing and Distribution

We conduct our marketing efforts through three principal sets of activities: (i) consumer marketing in print, outdoor, digital and social media; (ii) consumer incentives such as coupons; and (iii) trade promotions to support price features, displays and other merchandising of our products by our customers.

Our products are sold through a number of channels, including: grocery stores, natural food stores, mass merchandisers, drug and convenience stores, club stores, value, vending, food service, industrial and international. Our products are distributed through Company-owned and third-party warehouses, direct store delivery, distribution centers and other facilities.

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

Customers

Costco accounted for approximately 23%, 26% and 35% of the Company’s 2015, 2014 and 2013 net revenues, respectively.  With the addition of our Willamette Valley Fruit Company and Fresh Frozen Foods businesses in 2013, Costco accounted for approximately 27% of consolidated 2013 pro forma net revenues (see Note 3 “Acquisitions” to the Consolidated Financial Statements in Part II, Item 8 of this Form 10-K).  The remainder of our revenues were derived from sales to customers, grocery chains, club stores, regional distributors and other manufacturers, none of which individually accounted for more than 10% of our net revenues in fiscal 2015.  A decision by any of our major customers to cease or substantially reduce their purchases could have a material adverse effect on our business.

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

Our frozen berry products generally compete against other packaged berries on the basis of quality and price. Key competitors include Townsend Farms, Inc., Sunopta Inc., Cascadia Farm of Small Planet Foods, Inc., Wyman’s of Maine, Dole Food Company, Inc., Frozen Foods Inc., Stahlbush Island Farms Inc. and other regional IQF and bagging fruit operations.  Obtaining freezer space at supermarkets and club stores is critical to successfully compete with other berry products, as supermarkets and club stores will frequently only carry one brand of frozen berry products, contrasted to snack products where multiple brands are typically carried.

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

Our smoothie kits generally compete against other packaged smoothie kits on the basis of quality and price. Key competitors include Dole Food Company, Inc. smoothies and a number of smaller competing brands. Obtaining freezer space at grocery, mass merchandiser and club stores is critical to successfully compete with other smoothie products, as grocery, mass merchandiser and club stores will frequently only carry two to three brands of frozen smoothie products, contrasted to snack products where multiple brands are typically carried.

The principal competitive factors affecting the markets in which we compete include product quality and taste, brand awareness among consumers, access to shelf or freezer space, price, advertising and promotion, varieties offered, nutritional content, product packaging and package design. We compete in our markets principally on the basis of product quality and taste. Frozen products are produced at our Lynden, Washington, Salem, Oregon and Thomasville, Georgia facilities utilizing IQF technology, for which we do not have exclusive rights.  However, we have patent pending technology to apply nutrients sourced from fruits and vegetables to boost the nutrition level in our fortified fruit products.  Products produced at our Bluffton, Indiana facility involve the use of unique technology including sheeted dough and pellet snacks. We do not have exclusive rights for this technology either. The taste and quality of the products we produce at our Goodyear, Arizona facility are largely attributable to two elements of our manufacturing process: batch-frying and distinctive seasonings to produce a variety of flavors. We do not have exclusive rights to the use of either element. Consequently, competitors may incorporate such elements into their own processes.

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

Employees

As of December 26, 2015, we had 1,100 total employees.  There are 972 employees in manufacturing and distribution, composed of 527 full-time, 66 part-time, and 379 temporary positions.  There are 44 employees in sales and marketing, and 84 in administration and finance.  Our employees are not represented by any collective bargaining organization, and we have never experienced a work stoppage.  We believe that our relations with our employees are good.

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

In 2000, we launched our T.G.I. Friday’s® brand snack products under a license agreement with T.G.I. Friday’s, which expires in December 2019.  In July 2009, we entered into a license agreement with Jamba Juice, which expires in 2035, and, in 2010, launched a line of Jamba® branded blend-and-serve smoothie kits.  In January 2011, we entered into a license agreement with Nathan’s Famous Corporation, which expires in 2031, and launched a line of Crunchy Crinkle Fries. In June 2012, we entered into a license agreement with Vidalia Brands, Inc. that expires in 2019 and launched a line of onion flavored snacks. In November 2012, we entered into a license agreement with Seattle’s Best Coffee LLC, with an initial term expiring in November 2017 and an automatic five-year extension upon meeting certain minimum sales targets, and created a line of blend-and-serve frozen coffee drink kits.

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

Seasonality

The food products industry is seasonal.  Consumers tend to purchase our snack products at higher levels during the major summer holidays and also at times surrounding major sporting events throughout the year.  Additionally, smoothie sales tend to peak during the warmer summer months. Our industrial berry business at Willamette Valley Fruit Company is generally slower during the first quarter of each fiscal year. Additionally, we may face seasonal price increases for raw materials.

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

Research and Development

We incur research and development costs to support growth through the introduction of new products and the improvement in quality of existing products.  We recorded $0.4 million, $0.3million and $0.3 million in fiscal 2015, 2014 and 2013, respectively, for research and development costs.

Available Information

Our Internet address is www.inventurefoods.com. We make available at this address, free of charge, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (the “SEC”). In this Form 10-K, we incorporate by reference as identified herein certain information from parts of our proxy statement for the 2016 annual meeting of stockholders, which we will file with the SEC and will be available free of charge on our website. Reports of our executive officers, directors and any other persons required to file securities ownership reports under Section 16(a) of the Exchange Act are also available through our website. Information contained on our website is not part of this Form 10-K.

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

Item 1A.        Risk Factors.

Our operations and financial results are subject to various risks and uncertainties, including those described below, that could materially adversely affect our business, financial condition, results of operations, cash flows and the trading price of our Common Stock.  You should read and carefully consider these risk factors, and the entirety of this Form 10-K, before you invest in our securities.

Risks Related to Our Business

We may not be successful in our future acquisition or other strategic transaction endeavors, if any, which could have an adverse effect on our business and results of operations.

A material element of our business strategy is the development, acquisition and/or licensing of innovative specialty food brands, for the purpose of expanding, complementing and/or diversifying our business. We may in the future engage in acquisitions or other strategic transactions, such as joint ventures or investments in other entities to facilitate this business strategy. We may be unable to identify suitable targets, opportunistic or otherwise, for acquisitions or other strategic transactions in the future. If we identify a suitable candidate, our ability to successfully implement the strategic transaction would depend on a variety of factors including our ability to obtain financing on acceptable terms and comply with the restrictions contained in our debt agreements. If we need to obtain our lenders’ consent to a strategic transaction, they may refuse to provide such consent or condition their consent on our compliance with additional restrictive covenants that limit our operating flexibility. Strategic transactions involve risks, including those associated with integrating the operations or maintaining the operations as separate (as applicable), financial reporting, disparate technologies and personnel of acquired companies, joint ventures or related companies; managing geographically dispersed operations, joint ventures or other strategic investments; the diversion of management’s attention from other business concerns; the inherent risks in entering markets or lines of business in which we have either limited or no direct experience; unknown risks; and the potential loss of key employees, customers and strategic partners of acquired companies, joint ventures or companies in which we may make strategic investments. We may not successfully integrate any businesses or technologies we may acquire or strategically develop in the future and may not achieve anticipated revenue and cost benefits relating to any such strategic transactions. Strategic transactions may be expensive, time consuming and may strain our resources. Strategic transactions may not be accretive to our earnings and may negatively impact our results of operations as a result of, among other things, the incurrence of debt, one-time write-offs of goodwill and amortization expenses of other intangible assets. In addition, strategic transactions that we may pursue could result in dilutive issuances of equity securities.

We may incur losses and costs as a result of any product recalls we are required to make or product liability claims that may be brought against us.

We may need to recall some of our products if they become adulterated or if they are mislabeled.  We may also be liable if the consumption of any of our products causes injury.  Such injury could result from tampering by unauthorized third parties; product contamination (such as listeria, e-coli, and salmonella) or spoilage; the presence of foreign objects, substances, chemicals, and other agents; residues introduced during the growing, storage, handling or transportation phases; or improperly formulated products.  A widespread product recall could result in significant and unexpected expenditures and losses due to the costs of a recall, the destruction of product inventory and lost sales due to the unavailability of product for a period of time.  We could also suffer losses from a significant product liability judgment against us.  The product liability and product recall insurance maintained by us may not be adequate to cover any loss or exposure for product liability, and such insurance may not continue to be available on terms acceptable to us.  Any product liability claim not fully covered by insurance, as well as any adverse publicity resulting from a product liability claim or product recall, could have a material adverse effect on our operating results, and could also result in adverse publicity, damage to our reputation and a loss of consumer confidence in our products.  In addition, our results could be adversely affected if consumers lose confidence in the safety and quality of our products, ingredients or packaging, even in the absence of a recall or a product liability case.

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

A significant portion of our revenues are derived from one customer.

Overall, Costco accounted for approximately 23% of our 2015 net revenues.  A decision by Costco to no longer carry certain frozen berry products could have a material adverse impact on our Frozen business.  A decision by any major customer to cease or substantially reduce its purchases, or a decrease in the popularity of frozen berries during any year, could have a material adverse effect on our operating results, and such decision by Costco would have a material adverse effect on our business, financial condition and results of operations.

We depend on a license agreement for the right to sell our T.G.I. Friday’s® brand.

For the year ended December 26, 2015, approximately 12% of our net revenues were attributable to the T.G.I. Friday’s® brand products, which are manufactured and sold by us under our license agreement with T.G.I. Friday’s that expires in December 2019.  The license agreement imposes certain requirements and conditions on us (including, without limitation, minimum sales targets).  Our failure to comply with these requirements and conditions could result in the early termination of this license agreement by T.G.I. Friday’s.  If we are unsuccessful in negotiating an extension of this license agreement, or the license agreement is not renewed at the expiration of its term or is terminated prior thereto, our business, financial condition and results of operations would be materially and adversely affected.

Our business may be adversely affected by oversupply of snack and frozen products at the wholesale and retail levels and seasonal fluctuations.

Profitability in the food product industry is subject to oversupply of certain snack and frozen products at the wholesale and retail levels, which can result in our products going out of date before they are sold.  The snack and frozen products industry is also seasonal.  Consumers tend to purchase our snack products at higher levels during the major summer holidays and also at times surrounding major sporting events throughout the year.  Our industrial berry business at Willamette Valley Fruit Company is generally slower during the first quarter of each fiscal year.  Additionally, we may face seasonal price increases for raw materials.  Such seasonal costs could materially and adversely affect our results of operations in any given quarter.

We may incur substantial costs in order to market our products.

Successful marketing of our products generally depends upon obtaining adequate retail shelf space for product display, particularly in supermarkets.  Frequently, food manufacturers and distributors, incur costs in order to obtain additional shelf space.  Whether or not we incur such costs in a particular market is dependent upon a number of factors, including demand for our products, relative availability of shelf space and general competitive conditions.  We may incur significant shelf space or other promotional costs as a necessary condition of entering into competition or maintaining market share in particular markets or stores.  If incurred, such costs may have a material adverse effect on our results of operations.

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

Risks Related to Our Indebtedness, the Economy and the Credit Markets

Our business is subject to the general health of the economy, including consumer spending, and any slowdowns or decreases in the U.S. economy could materially affect our revenue and operating results.

An economic slowdown in the U.S., including consumer spending, may cause substantial volatility in the stock market and layoffs and other restrictions on spending by companies in almost every business sector could impact our business in a variety of ways, including:

•

a reduction in consumer spending, which would result in a reduction in demand for our products or result in increased pressure from competitors or customers to reduce the prices of our products and/or limit our ability to increase or maintain prices, which could negatively impact our revenues and profitability.;

•	a negative impact on the ability of our customers to timely pay their obligations to us or our vendors to timely supply services, thus reducing our cash flow; and

•

an increase in payment risk with others we do business with, including customers, suppliers, distributors, financial institutions, insurance companies and other business partners, which could negatively impact our revenues and profitability.

Without similar changes in expenses, which may be difficult to achieve, our margins will contract if revenue falls, and ultimately may result in having a material adverse effect on our financial condition and results of operations.

We are required to maintain certain ongoing financial covenants under our credit facilities, and if we fail to meet those covenants or otherwise suffer a default thereunder, our lenders may accelerate the payment of such indebtedness.

On November 18, 2015, we entered into (i) a new five-year $50.0 million revolving credit facility (with all related loan documents, and as amended from time to time, the “ABL Credit Facility”) with Wells Fargo Bank, National Association (“Wells Fargo”), as the administrative agent, and the other lenders party thereto, and (ii) a new five-year $85.0 million term loan facility (with all related loan documents, and as amended from time to time, the “Term Loan Credit Facility”), with BSP Agency, LLC (“BSP), as administrative agent, and the other lenders party thereto, which facilities replaced our prior credit agreement with U.S. Bank National Association (“U.S. Bank”) dated November 8, 2013.  Our obligations under the ABL Credit Facility and the Term Loan Credit Facility (collectively, the “Credit Facilities”) are secured by substantially all of our assets and are guaranteed by our subsidiaries.  We are required to comply with certain financial and other restrictive covenants pursuant to these two credit facilities so long as borrowings remain outstanding thereunder.  Should we be in default under any of such covenants, Wells Fargo and BSP, as applicable, have the right, upon written notice and after the expiration of any applicable period during which such default may be cured, to demand immediate payment of all of the then unpaid principal and accrued but unpaid interest under the respective Credit Facility.  At December 26, 2015, we were in compliance with all covenants of each Credit Facility.

As we execute our business strategy, we may not be able to remain in compliance with our financial covenants.  Any acceleration of the borrowings under the ABL Credit Facility or the Term Loan Credit Facility prior to the applicable maturity dates could have a material adverse effect upon our business, financial condition and results of operations.  See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

Our substantial indebtedness could adversely affect our operations and financial condition.

Our operations are capital intensive, and we operate with a high amount of debt relative to our size. At December 26, 2015, we had (i) $26.0 million in aggregate principal amount of indebtedness outstanding under our ABL Credit Facility, and (ii) ) $85.0 million in aggregate principal amount of indebtedness outstanding under our Term Loan Credit Facility.  Our level of indebtedness could have important consequences, such as:

•                  limiting our ability to invest operating cash flow in our business due to debt service requirements;

•                  limiting our ability to obtain additional financing to fund growth, acquisitions, working capital, capital expenditures, debt service requirements or other cash requirements;

•                  limiting our operational flexibility due to the covenants contained in our debt agreements;

•                  limiting our ability to compete with companies that are less leveraged and that may be better positioned to withstand economic downturns;

•                  making us vulnerable to fluctuations in market interest rates, to the extent our debt is subject to floating interest rates or needs to be refinanced;

•                  requiring us to sell assets to reduce indebtedness or influence our decisions about whether to do so;

•                  increasing our vulnerability to general adverse economic and industry conditions; and

•                  limiting our flexibility in planning for, or reacting to, changes in our business and our industry.

Covenants in our debt instruments restrict or prohibit our ability to engage in or enter into a variety of transactions.

The Credit Facilities require us, under certain limited circumstances, to maintain certain financial ratios and limit our ability to make capital expenditures. These covenants and ratios could have an adverse effect on our business by limiting our ability to take advantage of financing, merger and acquisition or other corporate opportunities and to fund our operations. Breach of a covenant in the Credit Facilities could cause acceleration of a significant portion of our outstanding indebtedness. Any future debt could also contain financial and other covenants more restrictive than those imposed under the Credit Facilities.

A breach of a covenant or other provision in any debt instrument governing our current or future indebtedness could result in a default under that instrument and, due to cross-default and cross-acceleration provisions, could result in a default under our other debt instruments. Upon the occurrence of an event of default under the ABL Credit Facility, Term Loan Credit Facility or any other debt instrument, the lenders could elect to declare all amounts outstanding to be immediately due and payable and, in the case of the ABL Credit Facility, terminate all commitments to extend further credit. If we were unable to repay those amounts, the lenders could proceed against the collateral granted to them to secure the indebtedness. If the lenders under our current or future indebtedness accelerate the payment of the indebtedness, we cannot assure you that our assets or cash flow would be sufficient to repay in full our outstanding indebtedness.

The amount we can borrow under our ABL Credit Facility depends in part on the value of certain pledged collateral. If the value of such collateral declines under appraisals our lenders receive, the amount we can borrow will similarly decline. If the amount we can borrow declines as a result of the foregoing, we may be required to repay certain outstanding borrowings in order to remain in compliance with the covenants under the ABL Credit Facility.  In such event, we cannot assure you our cash flow would be sufficient to repay such indebtedness.

We may not be able to generate sufficient cash to service all of our debt, and may be forced to take other actions to satisfy our obligations under such indebtedness, which may not be successful.

Our ability to make scheduled payments on or to refinance our obligations under our debt will depend on our financial and operating performance and that of our subsidiaries, which, in turn, will be subject to prevailing economic and competitive conditions and to financial and business factors, many of which may be beyond our control. See the table under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Contractual Obligations” for disclosure regarding the amount of cash required to service our debt.

We may not maintain a level of cash flow from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness. If our cash flow and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, sell assets, seek to obtain additional equity capital or restructure our debt. Such alternative measures may not be successful and may not enable us to meet our scheduled debt service obligations. We may not be able to refinance any of our indebtedness or obtain additional financing, particularly because of our anticipated high levels of debt and the debt incurrence restrictions imposed by the agreements governing our debt, as well as prevailing market conditions. In the absence of such operating results and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. The instruments governing our indebtedness restrict our ability to dispose of assets and use the proceeds from any such dispositions. We may not be able to consummate those sales, or if we do, at an opportune time, or the proceeds that we realize may not be adequate to meet debt service obligations when due.

Global capital and credit market conditions could have an adverse effect on our ability to access the capital and credit markets, including our revolving credit facility.

Disruptions in the global credit markets that materially impact liquidity in the debt market, making financing terms for borrowers less attractive or, in some cases, unavailable altogether, have occurred in the past and may occur again in the future. Such a disruption could result in the unavailability of certain types of debt financing, including access to revolving lines of credit. We engage in borrowing and repayment activities under our revolving credit facility on an almost daily basis and have not had any disruption in our ability to access our revolving credit facility as needed. However, future credit market conditions could increase the likelihood that one or more of our lenders may be unable to honor its commitments under our revolving credit facility, which could have an adverse effect on our business, financial condition and results of operations.

Additionally, in the future we may need to raise additional funds to, among other things, fund our existing operations, improve or expand our operations, respond to competitive pressures, or make acquisitions. If adequate funds are not available on acceptable terms, we may be unable to meet our business or strategic objectives or compete effectively. If we raise additional funds by issuing equity securities, stockholders may experience dilution of their ownership interests, and the newly issued securities may have rights superior to those of the Common Stock. If we raise additional funds by issuing debt, we may be subject to further limitations on our operations arising out of the agreements governing such debt. If we fail to raise capital when needed, our business will be negatively affected.

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

Sales of substantial amounts of our Common Stock in the public market, or the perception that these sales could occur, could adversely affect the market price of our Common Stock and impair our ability to raise capital through offerings of our Common Stock.  As of December 26, 2015, we had 19,610,838 shares of our Common Stock outstanding.  In addition, as of December 26, 2015, there were outstanding options to purchase 644,602 shares of our Common Stock and 390,279 shares of Common Stock issuable upon the vesting of restricted stock units. Substantially all of our outstanding Common Stock is eligible for sale, subject to Rule 144 volume limitations for holders affected by such limitations, as are shares of our Common Stock issuable under vested and exercisable options. If our existing stockholders sell a large number of shares of our Common Stock or the public market perceives that existing stockholders might sell our Common Stock, the market price of our Common Stock could decline significantly. These sales might also make it more difficult for us to sell equity securities at a time and price that we deem appropriate.

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

Our amended certificate of incorporation, amended and restated bylaws and Delaware law contain provisions that could have the effect of delaying, preventing or rendering more difficult an acquisition of us if such acquisition is deemed undesirable by our board of directors.  Among other things, our amended certificate of incorporation and amended and restated bylaws include provisions:

•                  authorizing “blank check” preferred stock, which could be issued by our board of directors without stockholder approval and may contain voting, liquidation, dividend and other rights superior to our Common Stock;

•                  limiting the liability of, and providing indemnification to, our directors and officers;

•                  limiting the ability of our stockholders to call and bring business before special meetings; and

•                  controlling the procedures for the conduct and scheduling of board of directors and stockholder meetings.

These provisions, alone or together, could delay or prevent hostile takeovers and changes in control or changes in our management.

As a Delaware corporation, we are also subject to provisions of Delaware law, including Section 203 of the Delaware General Corporation law, which prevents certain stockholders holding more than 15% of our outstanding Common Stock from engaging in certain business combinations without approval of the holders of at least two-thirds of our outstanding Common Stock not held by such 15% or greater stockholder.

Any provision of our amended certificate of incorporation, amended and restated bylaws or Delaware law that has the effect of delaying, preventing or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our Common Stock, and could also affect the price that some investors are willing to pay for our Common Stock.

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

Item 1B.        Unresolved Staff Comments.

We have received no written comments regarding our periodic or current reports from the staff of the SEC that were issued 180 days or more preceding the end of our 2015 fiscal year that remain unresolved.

Item 2.           Properties.

The following table summarizes information about our significant manufacturing, distribution, farming and administrative facilities in use as of December 26, 2015:

Operating Segment	Location	Primary Activities	Own or Lease	Total Space
Headquarters	Phoenix, Arizona	Executive Offices	Lease	13,865 sq ft

Snack products	Goodyear, Arizona	Manufacturing	Own	59,840 sq ft
	Tolleson, Arizona	Distribution	Lease	279,279 sq ft
	Bluffton, Indiana	Manufacturing	Own	135,781 sq ft
	Bluffton, Indiana	Distribution	Lease	100,000 sq ft

Frozen products	Lynden, Washington	Farming	Lease	840 acres
	Lynden, Washington	Manufacturing	Own	50,229 sq ft
	Salem, Oregon	Manufacturing	Lease	28,524 sq ft
	Salem, Oregon	Manufacturing	Lease	65,000 sq ft
	Jefferson, Georgia	Manufacturing	Own	59,480 sq ft
	Thomasville, Georgia Pensacola, Florida	Manufacturing Manufacturing	Own Lease	101,290 sq ft 1,600 sq ft

We are responsible for all insurance costs, utilities and real estate taxes in connection with our facilities.  We believe that our facilities are adequately covered by insurance.  We also believe that our properties generally are in good operating condition and are suitable for our current purposes.

Item 3.           Legal Proceedings.

For a discussion of legal proceedings, see Note 13 “Legal Proceedings” to the Consolidated Financial Statements in Part II, Item 8 of this Form 10-K.

Item 4.           Mine Safety Disclosures.

Not applicable.

PART II

Item 5.                                 Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our Common Stock is traded on the Nasdaq Global Select Market tier of the Nasdaq Stock Market under the symbol “SNAK.”

The following table sets forth the range of high and low sale prices of our Common Stock as reported on the Nasdaq Global Market for each quarter of the fiscal year ended December 26, 2015, and each quarter of the fiscal year ended December 27, 2014.

	Common Stock
	High	Low
Fiscal 2015:
First Quarter	$13.08	$9.60
Second Quarter	$12.32	$8.51
Third Quarter	$11.24	$7.93
Fourth Quarter	$9.82	$6.57

Fiscal 2014:
First Quarter	$14.50	$11.14
Second Quarter	$14.49	$11.28
Third Quarter	$13.94	$10.10
Fourth Quarter	$14.11	$10.98

Stockholders of Record

There were approximately 135 stockholders of record as of March 2, 2016.  We believe the number of beneficial owners is substantially greater than the number of record holders because a significant percentage of the Common Stock is held of record in broker “street names.”

Dividends

We have never declared or paid any dividends on the shares of our Common Stock.  Management intends to retain any future earnings for the operation and expansion of our business and does not anticipate paying any dividends at any time in the foreseeable future.  Additionally, certain of our debt agreements restrict our ability to declare and pay dividends.

Sales of Unregistered Securities

We did not make any sales of unregistered securities during fiscal 2015.

Issuer Purchases of Equity Securities

There were no shares repurchased during fiscal 2015.

Stock Price Performance Graph

Set forth below is a graph comparing the percentage change in the cumulative total stockholder return on our Common Stock with the cumulative total return of the Russell 2000 Index (Market Index) and the S&P Packaged Foods Index (Peer Index) for the period starting December 27, 2010 and ending December 26, 2015.  The graph assumes that $100 was invested on December 25, 2010 in our Common Stock and in each of the two indices, and that, as to such indices, dividends were reinvested.  We have not, since our inception, paid any cash dividends on our Common Stock.  Historical stock price performance reflected in the below graph is not necessarily indicative of future price performance.

	December 25, 2010	December 31, 2011	December 29, 2012	December 28, 2013	December 27, 2014	December 26, 2015
Inventure Foods, Inc. Common Stock (SNAK)	100.00	86.57	146.06	311.81	285.19	166.20
Russell 2000 Index (Market Index)	100.00	93.91	105.47	147.17	154.03	146.36
S&P Packaged Foods (Peer Index)	100.00	113.22	120.10	154.36	173.52	196.45

See Note 10 “Stockholders Equity” to the Consolidated Financial Statements in Part II, Item 8 of this Form 10-K for a summary of treasury stock repurchases and retirements.

Item 6.           Selected Financial Data.

The following selected historical consolidated financial data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited Consolidated Financial Statements and related notes to those statements included in this Form 10-K.  Numbers are expressed in thousands except per share data.  The selected historical consolidated financial data as of and for the fiscal years ended December 26, 2015, December 27, 2014, December 28, 2013, December 29, 2012 and December 31, 2011 have been derived from our audited Consolidated Financial Statements.  Fiscal 2011 contained 53 weeks and fiscal 2015, 2014, 2013 and 2012 each contained 52 weeks. The historical results are not necessarily indicative of results to be expected in any future period

	December 26, 2015	December 27, 2014	December 28, 2013	December 29, 2012	December 31, 2011
Year ended:
Net revenues	$282,558	$285,663	$215,580	$185,179	$162,232
Gross profit	20,337	53,121	38,886	36,892	30,134
Operating income (loss)	(26,499)	18,933	10,850	11,344	5,210
Net income (loss)	(20,783)	10,561	6,618	7,449	2,817
Earnings (Loss) per common share — diluted	$(1.06)	$0.53	$0.33	$0.38	$0.15
Weighted average common shares — diluted	19,588	19,990	19,789	19,574	19,199

As of:
Net working capital	$67,666	$55,027	$33,981	$25,151	$22,934
Total assets	218,446	195,310	170,091	95,894	97,975
Long-term debt	114,664	78,020	65,088	17,014	23,779
Stockholders’ equity	52,488	71,966	59,153	51,099	41,610

Item 7.                                           Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the other sections of this Form 10-K, including “Item 1. Business” and “Item 8. Financial Statements and Supplementary Data.”  The various sections of this MD&A contain a number of forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this filing and particularly in “Item 1A. Risk Factors.”  Accordingly, the Company’s actual future results may differ materially from historical results or those currently anticipated.

Overview

The Company is a leading marketer and manufacturer of healthy/natural and indulgent specialty snack food brands.  Our products are marketed under a strong portfolio of brands, including Rader Farms®, Boulder Canyon®, Fresh FrozenTM, Willamette Valley Fruit CompanyTM , T.G.I. Friday’s®, Jamba®, Vidalia®, Poore Brothers®, Nathan’s Famous ®, Bob’s Texas Style®, Tato Skins® and Seattle’s Best Coffee®.  T.G.I. Friday’s®, Jamba®, Nathan’s Famous® and Vidalia® are licensed brand names.  We complement our branded product retail sales with private label retail sales and co-packing arrangements.  The majority of our revenues are attributable to external customers in the United States.  We sell to external customers internationally; however, the revenues attributable to those customers are immaterial.

Fiscal 2015 was impacted by the voluntary product recall of our Fresh FrozenTM business, resulting in a 1.1% decrease in net revenues over the prior fiscal year to $282.6 million.  In fiscal 2015, our products in the healthy/natural category represented 83.8% of net sales, a one point increase from the prior year.  For fiscal 2015, 2014 and 2013, net revenues of our healthy/natural food category totaled $236.7 million, $236.6 million and $152.2 million, respectively.  For fiscal 2015, 2014 and 2013, net revenues of our indulgent specialty snack food category totaled $45.9 million, $49.1 million and $63.3 million, respectively.

Our frozen berry business experienced pressure primarily due to lost distribution and a lower selling price for our most significant frozen berry item as a result of year-over-year cost declines.  Even so, frozen berry sales grew 4.1% for the year. Our Rader Farms® Fresh Start products, which combine a healthful blend of frozen fruit and vegetables, have demonstrated the early strong potential of this product.  We continue to ramp distribution across sales channels including club stores, mass merchandisers, and several key supermarket retailers. We remain focused on ways to grow our branded frozen berry business.

The snack industry has been heavily influenced by a proliferation of new flavors and health focused snacks, with a rapid increase in the number of low-fat, low-carb, all-natural and organic products.  We believe the trend for healthier snacks will continue and will provide new revenue growth opportunities for our Rader Farms®, Boulder Canyon®, Fresh FrozenTM and premium private label products.  We intend to continue brand investments in 2016 to drive further sales and earnings growth in the long term.  During fiscal 2015, we also launched new flavors of Boulder Canyon® Coconut Oil Sea Salt Kettle Chips, Coconut Oil Pineapple Habanero Kettle Chips,  Coconut Oil Red Curry Kettle Chips, Coconut Oil Sea Salt Popcorn, Avocado Oil Sea Salt Popcorn and Olive Oil White Cheddar Popcorn.

On May 28, 2013, we completed our acquisition of the berry processing business of Willamette Valley Fruit Company for a cash purchase price of $9.3 million.  An additional amount of up to $3.0 million may be payable to Willamette Valley Fruit Company as contingent consideration in the form of an earn-out if certain performance thresholds are met during the seven-year period following the closing of this transaction (see Note 3 “Acquisitions” to the Consolidated Financial Statements in Part II, Item 8 of this Form 10-K).

On November 8, 2013, we completed our acquisition of Fresh Frozen Foods for a cash purchase price of $38.4 million plus a working capital adjustment of $0.4 million.  An additional amount of up to $3.0 million could have been payable to Fresh Frozen Foods in the form of an earn-out based on the achievement of specified fiscal 2014 performance objectives, which were not met (see Note 3 “Acquisitions” to the Consolidated Financial Statements in Part II, Item 8 of this Form 10-K).

On September 29, 2014, we acquired the assets and intellectual property of a small boutique frozen desserts business, Sin In A TinTM, for approximately $160,000 in cash. An additional amount of up to $0.5 million is payable to the seller in the form of an earn-out based on future net revenues derived from the Sin In A TinTM products.

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

Our fiscal year ends on the last Saturday occurring in the month of December of each calendar year.  Accordingly, fiscal 2015 commenced December 28, 2014 and ended December 26, 2015.  The fiscal year end dates result in an additional week of results every five or six years.  There were 52 weeks in each of fiscal 2015, 2014 and 2013.  The following table sets forth for the periods presented certain financial data as a percentage of net sales for the fiscal years ended December 26, 2015, December 27, 2014 and December 28, 2013:

	2015	2014	2013
Net revenues	100.0%	100.0%	100.0%
Cost of revenues	92.8	81.4	82.0
Gross profit	7.2	18.6	18.0
Selling, general and administrative expenses	13.3	12.0	13.0
Impairment of Intangible Asset	3.3	—	—
Operating income	(9.4)	6.6	5.0
Interest expense, net	2.2	0.9	0.4
Income before income taxes	(11.6)	5.7	4.6
Income tax provision	(4.2)	2.0	1.5
Net income	(7.4)%	3.7%	3.1%

Our operations consist of two reportable segments:  frozen products and snack products.  The frozen products segment includes frozen fruits, vegetables, beverages and frozen desserts, for sale primarily to groceries, club stores and mass merchandisers. The snack product segment includes manufactured potato chips, kettle chips, potato crisps, potato skins, pellet snacks, sheeted dough products and extruded products for sale primarily to snack food distributors and retailers.

Fiscal 2015 Compared to Fiscal 2014

Net Revenues.  In fiscal 2015, net revenues decreased $3.1 million, or 1.1%, to $282.6 million compared with net revenues of $285.7 million for the previous fiscal year. Our net revenues by operating segment were as follows (in thousands):

	Year Ended
	December 26, 2015	December 27, 2014	% Change
Frozen Products	$167,166	$179,518	(6.9)
Snack Products	115,392	106,145	8.7
Consolidated	$282,558	$285,663	1.1%

The frozen products segment net revenues were $167.2 million, a decrease of $12.3 million, or 6.9%, compared with net revenues of $179.5 million for the previous fiscal year.  This decrease was primarily attributable to the voluntary product recall of our Fresh Frozen™ business which commenced in April 2015.  Excluding Fresh Frozen sales since the product recall in April 2015*, the frozen products segment net revenues increased 3.6% driven by our frozen fruit business that grew even with a nearly 20% pricing decline and lost distribution of our most significant frozen berry item.

The snack products segment net revenues were $115.4 million in fiscal 2015, an increase of $9.3 million, or 8.7%, compared with net revenues of $106.1 million for the previous fiscal year.  This increase was primarily due to increased sales of Boulder Canyon® and healthy/natural private label products. Our Boulder Canyon®  brand has increased distribution and sales growth has been supported with continued new product innovation.

*See “Non-GAAP Data and Reconciliations” below for information on the calculation of net revenues excluding the Fresh Frozen business since the product recall.

Gross Profit.  Gross profit for fiscal 2015 was $20.3 million, or 7.2% of net revenues, compared to $53.1 million, or 18.6% of net revenues, for the prior fiscal year.  Our gross profit and gross profit as a percentage of net sales by operating segment were as follows (in thousands):

	Year Ended
	December 26, 2015	% of Net Revenues	December 27, 2014	% of Net Revenues
Frozen Products	$2,729	1.6%	$32,329	18.0%
Snack Products	17,608	15.3%	20,792	19.6%
Consolidated	$20,337	7.2%	$53,121	18.6%

The frozen products segment gross profit was $2.7 million in fiscal 2015, a decrease of $29.6 million, or 91.6%, compared to gross profit of $32.3 million for the prior fiscal year.  This decrease is attributable to our voluntary product recall.  Expenses associated with the voluntary product recall reduced gross profit by $17.1 million and consisted of $21.3 million of recall-related disposal costs of inventory, product returns and fees from consumers and customers, as well as increased co-packing costs partially offset by $4.2 million of insurance recoveries (see Note 2 “Product Recall” to the Consolidated Financial Statements in Part II, Item 8 of this Form 10-K).  Excluding the costs directly associated with the Fresh Frozen product recall, gross profit for fiscal 2015 was $19.9 million**, compared to $32.3 million in the prior year. Gross profit as a percentage of revenue was 11.9% in fiscal 2015, compared to 18.0% in the prior year.  This 610 basis point decrease in gross margin was driven in part by incremental costs added to the Fresh Frozen business to enhance product testing and improve the manufacturing operations, as well as increased cold storage costs incurred as a result of higher raw material inventory levels.  The gross margin decline was also a result of pricing pressure experienced in our frozen fruit business.

The snack products segment gross profit was $17.6 million in fiscal 2015, a decrease of $3.2 million, or 15.3%, compared to gross profit of $20.8 million for the prior fiscal year, and decreased as a percentage of net revenues to 15.3% in fiscal 2015 from 19.6% in the prior fiscal year.  The decrease in gross margin in fiscal 2015 was primarily a result of $4.3 million of increased costs to produce certain kettle chips attributable to various co-packing arrangements we entered into in fiscal 2015 due to capacity constraints at our Goodyear, Arizona facility.

**See “Non-GAAP Data and Reconciliations” below for information on the calculation of gross profit exclusive of product recall costs.

Selling, General and Administrative Expenses.  Selling, general and administrative (“SG&A”) expenses increased $3.4 million, or 9.9%, during fiscal 2015, compared to the prior fiscal year.  SG&A expense included additional professional fee expenses of $2.2 million due to the Fresh Frozen voluntary product recall.  In fiscal 2014, SG&A expense included the reversal of the Fresh Frozen Foods contingent consideration liability offset by estimated Jamba litigation settlement costs and fees associated with the Company’s secondary offering.  The net impact of these items reduced fiscal 2014 SG&A expenses by $1.9 million.  Excluding the impact of these items, SG&A expenses*** decreased $0.7 million to $35.4 million, compared to $36.1 million in the prior fiscal year and as a percentage of net revenues, remained flat at 12.5%, compared to 12.6% in the prior fiscal year.

***See “Non-GAAP Data and Reconciliations” below for information on the calculation of SG&A expenses exclusive of product recall costs.

Impairment of Intangible Asset.  In fiscal 2015, as a result of the product recall we concluded that the intangible asset related to the acquired customer relationships of Fresh Frozen Foods was fully impaired.  Accordingly, we recorded an intangible asset impairment charge of $9.3 million in the first quarter of fiscal 2015.

Interest Expense.  Net interest expense increased $3.7 million, to $6.3 million, in fiscal 2015 compared to $2.6 million in fiscal 2014.  This increase was primarily due to higher debt balances associated with the Credit Facilities entered into in November 2015 and the write off of deferred financing fees of $0.5 million and settlement of interest rate swaps of $0.1 million associated with the repayment of our prior credit agreement with U.S. Bank dated November 8, 2013 (with all related loan documents, and as amended from time to time, the “Prior Credit Facility”) and higher interest rate charges associated with two previous bridge loans entered into with U.S. Bank under the Prior Credit Facility to help fund the cost of the voluntary product recall.

Income Tax Provision.  The income tax provision was a benefit of $12.0 million for fiscal 2015 compared to an expense of $5.8 million of tax provision in the prior fiscal year.  Our effective income tax expense rate was 36.7% in fiscal 2015, compared to 35.3% in fiscal 2014.  The change in the effective tax rate in fiscal 2015 is primarily due to changes to our state tax rate and updates to the carrying value of certain deferred items.

Non-GAAP Data and Reconciliations

Under the headings “Net revenues”, we reported net revenues excluding the Fresh Frozen business since our voluntary product recall commenced in April 2015.  Net revenues exclusive of the Fresh Frozen business since the product recall is a non-GAAP (defined below) measures and exclude the impacts of the Fresh Frozen business since the product recall.  We reported net revenues excluding the Fresh Frozen business since the product recall because we believe they provide useful information regarding the Company’s normal operating results and allow for better comparability with prior period operating results.  Nevertheless, amounts reported as net revenues excluding the Fresh Frozen business since the product recall have certain limitations as analytical tools and should not be used as substitutes for net revenues prepared in accordance with generally accepted accounting principles in the United States (“GAAP”).

A reconciliation of net revenues excluding the Fresh Frozen business since the product recall to net revenues, the most directly comparable GAAP measure, is as follows (in thousands):

	Fiscal Years
	December 26, 2015	December 27, 2014 (1)
Consolidated:
Net revenues exclusive of the Fresh Frozen business since the product recall	$253,035	$239,024
Net revenues of the Fresh Frozen business since the product recall	29,523	46,639
Net revenues	$282,558	$285,663

Frozen products segment:
Net revenues exclusive of the Fresh Frozen business since the product recall	$137,643	$132,879
Net revenues of the Fresh Frozen business since the product recall	29,523	46,639
Net revenues	$167,166	$179,518

(1)         Net revenue amounts for fiscal 2014 have been presented to exclude net revenues of the Fresh Frozen business for the comparable period of fiscal 2014.

Under the headings “Gross profit” and “Selling, general and administrative expenses”, we reported gross profit and SG&A expenses exclusive of product recall costs, respectively.  Gross profit and SG&A expenses exclusive of product recall costs are non-GAAP measures and exclude the impacts of the product recall.  We reported gross profit and SG&A expenses exclusive of product recall costs because we believe they provide useful information regarding the Company’s normal operating results and allow for better comparability with prior period operating results.  Nevertheless, amounts reported for gross profit and SG&A expenses exclusive of product recall costs have certain limitations as analytical tools and should not be used as substitutes for gross profit and SG&A expenses prepared in accordance with GAAP.

A reconciliation of gross profit exclusive of product recall costs to gross profit, the most directly comparable GAAP measure, is as follows (in thousands):

Frozen products segment:	December 26, 2015
Gross profit, excluding product recall costs	$19,871
Estimated costs related to the product recall, including product expected to be returned, the write-down of inventory, and incremental co-packing costs	(21,314)
Insurance recovery of product recall costs	4,172
Gross profit	$2,729

A reconciliation of selling, general and administrative expenses exclusive of product recall costs to SG&A expenses, the most directly comparable GAAP measure, is as follows (in thousands):

December 26, 2015
Selling, general and administrative expenses, excluding product recall costs	$35,385
Incremental recall-related professional fees	2,174
Selling, general and administrative expense	$37,559

Fiscal 2014 Compared to Fiscal 2013

Net Revenues.  In fiscal 2014, net revenues increased $70.1 million, or 32.5%, to $285.7 million compared with net revenues of $215.6 million for the previous fiscal year. Our net revenues by operating segment were as follows (in thousands):

	Year Ended
	December 27, 2014	December 28, 2013	% Change
Frozen Products	$179,518	$117,124	53.3%
Snack Products	106,145	98,456	7.8%
Consolidated	$285,663	$215,580	32.5%

The frozen products segment net revenues were $179.5 million in fiscal 2014, an increase of $62.4 million, or 53.3%, compared with net revenues of $117.1 million for the previous fiscal year.  This increase was primarily a result of the additional revenues from Willamette Valley Fruit Company and Fresh Frozen Foods which businesses we acquired in fiscal 2013.

The snack products segment net revenues were $106.1 million in fiscal 2014, an increase of $7.7 million, or 7.8%, compared with net revenues of $98.5 million for the previous fiscal year.  This increase was primarily due to increased sales of Boulder Canyon® and healthy/natural private label products, partially offset by a reduction in sales of T.G.I. Friday’s® branded snacks.

Gross Profit.  Gross profit for fiscal 2014 was $53.1 million, compared to $38.9 million for the prior fiscal year, with gross margin increasing 60 basis points to 18.6% for fiscal 2014, compared to 18.0% for the prior fiscal year.  Our gross profit and gross profit as a percentage of net sales by operating segment were as follows (in thousands):

	Year Ended
	December 27, 2014	% of Net Revenues	December 28, 2013	% of Net Revenues
Frozen Products	$32,329	18.0%	$22,745	19.4%
Snack Products	20,792	19.6%	16,141	16.4%
Consolidated	$53,121	18.6%	$38,886	18.0%

The frozen products segment gross profit was $32.3 million in fiscal 2014, an increase of $9.6 million, or 42.1%, compared to gross profit of $22.7 million for the prior fiscal year.  The increase in gross profit for the year was primarily attributable to the additional business contributed by Fresh Frozen Foods as well as increased production capability resulting from our acquisition of Willamette Valley Fruit Company.  As a percentage of net revenues, gross profit decreased to 18.0% in fiscal 2014 from 19.4% in fiscal 2013. This decrease was primarily due to lower margins from our Fresh Frozen Foods business, which was impacted by increased trade promotional spending.

The snack products segment gross profit was $20.8 million in fiscal 2014, an increase of $4.7 million, or 28.8%, compared to gross profit of $16.1 million for the prior fiscal year, and increased as a percentage of net revenues to 19.6% in fiscal 2014 from 16.4% in fiscal 2013.  The increase in gross profit in fiscal 2014 was primarily driven by improved product and channel mix with a stronger emphasis on higher margin branded products.

Selling, General and Administrative Expenses.  SG&A expenses increased $6.2 million, or 21.9%, during fiscal 2014, compared to the prior fiscal year.  SG&A expense reflects a number of adjustments including the reversal of the Fresh Frozen Foods contingent consideration liability, which was partially offset by estimated Jamba litigation settlement costs and fees associated with the Company’s secondary offering.  The net impact of these items reduced SG&A expenses by $1.9 million in fiscal 2014.  In fiscal 2013, SG&A expenses included $1.4 million of acquisition-related transaction costs.  Excluding the impact of these items, SG&A expenses increased $9.5 million to $36.1 million, compared to $26.6 million in the prior fiscal year and as a percentage of net revenues, increased 30 basis points to 12.6% in fiscal 2014, compared to 12.3% in the prior fiscal year.  The increase in SG&A expenses were primarily due to full year costs of our two acquired business in fiscal 2013, increased incentive compensation expenses, higher health insurance costs under our partially self-insured plan, and as a result of reinvesting a portion of earnings back into the business to support future growth.

Interest Expense.

Net interest expense in fiscal 2014 increased 198.6%, to $2.6 million, compared to $0.9 million in fiscal 2013.  This increase was primarily due to higher debt balances related to the two acquisitions that occurred during 2013.

Income Tax Provision.

The income tax provision of $5.8 million for fiscal 2014 is $2.4 million higher than the $3.4 million of tax provision for the prior year.  Our effective income tax expense rate was 35.3% in fiscal 2014, compared to 33.7% in fiscal 2013.  This change in the effective tax rate is primarily due to an increase in state tax rates.

Liquidity and Capital Resources

Liquidity represents our ability to generate sufficient cash flows from operating activities to satisfy obligations, as well as our ability to obtain appropriate financing.  Therefore, liquidity cannot be considered separately from capital resources that consist primarily of current and potentially available funds for use in achieving our objectives.  Currently, our liquidity needs arise primarily from working capital requirements, capital expenditures and debt repayment.  Sufficient liquidity is expected to be available to enable us to meet these demands.  Net working capital was $67.7  million (a current ratio of 2.5:1) and $55.0 million (a current ratio of 2.5:1) at December 26, 2015 and December 27, 2014, respectively. In addition to cash flow, our principal current source of liquidity is the ABL Credit Facility described below.

Cash and Cash Flow

The following table sets forth for the periods presented certain consolidated cash flow information for the fiscal years ended December 26, 2015, December 27, 2014 and December 28, 2013 (in thousands):

	December 26, 2015	December 27, 2014	December 28, 2013
Net cash (used in) provided by operating activities	$(11,353)	$(1,282)	$5,346
Net cash used in investing activities	(11,240)	(13,243)	(57,023)
Net cash provided by financing activities	24,417	14,110	52,168
Net (decrease) increase in cash and cash equivalents	1,824	(415)	491
Cash and cash equivalents at beginning of year	495	910	419
Cash and cash equivalents at end of year	$2,319	$495	$910

Our primary uses of cash during fiscal 2015 were expenses associated with the product recall and to fund capital expenditures.

Our primary uses of cash during fiscal 2014 were to fund capital expenditures and operations, including building inventory to accommodate the continued growth in demand for our products.

Operating Cash Flows

Cash flows from operating activities reflect our net earnings, adjusted for non-cash items such as, depreciation, amortization, stock-based compensation expense, write-offs and write-downs of assets, as well as changes in accounts receivable, inventories, accounts payable and accrued liabilities, and other assets and liabilities.

Net cash used in operating activities totaled $11.4 million in fiscal 2015 compared to net cash used in operating activities of $1.3 million for fiscal 2014.  The $10.1 million year-over-year change was primarily a result of the cash outlays attributable to the product recall, as well as the impact of reduced sales of frozen vegetables during the temporary shutdown of our Jefferson, Georgia facility.

Net cash used in operating activities totaled $1.3 million for fiscal 2014 compared to net cash provided by operating activities of $5.3 million for fiscal 2013.  The $6.6 million year-over-year change was primarily a result of increased cash used to grow inventory in the current year as a result of continued growth in demand primarily for our frozen berry business.   During fiscal 2014, we experienced an increase in berry costs, while at the same time adding capacity at our IQF facilities in order to expand our ability to freeze more fresh fruit, allowing us to reduce our dependence on higher priced purchased frozen berries.  Inventories of lower cost fresh berries we grow or purchase from local farms and freeze through our IQF tunnels peak during the summer harvest and are generally sold over the next several months.   We purchase frozen berries to supplement our needs until the next harvest or as needed for fruit we do not freeze ourselves. The emphasis on freezing more berries instead of purchasing them results in a higher upfront investment in inventory.  The impact from higher cash outlays for inventory was partially offset by the overall increase in sales and the related higher collections of accounts receivables.

Investing Cash Flows

Net cash used in investing activities was $11.2  million in fiscal 2015, compared to $13.2 million in fiscal 2014 and $57.0 million in fiscal 2013. Our fiscal 2015 investing activities primarily were driven by capital expenditures for manufacturing and packaging equipment at our Goodyear, Arizona facility, building and equipment enhancements in our Jefferson, Georgia facility, as well capitalized software costs associated with an ERP system upgrade.   Our fiscal 2014 investing activities primarily were driven by capital expenditures made to increase our production capacity.   Our fiscal 2013 investing activities included the acquisition of Willamette Valley Fruit Company and Fresh Frozen Foods for $8.5 million and $38.8 million, respectively, as well as $9.8 million in capital expenditures.  The $9.8 million in capital expenditures related to the purchase of manufacturing equipment, primarily for new packaging equipment and new extrusion equipment at our Bluffton, Indiana facility, along with other expenditures relating to preproduction costs of berry plants, software, building improvements and office equipment.   In fiscal 2016, we plan to spend approximately $9.0 million in capital expenditures, primarily at our manufacturing facilities.  Capital expenditures are funded primarily by net cash flow from operating activities, cash on hand, and available credit from our ABL Credit Facility.

Financing Cash Flows

Net cash provided by financing activities totaled $24.4 million and $14.1 million for fiscal 2015 and 2014, respectively.  The $10.3 million increase in year-over-year net cash provided by financing activities primarily reflects $31.2 million of additional borrowings under the Term Loan Credit Facility and ABL Credit Facility to fund costs associated with the product recall; offset by $6.4 million of payments made for debt financing fees.

Net cash used by financing activities in fiscal 2013 totaled $52.2 million which was primarily attributable to the higher level of new financing experienced in 2013 relating to our two acquisitions

Debt and Capital Resources

ABL Credit Facility and Term Loan Credit Facility

The summary of our indebtedness and restrictive and financial covenants set forth below is qualified by reference to our ABL Credit Facility and Term Loan Credit Facility, both of which are exhibits to our public filings with the SEC.

ABL Credit Facility

On November 18, 2015, we entered into the new five-year ABL Credit Facility with Wells Fargo, as administrative agent, and the other lenders party thereto replacing our Prior Credit Facility.  All commitments under the Prior Credit Facility were terminated and all outstanding borrowings thereunder were repaid effective November 18, 2015.  The remaining obligations of the Company and its subsidiaries under the Prior Credit Facility generally are limited to certain remaining contingent indemnification obligations.

The Prior Credit Facility consisted of a revolving line of credit, which was scheduled to mature on November 8, 2018, an equipment term loan scheduled to mature on September 2020, a mortgage loan on certain property of the Company located in Bluffton, Indiana due December 2016, and a real estate term loan on certain property of the Company located in Lynden, Washington due July 2017.  All borrowings under the revolving line of credit accrued interest at either the U.S. Bank prime rate of interest or London Interbank Operating Rate (“LIBOR”), plus the LIBOR Rate Margin (as such terms were defined in the Prior Credit Facility) as adjusted.  The equipment term loan accrued interest at 3.12%.

The ABL Credit Facility provides for a five-year, $50.0 million senior secured revolving credit facility.  The ABL Credit Facility also provides that, under certain conditions, we may increase the aggregate principal amount of loans outstanding thereunder by up to $10.0 million.  On November 18, 2015, we borrowed $21.9 million under the ABL Credit Facility.  We used the initial borrowing under that facility, together with the proceeds from the Term Loan Credit Facility (described below) to repay all outstanding borrowings under the Prior Credit Facility (consisting of $101.1 million), to pay accrued interest with respect to such loans, and to fund the payment of certain fees and costs relating to the Credit Facilities.  The ABL Credit Facility will mature, and the commitments thereunder will terminate, on November 17, 2020.

The Company and all of its subsidiaries are borrowers under the ABL Credit Facility.  Subject to certain exceptions, the obligations under the ABL Credit Facility are secured by a lien on substantially all of the assets of the Company including: (i) a perfected first priority pledge of all the equity interests of the Company, and (ii) a perfected first priority security interest in substantially all other tangible and intangible assets of the Company and its subsidiaries (including, but not limited, to accounts receivable, inventory, equipment, general intangibles, investment property, real property, intellectual property and the proceeds of the foregoing).  The obligations under the ABL Credit Facility are also guaranteed by each of the Company’s subsidiaries.

Availability of borrowings under the ABL Credit Facility is subject to, among other things, a borrowing base calculation based upon a valuation of our eligible accounts and eligible inventory (including eligible finished goods, raw materials, and by-products inventory), each multiplied by an applicable advance rate or limit, and certain reserves and caps customary for financings of this type.  If at any time the aggregate amounts outstanding under the ABL Credit Facility exceed the borrowing base then in effect, a prepayment of an amount sufficient to eliminate such excess is required to be made.  Availability of borrowings under the ABL Credit Facility is also subject to a bringdown of the representations and warranties in such Facility and the absence of any default thereunder (including any such default under our financial and other covenants in our Term Loan Credit Facility described below).  Voluntary prepayments of revolving loans under the ABL Credit Facility are permitted at any time, in whole or in part, without premium or penalty.

Borrowings under the ABL Credit Facility bear interest, at the Company’s option, at a base rate or LIBOR plus, in each case, an applicable margin.  LIBOR is reset at the beginning of each selected interest period based on the LIBOR rate then in effect; provided that, if LIBOR is below zero, then such rate will be equal to zero plus the applicable margin.  The base rate is a fluctuating interest rate equal to the highest of (i) the federal funds effective rate from time to time plus 0.50%, (ii) LIBOR (after taking account of any applicable floor) applicable for an interest period of one month plus 1.00%, and (iii) the prime lending rate announced from time to time by Wells Fargo.  The applicable margin is subject to adjustment based on the Company’s Average Excess Availability (as defined in the ABL Credit Facility).  Additionally, to maintain availability of funds under the ABL Credit Facility, we pay a monthly commitment fee of 0.25-0.375%, depending on the average ABL Credit Facility balance, on the unused portion of the ABL Credit Facility.

Ongoing extensions of credit under the ABL Credit Facility are subject to customary conditions, including sufficient availability under the borrowing base.  The ABL Credit Facility also contains covenants that require the Company to, among other things, periodically furnish financial and other information to the various lenders.  The ABL Credit Facility contains customary negative covenant and also requires the Company, together with its subsidiaries, to comply with a Fixed Charge Coverage Ratio (as defined in the ABL Credit Facility). The first Fixed Charge Coverage Ratio measurement period is the end of the first quarter of fiscal 2016.

Events of default under the ABL Credit Facility include customary events such as a cross-default provision with respect to other material debt. As of December 26, 2015, the Company is in compliance with all covenants of the ABL Credit Facility.

We use the ABL Credit Facility, in part, to fund our seasonal working capital needs, which are affected by, among other things, the growing cycles of the fruits and vegetables we process, for capital expenditures and for other general corporate purposes. The vast majority of our fruit and vegetable inventories are produced during the harvesting and packing months of June through September and depleted through the remaining eight months. Accordingly, our need to draw funds under the ABL Credit Facility fluctuates significantly during the year.

As of December 26, 2015, there was $26.0 million outstanding under the ABL Credit Facility and the net availability thereunder was $23.1 million.

Term Loan Credit Facility

Also on November 18, 2015 and concurrent with the execution of the ABL Credit Facility, we entered into the new five-year Term Loan Credit Facility with BSP, as administrative agent, and the other lenders party thereto.  The Term Loan Credit Facility provides for a $85.0 million senior secured term loan that matures on November 17, 2020.  The Term Loan Credit Facility also provides that, under certain conditions, we may increase the aggregate principal amount of term loans outstanding thereunder by up to $25.0 million.  As noted above, we used the proceeds of the Term Loan Credit Facility, together with certain proceeds of the ABL Credit Facility, to refinance the indebtedness under the Prior Credit Facility and to fund payment of certain fees and costs related to the Credit Facilities.  Unlike amounts repaid under the ABL Credit Facility, any amounts we repay under the Term Loan Credit Facility may not be reborrowed.  The Term Loan Credit Facility also matures on November 17, 2020.

The Company and all of its subsidiaries are borrowers under the Term Loan Credit Facility.  Subject to certain exceptions, the obligations under the Term Loan Credit Facility are secured by substantially all of the assets of the Company including: (i) a perfected first priority pledge of all the equity interests of the Company, and (ii) a perfected first priority security interest in substantially all other tangible and intangible assets of the Company (including, but not limited, to accounts receivable, inventory, equipment, general intangibles, investment property, real property, intellectual property and the proceeds of the foregoing).

Borrowings under the Term Loan Credit Facility bear interest, at the Company’s option, at a base rate or LIBOR plus, in each case, an applicable margin.  LIBOR is reset at the beginning of each selected interest period based on the LIBOR rate then in effect; provided that, if LIBOR is below zero, then such rate will be equal to zero plus the applicable margin.  The base rate is a fluctuating interest rate equal to the highest of (i) the federal funds effective rate from time to time plus 0.50%, (ii) LIBOR (after taking account of any applicable floor) applicable for an interest period of one month plus 1.00%, and (iii) the prime lending rate announced by Wells Fargo.  The applicable margin is subject to adjustment based on the Company’s Total Leverage Ratio (as defined in the Term Loan Credit Facility).

The Term Loan Credit Facility requires amortization in the form of quarterly scheduled principal payments of $212,500 per fiscal quarter from March 2016 to September 2020, with the remaining balance due on the maturity date of November 17, 2020.  In addition to the scheduled quarterly principal payments, the Company is required to make mandatory principal payments out of Excess Cash Flow (as defined in the Term Loan Credit Facility).

As of December 26, 2015, the amount outstanding under the Term Loan Credit Facility was $85.0 million and the interest rate payable was 8.0%.  Voluntary prepayments of amounts outstanding under the term loan are permitted in whole or in part, in minimum amounts as set forth in the Term Loan Credit Facility, with prior notice but without premium or penalty, on or after November 18, 2016.

The Term Loan Credit Facility also contains affirmative and negative covenants that require the Company to, among other things, periodically furnish financial and other information to the various lenders.  The Term Loan Credit Facility contains customary negative covenants and also requires the Company, together with its subsidiaries, to comply with a Fixed Charge Coverage Ratio (as defined in the Term Loan Facility) and a Total Leverage Ratio (as defined in the Term Loan

Credit Facility). The first Fixed Charge Coverage Ratio and Total Leverage Ratio measurement period is the end of the first quarter of fiscal 2016.  On March 9, 2016, the Company entered into the First Amendment to Credit Agreement (the “Amendment”) with the lenders party thereto and BSP, as the administrative agent.  The Amendment amends the Term Loan Credit Facility to defer the Company’s obligation to comply with the Total Leverage Ratio until the end of the third quarter of fiscal 2016.

Events of default under the Term Loan Credit Agreement include customary events such as a cross-default provision with respect to other material debt.  As of December 26, 2015, the Company is in compliance with all covenants of the Term Loan Credit Agreement.

See Note 8 to our Consolidated Financial Statements “Long-Term Debt and Line of Credit” in Part II, Item 8 of this Annual Report on Form 10-K.

Outlook

We believe that our cash provided by operating activities together with borrowings available under our ABL Credit Facility will be sufficient to fund our working capital needs and future capital expenditures for the next 12 months.   We anticipate fiscal 2016 capital expenditures of approximately $9.0 million, funded through working capital and various purchase or financing arrangements.  Our plans are not expected to materially affect our financial ratios or liquidity.  In connection with the implementation of our business strategy, discussed in detail in “Item 1. Business,” we may incur operating losses in the future and may require future debt or equity financings (particularly in connection with future strategic acquisitions, new brand introductions or capital expenditures).  Expenditures relating to acquisition-related integration costs, market and territory expansion and new product development and introduction may adversely affect promotional and operating expenses and consequently may adversely affect operating and net income.  These types of expenditures are expensed for accounting purposes as incurred, while revenue generated from the result of such expansion or new products may benefit future periods.  We believe that we will generate positive cash flow from operations during the next twelve months, which, along with our existing working capital and borrowing facilities, will enable us to meet our operating cash requirements for the next twelve months.  This belief is based on current operating plans and certain assumptions, including those relating to our future revenue levels and expenditures, industry and general economic conditions and other conditions.  For instance, if current general economic conditions worsen, we believe that our sales forecasts may prove to be less reliable than they have in the past as consumers may change their buying habits with respect to snack food products.  Unexpected price increases for commodities used in our snack products, or adverse weather conditions affecting our Rader Farms crop yield could also impact our financial condition.  If any of these factors change, we may require future debt or equity financings to meet our business requirements.  Any required financings may not be available or, if available, may not be on terms attractive to us.

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

We do not have any off-balance sheet arrangements that are required to be disclosed pursuant to these regulations, other than those described in the Notes to the Consolidated Financial Statements in Part II, Item 8 of this Form 10-K.  We do not have, nor do we engage in, transactions with any special purpose entities.  As of December 26, 2015 we no longer have any outstanding interest rate swaps and are not engaged in any derivative activities and had no forward exchange contracts.  In the ordinary course of business, we enter into operating lease commitments, purchase commitments and other contractual obligations.  These transactions are recognized in our financial statements in accordance with GAAP, and are more fully discussed below.

Contractual Obligations

At December 26, 2015, our contractual obligations for continuing operations were as follows (in thousands):

	Payments due by period
	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Long-term debt(a)	$1,812	$4,339	$84,229	$111	$90,491
Capital lease obligations(b)	18	32	5	—	55
Operating lease obligations(c)	2,340	3,491	2,536	4,921	13,288
Purchase obligations(d)	46,413	—	—	—	46,413
Total	$50,583	$7,862	$86,770	$5,032	$150,247

(a)         Reflects amounts outstanding under our Term Loan Credit Facility and equipment term loans with Banc of America Leasing & Capital LLC as of December 26, 2015.  During fiscal 2015 we entered into the $85.0 million Term Loan Credit Facility with BSP, the terms of which are noted in Note 8 “Term Debt and Line of Credit” to the Consolidated Financial Statements in Part II, Item 8 of this Form 10-K.  In addition to the amounts in the table above, the Company has a revolving line of credit of up to $50.0 million under the ABL Credit Facility.  Although the ABL Credit Facility matures on November 17, 2020, we are not able to reliably estimate the timing of future drawdowns or repayments under the ABL Credit Facility.  At December 26, 2015, $26.0 million was outstanding under the ABL Credit Facility.

(b)         Amounts represent the expected cash payments of our capital leases, including the expected cash payments of interest expense of approximately $7 thousand on our capital leases.  See further discussion of our capital lease obligations as of December 26, 2015 in Note 9 “Commitments and Contingencies” to the Consolidated Financial Statements in Part II, Item 8 of this Form 10-K.

(c)          Reflects amounts outstanding under our operating lease obligations as of December 26, 2015.

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

Critical Accounting Policies and Estimates

Our significant accounting policies are disclosed in Note 1 “Operations and Summary of Significant Accounting Policies” to the Consolidated Financial Statements in Part II, Item 8 of this Form 10-K.  The SEC has previously indicated that a “critical accounting policy” is one which is both important to the portrayal of our financial condition and results and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.  We believe that the following accounting policies fit this definition:

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

The above listing is not intended to be a comprehensive list of all of our accounting policies.  In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP, with no need for management’s judgment in their application.  See our audited Consolidated Financial Statements and notes thereto included in this Form 10-K, which contain accounting policies and other disclosures required by GAAP.

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

Interest Rate Risk

To the extent that we borrow under the Term Loan Credit Facility and ABL Credit Facility, we are exposed to market risk related to changes in interest rates.  Using debt levels and interest rates as of December 26, 2015, the weighted average interest rate on borrowings was 6.5%.  At December 26, 2015, we had $111.0 million in variable rate debt.  A 10% increase in the variable interest rate would impact annual interest expense by $0.7 million based on debt balances as of December 26, 2015.

To manage exposure to changing interest rates, we selectively enter into interest rate swap agreements.  Our interest rate swaps are measured at fair value and qualify for and are designated as cash flow hedges.  Changes in the fair value of a swap that is highly effective and that is designated and qualifies as a cash flow hedge to the extent that the hedge is effective, are recorded in other comprehensive income (loss).  In the fourth quarter of fiscal 2015 we settled our existing interest rate swaps in connection with our repayment of the Prior Credit Facility.  As of December 26, 2015 the Company no longer utilized interest rate swaps.

The “Interest Rate Swaps” information contained in Note 8 “Term Debt and Line of Credit” to the Consolidated Financial Statements in Part II, Item 8 of this Form 10-K is incorporated by reference herein.

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

INVENTURE FOODS, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Item 8.           Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Inventure Foods, Inc.

Phoenix, Arizona

We have audited the accompanying consolidated balance sheets of Inventure Foods, Inc. and subsidiaries (the “Company”) as of December 26, 2015 and December 27, 2014 and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 26, 2015. We also have audited the Company’s internal control over financial reporting as of December 26, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Inventure Foods, Inc. and subsidiaries as of December 26, 2015 and December 27, 2014, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 26, 2015, in conformity with generally accepted accounting principles in the United States of America. Also in our opinion, Inventure Foods, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 26, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ Moss Adams LLP

Scottsdale, Arizona

March 10, 2016

INVENTURE FOODS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(in thousands, except per-share data)

	December 26, 2015	December 27, 2014
ASSETS
Current assets:
Cash and cash equivalents	$2,319	$495
Accounts receivable, net	19,928	22,420
Inventories	81,807	65,216
Deferred income tax asset	3,788	1,228
Other current assets	6,262	1,220
Total current assets	114,104	90,579

Property and equipment, net	59,963	55,200
Goodwill	23,286	23,286
Trademarks and other intangibles, net	14,718	24,543
Other assets	6,375	1,702
Total assets	$218,446	$195,310

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$35,983	$15,533
Accrued liabilities	8,629	12,978
Current portion of long-term debt	1,826	7,041
Total current liabilities	46,438	35,552

Long-term debt, less current portion	88,713	59,218
Line of credit	25,951	18,802
Deferred income tax liability	2,560	6,869
Interest rate swaps	—	349
Other liabilities	2,296	2,554
Total liabilities	165,958	123,344

Commitments and contingencies (see Notes 9 and 13)

Stockholders’ equity:
Common stock, $.01 par value; 50,000 shares authorized; 19,979 and 19,961 shares issued and outstanding at December 26, 2015 and December 27, 2014, respectively	200	200
Additional paid-in capital	34,271	33,100
Accumulated other comprehensive loss	—	(134)
Retained earnings	18,488	39,271
	52,959	72,437
Less: treasury stock, at cost: 368 shares at December 26, 2015 and December 27, 2014	(471)	(471)
Total stockholders’ equity	52,488	71,966
Total liabilities and stockholders’ equity	$218,446	$195,310

The accompanying notes are an integral part of these consolidated financial statements.

INVENTURE FOODS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per-share data)

	December 26, 2015	December 27, 2014	December 28, 2013
Net revenues	$282,558	$285,663	$215,580
Cost of revenues	262,221	232,542	176,694
Gross profit	20,337	53,121	38,886
Operating expenses:
Selling, general and administrative expenses	37,559	34,188	28,036
Impairment of intangible asset	9,277	—	—
Operating income (loss)	(26,499)	18,933	10,850
Non-operating (income) expense:
Interest expense, net	6,330	2,604	872
Income (loss) before income tax expense	(32,829)	16,329	9,978
Income tax expense (benefit)	(12,046)	5,768	3,360
Net income (loss)	$(20,783)	$10,561	$6,618

Earnings (Loss) per common share:
Basic	$(1.06)	$0.54	$0.34
Diluted	$(1.06)	$0.53	$0.33

Weighted average number of common shares:
Basic	19,588	19,500	19,360
Diluted	19,588	19,990	19,789

The accompanying notes are an integral part of these consolidated financial statements.

INVENTURE FOODS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	December 26, 2015	December 27, 2014	December 28, 2013
Net income (loss)	$(20,783)	$10,561	$6,618
Change in fair value of interest rate swaps, net of tax	62	110	134
Settlement of interest rate swaps, net of tax	72	—	—
Comprehensive income (loss)	$(20,649)	$10,671	$6,752

The accompanying notes are an integral part of these consolidated financial statements.

INVENTURE FOODS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Treasury
	Shares	Amount	Capital	Earnings	Income (Loss)	Stock, at Cost	Total
Balance, December 29, 2012	19,571	$196	$29,660	$22,092	$(378)	$(471)	$51,099
Net income	—	—	—	6,618	—	—	6,618
Change in fair value of interest rate swaps, net of tax	—	—	—	—	134	—	134
Stock-based compensation expense	—	—	968	—	—	—	968
Tax benefit from equity awards	—	—	653	—	—	—	653
Issuance of common stock under employee stock plans, net of shares withheld for payroll taxes	274	2	(321)	—	—	—	(319)
Balance, December 28, 2013	19,845	$198	$30,960	$28,710	$(244)	$(471)	$59,153
Net income	—	—	—	10,561	—	—	10,561
Change in fair value of interest rate swaps, net of tax	—	—	—	—	110	—	110
Stock-based compensation expense	—	—	1,697	—	—	—	1,697
Tax benefit from equity awards	—	—	332	—	—	—	332
Issuance of common stock under employee stock plans, net of shares withheld for payroll taxes	116	2	111	—	—	—	113
Balance, December 27, 2014	19,961	$200	$33,100	$39,271	$(134)	$(471)	$71,966
Net (loss)	—	—	—	(20,783)	—	—	(20,783)
Change in fair value of interest rate swaps, net of tax	—	—	—	—	62	—	62
Settlement of interest rate swaps, net of tax	—	—	—	—	72	—	72
Stock-based compensation expense	—	—	1,489	—	—	—	1,489
Issuance of common stock under employee stock plans, net of shares withheld for payroll taxes	18	—	(318)	—	—	—	(318)
Balance, December 26, 2015	19,979	$200	$34,271	$18,488	$—	$(471)	$52,488

The accompanying notes are an integral part of these consolidated financial statements.

INVENTURE FOODS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	December 26, 2015	December 27, 2014	December 28, 2013
Cash flows from operating activities:
Net income (loss)	$(20,783)	$10,561	$6,618
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation	6,958	6,683	5,445
Amortization	548	1,204	288
Impairment of intangible asset	9,277	—	—
Provision for bad debts	229	17	(3)
Deferred income taxes	(11,326)	2,540	627
Excess income tax benefit from stock-based compensation	—	(332)	(653)
Stock-based compensation expense	385	557	619
Restricted stock compensation expense	1,104	1,140	349
Debt Extinguishment costs	607	—	—
Loss on disposition of equipment	60	118	16
Contingent consideration revaluation	261	(2,998)	—
Changes in assets and liabilities:
Accounts receivable	2,265	1,183	(2,634)
Inventories	(16,592)	(22,103)	(7,554)
Other assets and liabilities	4	135	626
Accounts payable and accrued liabilities	15,650	13	1,602
Net cash (used in) provided by operating activities	(11,353)	(1,282)	5,346
Cash flows from investing activities:
Purchase of property and equipment	(11,042)	(11,835)	(9,775)
Proceeds from the sale of property and equipment	36	—	—
Purchase of Willamette Valley Fruit Company	—	(1,250)	(8,472)
Purchase of Fresh Frozen Foods	—	—	(38,776)
Purchase of Sin In A Tin	—	(158)	—
Payment of contingent consideration for Willamette Valley Fruit Company	(230)	—	—
Payment of contingent consideration for Sin In A Tin	(4)	—	—
Net cash used in investing activities	(11,240)	(13,243)	(57,023)
Cash flows from financing activities:
Net borrowings on U.S Bank line of credit	(18,802)	15,579	(6,894)
Net borrowings on Wells Fargo line of credit	25,951	—	—
Proceeds from issuance of common stock under equity award plans	31	320	206
Payments made on capital lease obligations	(1,450)	(334)	(486)
Borrowings on term loans	114,055	4,515	70,047
Repayments made on long term debt	(88,363)	(5,896)	(10,161)
Payment of loan financing fees	(6,432)	(198)	(671)
Settlement of Interest Rate Swaps	(224)	—	—
Excess income tax benefit from stock-based compensation	—	332	653
Payment of payroll taxes on stock-based compensation through shares withheld	(349)	(208)	(526)
Net cash provided by financing activities	24,417	14,110	52,168
Net increase (decrease) in cash and cash equivalents	1,824	(415)	491
Cash and cash equivalents at beginning of year	495	910	419
Cash and cash equivalents at end of year	$2,319	$495	$910

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$4,794	$1,950	$734
Cash paid (refunded) during the period for income taxes	$(681)	$3,144	$1,307

Supplemental disclosures of non-cash investing and financing transactions:
Capital lease obligations incurred for the acquisition of property and equipment	$36	$—	$16

The accompanying notes are an integral part of these consolidated financial statements.

INVENTURE FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Operations and Summary of Significant Accounting Policies

Description of Business

Inventure Foods, Inc., a Delaware corporation (referred to herein as the “Company,” “Inventure Foods,” “we,” “our” or “us”), is a leading marketer and manufacturer of healthy/natural and indulgent specialty snack food brands with more than $282 million in annual net revenues for fiscal 2015.

We specialize in two primary product categories: (1) healthy/natural food products and (2) indulgent specialty snack products.  We sell our products nationally through a number of channels including: grocery stores, natural food stores, mass merchandisers, drug and convenience stores, club stores, value, vending, food service and international.  Our goal is to have a diversified portfolio of brands, products, customers and distribution channels.

In our healthy/natural food category, products include Rader Farms® frozen berries, Boulder Canyon® brand kettle cooked potato chips, Willamette Valley Fruit CompanyTM brand frozen berries, Fresh FrozenTM brand frozen vegetables, Jamba® branded blend-and-serve smoothie kits under license from Jamba Juice Company, Seattle’s Best Coffee® Frozen Coffee Blends branded blend-and-serve frozen coffee beverage under license from Seattle’s Best Coffee, LLC, Sin In A TinTM chocolate pate and other frozen desserts and private label frozen fruit and healthy/natural snacks.

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

We operate in two segments: frozen products and snack products.  The frozen products segment includes frozen fruits, vegetables, beverages and desserts for sale primarily to groceries, club stores and mass merchandisers.  All products sold under our frozen products segment are considered part of the healthy/natural food category.  The snack products segment includes potato chips, kettle chips, potato crisps, potato skins, pellet snacks, sheeted dough products, popcorn and extruded products for sale primarily to snack food distributors and retailers.  The products sold under our snack products segment include products considered part of the indulgent specialty snack food category, as well as products considered part of the healthy/natural food category.

We operate manufacturing facilities in eight locations.  Our frozen berry products are processed in our Lynden, Washington, Salem, Oregon and Jefferson, Georgia facilities.  Our frozen berry business grows, processes and markets premium berry blends, raspberries, blueberries and rhubarb and purchases blackberries, cherries, cranberries, strawberries and other fruits from a select network of fruit growers for resale.  The fruit is processed, frozen and packaged for sale and distribution to wholesale customers.  Our frozen vegetable products are processed in our Jefferson, Georgia, Thomasville, Georgia and Salem, Oregon facilities.  Our frozen beverage products are packaged at our Lynden, Washington and Jefferson, Georgia facilities.  We also use third-party processors for certain frozen products and package certain frozen fruits for other manufacturers.  The products of our frozen desserts business are produced in Pensacola, Florida.  Our snack products are manufactured at our Phoenix, Arizona and Bluffton, Indiana plants, as well as some third-party plants for certain products.

Our fiscal year ends on the last Saturday occurring in the month of December of each calendar year.

Acquisitions

We account for acquisitions using the acquisition method of accounting.  The results of operations of our acquired businesses have been included in our consolidated results from their respective dates of acquisition.

On September 29, 2014, we acquired the assets and intellectual property of a small boutique frozen desserts business, Sin In A TinTM, for approximately $160,000 in cash. An additional amount of up to $0.5 million is payable to the seller in the form of an earn-out based on future net revenues attributable to Sin In A TinTM products (see Note 3 “Acquisitions”).

On November 8, 2013, we completed our acquisition of Fresh Frozen Foods, LLC (“Fresh Frozen Foods”) for a cash purchase price of $38.4 million plus a working capital adjustment of $0.4 million.  An additional amount of up to $3.0

INVENTURE FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

million could have been payable to Fresh Frozen Foods as contingent consideration in the form of an earn-out based on the achievement of specified fiscal 2014 performance objectives, which were not met (see Note 3 “Acquisitions”).

On May 28, 2013, we completed our acquisition of the berry processing business of Willamette Valley Fruit Company, LLC (“Willamette Valley Fruit Company”) for a cash purchase price of $9.3 million.  An additional amount of up to $3.0 million may be payable to Willamette Valley Fruit Company as contingent consideration in the form of an earn-out if certain performance thresholds are met during the seven-year period following the closing of the transaction (see Note 3 “Acquisitions”).

Principles of Consolidation

The consolidated financial statements include the accounts of Inventure Foods and all of its wholly owned subsidiaries.  All significant intercompany amounts and transactions have been eliminated.

Our fiscal year ends on the last Saturday occurring in the month of December of each calendar year.  Accordingly, the fiscal year end dates result in an additional week of results every five or six years.  Fiscal 2015 commenced December 28, 2014 and ended December 26, 2015, resulting in a 52-week fiscal year.  Fiscal 2014 commenced December 29, 2013 and ended December 27, 2014, resulting in a 52-week fiscal year.  Fiscal 2013 commenced December 30, 2012 ended December 28, 2013, resulting in a 52-week fiscal year.

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

INVENTURE FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

At December 26, 2015 and December 27, 2014, the carrying value of cash, accounts receivable, accounts payable and accrued liabilities approximate fair values since they are short term in nature.  The carrying value of the long-term debt approximates fair value based on the borrowing rates currently available to us for long-term borrowings with similar terms. The following table summarizes the valuation of our assets and liabilities measured at fair value on a recurring basis (in thousands) at the respective dates set forth below:

		December 26, 2015			December 27, 2014
Balance Sheet Classification		Interest Rate Swaps	Non-qualified Deferred Compensation Plan Investments	Earn-out Contingent Consideration Obligation	Interest Rate Swaps	Non-qualified Deferred Compensation Plan Investments	Earn-out Contingent Consideration Obligation
Other assets	Level 1	$—	$564	$—	$—	$697	$—
Interest rate swaps	Level 2	—	—	—	(349)	—	—
Accrued liabilities	Level 3	—	—	(376)	—	—	(246)
Other liabilities	Level 3	—	—	(1,499)	—	—	(1,602)
		$—	$564	$(1,875)	$(349)	$697	$(1,848)

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

The fair value measurement of the earn-out contingent consideration obligation relates to the acquisitions of Sin In A TinTM in September 2014 and Willamette Valley Fruit Company in May 2013, and is included in accrued liabilities and other long-term liabilities in the consolidated balance sheets.  The fair value measurement is based upon significant inputs not observable in the market.  Changes in the value of the obligation are recorded as income or expense in our consolidated statements of income.  To determine the fair value, we valued the contingent consideration liability based on the expected probability weighted earn-out payments corresponding to the performance thresholds agreed to under the applicable purchase agreements.  The expected earn-out payments were then present valued by applying a discount rate that captures a market participants view of the risk associated with the expected earn-out payments. In fiscal 2015, we increased our estimate of the total earn-out expected to be achieved, which resulted in an increase in operating expenses of $0.2 million during the year ended December 26, 2015.  In fiscal 2014, we reduced the value of the contingent consideration related to the Fresh Frozen Foods acquisition to zero due to the forecasted reduction in estimated achievement of targets, and we reduced the value of the contingent consideration related to the Willamette Valley Fruit Company acquisition by $0.3 million based on a reduction in our estimate of the total earn-out expected to be achieved.

A summary of the activity of the fair value of the measurements using unobservable inputs (Level 3 Liabilities) for the year ended December 26, 2015, is as follows (in thousands):

Level 3
Balance at December 27, 2014	$1,848
Earn-out compensation paid to Willamette Valley Fruit Company	(230)
Earn-out compensation paid to Sin In A Tin	(4)
Willamette Valley Fruit Company earn-out revaluation	235
Sin In A Tin earn-out revaluation	26
Balance at December 26, 2015	$1,875

Derivative Financial Instruments

We utilize interest rate swaps in the management of our variable interest rate exposure and do not enter into derivatives for trading purposes.  All derivatives are measured at fair value.  Our interest rate swaps are classified as cash flow hedges. In fiscal 2015, the Company settled all existing interest rate swaps as part of our debt refinancing.  As of December 26, 2015 the Company did not have any interest rate swaps.

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

Intangible assets with indefinite lives are required to be tested for impairment between the annual tests if an event occurs or circumstances change indicating that the asset might be impaired.  In 2015, as a result of the product recall (see Note 2 “Product Recall”) we concluded that the intangible asset related to the acquired customer relationships of Fresh Frozen Foods was fully impaired.  Accordingly, the Company recorded an intangible asset impairment charge of $9.3 million.

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

See Note 4 “Goodwill, Trademarks and Other Intangible Assets” for additional information.

Self-Insurance Reserves

We are partially self-insured for the purposes of providing health care benefits to employees covered by our insurance plan.  The plan covers all full-time employees of the Company on the first day of the month after each such employee’s hiring date for salaried employees, and the first day of the month following the ninetieth day of service for hourly employees.  The plan covers the employees’ dependents, if elected by each such employee.  We have contracted with an insurance carrier for stop loss coverage that commences when $100,000 in claims is paid annually for a covered participant.  In addition, we have contracted for aggregate stop loss insurance, which provides coverage after the maximum amount paid by us exceeds approximately $1.5 million.  Estimated unpaid claims included in accrued liabilities are $0.2 million and $0.3 million at December 26, 2015 and December 27, 2014, respectively.  These amounts represent management’s best estimate of amounts that have not been paid prior to the year-end dates.  It is reasonably possible that the actual expense we will ultimately incur could differ from such estimates.

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

We recorded $1.1million, $1.4 million and $0.9 million in fiscal 2015, 2014 and 2013, respectively, for advertising costs, which are included in selling, general and administrative expenses on the Consolidated Statements of Operations contained herein.  These costs include various sponsorships, coupon administration and consumer advertising programs that we enter into throughout the year and are expensed as incurred.  Our marketing programs also include selective event sponsorship designed to increase brand awareness and to provide opportunities to mass sample branded products.

Also included in selling, general and administrative expense are costs and fees relating to the execution of in-store product demonstrations with club stores or grocery retailers, which were $1.5 million, $1.7 million and $2.2 million for the years ended December 26 2015, December 27, 2014 and December 28, 2013, respectively.   The cost of product used in the

INVENTURE FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

demonstrations, which is insignificant, and the fee we pay to the independent third-party providers who conduct the in-store demonstrations, are recorded as an expense when the event occurs.  Product demonstrations are conducted by independent third-party providers designated by the various retailer or club chains.  During the in-store demonstrations, the consumers in the stores receive small samples of our products.  The consumers are not required to purchase our product in order to receive the sample.

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

The Company uses a two-step approach to recognize and measure uncertain tax positions.  The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolutions of related appeals or litigation processes, if any.  The second step is to measure the tax benefit as the largest amount that is more likely than not of being realized upon ultimate settlement.  The Company believes that its income tax filing positions and deductions would be sustained upon examination; thus, the Company has not recorded any uncertain tax positions as of December 26, 2015.

It is our policy to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense.  We do not have any accrued interest or penalties associated with unrecognized tax benefits for the fiscal years ended December 26, 2015 and December 27, 2014.

We file income tax returns in the U.S. federal jurisdiction and various state jurisdictions.  The material jurisdictions that are subject to examination by tax authorities include the U.S. federal, Arizona, California, Georgia, Indiana and Oregon.  Our U.S. federal income tax returns for fiscal 2012 through 2014 remain open to examination by the Internal Revenue Service.  Our state tax returns for fiscal 2011 through 2014 remain open to examination by the state jurisdictions.

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

Compensation costs related to all stock-based payment arrangements, including employee stock options, are recognized in the financial statements based on the fair value method of accounting.  Excess tax benefits related to stock-based payment arrangements are classified as cash inflows from financing activities and cash outflows from operating activities.  See Note 10 “Stockholders’ Equity” for additional information.

Earnings (Loss) Per Common Share

Basic earnings (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of Common Stock outstanding during the period.  Diluted earnings (loss) per share is calculated by including all

INVENTURE FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

dilutive common shares such as stock options and restricted stock.  For the fiscal years ended December 26, 2015, December 27, 2014 and December 28, 2013 551,886,  117,534 and 291,571 shares of Common Stock underlying stock options and restricted stock units were not included in the computation of diluted earnings (loss) per share because inclusion of such shares would be antidilutive or because the exercise prices were greater than the average market price of Common Stock for the period.  Exercises of outstanding stock options or warrants are assumed to occur for purposes of calculating diluted earnings (loss) per share for periods in which their effect would not be anti-dilutive.

Earnings (loss) per common share was computed as follows for the fiscal years ended December 26, 2015, December 27, 2014 and December 28, 2013 (in thousands, except per share data):

	December 26, 2015	December 27, 2014	December 28, 2013
Basic Earnings (Loss) Per Share:
Net income (Loss)	$(20,783)	$10,561	$6,618
Weighted average number of common shares	19,588	19,500	19,360
Earnings (Loss) per common share	$(1.06)	$0.54	$0.34

Diluted Earnings (Loss) Per Share:
Net income (loss)	$(20,783)	$10,561	$6,618
Weighted average number of common shares	19,588	19,500	19,360
Incremental shares from assumed conversions of stock options and non-vested shares of restricted stock	—	490	429
Adjusted weighted average number of common shares	19,588	19,990	19,789
Earnings (loss) per common share	$(1.06)	$0.53	$0.33

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

Recent Accounting Pronouncements

Changes to GAAP are established by the Financial Accounting Standards Board (“FASB”) in the form of accounting standards updates (“ASU”) to the FASB’s Accounting Standards Codification.

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

In May 2014, the FASB issued new accounting guidance related to revenue recognition.  This new standard will replace all current GAAP guidance on this topic and eliminate all industry-specific guidance.  The new revenue recognition

INVENTURE FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

standard provides a unified model to determine when and how revenue is recognized.  The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services.  This guidance will be effective at the beginning of our 2017 fiscal year and can be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption.  We are evaluating the impact, if any, of adopting this new accounting standard on our financial statements.

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

In April 2015, the FASB issued an ASU to simplify the presentation of debt issuance costs. The ASU requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by this ASU. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. Early adoption is permitted.  Entities should apply the new guidance on a retrospective basis. We plan to adopt the updated standard in the first quarter of fiscal 2016.  The adoption of this guidance will not have significant impact on our financial statements.

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

In February 2016, the FASB issued new guidance related to accounting for leases. The new standard requires the recognition of assets and liabilities arising from lease transactions on the balance sheet and the disclosure of key information about leasing arrangements. Accordingly, a lessee will recognize a lease asset for its right to use the underlying asset and a lease liability for the corresponding lease obligation. Both the asset and liability will initially be measured at the present value of the future minimum lease payments over the lease term. Subsequent measurement, including the presentation of expenses and cash flows, will depend on the classification of the lease as either a finance or an operating lease. The new standard is effective for fiscal years beginning after December 15, 2018, and interim periods within those years, with early adoption permitted. We are currently evaluating the impact that this guidance will have on our financial statements and disclosure.

INVENTURE FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2.                                      Product Recall

On April 23, 2015, we announced a voluntary product recall of certain varieties of the Company’s Fresh FrozenTM line of frozen vegetables, as well as select varieties of our Jamba® “At Home” line of smoothie kits because the Jefferson, Georgia facility tested positive for Listeria monocytogenes.  The impacts recorded in our consolidated statement of operations attributable to the recall for the year ended December 26, 2015 are summarized as follows (in thousands):

Year Ended December 26, 2015
Net revenues	$—
Cost of revenues (1)	17,142
Gross profit	(17,142)
Operating expenses:
Selling, general & administrative expenses (2)	2,174
Impairment of intangible asset (3)	9,277
Operating loss	(28,593)
Interest expense (4)	1,476
Loss before income taxes	(30,069)
Income tax benefit	11,034
Net loss	$(19,035)

(1)         Additional cost of revenues represents the provision for the write-down of inventory on hand and for additional costs estimated to be incurred related to the recall, including product expected to be returned from customers and consumers, partially offset by recall-related insurance recoveries.  Through December 26, 2015, the Company has incurred an estimated $19.1 million of product recall charges.  As of December 26, 2015 we do not anticipate any additional product recall charges.  Additionally, during the year ended December 26, 2015, the Company incurred approximately $2.2 million of incremental production costs as a result of utilizing co-packers.  These charges were partially offset by recall-related insurance recoveries of $4.2 million.

(2)         Additional selling, general and administrative costs consists of approximately $2.2 million for the year ended December 26, 2015 of professional fees associated with the recall.

(3)         Amount reflects a $9.3 million impairment charge recorded to write-off the carrying value of the Fresh Frozen customer relationships intangible asset.

(4)         Amount reflects interest expense and associated financing fees relating to the bridge loans entered into under the prior credit agreement with U.S. Bank National Association (“U.S. Bank”) dated November 8, 2013 (with all related loan documents, and as amended from time to time, the “Prior Credit Facility”) attributed to the Company’s voluntary product recall.

3.                                      Acquisitions

Sin In A Tin

On September 29, 2014, we acquired the assets and intellectual property of a small boutique frozen desserts business, Sin In A TinTM, for approximately $160,000 in cash. An additional amount of up to $0.5 million is payable to the seller in the form of an earn-out based on future net revenues attributable to Sin In A TinTM products.  At the time of acquisition, the contingent consideration was recorded at $0.2 million based on the fair value assessment.  Additionally, we recorded $0.1 million of identifiable intangible assets and $0.1 million of net tangible assets that were assumed as a part of this acquisition based on their estimated fair values, and $0.2 million of residual goodwill.

Fresh Frozen Foods

On November 8, 2013, we acquired substantially all of the assets, properties and rights of Fresh Frozen Foods, a branded frozen vegetable processor.  As consideration for the acquisition, we assumed certain liabilities and obligations of Fresh Frozen Foods and paid an aggregate purchase price of $38.4 million in cash plus a working capital adjustment of $0.4 million.  A portion of the purchase price was used to settle Fresh Frozen Foods’ existing debt as of the closing of the transaction.  An additional amount of up to $3.0 million could have been payable to Fresh Frozen Foods as contingent consideration in the form of an earn-out based on the achievement of specified fiscal 2014 performance objectives, which

INVENTURE FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

were not met.  At the time of acquisition, the contingent consideration was recorded at $2.7 million based on the fair value assessment at acquisition.  Such contingent payment, if any, would be paid during the first quarter of fiscal 2015. Acquisition costs of $1.1 million were incurred during the year ended December 28, 2013 and are included within selling, general and administrative expenses.  The amount of net revenues attributable to Fresh Frozen Foods included in the consolidated statements of operations since the acquisition date were $8.9 million in fiscal 2013.  We do not allocate certain selling, general and administrative expenses and therefore, it is impracticable for us to separately identify earnings of the acquired entity since acquisition

The following table summarizes the purchase price and estimated fair value of assets acquired and liabilities assumed at the date of acquisition (in thousands):

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

See Note 4 “Goodwill, Trademarks and Other Intangible Assets” for additional information.

Based on Fresh Frozen Foods’ financial performance for fiscal 2014, we concluded the earn-out would not be paid.  Accordingly, the liability for contingent consideration was adjusted to $0, which resulted in a decrease in operating expenses of $2.7 million during the year ended December 27, 2014.

In fiscal 2015, as a result of the product recall (see Note 2 “Product Recall”) we concluded that the intangible asset related to the acquired customer relationships of Fresh Frozen Foods was fully impaired.  Accordingly, the Company recorded an intangible asset impairment charge of $9.3 million.

INVENTURE FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Willamette Valley Fruit Company

On May 28, 2013, we enhanced our berry purchase and freezing capabilities by acquiring the berry processing business of Willamette Valley Fruit Company, one of the Pacific Northwest’s leading processors of high-quality berry products, for a cash purchase price of $9.3 million.  An additional amount of up to $3.0 million may be payable to Willamette Valley Fruit Company as contingent consideration if certain performance thresholds are met during the seven-year period following the closing of the transaction.  Under the terms of the purchase agreement, we acquired substantially all of the berry processing equipment assets, including a new Individually Quick Frozen (“IQF”) tunnel, and other intellectual property and inventory rights.  We also entered into leases of the land and buildings containing the purchased assets in connection with the transaction.  The amount of net revenues attributable to Willamette Valley Fruit Company included in the consolidated statements of operations since the acquisition date were $14.1 million in fiscal 2013.  We do not allocate certain selling, general and administrative expenses and therefore, it is impracticable for us to separately identify earnings of the acquired entity since acquisition.

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

See Note 4 “Goodwill, Trademarks and Other Intangible Assets” for additional information.

During fiscal 2015 and 2014, we paid $0.2 million and $0.5 million, respectively of the contingent consideration upon completion of certain thresholds achieved during such fiscal periods.  We also paid $0.8 million in fiscal 2014 for holdbacks upon expiration of certain indemnification and completion of post-acquisition obligations.  In fiscal 2015, we increased our estimate of the total earn-out expected to be achieved, which resulted in an increase in operating expenses of $0.2 million during the year ended December 26, 2015.  In fiscal 2014, we reduced our estimate of the total earn-out expected to be achieved, which resulted in a decrease in operating expenses of $0.3 million during the year ended December 27, 2014.  As of December 26, 2015 and December 27, 2014 the liability for contingent consideration was $1.6 million and $1.6 million, respectively.

INVENTURE FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Consolidated Pro Forma Financial Information

The following unaudited pro forma consolidated results of operations (in thousands, except per share data) assumes the Willamette Valley Fruit Company and Fresh Frozen Foods acquisitions occurred as of the beginning of the earliest period presented.  The unaudited pro forma results include estimates and assumptions regarding increased amortization of intangible assets related to the acquisitions, increased interest expense related to debt acquired in order to fund the acquisitions and the related tax effects.  The pro forma results are not necessarily indicative of the actual results that would have occurred had the acquisition been completed as of the beginning of each of the periods presented, nor are they necessarily indicative of future consolidated results.  Pro forma information related to the Sin In A TinTM acquisition has not been included as it is not material.

		December 28, 2013
Net revenues	As reported	$215,580
	pro forma	$271,597

Net income	As reported	$6,618
	pro forma	$8,571

Diluted earnings per share	As reported	$0.33
	pro forma	$0.43

INVENTURE FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

4.                                      Goodwill, Trademarks, and Other Intangible Assets

Goodwill, trademarks and other intangibles, net, consisted of the following as of December 26, 2015 and December 27, 2014 (in thousands):

	Estimated Useful Life	December 26, 2015	December 27, 2014
Goodwill:
Inventure Foods		$5,986	$5,986
Rader Farms		5,630	5,630
Willamette Valley Fruit Company		3,147	3,147
Fresh Frozen Foods		8,301	8,301
Sin In A Tin		222	222
Total goodwill		$23,286	$23,286

Trademarks:
Inventure Foods		$896	$896
Rader Farms		1,070	1,070
Willamette Valley Fruit Company		740	740
Fresh Frozen Foods		9,475	9,475
Sin In A Tin		123	123

Other intangibles:
Rader Farms - Customer relationship, gross carrying amount	10 years	100	100
Rader Farms - Customer relationship, accum. amortization		(86)	(76)
Willamette Valley Fruit Company - Customer relationship, gross carrying amount	10 years	3,200	3,200
Willamette Valley Fruit Company - Customer relationship, accum. amortization		(800)	(480)
Fresh Frozen Foods - Customer relationship, gross carrying amount	12 years	—	10,487
Fresh Frozen Foods - Customer relationship, accum. amortization		—	(992)
Total trademarks and other intangibles, net		$14,718	$24,543

The trademarks are deemed to have an indefinite useful life because they are expected to generate cash flows indefinitely.  Amortization expense was $0.5 million, $1.2 million and $0.3 million for the fiscal years ended December 26, 2015, December 27, 2014 and December 28, 2013, respectively.  As of December 26, 2015, we expect amortization expense on these intangible assets over the next five years to be as follows (in thousands):

Years Ending,	Amortization Expense
2016	$330
2017	324
2018	320
2019	320
2020	320
Thereafter	800
Total	$2,414

INVENTURE FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Goodwill and trademarks are reviewed for impairment annually in the fourth fiscal quarter, or more frequently if impairment indicators arise.  Goodwill is required to be tested for impairment between the annual tests if an event occurs or circumstances change that more-likely-than-not reduces the fair value of a reporting unit below its carrying value.  Intangible assets with indefinite lives are required to be tested for impairment between the annual tests if an event occurs or circumstances change indicating that the asset might be impaired.  As a result of the product recall (see Note 2 “Product Recall”) we concluded that the intangible asset related to the acquired customer relationships of Fresh Frozen Foods was fully impaired.  Accordingly, the Company recorded an intangible asset impairment charge of $9.3 million in fiscal 2015.  Other than the Fresh Frozen Foods customer relationships, no impairments were determined through our testing for the year ended December 26, 2015.

5.                                      Accrued Liabilities

Accrued liabilities consisted of the following as of December 26, 2015 and December 27, 2014 (in thousands):

	December 26, 2015	December 27, 2014
Accrued payroll and payroll taxes	$1,114	$2,365
Accrued royalties and commissions	1,081	1,048
Accrued advertising and promotion	820	351
Accrued berry purchase payments	3,096	4,127
Accrued other	2,518	5,087
	$8,629	$12,978

6.                                      Inventories

Inventories consisted of the following as of December 26, 2015 and December 27, 2014 (in thousands):

	December 26, 2015	December 27, 2014
Finished goods	$32,731	$28,651
Raw materials	49,076	36,565
	$81,807	$65,216

7.                                      Property and Equipment

Property and equipment consisted of the following as of December 26, 2015 and December 27, 2014 (in thousands):

	Useful Lives	December 26, 2015	December 27, 2014
Buildings and improvements	20 — 30 years	$22,922	$20,262
Equipment	7 — 15 years	74,572	67,146
Land	—	1,001	777
Vehicles	4 — 5 years	387	383
Furniture and office equipment	2 — 10 years	7,409	6,811
		106,291	95,379
Less accumulated depreciation and amortization		(46,328)	(40,179)
		$59,963	$55,200

The total cost of equipment and furniture and office equipment included in the table above held under capital lease obligations was $0.1 million and $3.0 million as of December 26, 2015 and December 27, 2014, respectively.  Depreciation expense, including amortization of property under capital leases, for fiscal years 2015, 2014 and 2013 was $7.0 million, $6.7 million and $5.4 million, respectively.

8.                                      Term Debt and Line of Credit

ABL Credit Facility

On November 18, 2015, the Company entered into a new five-year revolving credit agreement with Wells Fargo Bank, National Association (“Wells Fargo”), as administrative agent, and the other lenders party thereto (with all related loan

INVENTURE FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

documents, and as amended from time to time, the “ABL Credit Facility”), replacing our Prior Credit Facility.  All commitments under the Prior Credit Facility were terminated and all outstanding borrowings thereunder were repaid effective November 18, 2015.  The remaining obligations of the Company and its subsidiaries under the Prior Credit Facility generally are limited to certain remaining contingent indemnification obligations.

The ABL Credit Facility provides for a five-year, $50.0 million senior secured revolving credit facility.  The ABL Credit Facility also provides that, under certain conditions, we may increase the aggregate principal amount of loans outstanding thereunder by up to $10.0 million.  On November 18, 2015, we borrowed $21.9 million under the ABL Credit Facility.  We used the initial borrowing under that facility, together with the proceeds from the Term Loan Credit Facility (described below) to repay all outstanding borrowings under the Prior Credit Facility (consisting of $101.1 million), to pay accrued interest with respect to such loans, and to fund the payment of certain fees and costs relating to the Credit Facilities.  The ABL Credit Facility will mature, and the commitments thereunder will terminate, on November 17, 2020.

The Company and all of its subsidiaries are borrowers under the ABL Credit Facility.  Subject to certain exceptions, the obligations under the ABL Credit Facility are secured by a lien on substantially all of the assets of the Company including: (i) a perfected first priority pledge of all the equity interests of the Company, and (ii) a perfected first priority security interest in substantially all other tangible and intangible assets of the Company and its subsidiaries (including, but not limited, to accounts receivable, inventory, equipment, general intangibles, investment property, real property, intellectual property and the proceeds of the foregoing).  The obligations under the ABL Credit Facility are also guaranteed by each of the Company’s subsidiaries.

Availability of borrowings under the ABL Credit Facility is subject to, among other things, a borrowing base calculation based upon a valuation of our eligible accounts and eligible inventory (including eligible finished goods, raw materials, and by-products inventory), each multiplied by an applicable advance rate or limit, and certain reserves and caps customary for financings of this type.  If at any time the aggregate amounts outstanding under the ABL Credit Facility exceed the borrowing base then in effect, a prepayment of an amount sufficient to eliminate such excess is required to be made.  Availability of borrowings under the ABL Credit Facility is also subject to a bringdown of the representations and warranties in such Facility and the absence of any default thereunder (including any such default under our financial and other covenants in our Term Loan Credit Facility described below).  Voluntary prepayments of revolving loans under the ABL Credit Facility are permitted at any time, in whole or in part, without premium or penalty.

Borrowings under the ABL Credit Facility bear interest, at the Company’s option, at a base rate or LIBOR plus, in each case, an applicable margin.  LIBOR is reset at the beginning of each selected interest period based on the LIBOR rate then in effect; provided that, if LIBOR is below zero, then such rate will be equal to zero plus the applicable margin.  The base rate is a fluctuating interest rate equal to the highest of (i) the federal funds effective rate from time to time plus 0.50%, (ii) LIBOR (after taking account of any applicable floor) applicable for an interest period of one month plus 1.00%, and (iii) the prime lending rate announced from time to time by Wells Fargo.  The applicable margin is subject to adjustment based on the Company’s Average Excess Availability (as defined in the ABL Credit Facility).  Additionally, to maintain availability of funds under the ABL Credit Facility, we pay a monthly commitment fee of 0.25-0.375%, depending on the average ABL Credit Facility balance, on the unused portion of the ABL Credit Facility.

Ongoing extensions of credit under the ABL Credit Facility are subject to customary conditions, including sufficient availability under the borrowing base.  The ABL Credit Facility also contains covenants that require the Company to, among other things, periodically furnish financial and other information to the various lenders.  The ABL Credit Facility contains customary negative covenant and also requires the Company, together with its subsidiaries, to comply with a Fixed Charge Coverage Ratio (as defined in the ABL Credit Facility). The first Fixed Charge Coverage Ratio measurement period is the end of the first quarter of fiscal 2016.

Events of default under the ABL Credit Facility include customary events such as a cross-default provision with respect to other material debt. As of December 26, 2015, the Company is in compliance with all covenants of the ABL Credit Facility.

We use the ABL Credit Facility, in part, to fund our seasonal working capital needs, which are affected by, among other things, the growing cycles of the fruits and vegetables we process, for capital expenditures and for other general corporate purposes. The vast majority of our fruit and vegetable inventories are produced during the harvesting and packing months of June through September and depleted through the remaining eight months. Accordingly, our need to draw funds under the ABL Credit Facility fluctuates significantly during the year.

INVENTURE FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

As of December 26, 2015, there was  $26.0 million outstanding under the ABL Credit Facility and the net availability thereunder was $23.1 million.

Term debt consisted of the following as of December 26, 2015 and December 27, 2014 (in thousands):

	December 26, 2015	December 27, 2014
Senior secured term loan due quarterly through November 2020 (a)	$85,000	$—
Senior secured term loan due quarterly through November 2018 (b)	—	54,900
Equipment term loan, Goodyear, due monthly through March 2021 (c)	2,055	—
Equipment term loan, Rader Farms, due monthly through August 2019 (c)	1,972	2,428
Equipment term loan, Willamette Valley, due monthly through August 2019(c)	1,464	1,802
Equipment term loan B due monthly through September 2020 (c)	—	1,278
Bluffton, IN mortgage loan due monthly through December 2016 (b)	—	1,825
Lynden, WA real estate term loan due monthly through July 2017 (b)	—	2,565
Capital lease obligations, primarily due September 2017	48	1,461
	90,539	66,259
Less: current portion of long-term debt	(1,826)	(7,041)
Long-term debt, less current portion	$88,713	$59,218

Annual maturities of long-term debt as of December 26, 2015 are as follows (in thousands):

Year	Capital Lease Obligations	Debt
2016	$18	$1,812
2017	19	2,152
2018	13	2,187
2019	4	1,982
2020	1	82,247
Thereafter	—	111
Subtotal	55	90,491
Less: Amount representing interest	(7)	—
Total	$48	$90,491

(a)         Term Loan Credit Facility

Also on November 18, 2015 and concurrent with the execution of the ABL Credit Facility, Inventure Foods and certain of its subsidiaries entered into a new five-year term loan credit agreement (the “Term Loan Credit Facility”), with BSP Agency, LLC, a Delaware limited liability company (“BSP”), as administrative agent, and the other lenders party thereto.  The Term Loan Credit Facility provides for a $85.0 million senior secured term loan that matures on November 17, 2020.  The Term Loan Credit Facility also provides that, under certain conditions, we may increase the aggregate principal amount of term loans outstanding thereunder by up to $25.0 million.  As noted above, we used the proceeds of the Term Loan Credit Facility, together with certain proceeds of the ABL Credit Facility, to refinance the indebtedness under the Prior Credit Facility and to fund payment of certain fees and costs related to the Credit Facilities.  Unlike amounts repaid under the ABL Credit Facility, any amounts we repay under the Term Loan Credit Facility may not be reborrowed.  The Term Loan Credit Facility also matures on November 17, 2020.

The Company and all of its subsidiaries are borrowers under the Term Loan Credit Facility.  Subject to certain exceptions, the obligations under the Term Loan Credit Facility are secured by substantially all of the assets of the Company including: (i) a perfected first priority pledge of all the equity interests of the Company, and (ii) a perfected first priority security interest in substantially all other tangible and intangible assets of the Company (including, but not limited, to accounts receivable, inventory, equipment, general intangibles, investment property, real property, intellectual property and the proceeds of the foregoing).

INVENTURE FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Borrowings under the Term Loan Credit Facility bear interest, at the Company’s option, at a base rate or LIBOR plus, in each case, an applicable margin.  LIBOR is reset at the beginning of each selected interest period based on the LIBOR rate then in effect; provided that, if LIBOR is below zero, then such rate will be equal to zero plus the applicable margin.  The base rate is a fluctuating interest rate equal to the highest of (i) the federal funds effective rate from time to time plus 0.50%, (ii) LIBOR (after taking account of any applicable floor) applicable for an interest period of one month plus 1.00%, and (iii) the prime lending rate announced by Wells Fargo.  The applicable margin is subject to adjustment based on the Company’s Total Leverage Ratio (as defined in the Term Loan Credit Facility).

The Term Loan Credit Facility requires amortization in the form of quarterly scheduled principal payments of $212,500 per fiscal quarter from March 2016 to September 2020, with the remaining balance due on the maturity date of November 17, 2020.  In addition to the scheduled quarterly principal payments, the Company is required to make mandatory principal payments out of Excess Cash Flow (as defined in the Term Loan Credit Facility)

As of December 26, 2015, the amount outstanding under the Term Loan Credit Facility was $85.0 million and the interest rate payable was 8.0%.  Voluntary prepayments of amounts outstanding under the term loan are permitted in whole or in part, in minimum amounts as set forth in the Term Loan Credit Facility, with prior notice but without premium or penalty, on or after November 18, 2016.

The Term Loan Credit Facility also contains affirmative and negative covenants that require the Company to, among other things, periodically furnish financial and other information to the various lenders.  The Term Loan Credit Facility contains customary negative covenants and also requires the Company, together with its subsidiaries, to comply with a Fixed Charge Coverage Ratio (as defined in the Term Loan Credit Facility) and a Total Leverage Ratio (as defined in the Term Loan Credit Facility). The first Fixed Charge Coverage Ratio and Total Leverage Ratio measurement period is the end of the first quarter of fiscal 2016.  On March 9, 2016, the Company entered into the Amendment with the lenders party thereto and BSP, as the administrative agent.  The Amendment amends the Term Loan Credit Facility to defer the Company’s obligation to comply with the Total Leverage Ratio until the end of the third quarter of fiscal 2016.

Events of default under the Term Loan Credit Agreement include customary events such as a cross-default provision with respect to other material debt.  As of December 26, 2015 the Company is in compliance with all covenants of the Term Loan Credit Agreement.

(b)         U.S. Bank Debt

On November 8, 2013, we entered into a $60.0 million senior secured term loan and a new $30.0 million senior secured revolving line of credit with a syndicate of lenders led by U.S. Bank, pursuant to a Credit Agreement, a Security Agreement and certain other customary ancillary agreements, or the Prior Credit Facility.  To facilitate the Prior Credit Facility, the Company and its wholly owned subsidiaries entered into a Letter Amendment Agreement, dated as of November 8, 2013, with U.S. Bank (the “Letter Amendment”).  The Letter Amendment reconciled the terms of the U.S. Bank Credit Facility with the terms of the Loan and Security Agreement and that certain Loan Agreement (term loan), dated as of November 30, 2006, by and between the Company’s wholly owned subsidiary, La Cometa Properties, Inc., and U.S. Bank.  All amounts outstanding under the Prior Credit Facility were repaid in November 2015 with proceeds from the ABL Credit Facility and the Term Loan Credit Facility.

(c)          Equipment Loans

In August 2015, we entered into an equipment term loan with Banc of America Leasing & Capital LLC.  The loan will finance up to $4.0 million of new kettles and related equipment for our Goodyear, Arizona facility.  The equipment term loan accrues interest at a rate of 3.22% and is expected to be repaid over 60 recurring monthly payments commencing April 2016.

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

INVENTURE FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Net Interest Expense

Net interest expense consisted of the following for the fiscal years ended December 26, 2015, December 27, 2014 and December 28, 2013 (in thousands):

	December 26, 2015	December 27, 2014	December 28, 2013
Interest expense	$(6,330)	$(2,604)	$(872)
Interest income	—	—	—
Interest expense, net	$(6,330)	$(2,604)	$(872)

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

We entered into an interest rate swap in fiscal 2006 to convert the interest rate of the mortgage to purchase the Bluffton, Indiana plant from the contractual rate of 30 day LIBOR plus 165 basis points to a fixed rate of 6.85%.  The swap has a fixed pay-rate of 6.85% and a notional value of approximately $1.8 million at December 27, 2014 and was set to expire in December 2016.  We evaluate the effectiveness of the hedge on a quarterly basis and, at December 27, 2014, the hedge is highly effective.  The interest rate swap had a fair value of approximately $155,000 at December 27, 2014 which was recorded as a liability on the accompanying Consolidated Balance Sheets.  The swap value was determined in accordance with the fair value measurement guidance discussed earlier using Level 2 observable inputs and approximates the loss that would have been realized if the contract had been settled at the end of the fiscal period.

We entered into another interest rate swap in January 2008 to effectively convert the interest rate on the real estate term loan to a fixed rate of 4.28%.  The interest rate swap is structured with decreasing notional values to match the expected pay down of the debt.  The notional value of the swap was $2.6 million at December 27, 2014.  The interest rate swap is accounted for as a cash flow hedge derivative and was set to expire in July 2017.  The interest rate swap had fair value of approximately $194,000 at December 27, 2014, which was recorded as a liability on the accompanying Consolidated Balance Sheet.  This value was determined in accordance with the fair value measurement guidance discussed earlier using Level 2 observable inputs and approximates the loss that would have been realized if the contract had been settled at the end of the fiscal period.

In connection with the Company entering into the ABL Credit Facility and Term Loan Credit Facility the Company settled the existing interest rate swap agreements.  As of December 26, 2015, the Company no longer has any outstanding interest rate swaps.

9.                                      Commitments and Contingencies

Our future contractual obligations consist principally of long-term debt, operating leases, minimum commitments regarding third-party warehouse operations services, forward purchase agreements and remaining minimum royalty payments due licensors pursuant to brand licensing agreements.

INVENTURE FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Leases

During the fiscal years ended December 26, 2015, December 27, 2014 and December 28, 2013, the rental expense from operating leases was $2.8 million, $2.6 million and $1.8 million, respectively.  As of December 26, 2015, minimum rental commitments under non-cancellable operating leases were (in thousands):

Year	Operating Lease Obligations
2016	$2,340
2017	2,034
2018	1,457
2019	1,371
2020	1,165
Thereafter	4,921
Total	$13,288

Purchase Agreements

In order to mitigate the risks of volatility in commodity markets to which we are exposed, we have entered into forward purchase agreements with certain suppliers based on market prices, forward price projections and expected usage levels.  Our purchase commitments for certain ingredients, packaging materials and energy are generally less than 12 months.

Licensing

We produce T.G.I. Friday’s® brand snacks, Tato Skins® brand potato crisps and Boulder Canyon® Authentic Foods Rice and Bean snacks utilizing a sheeting and frying process that includes technology that we license from a third party.  Under the terms of this license agreement, we have a royalty-bearing, exclusive right license to use the technology in the United States, Canada, and Mexico until such time the parties mutually agree to terminate the agreement.  Even though the patents for this technology expired in December 2006, in consideration for the use of this technology, we are required to make royalty payments on sales of products manufactured utilizing the technology until such termination date.  However, should products substantially similar to Tato Skins®, O’Boisies® and Pizzarias® become available for any reason in the marketplace by any manufacturer other than us and such availability results in a sales decline of 10% or more, any royalty obligation for the respective products shall cease.

We license the T.G.I. Friday’s® brand snacks trademark from T.G.I. Friday’s. under a license agreement with a term expiring in December 2019.  Pursuant to the license agreement, we are required to make royalty payments on sales of T.G.I. Friday’s® brand snack products and are required to achieve certain minimum sales levels by certain dates during the contract term.

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

Legal Proceedings

We are periodically a party to various lawsuits arising in the ordinary course of business.  Management believes, based on discussions with legal counsel, that the resolution of any such lawsuits, individually and in the aggregate, will not have a material adverse effect on our financial position or results of operations.  (see Note 13, “Legal Proceedings”)

INVENTURE FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

10.                               Stockholders’ Equity

Our 2015 Equity Incentive Plan (the “2015 Plan”) was approved at our 2015 annual meeting of stockholders.  The 2015 Plan replaces our 2005 Equity Incentive Plan (the “2005 Plan”).  Under the 2015 Plan, we are authorized to issue up to 1,400,560 shares of our Common Stock, which number may be increased by up to 250,000 shares subject to any option or award outstanding under the 2005 Plan that are canceled or forfeited for any reason.  If any shares of our Common Stock subject to awards granted under the 2015 Plan are canceled, those shares will be available for future awards under such plan.  The 2015 Plan expires in May 2025.  Awards granted under the 2015 Plan may include: nonqualified stock options, incentive stock options, restricted stock, restricted stock units, performance shares, performance units, and other stock-based awards and cash-based awards

As of December 26, 2015, there were 1,248,715 shares of Common Stock available for awards under the 2015 Plan.

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

During the fiscal years ended December 26, 2015, December 27, 2014 and December 28, 2013, the total stock-based compensation expense from restricted Common Stock recognized in the financial statements was $1.1 million, $1.1 million and $0.3 million, respectively.  There were no stock-based compensation costs which were capitalized.

The following table summarizes activities related to restricted stock awards for the year ended December 26, 2015:

	Number	Weighted Average Grant Date Fair Value
Nonvested balance at December 27, 2014	208,600	$7.52
Granted	—	$—
Vested and released	(98,710)	$7.08
Forfeited	(21,724)	$6.55
Nonvested balance at December 26, 2015	88,166	$8.25

As of December 26, 2015 the total unrecognized costs related to non-vested restricted stock awards was $0.2 million, which is expected to be recognized over a weighted average period of less than one year.  This expected compensation expense does not reflect any new awards, or modifications to existing awards, that could occur in the future.

The following table summarizes activities related to restricted stock units for the year ended December 26, 2015:

	Number	Weighted Average Grant Date Fair Value
Nonvested balance at December 27, 2014	144,929	$13.21
Granted	217,637	$9.07
Vested and released	(38,385)	$13.21
Forfeited	(22,068)	$10.92
Nonvested balance at December 26, 2015	302,113	$10.40

INVENTURE FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

As of December 26, 2015 the total unrecognized costs related to non-vested restricted stock units was $2.0 million, which is expected to be recognized over a weighted average period of 1.5 years.  This expected compensation expense does not reflect any new awards, or modifications to existing awards, that could occur in the future.

Stock Options

Stock-based compensation expense from stock options recognized in the financial statements totaled $0.4 million, $0.6 million and $0.6 million for the fiscal years ended December 26, 2015, December 27, 2014 and December 28, 2013, respectively, which reduced income from operations accordingly.  There were no stock-based compensation costs that were capitalized.

The following table summarizes stock option activity during the year ended December 26, 2015:

	Options Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value (in-the-money options)	Weighted Average Remaining Contractual Life (in years)
Outstanding at December 27, 2014	732,852	$5.27
Granted	—	$—
Exercised	(66,250)	$4.56
Forfeited or expired	(22,000)	$6.58
Outstanding at December 26, 2015	644,602	$5.30	$1,495,139	5.52

As of December 26, 2015, the total unrecognized costs related to non-vested stock options granted were $0.5 million.  We expect to recognize such costs in the financial statements over a weighted average period of 1.9 years.  This expected compensation expense does not reflect any new awards, or modifications to existing awards, that could occur in the future.

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on our closing stock price of $7.18 as of December 26, 2015, which would have been received by the option holders had all option holders exercised options and sold the underlying shares on that date.  The intrinsic value related to vested stock options outstanding was $1.4 million as of December 26, 2015 based on the exercise price and our closing stock price of $7.18 as of December 26, 2015.

The following table summarizes information about stock options outstanding and exercisable at December 26, 2015:

Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$1.70 - $2.40	173,600	2.9	$1.88	173,600	$1.88
$3.60 - $6.55	270,550	4.6	$5.06	196,450	$4.79
$7.21 - $12.78	178,800	6.5	$8.03	74,500	$7.68
$13.21 - $13.21	21,652	8.5	$13.21	21,652	$13.21
	644,602	4.8	$5.30	466,202	$4.56

The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the years ended:

	2014	2013
Expected dividend yield (%)	0	0
Expected volatility (%)	38-39	53-55
Risk-free interest rate (%)	2.5-2.7	1.9-2.9
Expected life (years)	5.5-6.5	5.5-6.5

INVENTURE FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

There were no options granted during the year ended December 26, 2015. The weighted average grant-date fair value of options granted during the years ended December 27, 2014 and December 28, 2013 were $5.35 and $3.90, respectively.

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

11.  Income Taxes

The provision for income taxes consisted of the following for the fiscal years ended December 26, 2015, December 27, 2014 and December 28, 2013 (in thousands):

	2015	2014	2013
Current:
Federal	$(4,372)	$3,217	$2,471
State	(493)	408	262
	(4,865)	3,625	2,733
Deferred:
Federal	(6,683)	2,124	547
State	(498)	19	80
	(7,181)	2,143	627
Income tax expense (benefit)	$(12,046)	$5,768	$3,360

INVENTURE FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The income tax effects of temporary differences between financial and income tax reporting that give rise to the deferred income tax asset and liability are as follows as of December 26, 2015 and December 27, 2014 (in thousands):

	2015	2014
Deferred Tax Asset
Accounts receivable	$34	$40
Charitable contributions carryover	75	—
Federal credit carryover	411	—
Inventories	633	23
Accrued liabilities	—	465
State credit carryover	94	101
Stock-based compensation	580	598
Federal net operating loss carryforward	4,874	—
Deferred rent	92	96
Interest rate swap	—	130
State net operating loss carryforward	405	—
	7,198	1,453
Deferred Tax Liability
Accrued liabilities	(111)	—
Contingent consideration	(1,004)	(1,126)
Depreciation and amortization	(4,855)	(5,968)
	(5,970)	(7,094)

Net deferred tax liability	$1,228	$(5,641)

Net deferred tax asset — current	3,788	1,228
Net deferred tax liability — noncurrent	(2,560)	(6,869)
Net deferred tax asset (liability)	$1,228	$(5,641)

We had U.S. net operating loss carry forwards in the amount of $14.5 million at December 26, 2015 that will expire in tax year ending 2035 and state net operating loss carry forwards in the amount of $9.7 million at December 26, 2015 that will expire in the tax years ending 2020 through 2035.   Our alternative minimum tax credits of $0.2 million have no expiration date.  Our other general business tax credits of $0.3 million at December 26, 2015 will expire in tax years ending 2025 through 2035.

The following table provides a reconciliation between the amount determined by applying the statutory federal income tax rate to our income tax provision for fiscal years ended December 26, 2015, December 27, 2014 and December 28, 2013 (in thousands):

	2015	2014	2013
Expected expense at statutory rate of 34.0%	$(11,162)	$5,552	$3,393
Change resulting from:
State tax provision, net	(976)	434	249
Federal and state credits	116	(167)	(92)
Domestic production benefits	—	(322)	(253)
Nondeductible expenses and other	(24)	271	63
Income tax expense (benefit)	$(12,046)	$5,768	$3,360
Effective tax rate	36.7%	35.3%	33.7%

12.                               Business Segments and Significant Customers

For the fiscal years ended December 26, 2015, December 27, 2014 and December 28, 2013, Costco was the only customer accounting for more than 10% of our total net revenue.  Costco accounted for $66.4 million, or 23% of our total net revenue; $75.3 million, or 26% of our total net revenue; and $74.5 million, or 35% or our total net revenue; for fiscal 2015, 2014 and 2013, respectively.

INVENTURE FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Our operations consist of two reportable segments: frozen products and snack products.  The frozen products segment produces frozen fruits, vegetables, beverages and desserts for sale primarily to groceries, club stores and mass merchandisers.  The snack products segment produces potato chips, kettle chips, potato crisps, potato skins, pellet snacks, sheeted dough products, popcorn and extruded products for sale primarily to snack food distributors and retailers.  Our reportable segments offer different products and services.  The majority of our revenues are attributable to external customers in the United States.  We also sell to external customers internationally; however, the revenues attributable to such customers are immaterial.  All of our assets are located in the United States.

All products sold under our frozen products segment are considered part of the healthy/natural food category.  The products sold under our snack products segment includes products considered part of the indulgent specialty snack food category, as well as products considered part of the healthy/natural food category.  For fiscal 2015, 2014 and 2013, net revenues of our healthy/natural food category totaled $236.7 million, $236.6 million and $152.2 million, respectively.  For fiscal 2015, 2014 and 2013, net revenues of our indulgent specialty snack food category totaled $45.9 million, $49.1 million and $63.3 million, respectively.

The accounting policies of our reportable segments are the same as those described in Note 1 “Operations and Summary of Significant Accounting Policies.”  We do not allocate assets, selling, general and administrative expenses, income taxes or other income and expense to our reportable segments. The following tables present information about our reportable segments for the fiscal years ended December 26, 2015, December 27, 2014 and December 28, 2013 (in thousands):

	Frozen Products	Snack Products	Consolidated
2015
Net revenues from external customers	$167,166	$115,392	$282,558
Depreciation and amortization included in segment gross profit	2,336	2,410	4,746
Segment gross profit	2,729	17,608	20,337
Goodwill	17,300	5,986	23,286

2014
Net revenues from external customers	$179,518	$106,145	$285,663
Depreciation and amortization included in segment gross profit	2,103	2,533	4,636
Segment gross profit	32,329	20,792	53,121
Goodwill	17,300	5,986	23,286

2013
Net revenues from external customers	$117,124	$98,456	$215,580
Depreciation and amortization included in segment gross profit	1,265	2,172	3,437
Segment gross profit	22,745	16,141	38,886
Goodwill	17,078	5,986	23,064

The following table reconciles our reportable segment gross profit to our consolidated income before income tax provision for the fiscal years ended December 26, 2015, December 27, 2014 and December 28, 2013 (in thousands):

	December 26, 2015	December 27, 2014	December 28, 2013
Segment gross profit	$20,337	$53,121	$38,886
Unallocated amounts:
Operating expenses	37,559	34,188	28,036
Impairment of intangible assets	9,277	—	—
Interest expense, net	6,330	2,604	872
Income (loss) before income tax provision	$(32,829)	$16,329	$9,978

The table below presents information about revenues for each group of similar products within our reportable segments for the fiscal years ended December 26, 2015, December 27, 2014 and December 28, 2013 (in thousands):

INVENTURE FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	2015		2014		2013
	Net Revenue	% of Net Revenues	Net Revenue	% of Net Revenues	Net Revenue	% of Net Revenues
Snack Products:
Indulgent Specialty Snacks (1)	$45,901	16.2%	$49,091	17.2%	$63,346	29.4%
Healthy/Natural Snacks (2)	69,491	24.6%	57,054	20.0%	35,110	16.3%
Total Snack	115,392	40.8%	106,145	37.2%	98,456	45.7%
Frozen Products:
Berries, Beverages, Blends and Desserts	121,632	43.1%	118,473	41.5%	108,212	50.2%
Vegetables	45,534	16.1%	61,045	21.3%	8,912	4.1%
Total Frozen	167,166	59.2%	179,518	62.8%	117,124	54.3%

Consolidated	$282,558	100%	$285,663	100%	$215,580	100%

(1) Indulgent Specialty Snacks includes T.G.I. Friday’s® brand snacks under license from T.G.I. Friday’s, Nathan’s Famous® brand snack products under license from Nathan’s Famous Corporation, Vidalia® brand snack products under license from Vidalia Brands, Inc., Poore Brothers® kettle cooked potato chips, Bob’s Texas Style® kettle cooked chips, and Tato Skins® brand potato snacks.

(2) Healthy/Natural Snacks includes Boulder Canyon® Authentic Foods brand kettle cooked potato chips and private label healthy/natural snacks.

13.                               Legal Proceedings

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

INVENTURE FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

On or about February 17, 2016, the Company received a letter from one of its commercial customers requesting indemnity with respect to a lawsuit threatened against the customer in Florida alleging that certain kettle chip products sold by the customer and manufactured by the Company were improperly labeled as “natural.”  The Company is currently investigating the indemnity claim and the allegations made in connection with the threatened lawsuit.

On or about February 22, 2016, the Company was informed by Jamba Juice that Jamba Juice had received a letter and draft complaint threatening a lawsuit in Florida against Jamba Juice for the allegedly improper labeling of its make-at-home smoothie kits as “all natural.”  The allegations in the threatened lawsuit are similar to those alleged in the settled Lilly Matter.  The Company is currently investigating the allegations made in the letter and draft complaint.

14.                               Related Party Transactions

We lease 840 acres of farming land in Whatcom County, Washington, of which 696 acres are leased from the Uptrails Group LLC, which is owned by three members of the Rader family.  Our processing and storage facilities are located on the land leased from the Uptrails Group LLC.  One of the three members, Brad Rader, was employed by us until his resignation in January 2016 and one of the other members, Sue Rader, was a former owner of Rader Farms.  This operating lease commenced on the acquisition date and was extended in October 2012 through May 17, 2027.  Lease payments are $43,500 per month through May 17, 2017 at which time they increase to $52,200 for the duration of the term of the lease.

Effective January 13, 2013, a member of our Board was named Chief Executive Officer of Bland Farms, Inc., the parent company of Vidalia Brands, Inc., with whom we have a broker agreement and a license to sell our Vidalia® brand snack products.

INVENTURE FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

15.                               Accounts Receivable Allowance

Changes to the allowance for doubtful accounts during the fiscal years ended December 26, 2015, December 27, 2014 and December 28, 2013 are summarized below (in thousands):

	Balance at beginning of Period	Charges (Reductions) to Expense	(Write-offs) Collections	Balance at end of period
Fiscal 2015	$106	229	(241)	$94
Fiscal 2014	$219	17	(130)	$106
Fiscal 2013	$222	11	(14)	$219

16.                               Concentrations of Credit Risk

The Company maintains amounts on account with financial institutions, which at times may exceed federally insured limits. The Company has not experienced any losses on such accounts.

Our primary concentration of credit risk is related to certain trade accounts receivable.  In the normal course of business, we extend unsecured credit to our customers.  We investigate a customer’s credit worthiness before extending credit.  At December 26, 2015 and December 27, 2014, three customers accounted for 28% and 39% of accounts receivable, respectively.

17.                               Deferred Compensation Plans

We have contributory 401(k) plans covering substantially all of our employees.  We may contribute amounts not in excess of the lesser of the maximum deductions allowable for income tax purposes or a specific percentage of our operating profits, as defined in the plan.  We made contributions totaling $0.6 million, $0.6 million and $0.5 million during the fiscal years ended December 26, 2015, December 27, 2014 and December 28, 2013, respectively.

We also sponsor a trusteed, nonqualified savings plan for employees whose contributions to a tax qualified 401(k) plan would be limited by provisions of the Internal Revenue Code.  The plan allows participants to defer receipt of a portion of their salary and incentive compensation.  The plan was amended in 2009, and we no longer match any employee contributions to this plan.  Participants earn a return on their deferred compensation based on investment earnings of participant-selected mutual funds.  Deferred compensation, including accumulated earnings on the participant-directed investment selections, is distributable in cash at participant-specified dates or upon retirement, death, disability or termination of employment.  At December 26, 2015 and December 27, 2014, the plan’s assets and our liability to participants in the deferred compensation plans was $0.6 million and $0.7 million, respectively, and is recorded in other assets and other liabilities in the Consolidated Balance Sheets.

INVENTURE FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

18.                               Quarterly Financial Data (unaudited)

The following table sets forth selected unaudited consolidated quarterly financial information for the fiscal years ended December 26, 2015, December 27, 2014 and December 28, 2013 (in thousands):

	Fiscal 2015
	First Quarter (13 weeks)	Second Quarter (13 weeks)	Third Quarter (13 weeks)	Fourth Quarter (13 weeks)
Net revenues	$77,607	$66,422	$69,865	$68,664
Gross profit (loss)	(3,700)	8,025	8,700	7,312
Operating income (loss)	(22,129)	(2,192)	(533)	(1,645)
Net income (loss)	$(14,635)	$(1,951)	$(1,737)	$(2,460)

Earnings (loss) per common share:
Basic	$(0.75)	$(0.10)	$(0.09)	$(0.13)
Diluted	$(0.75)	$(0.10)	$(0.09)	$(0.13)

Weighted average number of common shares:
Basic	19,581	19,566	19,594	19,610
Diluted	19,581	19,566	19,594	19,610

	Fiscal 2014
	First Quarter (13 weeks)	Second Quarter (13 weeks)	Third Quarter (13 weeks)	Fourth Quarter (13 weeks)
Net revenues	$67,509	$71,852	$72,556	$73,746
Gross profit	11,563	13,456	12,926	15,176
Operating income	3,165	4,432	5,356	5,980
Net income	$1,597	$2,472	$3,084	$3,408

Earnings per common share:
Basic	$0.08	$0.13	$0.16	$0.17
Diluted	$0.08	$0.12	$0.15	$0.17

Weighted average number of common shares:
Basic	19,437	19,468	19,530	19,564
Diluted	19,924	19,960	20,014	20,062

	Fiscal 2013
	First Quarter (13 weeks)	Second Quarter (13 weeks)	Third Quarter (13 weeks)	Fourth Quarter (13 weeks)
Net revenues	$48,537	$53,677	$54,514	$58,852
Gross profit	8,825	9,136	10,056	10,869
Operating income	1,868	2,247	3,661	3,074
Net income	$1,056	$1,407	$2,148	$2,007

Earnings per common share:
Basic	$0.05	$0.07	$0.11	$0.10
Diluted	$0.05	$0.07	$0.11	$0.10

Weighted average number of common shares:
Basic	19,206	19,307	19,473	19,454
Diluted	19,694	19,702	19,843	19,916

Item 9.                                 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.                        Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s management, including its Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the reporting period covered by this Form 10-K.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at December 26, 2015 for the purpose of providing reasonable assurance that the information required to be disclosed in the reports we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

The scope of management’s assessment of the effectiveness of our internal control over financial reporting included all of our consolidated operations as of and for the year ended December 26, 2015.

Management assessed the effectiveness of internal control over financial reporting as of December 26, 2015, utilizing the criteria described in the “Internal Control - Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our assessment and those criteria, management believes that we maintained effective internal control over financial reporting as of December 26, 2015.

Moss Adams LLP, the independent registered public accounting firm that audited the Consolidated Financial Statements in Part II, Item 8 of this Form 10-K, has issued an attestation report on the Company’s internal control over financial reporting as of December 26, 2015.

Changes in Internal Control Over Financial Reporting

No change occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the three months ended December 26, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B.                        Other Information.

On March 9, 2016, the Company and certain of its subsidiaries entered into the Amendment with the lenders party thereto and BSP, as the administrative agent.  The Amendment amends the Term Loan Credit Facility to defer the Company’s obligation to comply with the Total Leverage Ratio (as defined in the Term Loan Credit Facility) until the end of the third quarter of fiscal 2016.

The Amendment is filed as Exhibit 10.33 to this Form 10-K and is incorporated herein by reference. The foregoing description of the Amendment does not purport to be complete and is qualified in its entirety by reference to Exhibit 10.33.

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

The information called for by this Item 10 is incorporated herein by reference to the Company’s definitive proxy statement to be filed with the SEC in connection with our 2016 annual meeting of stockholders (the “2016 Proxy Statement”).

Item 11.                          Executive Compensation.

The information called for by this Item 11 is incorporated herein by reference to the 2016 Proxy Statement.

Item 12.                          Security Ownership of Beneficial Owners and Management and Related Stockholder Matters.

The information called for by this Item 12 is incorporated herein by reference to the 2016 Proxy Statement.

Item 13.                          Certain Relationships and Related Transactions, and Director Independence.

The information called for by this Item 13 is incorporated herein by reference to the 2016 Proxy Statement.

Item 14.                          Principal Accounting Fees and Services.

The information called for by this Item 14 is incorporated herein by reference to the 2016 Proxy Statement.

PART IV

Item 15.                          Exhibits, Financial Statement Schedules.

(a)                                 The following documents are filed as part of this Form 10-K:

1.              Financial Statements

The Consolidated Financial Statements of Inventure Foods and the related Reports of Independent Registered Public Accounting Firm are filed herein as set forth under Part II, Item 8 of this Form 10-K.

2.              Financial Schedules

Schedules have been omitted because of the absence of conditions under which they are required or because the information required is included in our consolidated financial statements or notes thereto.

3.              Exhibits required by Item 601 of Regulation S-K:

The Exhibits List in the Index to Exhibits immediately following the signature page of this Form 10-K is incorporated herein by reference as the list of exhibits required as part of this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 10, 2016	INVENTURE FOODS, INC.

	By:	/s/ Terry McDaniel
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

Signature	Title	Date

/s/ Terry McDaniel	Chief Executive Officer and Director	March 10, 2016
Terry McDaniel	(Principal Executive Officer)

/s/ Steve Weinberger	Chief Financial Officer, Secretary & Treasurer	March 10, 2016
Steve Weinberger	(Principal Financial and Accounting Officer)

/s/ David L. Meyers	Chairman and Director	March 10, 2016
David L. Meyers

/s/ Ashton D. Asensio	Director	March 10, 2016
Ashton D. Asensio

/s/ Macon Bryce Edmonson	Director	March 10, 2016
Macon Bryce Edmonson

/s/ Paul J. Lapadat	Director	March 10, 2016
Paul J. Lapadat

/s/ Harold Edwards	Director	March 10, 2016
Harold Edwards

/s/ Timothy Cole	Director	March 10, 2016
Timothy Cole

INVENTURE FOODS, INC. AND SUBSIDIARIES

EXHIBITS TO FORM 10-K

YEAR ENDED DECEMBER 26, 2015

Exhibit Number	Description
2.1

Asset Purchase Agreement, dated as of November 8, 2013, by and among Inventure Foods, Inc. (the “Company”), FFF Acquisition Sub, Inc., Fresh Frozen Foods, LLC and its members (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on November 12, 2013).

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

3.4	Second Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on February 26, 2016).

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

10.2±

Form of Officer Nonstatutory Stock Option Agreement (incorporated by reference to Exhibit 10.42 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 25, 2004 filed on March 22, 2005).

10.3±

Executive Employment Agreement, dated as of August 1, 2005 between the Company and Steven Sklar (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 1, 2005 filed on December 1, 2005).

10.4±

Restricted Stock Agreement, dated as of August 1, 2005 between the Company and Steven Sklar (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 1, 2005 filed on December 1, 2005).

10.5±	Inventure Foods, Inc. Amended and Restated 2005 Equity Incentive Plan (incorporated by reference to Appendix A to the Company’s definitive Proxy Statement on Schedule 14A filed on April 15, 2011).

10.6±

Form of Director Nonstatutory Stock Option Agreement (incorporated by reference to Exhibit 10.55 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 filed on March 30, 2006).

10.7±

Form of Employee Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.56 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 filed on March 30, 2006).

10.8±

Amended and Restated Executive Employment Agreement, dated as of March 25, 2013 by and between the Company and Terry E. McDaniel (incorporated by reference to Exhibit 10.18 to the Company’s Current Report on Form 8-K filed on March 27, 2013).

10.9±

Executive Employment Agreement, dated as of July 27, 2006, by and between the Company and Steve Weinberger (incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K filed on July 27, 2006).

10.10±	The Inventure Group, Inc. Nonqualified Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 23, 2007).

10.11

Agricultural Ground Lease, dated as of May 17, 2007, by and among Lyle Rader, Sue Rader, Brad Rader, Julie Newell and Rader Farms Acquisition Corp. (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 filed on August 14, 2007).

10.12±	Form of Employee Restricted Stock Award Agreement incorporated by reference to Exhibit 10.69 the Company’s Quarterly Report on Form 10-Q for the quarter ended June 27, 2009 filed on August 11, 2009).

10.13±	Form of Amendment of Stock Option Agreement (incorporated by reference to Exhibit 10.70 to the Company’s Current Report on Form 8-K filed on April 22, 2010).

10.14±	Form of Executive Stock Option Agreement (incorporated by reference to Exhibit 10.71 to the Company’s Current Report on Form 8-K filed on April 22, 2010).

10.15±

Form of Performance Share Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.72 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 26, 2010 filed on August 10, 2010).

10.16±

Form of Director Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.75 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 25, 2010 filed on March 25, 2011).

10.17

Lease Extension Agreement, dated as of October 12, 2012, by and among the Company’s subsidiary Rader Farms, Inc. as lessee, and Uptrail Group I, LLC, Uptrail Group II, LLC and Uptrail Group III, LLC, collectively as lessor (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 22, 2012).

10.18

Credit Agreement, dated as of November 8, 2013, by and among the Company, the subsidiary borrowers party thereto, the lenders party thereto and U.S. Bank National Association, as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 12, 2013).

10.19

Security Agreement, dated as of November 8, 2013, by and among the Company, the subsidiary borrowers party thereto, the lenders party thereto and U.S. Bank National Association, as administrative agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 12, 2013).

10.20

Guaranty, dated as of November 8, 2013, by and between among the Company, the subsidiary borrowers party thereto, the lenders party thereto and U.S. Bank National Association, as administrative agent (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on November 12, 2013).

10.21

Letter Amendment, dated as of November 8, 2013, by and among the Company, the subsidiary borrowers party thereto, and U.S. Bank National Association (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on November 12, 2013).

10.22±	Employment Agreement, dated May 27, 2014, by and between the Company and Dan Hammer (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on June 2, 2014).

10.23*±	Employment Agreement, dated October 11, 2010, by and between the Company and Brian Foster.

10.24±	Inventure Foods, Inc. 2015 Equity Incentive Plan (incorporated by reference to Appendix A to the Company’s definitive Proxy Statement on Schedule 14A filed on April 21, 2015).

10.25

Credit Agreement, dated as of November 18, 2015, by and among the Company and certain of its subsidiaries, as the borrowers, each of the lenders from time to time a party thereto, and Wells Fargo Bank, National Association, as the administrative agent for each member of the Lender Group and the Bank Product Providers (each as defined in the Credit Agreement), as the sole arranger, and as the sole book runner (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 23, 2015).

10.26*++

Schedules to Credit Agreement, dated as of November 18, 2015, by and among the Company and certain of its subsidiaries, as the borrowers, each of the lenders from time to time a party thereto, and Wells Fargo Bank, National Association, as the administrative agent for each member of the Lender Group and the Bank Product Providers (each as defined in the Credit Agreement).

10.27

Guaranty and Security Agreement, dated as of November 18, 2015, by and among the Company and certain of its subsidiaries, as the grantors, and Wells Fargo Bank, National Association, a national banking association, in its capacity as agent for each member of the Lender Group and the Bank Product Providers (each as defined therein) (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 23, 2015).

10.28*++

Schedules to Guaranty and Security Agreement, dated as of November 18, 2015, by and among the Company and certain of its subsidiaries, as the grantors, and Wells Fargo Bank, National Association, a national banking association, in its capacity as agent for each member of the Lender Group and the Bank Product Providers (each as defined therein).

10.29

Credit Agreement, dated as of November 18, 2015, by and among the Company and certain of its subsidiaries, as the borrowers, each of the lenders from time to time a party thereto, and BSP Agency, LLC, a Delaware limited liability company, as the administrative agent for each member of the Lender Group (as defined therein) (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on November 23, 2015).

10.30*++

Schedules to Credit Agreement, dated as of November 18, 2015, by and among the Company and certain of its subsidiaries, as the borrowers, each of the lenders from time to time a party thereto, and BSP Agency, LLC, a Delaware limited liability company, as the administrative agent for each member of the Lender Group (as defined therein).

10.31

Guaranty and Security Agreement, dated as of November 18, 2015, by and among the Company and certain of its subsidiaries, as the grantors, and BSP Agency, LLC, a Delaware limited liability company, in its capacity as agent for each member of the Lender Group (as defined therein) (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on November 23, 2015).

10.32*++

Schedules to Guaranty and Security Agreement, dated as of November 18, 2015, by and among the Company and certain of its subsidiaries, as the grantors, and BSP Agency, LLC, a Delaware limited liability company, in its capacity as agent for each member of the Lender Group (as defined therein).

10.33*

First Amendment to Credit Agreement, dated March 9, 2016, by and among Inventure Foods, Inc. and certain of its subsidiaries, as the borrowers, each of the lenders from time to time a party thereto, and BSP Agency, LLC, as the administrative agent for each member of the Lender Group (as defined therein).

21.1*	List of Subsidiaries of the Company.

23.1*	Consent of Moss Adams LLP.

24.1*	Power of Attorney (included on the signature page of this Form 10-K).

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32**	Certification of Principal Executive Officer and Principal Financial Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Scheme Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

*         Filed herewith.

**       Furnished herewith.

±         Management compensatory plan or arrangement.

+                           Confidential treatment has been granted for certain portions of this exhibit pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.  The confidential information has been omitted and filed separately with the Securities and Exchange Commission.

++                    Confidential treatment has been requested for certain portions of this exhibit pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.  The confidential information has been omitted and filed separately with the Securities and Exchange Commission.