Form 10-Q
period 2016-03-26
INVENTURE FOODS, INC.
filed 2016-05-03
CIK 944508

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 26, 2016

or

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

Yes ☐          No ☒

As of April 29, 2016, the total number of shares outstanding of the registrant’s Common Stock was 19,613,169 shares.

INVENTURE FOODS, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

Three Months Ended March 26, 2016

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

Forward-looking statements are neither historical facts nor assurances of future performance.  Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to certain risks and uncertainties, including, without limitation, general economic conditions, increases in the cost or availability of ingredients, packaging, energy and employees, price competition and industry consolidation, ability to execute strategic initiatives, product recalls or safety concerns, disruptions of supply chain or information technology systems, customer acceptance of new products and changes in consumer preferences, food industry and regulatory factors, interest rate risks, dependence upon major customers, dependence upon existing and future license agreements, the possibility that we will need additional financing due to future operating losses or in order to implement the Company’s business strategy, acquisition and divestiture-related risks, volatility of the market price of the Company’s common stock, par value $0.01 per share (“Common Stock”), and those other risks and uncertainties discussed herein, that could cause actual results to differ materially from historical results or those anticipated.  In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this Quarterly Report on Form 10-Q will in fact transpire or prove to be accurate.  Readers are cautioned to consider the specific risk factors described herein and in “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 26, 2015 and any subsequent Form 10-Q, and not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof.

The Company undertakes no obligation to update or publicly revise any forward-looking statement whether as a result of new information, future developments or otherwise.  All subsequent written or oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by this paragraph.  You are advised, however, to consult any further disclosures we make on related subjects in our Form 10-Q and Form 8-K reports and our other filings with the Securities and Exchange Commission (the “SEC”).  Also note that we provide a cautionary discussion of risks, uncertainties and possibly inaccurate assumptions relevant to our business under “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 26, 2015.  We note these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995.  You should understand it is not possible to predict or identify all such factors.

PART I — FINANCIAL INFORMATION

Item 1.                   Financial Statements.

INVENTURE FOODS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per-share data)

(unaudited)

	March 26,	December 26,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$639	$2,319
Accounts receivable, net of allowance for doubtful accounts of $125 and $94 at March 26, 2016 and December 26, 2015, respectively	23,391	19,928
Inventories	65,811	81,807
Deferred income tax asset	3,788	3,788
Other current assets	6,777	6,262
Total current assets	100,406	114,104

Property and equipment, net of accumulated depreciation of $47,915 and $46,328 at March 26, 2016 and December 26, 2015, respectively	64,812	59,963
Goodwill	23,286	23,286
Trademarks and other intangibles, net	14,636	14,718
Other assets	1,158	962
Total assets	$204,298	$213,033

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$29,540	$35,983
Accrued liabilities	6,470	8,629
Current portion of long-term debt	2,277	1,826
Total current liabilities	38,287	46,438

Long-term debt, less current portion	82,956	83,300
Line of credit	26,765	25,951
Deferred income tax liability	2,560	2,560
Other liabilities	2,042	2,296
Total liabilities	152,610	160,545

Commitments and contingencies (Note 7)

Stockholders’ equity:
Common stock, $.01 par value; 50,000 shares authorized; 19,943 and 19,979 shares issued and outstanding at March 26, 2016 and December 26, 2015, respectively	200	200
Additional paid-in capital	34,489	34,271
Retained earnings	17,470	18,488
	52,159	52,959
Less: treasury stock, at cost: 368 shares at March 26, 2016 and December 26, 2015	(471)	(471)
Total stockholders’ equity	51,688	52,488
Total liabilities and stockholders’ equity	$204,298	$213,033

See accompanying notes to condensed consolidated financial statements (unaudited).

INVENTURE FOODS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per-share data)

(unaudited)

	Quarters Ended
	March 26, 2016	March 28, 2015
Net revenues	$69,855	$77,607
Cost of revenues	61,038	81,307
Gross profit (loss)	8,817	(3,700)
Selling, general and administrative expenses	8,109	9,152
Impairment of intangible asset	—	9,277
Operating income (loss)	708	(22,129)
Interest expense, net	2,356	730
Loss before income taxes	(1,648)	(22,859)
Income tax benefit	630	8,224
Net loss	$(1,018)	$(14,635)

Loss per common share:
Basic	$(0.05)	$(0.75)
Diluted	$(0.05)	$(0.75)

Weighted average number of common shares:
Basic	19,603	19,581
Diluted	19,603	19,581

See accompanying notes to condensed consolidated financial statements (unaudited).

INVENTURE FOODS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	Quarters Ended
	March 26, 2016	March 28, 2015
Net Loss	$(1,018)	$(14,635)
Change in fair value of interest rate swaps, net of tax	—	15
Comprehensive loss	$(1,018)	$(14,620)

See accompanying notes to condensed consolidated financial statements (unaudited).

INVENTURE FOODS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Quarters Ended
	March 26, 2016	March 28, 2015

Cash flows from operating activities:
Net loss	$(1,018)	$(14,635)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	1,671	1,701
Amortization	82	301
Deferred financing fee amortization	353	44
Product recall	—	15,493
Impairment of intangible asset	—	9,277
Provision for bad debts	32	55
Deferred income taxes	—	139
Excess income tax benefit from exercise of stock options	—	(131)
Share-based compensation expense	345	357
Loss on disposition of equipment	—	5
Change in operating assets and liabilities:
Accounts receivable	(3,496)	(3,995)
Inventories	15,996	3,611
Other assets and liabilities	(765)	(11,108)
Accounts payable and accrued liabilities	(10,971)	1,755
Net cash provided by operating activities	2,229	2,869

Cash flows from investing activities:
Payment for property and equipment	(4,132)	(1,935)
Payment of contingent consideration for Willamette Valley Fruit Company	(340)	(230)
Payment of contingent consideration for Sin In A Tin	(1)	(1)
Net cash used in investing activities	(4,473)	(2,166)

Cash flows from financing activities:
Net borrowings on line of credit	814	1,274
Payments made on capital lease obligations	(6)	(126)
Borrowings from long-term debt	973	—
Payments made on long-term debt	(220)	(1,557)
Payments of loan financing fees	(900)	—
Excess income tax benefit from exercise of stock options	—	131
Payment of payroll taxes on stock-based compensation through shares withheld	(97)	—
Net cash provided by (used in) financing activities	564	(278)
Net increase (decrease) in cash and cash equivalents	(1,680)	425
Cash and cash equivalents at beginning of period	2,319	495
Cash and cash equivalents at end of period	$639	$920

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$2,015	$669
Cash paid (refunded) during the period for income taxes	$(24)	$1,373

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

We specialize in two primary product categories: healthy/natural food products and  indulgent specialty snack products.  We sell our products nationally through a number of channels including: grocery stores, natural food stores, mass merchandisers, drug and convenience stores, club stores, value, vending, food service and international.  Our goal is to have a diversified portfolio of brands, products, customers and distribution channels.

In our healthy/natural food category, products include Rader Farms® frozen berries, Boulder Canyon® brand kettle cooked potato chips, Willamette Valley Fruit CompanyTM brand frozen berries, Fresh FrozenTM brand frozen vegetables, Jamba® branded blend-and-serve smoothie kits under license from Jamba Juice Company (“Jamba Juice”), Seattle’s Best Coffee® Frozen Coffee Blends branded blend-and-serve frozen coffee beverage under license from Seattle’s Best Coffee, LLC, Sin In A TinTM  chocolate pate and other frozen desserts and private label frozen fruit and healthy/natural snacks.

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

We operate manufacturing facilities in eight locations.  Our frozen berry products are processed in our Lynden, Washington, Salem, Oregon and Jefferson, Georgia facilities.  Our frozen berry business grows, processes and markets premium berry blends, raspberries, blueberries and rhubarb and purchases blackberries, cherries, cranberries, strawberries and other fruits from a select network of fruit growers for resale.  The fruit is processed, frozen and packaged for sale and distribution to wholesale customers.  Our frozen vegetable products are processed in our Jefferson, Georgia, Thomasville, Georgia and Salem, Oregon facilities.  Our frozen beverage products are packaged at our Lynden, Washington and Jefferson, Georgia facilities.  We also use third-party processors for certain frozen products and package certain frozen fruits and vegetables for other manufacturers.  The products of our frozen desserts business are produced in Pensacola, Florida and Salem, Oregon.  Our snack products are manufactured at our Phoenix, Arizona and Bluffton, Indiana plants, as well as select third-party plants for certain products.

On April 23, 2015, we announced a voluntary product recall of certain varieties of the Company’s Fresh FrozenTM line of frozen vegetables, as well as select varieties of our Jamba® “At Home” line of smoothie kits because our Jefferson, Georgia facility tested positive for Listeria monocytogenes.  For discussion of this product recall, refer to “Note 2 - Product Recall.”

Our fiscal year ends on the last Saturday occurring in the month of December of each calendar year.  Accordingly, the first quarter of fiscal 2016 commenced December 27, 2015 and ended March 26, 2016.

Basis of Presentation

The condensed consolidated financial statements for the quarter ended March 26, 2016 are unaudited and include the accounts of Inventure Foods and all of our wholly owned subsidiaries. All significant intercompany amounts and transactions have been eliminated. The condensed consolidated financial statements, including the December 26, 2015 consolidated balance sheet data which was derived from audited financial statements, have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”). In the opinion of management, the condensed consolidated

INVENTURE FOODS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

financial statements include all adjustments, consisting only of normal recurring adjustments, necessary in order to make the condensed consolidated financial statements not misleading. A description of our accounting policies and other financial information is included in the audited financial statements filed with our Annual Report on Form 10-K for the fiscal year ended December 26, 2015. The results of operations for the quarter ended March 26, 2016 are not necessarily indicative of the results expected for the full year. Changes to the classification of certain prior year amounts on the cash flow statement were made to reflect current year classification between deferred income taxes and change in other assets and liabilities.

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

Level 1      Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities,

Level 2      Quoted prices in markets that are not considered to be active or financial instruments without quoted market prices, but for which all significant inputs are observable, either directly or indirectly,

Level 3      Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.

A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.

At March 26, 2016 and December 26, 2015, the carrying value of cash, accounts receivable, accounts payable and accrued liabilities approximate fair values since they are short term in nature.  The carrying value of the long-term debt approximates fair value based on the borrowing rates currently available to us for long-term borrowings with similar terms.  The following table summarizes the valuation of our assets and liabilities measured at fair value on a recurring basis (in thousands) at the respective dates set forth below:

		March 26, 2016		December 26, 2015
Balance Sheet Classification		Non-qualified Deferred Compensation Plan Investments	Earn-out Contingent Consideration Obligation	Non-qualified Deferred Compensation Plan Investments	Earn-out Contingent Consideration Obligation
Other assets	Level 1	$565	$—	$564	$—
Accrued liabilities	Level 3	—	(265)	—	(376)
Other liabilities	Level 3	—	(1,269)	—	(1,499)
		$565	$(1,534)	$564	$(1,875)

Considerable judgment is required in interpreting market data to develop the estimate of fair value of our assets and liabilities.  Accordingly, the estimate may not be indicative of the amounts that we could realize in a current market exchange.  The use of different market assumptions or valuation methodologies could have a material effect on the estimated fair value amounts.

The Company’s non-qualified deferred compensation plan assets consist of money market and mutual funds invested in domestic and international marketable securities that are directly observable in active markets.

The fair value measurement of the earn-out contingent consideration obligation relates to the acquisitions of Sin In A Tin in September 2014 and Willamette Valley Fruit Company in May 2013, and is included in accrued liabilities and other long-term liabilities in the consolidated balance sheets.  The fair value measurement is based upon significant inputs not observable in the market.  Changes in the value of the obligation are recorded as income or expense in our consolidated

INVENTURE FOODS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

statements of operations.  To determine the fair value, we valued the contingent consideration liability based on the expected probability weighted earn-out payments corresponding to the performance thresholds agreed to under the applicable purchase agreements.  The expected earn-out payments were then present valued by applying a discount rate that captures a market participants view of the risk associated with the expected earn-out payments.

A summary of the activity of the fair value of the measurements using unobservable inputs (Level 3 Liabilities) for the quarter ended March 26, 2016, is as follows (in thousands):

Level 3
Balance at December 26, 2015	$1,875
Earn-out compensation paid for Willamette Valley Fruit Company	(340)
Earn-out compensation paid for Sin In A Tin	(1)
Balance at March 26, 2016	$1,534

Income Taxes

Income tax benefit was $0.6 million for the quarter ended March 26, 2016, compared to $8.2 million for the quarter ended March 28, 2015.  Our effective tax rate was 38.2% and 36.0% for the quarters ended March 26, 2016 and March 28, 2015, respectively.

Loss Per Common Share

Basic loss per common share is computed by dividing net loss by the weighted average number of shares of Common Stock outstanding during the period.  Diluted loss per share is calculated by including all dilutive common shares such as stock options and restricted stock.  Unvested restricted stock grants that contain non-forfeitable rights to dividends or dividend equivalents are participating securities and, therefore, requires loss per share to be presented pursuant to the two-class method.  However, the application of this method would have no effect on basic and diluted loss per common share and is therefore not presented.

For the quarters ended March 26, 2016 and March 28, 2015, diluted loss per share is the same as basic loss per share as the inclusion of potentially issuable Common Stock would be antidilutive.  Exercises of outstanding stock options are assumed to occur for purposes of calculating diluted earnings per share for periods in which their effect would not be anti-dilutive.

Loss per common share was computed as follows for the quarters ended March 26, 2016 and March 28, 2015 (in thousands, except per share data):

	Quarters Ended
	March 26, 2016	March 28, 2015
Basic Loss Per Share:
Net loss	$(1,018)	$(14,635)
Weighted average number of common shares	19,603	19,581
Loss per common share	$(0.05)	$(0.75)

Diluted Loss Per Share:
Net loss	$(1,018)	$(14,635)
Weighted average number of common shares	19,603	19,581
Incremental shares from assumed conversions of stock options	—	—
Adjusted weighted average number of common shares	19,603	19,581
Loss per common share	$(0.05)	$(0.75)

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

Compensation costs related to all stock-based payment arrangements, including employee stock options, are recognized in the financial statements based on the fair value method of accounting.  Excess tax benefits related to stock-based payment arrangements are classified as cash inflows from financing activities and cash outflows from operating activities.  See “Note 9 - Stockholders’ Equity” for additional information.

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

In May 2014, the FASB issued new accounting guidance related to revenue recognition.  This new standard will replace all current GAAP guidance on this topic and eliminate all industry-specific guidance.  The new revenue recognition standard provides a unified model to determine when and how revenue is recognized.  The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services.  This guidance will be effective at the beginning of our 2018 fiscal year and can be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption.  We are evaluating the impact, if any, of adopting this new accounting standard on our financial statements.

In June 2014, the FASB issued new guidance related to stock compensation.  This new standard requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition.  As such, the performance target should not be reflected in estimating the grant date fair value of the award.  This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the periods for which the requisite service has already been rendered.  The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015 and can be applied either prospectively or retrospectively to all awards outstanding as of the beginning of the earliest annual period presented as an adjustment to opening retained earnings.  Early adoption is permitted.  The adoption of the standard at the beginning of fiscal 2016 did not have an impact on our financial statements.

In April 2015, the FASB issued an ASU to simplify the presentation of debt issuance costs. The ASU requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by this ASU. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015.  Entities should apply the new guidance on a retrospective basis. We adopted the updated standard in the first quarter of fiscal 2016.  The adoption of this guidance reduced other assets and long-term debt, less current portion by $6.1 million and $5.4 million as of March 26, 2016 and December 26, 2015, respectively.

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

In September 2015, the FASB issued an ASU simplifying the accounting for measurement-period adjustments for business combinations.  The ASU requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustments are identified, including the cumulative effect of the change in provisional amount as if the accounting had been completed at the acquisition date.  The ASU is effective for reporting periods beginning after December 15, 2015 and is applied prospectively.  The adoption of this ASU had no impact on our financial statements.

INVENTURE FOODS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

In November 2015, the FASB issued an ASU that simplifies the presentation of deferred taxes by requiring deferred tax assets and liabilities to be offset and presented as a single noncurrent amount on the balance sheet. The ASU is effective for reporting periods beginning after December 15, 2016 and is applied retrospectively. We do not expect this guidance to have a material impact on our financial statements.

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

In March 2016, the FASB issued an ASU intended to simplify various aspects of the accounting for share-based payments. Excess tax benefits for share-based payments will be recorded as a reduction of income taxes and reflected in operating cash flows upon the adoption of this ASU. Excess tax benefits are currently recorded in equity and as financing activity under the current rules. This guidance is effective for reporting periods beginning after December 15, 2016. We are currently evaluating the impact that this guidance will have on our financial statements and disclosure.

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

Quarter Ended March 28, 2015
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

INVENTURE FOODS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

3.             Inventories

Inventories consisted of the following as of March 26, 2016 and December 26, 2015 (in thousands):

	March 26,	December 26,
	2016	2015
Finished goods	$26,849	$32,731
Raw materials	38,962	49,076
Inventories	$65,811	$81,807

4.             Goodwill, Trademarks and Other Intangibles

Goodwill, trademarks and other intangibles, net, consisted of the following as of March 26, 2016 and December 26, 2015 (in thousands):

	Estimated Useful Life	March 26, 2016	December 26, 2015
Goodwill:
Inventure Foods		$5,986	$5,986
Rader Farms		5,630	5,630
Willamette Valley Fruit Company		3,147	3,147
Fresh Frozen Foods		8,301	8,301
Sin In A Tin		222	222
Total Goodwill		$23,286	$23,286

Trademarks:
Inventure Foods		$896	$896
Rader Farms		1,070	1,070
Willamette Valley Fruit Company		740	740
Fresh Frozen Foods		9,475	9,475
Sin In A Tin		123	123

Other intangibles:
Rader Farms - Customer relationship, gross carrying amount	10 years	100	100
Rader Farms - Customer relationship, accum. amortization		(88)	(86)
Willamette Valley Fruit Company - Customer relationship, gross carrying amount	10 years	3,200	3,200
Willamette Valley Fruit Company - Customer relationship, accum. amortization		(880)	(800)
Total trademarks and other intangibles, net		$14,636	$14,718

Our amortization expense related to these intangibles was $82,000 and $0.3 million for the quarters ended March 26, 2016 and March 28, 2015, respectively.  The trademarks are deemed to have an indefinite useful life because they are expected to generate cash flows indefinitely.

Goodwill and trademarks are reviewed for impairment annually in the fourth fiscal quarter, or more frequently if impairment indicators arise.   As a result of the product recall (See “Note 2 - Product Recall”), the Company reviewed the Fresh Frozen Foods goodwill and intangible assets for impairment as of March 28, 2015.  Our analysis included a review of the forecasted future cash flows of the Fresh Frozen business, including the estimated cash outflows directly related to the product recall.  Based on our review, we concluded that the intangible asset related to the acquired customer relationships of Fresh Frozen Foods was fully impaired.  Accordingly, the Company recorded an intangible asset impairment charge of $9.3 million, which represents the unamortized balance as of March 28, 2015.  We believe the carrying values of our remaining goodwill and intangible assets are appropriate as of March 26, 2016.

INVENTURE FOODS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

5.             Accrued Liabilities

Accrued liabilities consisted of the following as of March 26, 2016 and December 26, 2015 (in thousands):

	March 26, 2016	December 26, 2015
Accrued payroll and payroll taxes	$2,144	$1,114
Accrued royalties and commissions	1,254	1,081
Accrued advertising and promotion	464	820
Accrued berry purchase payments	—	3,096
Accrued other	2,608	2,518
Accrued liabilities	$6,470	$8,629

6.             Term Debt and Line of Credit

ABL Credit Facility

On November 18, 2015, the Company entered into a new five-year revolving credit agreement with Wells Fargo Bank, National Association (“Wells Fargo”), as administrative agent, and the other lenders party thereto (with all related loan documents, and as amended from time to time, the “ABL Credit Facility”). The ABL Credit Facility provides for a five-year, $50.0 million senior secured revolving credit facility.  The ABL Credit Facility also provides that, under certain conditions, we may increase the aggregate principal amount of loans outstanding thereunder by up to $10.0 million.  Borrowings under the ABL Credit Facility bear interest, at the Company’s option, at a base rate or the London interbank offered rate (“LIBOR”) plus, in each case, an applicable margin.  The ABL Credit Facility will mature, and the commitments thereunder will terminate, on November 17, 2020.

Events of default under the ABL Credit Facility include customary events such as a cross-default provision with respect to other material debt. As of March 26, 2016, the Company is in compliance with all covenants of the ABL Credit Facility.

As of March 26, 2016, there was $26.8 million outstanding under the ABL Credit Facility and the net availability thereunder was $23.2 million.

Term debt consisted of the following as of March 26, 2016 and December 26, 2015 (in thousands):

	March 26, 2016	December 26, 2015
Term loan credit facility through November 2020	$85,000	$85,000
Equipment term loan, Goodyear, due monthly through March 2021	3,029	2,055
Equipment term loan, Rader Farms, due monthly through August 2019	1,845	1,972
Equipment term loan, Willamette Valley Fruit Company, due monthly through August 2019	1,370	1,464
Capital lease obligations, primarily due September 2017	57	48
Long-term debt	91,301	90,539
Less deferred financing fees, net	(6,068)	(5,413)
Less current portion of long-term debt	(2,277)	(1,826)
Long-term debt, less current portion	$82,956	$83,300

Term Loan Credit Facility

Also on November 18, 2015 and concurrent with the execution of the ABL Credit Facility, Inventure Foods and certain of its subsidiaries entered into a new five-year term loan credit agreement  with BSP Agency, LLC, a Delaware limited liability company (“BSP”), as administrative agent, and the other lenders party thereto (with all related loan documents, and as amended from time to time, the “Term Loan Credit Facility”).  The Term Loan Credit Facility provides for a $85.0 million senior secured term loan that matures on November 17, 2020.  The Term Loan Credit Facility also provides that, under certain conditions, we may increase the aggregate principal amount of term loans outstanding thereunder by up to $25.0 million.  Borrowings under the Term Loan Credit Facility bear interest, at the Company’s option, at a base rate or LIBOR plus, in each case, an applicable margin.

INVENTURE FOODS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

The Term Loan Credit Facility contains customary negative covenants and also requires the Company, together with its subsidiaries, to comply with a Fixed Charge Coverage Ratio (as defined in the Term Loan Credit Facility) and a Total Leverage Ratio (as defined in the Term Loan Credit Facility). The first Fixed Charge Coverage Ratio and Total Leverage Ratio measurement period was the end of the first quarter of fiscal 2016.  On March 9, 2016, the Company entered into that certain First Amendment to Credit Agreement, dated March 9, 2016, with BSP, as administrative agent, and the other lenders party thereto (the “Amendment”).  The Amendment amends the Term Loan Credit Facility to defer the Company’s obligation to comply with the Total Leverage Ratio until the end of the third quarter of fiscal 2016.

Events of default under the Term Loan Credit Agreement include customary events such as a cross-default provision with respect to other material debt.  As of March 26, 2016 the Company is in compliance with all covenants of the Term Loan Credit Agreement.

Equipment Loans

In August 2015, we entered into an equipment term loan with Banc of America Leasing & Capital LLC.  The loan will finance up to $4.0 million of new kettles and related equipment for our Goodyear, Arizona facility.  The equipment term loan accrues interest at a rate of 3.07% and is expected to be repaid over 60 recurring monthly payments commencing May 2016.

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

On April 4, 2016, a complaint captioned Westmoreland County Employee Retirement Fund v. Inventure Foods Inc. et al., Case No. CV2016-002718, was filed in the Superior Court in Maricopa County, Arizona against us, our Chief

INVENTURE FOODS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

Executive Officer and Chief Financial Officer, Capital Foods, LLC, and the underwriters of our secondary securities offering that closed September 14, 2014 (the “September 2014 Offering”).  The complaint, brought as a purported class action on behalf of purchasers of our Common Stock in the September 2014 Offering, alleges violations of the Securities Act and focuses in particular on our facility in Jefferson, Georgia.  The plaintiff seeks certification as a class action, unspecified compensatory damages, rescission or a rescissory measure of damages, attorneys’ fees and costs, and other relief deemed appropriate by the court.  We believe the claims asserted in the complaint are without merit, and we intend to vigorously defend against them.

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

All products sold under our frozen products segment are considered part of the healthy/natural food category.  The products sold under our snack products segment include products considered part of the indulgent specialty snack food category, as well as products considered part of the healthy/natural food category.  For the quarters ended March 26, 2016 and March 28, 2015, net revenues of our healthy/natural food category totaled $60.0 million and $66.1 million, respectively.  For the quarters ended March 26, 2016 and March 28, 2015, net revenues of our indulgent specialty snack food category totaled $9.9 million and $11.5 million, respectively.

We do not allocate assets, selling, general and administrative expenses, income taxes or other income and expense to our reportable segments.  The following table present information about our reportable segments for the quarters ended March 26, 2016 and March 28, 2015 (in thousands):

	Frozen Products	Snack Products	Consolidated
Quarter ended March 26, 2016
Net revenues from external customers	$44,971	$24,884	$69,855
Depreciation and amortization included in segment gross profit	586	507	1,093
Segment gross profit	4,321	4,496	8,817

Quarter ended March 28, 2015
Net revenues from external customers	$51,349	$26,258	$77,607
Depreciation and amortization included in segment gross profit	556	606	1,162
Segment gross profit (loss)	(7,489)	3,789	(3,700)

The following table reconciles reportable segment gross profit to our consolidated income (loss) before income taxes for the quarters ended March 26, 2016 and March 28, 2015 (in thousands):

	Quarter Ended
	March 26, 2016	March 28, 2015
Segment gross profit (loss)	$8,817	$(3,700)
Unallocated amounts:
Operating expenses	8,109	18,429
Interest expense, net	2,356	730
Loss before income taxes	$(1,648)	$(22,859)

INVENTURE FOODS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

The table below presents information about revenues for each group of similar products within our reportable segments for the quarter ended March 26, 2016 and March 28, 2015 (in thousands):

	Quarter Ended March 26, 2016		Quarter Ended March 28, 2015
	Net Revenue	% of Net Revenues	Net Revenue	% of Net Revenues
Frozen Products:
Berries, Beverages, Blends and Desserts	$32,297	46.3%	$35,338	45.6%
Vegetables	12,674	18.1%	16,011	20.6%
Total Frozen	44,971	64.4%	51,349	66.2%
Snack Products:
Indulgent Specialty Snacks (1)	9,926	14.2%	11,549	14.9%
Healthy/Natural Snacks (2)	14,958	21.4%	14,709	18.9%
Total Snack	24,884	35.6%	26,258	33.8%

Consolidated	$69,855	100%	$77,607	100%

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

9.             Stockholders’ Equity

Our 2015 Equity Incentive Plan (the “2015 Plan”) was approved at our 2015 annual meeting of stockholders. Under the 2015 Plan, we are authorized to issue up to 1,400,560 shares of our Common Stock, which number may be increased by up to 250,000 shares subject to any option or award outstanding under the 2005 Equity Incentive Plan that are canceled or forfeited for any reason.  If any shares of our Common Stock subject to awards granted under the 2015 Plan are canceled, those shares will be available for future awards under such plan.  The 2015 Plan expires in May 2025.  Awards granted under the 2015 Plan may include: nonqualified stock options, incentive stock options, restricted stock, restricted stock units, performance shares, performance units, and other stock-based awards and cash-based awards.  The 2015 Plan has a term of ten years.  As of March 26, 2016, there were 1,267,385 shares of Common Stock available for awards under the 2015 Plan.

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

During the three months ended March 26, 2016 and March 28, 2015, the total stock-based compensation expense from restricted Common Stock recognized in the financial statements was $0.3 million and $0.2 million, respectively.  There were no stock-based compensation costs capitalized.

The following table summarizes activities related to restricted stock awards for the three months ended March 26, 2016:

	Number	Weighted Average Grant Date Fair Value
Nonvested balance at December 26, 2015	88,166	$8.25
Granted	—	$—
Vested and released, including shares withheld to cover taxes	(52,830)	$7.20
Forfeited	(18,670)	$7.20
Nonvested balance at March 26, 2016	16,666	$12.78

As of March 26, 2016, the total unrecognized costs related to non-vested restricted stock awards was $0.1 million, which is expected to be recognized over a weighted average period of 1.2 years.  This expected compensation expense does not reflect any new awards, or modifications to existing awards, that could occur in the future.

The following table summarizes activities related to restricted stock units for the three months ended March 26, 2016:

	Number	Weighted Average Grant Date Fair Value
Nonvested balance at December 26, 2015	302,113	$10.40
Granted	—	$—
Vested and released	—	$—
Forfeited	(10,188)	$11.18
Nonvested balance at March 26, 2016	291,925	$10.37

As of March 26, 2016, the total unrecognized costs related to non-vested restricted stock units was $1.6 million, which is expected to be recognized over a weighted average period of 1.8 years.  This expected compensation expense does not reflect any new awards, or modifications to existing awards, that could occur in the future.

Stock Options

Stock-based compensation expense from stock options recognized in the financial statements totaled less than $0.1 and $0.1 million for the three months ended March 26, 2016 and March 28, 2015, respectively.  There were no stock-based compensation costs capitalized.

The following table summarizes stock option activity during the three months ended March 26, 2016:

	Options Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value (in-the-money options)	Weighted Average Remaining Contractual Life (in years)
Outstanding at December 26, 2015	644,602	$5.30
Granted	—	$—
Exercised	—	$—
Forfeited or expired	(29,000)	$6.48
Outstanding at March 26, 2016	615,602	$5.24	$919,531	4.78

INVENTURE FOODS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

As of March 26, 2016, the total unrecognized costs related to non-vested stock options granted were $0.3 million.  We expect to recognize such costs in the financial statements over a weighted average period of 1.8 years.  This expected compensation expense does not reflect any new awards, or modifications to existing awards, that could occur in the future.

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on our closing stock price of $5.67 as of March 26, 2016, which would have been received by the option holders had all option holders exercised options and sold the underlying shares on that date.  The intrinsic value related to vested stock options outstanding was $0.9 million as of March 26, 2016 based on the exercise price and our closing stock price of $5.67 as of March 26, 2016.

The following table summarizes information about stock options outstanding and exercisable at March 26, 2016:

Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$1.70 - $3.20	173,600	2.7	$1.88	173,600	$1.88
$3.44 - $4.28	256,550	4.6	$5.02	199,450	$4.78
$6.55 - $7.21	163,800	6.9	$8.11	74,500	$7.68
$7.61 - $13.21	21,652	8.2	$13.21	21,652	$13.21
	615,602	4.8	$5.24	469,202	$4.56

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

INVENTURE FOODS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the other sections of this Quarterly Report on Form 10-Q, and our December 26, 2015 consolidated financial statements and the accompanying notes thereto which are included in our Annual Report on Form 10-K filed with the SEC on March 10, 2016.  The various sections of this MD&A contain a number of forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risk factors described in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 26, 2015.  Accordingly, the Company’s actual future results may differ materially from historical results or those currently anticipated.

Quarterly Overview

We are a leading marketer and manufacturer of healthy/natural and indulgent specialty snack food brands.  Our products are marketed under a strong portfolio of brands, including Rader Farms®, Boulder Canyon®, Fresh FrozenTM , Willamette Valley Fruit CompanyTM, T.G.I. Friday’s®, Jamba®, Vidalia®, Poore Brothers®, Nathan’s Famous ®, Bob’s Texas Style®, Tato Skins®, Seattle’s Best Coffee® and Sin In A TinTM.  T.G.I. Friday’s®, Jamba®, Nathan’s Famous® and Vidalia® are licensed brand names.  We complement our branded product retail sales with private label retail sales and co-packing arrangements.

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

For the quarters ended March 26, 2016 and March 28, 2015, net revenues of our healthy/natural food category totaled $60.0 million and $66.1 million, respectively.  For the quarters ended March 26, 2016 and March 28, 2015, net revenues of our indulgent specialty snack food category totaled $9.9 million and $11.5 million, respectively.

This MD&A is intended to assist in the understanding of our condensed consolidated financial statements, the changes in certain key items in those condensed consolidated financial statements from period to period and the primary factors that contributed to those changes, as well as how certain critical accounting estimates affect our condensed consolidated financial statements.

Results of Operations

The following table sets forth for the periods presented certain financial data as a percentage of net sales for the three months ended March 26, 2016 and March 28, 2015:

	Quarter Ended
	March 26, 2016	March 28, 2015
Net revenues	100.0%	100.0%
Cost of revenues	87.4	104.8
Gross profit (loss)	12.6	(4.8)
Selling, general and administrative expenses	11.6	11.8
Impairment of intangible asset	—	12.0
Operating income (loss)	1.0	(28.6)
Interest expense, net	3.4	0.9
Loss before income taxes	(2.4)	(29.5)
Income tax benefit	0.9	10.6
Net loss	(1.5)%	(18.9)%

Net Revenues.  Consolidated net revenues were $69.9 million in the quarter ended March 26, 2016, a decrease of $7.8 million, or 10.0%, compared to $77.6 million during the quarter ended March 28, 2015.  Our net revenues by operating segment were as follows (in thousands):

	Quarter Ended
	March 26, 2016	March 28, 2015	% Change
Frozen	$44,971	$51,349	(12.4)
Snack	24,884	26,258	(5.2)
Consolidated	$69,855	$77,607	(10.0)

Our frozen products segment net revenues were $45.0 million during the quarter ended March 26, 2016, a decrease of $6.4 million, or 12.4%, compared to $51.3 million during the quarter ended March 28, 2015.  This decrease was primarily attributable to a 20.8% decrease in net revenue from frozen vegetables to $12.7 million in the first quarter of fiscal 2016, compared to $16.0 million in the first quarter of fiscal 2015 as sales continue to lag behind the prior year period as a result of our 2015 voluntary product recall. In addition, net revenues from frozen berries decreased 9.2% in the first quarter of fiscal 2016, compared to the first quarter of fiscal 2015, primarily due to reduced distribution and a price decrease of our most significant frozen berry product.

Our snack products segment net revenues were $24.9 million for the quarter ended March 26, 2016, an decrease of $1.4 million, or 5.2%, compared to $26.3 million for the quarter ended March 28, 2015.  This decrease was primarily attributable to decreased sales of licensed indulgent products, which decrease was partially offset by increased net revenues of Boulder Canyon products.

Gross Profit.  Gross profit was $8.8 million for the quarter ended March 26, 2016, compared to $(3.7) million for the quarter ended March 28, 2015.  Excluding the $15.3 million of product recall expenses recorded in cost of revenues in the first quarter of fiscal 2015, gross profit* decreased $2.7 million for the quarter ended March 26, 2016 compared to the prior year period and as a percentage of net revenues decreased 230 basis points to 12.6% compared to 14.9% for the prior year period*.

Our gross profit and gross profit as a percentage of net sales by operating segment were as follows (in thousands):

	Quarter Ended
	March 26, 2016	% of Net Revenues	March 28, 2015	% of Net Revenues
Frozen	$4,321	9.6%	$(7,489)	(14.6)%
Snack	4,496	18.1%	3,789	14.4%
Consolidated	$8,817	12.6%	$(3,700)	(4.8)%

Our frozen products segment gross profit was $4.3 million for the quarter ended March 26, 2016, compared to $(7.5) million for the quarter ended March 28, 2015.  Excluding the $15.3 million of product recall expenses recorded in cost of revenues in the first quarter of fiscal 2015, our frozen products segment gross profit* decreased $3.4 million for the quarter ended March 26, 2016 compared to the prior year period and as a percentage of net revenues decreased 550 basis points to 9.6%, compared to 15.1% for the prior year period.  This decrease in gross profit was attributable to incremental costs incurred in the Fresh Frozen business to enhance product testing and improve the manufacturing operations, as well as pricing pressure experienced in our frozen fruit products.

Our snack products segment gross profit was $4.5 million for the quarter ended March 26, 2016, an increase of $0.7 million, or 18.7%, compared to the quarter ended March 28, 2015.  As a percentage of net revenues, gross margin for the snack products segment increased 370 basis points to 18.1% compared to 14.4% for the quarter ended March 28, 2015.  This increase in gross margin for the snack segment was primarily due to improved plant performance and product sales and channel mix.

* See “Non-GAAP Data and Reconciliations” below for information on the calculation of gross profit exclusive of recall costs.

Selling, General and Administrative Expenses.  Selling, general and administrative (“SG&A”) expenses was $8.1 million for the quarter ended March 26, 2016, compared to $9.2 million during the quarter ended March 28, 2015.  Excluding the $0.2 million of accounts receivable reserves related to the product recall recorded in SG&A in the first quarter of fiscal 2015, SG&A expenses** decreased $0.8 million for the quarter ended March 26, 2016 compared to the prior year period and as a percentage of net revenue remained relatively flat at 11.6% compared to 11.5% for the prior year period.

** See “Non-GAAP Data and Reconciliations” below for information on the calculation of SG&A expenses exclusive of recall costs.

Impairment of Intangible Asset.  The $9.3 million impairment charge recorded in the quarter ended March 28, 2015 relates to the write-off of the carrying value of the Fresh Frozen customer relationships intangible asset.   For a description of our intangible assets, see “Note 4 - Goodwill, Trademarks and Other Intangibles” to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Interest Expense.  Interest expense was $2.4 million for the quarter ended March 26, 2016, which was an increase of $1.6 million from the quarter ended March 28, 2015. The increase was primary due to higher debt balances associated with the ABL Credit Facility and the Term Loan Credit Facility entered into in November 2015.  For a description of our various financing facilities, see “Note 6 - Term Debt and Line of Credit” to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Income Tax Benefit.  Income tax benefit was $0.6 million for the quarter ended March 26, 2016, compared to $8.2 million for the quarter ended March 28, 2015.  Our effective tax rate was 38.2% and 36.0% for the quarters ended March 26, 2016 and March 28, 2015, respectively.

Liquidity and Capital Resources

Liquidity represents our ability to generate sufficient cash flows from operating activities to satisfy obligations, as well as our ability to obtain appropriate financing.  Therefore, liquidity cannot be considered separately from capital resources that consist primarily of current and potentially available funds for use in achieving our objectives.  Currently, our liquidity needs arise primarily from working capital requirements, capital expenditures and debt repayment.  Net working capital was $62.1 million (a current ratio of 2.6:1) and $67.7 million (a current ratio of 2.5:1) at March 26, 2016 and December 26, 2015, respectively.

Operating Cash Flows

Cash flows from operating activities reflect our net loss, adjusted for non-cash items such as depreciation, amortization, unpaid product recall related charges in 2015, stock-based compensation expense, write-offs and write-downs of assets, as well as changes in accounts receivable, inventories, accounts payable and accrued liabilities, and other assets and liabilities.

Net cash provided by operating activities was $2.2 million for the three months ended March 26, 2016 and $2.9 million for the three months ended March 28, 2015.  The year-over-year decrease was primarily a result of decreased accounts payable and accrued liabilities primarily associated with managing and reducing inventory levels primarily in the frozen products segment.

Investing Cash Flows

Net cash used in investing activities was $4.5 million for the quarter ended March 26, 2016, compared to $2.2 million for the quarter ended March 28, 2015.  Payments of contingent consideration related to the acquisition of Willamette Valley Fruit Company totaled $0.3 million during the quarter ended March 26, 2016, compared with $0.2 million during the prior year period.  Capital expenditures of $4.1 million in the first three months of fiscal 2016 primarily relate to manufacturing equipment and enterprise resource planning, or ERP, system integration.  Capital expenditures of $1.9 million in the first three months of fiscal 2015 primarily relate to the purchase of manufacturing and packaging equipment at our Goodyear, Arizona facility, as well $0.2 in capitalized software costs associated with our ERP system upgrade.  During fiscal 2016, we plan to make approximately $9.0 million in capital expenditures, primarily at our manufacturing facilities.  Capital expenditures are funded by net cash flow from operating activities, cash on hand, available credit from our ABL Credit Facility and equipment term loans.

Financing Cash Flows

Net cash provided by financing activities for the quarter ended March 26, 2016 was $0.6 million compared to net cash used of $0.3 million in the quarter ended March 28, 2015.  This year-over-year increase in cash provided by activities is primarily due to increased net borrowings on the equipment financing loan for the new kettles and related equipment for our Goodyear, Arizona facility and a reduction in long-term debt payments as a result of our new Term Loan Credit Facility.

Debt and Capital Resources

At March 26, 2016, there was $0.6 million in cash and $26.8 million borrowed on our ABL Credit Facility. At that date, $23.2 million of additional borrowings were available under the ABL Credit Facility. As is customary in such financings, Wells Fargo may terminate its commitments and accelerate the repayment of amounts outstanding and exercise other remedies upon the occurrence of an event of default (as defined in the ABL Credit Facility), subject, in certain instances, to the expiration of an applicable cure period. Certain events may trigger an acceleration of repayment of the amounts outstanding under the ABL Credit Facility as set forth in such facility. The ABL Credit Facility requires us to maintain compliance with certain financial covenants, including a minimum fixed charge coverage ratio, in the event of a covenant triggering event.

See “Note 6 - Term Debt and Line of Credit” of our condensed consolidated financial statements in Item 1 of this Quarterly Report on Form 10-Q for detail regarding our financing arrangements.

Outlook

We believe that our cash provided by operating activities together with borrowings available under our ABL Credit Facility will be sufficient to fund our working capital needs and future capital expenditures for the next twelve months.   We anticipate fiscal 2016 capital expenditures of approximately $9.0 million, funded through working capital and various purchase or financing arrangements.  Our plans are not expected to materially affect our financial ratios or liquidity.  In connection with the implementation of our business strategy, we may incur operating losses in the future and may require future debt or equity financings (particularly in connection with future strategic acquisitions, new brand introductions or capital expenditures).  Expenditures relating to acquisition-related integration costs, market and territory expansion and new product development and introduction may adversely affect promotional and operating expenses and consequently may adversely affect operating and net income.  These types of expenditures are expensed for accounting purposes as incurred, while revenue generated from the result of such expansion or new products may benefit future periods.  We believe that we will generate positive cash flow from operations during the next twelve months, which, along with our existing working capital and borrowing facilities, will enable us to meet our operating cash requirements for the next twelve months.  This belief is based on current operating plans and certain assumptions, including those relating to our future revenue levels and expenditures, industry and general economic conditions and other conditions.  For instance, if current general economic conditions worsen, we believe that our sales forecasts may prove to be less reliable than they have in the past as consumers may change their buying habits with respect to snack food products.  Unexpected price increases for commodities used in our snack products, or adverse weather conditions affecting our Rader Farms crop yield could also impact our financial condition.  If any of these factors change, we may require future debt or equity financings to meet our business requirements.  Any required financings may not be available or, if available, may not be on terms attractive to us.

Contractual Obligations

There have been no material changes in our reported contractual obligations, as described under “Contractual Obligations” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 26, 2015.

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

A reconciliation of SG&A expenses exclusive of recall costs to selling, general and administrative expenses, the most directly comparable GAAP measure, is as follows (in thousands):

Quarter Ended March 28, 2015
Selling, general and administrative expenses, excluding product recall costs	$8,919
Increase in accounts receivable reserves	233
Selling, general and administrative expenses	$9,152

Critical Accounting Policies and Estimates

There have been no significant changes to our critical accounting policies and estimates since the filing of our Annual Report on Form 10-K for the year ended December 26, 2015.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

There have been no material changes in our reported market risks, as described in “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 26, 2015.

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

During the fiscal quarter ended March 26, 2016, there were no changes to the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.   Legal Proceedings.

For a discussion of legal proceedings, see “Note 7 - Commitments and Contingencies - Legal Proceedings” to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors.

During the quarter ended March 26, 2016, there were no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 26, 2015 filed with the SEC on March 10, 2016.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

The following table contains information for shares repurchased during the quarter ended March 26, 2016.

Fiscal period	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
December 26, 2015 – January 30, 2016	—	$—	—	$—
January 31, 2016 – February 27, 2016	—	$—	—	$—
February 28, 2016 – March 26, 2016	16,999	$5.71	—	$—
Total	16,999	$5.71	—	$—

(1)         Shares of restricted stock withheld, at the election of a certain holder of restricted stock, by the Company from the vested portion of a restricted stock award with a market value approximating the amount of the withholding taxes due from such restricted stockholder.

Item 6.   Exhibits

3.1	Second Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 26, 2016).

10.1

First Amendment to Credit Agreement, dated March 9, 2016, by and among Inventure Foods, Inc. and certain of its subsidiaries, as the borrowers, each of the lenders from time to time a party thereto, and BSP Agency, LLC, as the administrative agent for each member of the Lender Group (as defined therein) (incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 26, 2015 filed with the SEC on March 10, 2016).

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

Dated:	May 3, 2016	INVENTURE FOODS, INC.

		By:	/s/ Steve Weinberger
Steve Weinberger
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)