Form 10-Q
period 2016-06-25
INVENTURE FOODS, INC.
filed 2016-07-28
CIK 944508

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 25, 2016

or

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                to

Commission File Number: 001-14556

INVENTURE FOODS, INC.

(Exact name of registrant as specified in its charter)

Delaware	86-0786101
(State or other jurisdiction of incorporation or	(I.R.S. Employer
organization)	Identification No.)

5415 East High Street, Suite #350, Phoenix, Arizona	85054
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (623) 932-6200

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

Yes ☐               No ☒

As of July 25, 2016, the total number of shares outstanding of the registrant’s Common Stock was 19,671,134 shares.

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

Forward-looking statements are neither historical facts nor assurances of future performance.  Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to certain risks and uncertainties, including, without limitation, general economic conditions, increases in the cost or availability of ingredients, packaging, energy and employees, price competition and industry consolidation, our ability to execute strategic initiatives, product recalls or safety concerns, disruptions of supply chain or information technology systems, customer acceptance of new products and changes in consumer preferences, food industry and regulatory factors, interest rate risks, dependence upon major customers, dependence upon existing and future license agreements, the possibility that we will need additional financing due to future operating losses or in order to implement our business strategy, acquisition and divestiture-related risks, volatility of the market price of our common stock, par value $0.01 per share (“Common Stock”), and those other risks and uncertainties discussed herein, that could cause actual results to differ materially from historical results or those anticipated.  In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this Quarterly Report on Form 10-Q will in fact transpire or prove to be accurate.  Readers are cautioned to consider the specific risk factors described herein and in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 26, 2015 and any subsequent Quarterly Report on Form 10-Q, and not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof.

We undertake no obligation to update or publicly revise any forward-looking statement whether as a result of new information, future developments or otherwise.  All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by this paragraph.  You are advised, however, to consult any further disclosures we make on related subjects in our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K and our other filings with the Securities and Exchange Commission (the “SEC”).  Also note that we provide a cautionary discussion of risks, uncertainties and possibly inaccurate assumptions relevant to our business in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 26, 2015.  We note these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995.  You should understand it is not possible to predict or identify all such factors.

PART I — FINANCIAL INFORMATION

Item 1.Financial Statements.

INVENTURE FOODS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(unaudited)

	June 25,	December 26,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$1,203	$2,319
Accounts receivable, net of allowance for doubtful accounts of $125 and $94 at June 25, 2016 and December 26, 2015 respectively	22,681	19,928
Inventories	71,217	81,807
Deferred income tax asset	3,788	3,788
Other current assets	3,686	6,262
Total current assets	102,575	114,104

Property and equipment, net of accumulated depreciation of $49,602 and $46,328 at June 25, 2016 and December 26, 2015 , respectively	66,675	59,963
Goodwill	23,286	23,286
Trademarks and other intangibles, net	14,553	14,718
Other assets	1,186	962
Total assets	$208,275	$213,033

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$32,341	$35,983
Accrued liabilities	11,697	8,629
Current portion of long-term debt	2,407	1,826
Total current liabilities	46,445	46,438

Long-term debt, less current portion	82,803	83,300
Line of credit	22,690	25,951
Deferred income tax liability	2,560	2,560
Other liabilities	2,035	2,296
Total liabilities	156,533	160,545

Commitments and contingencies (see Note 7)

Stockholders’ equity:
Common stock, $.01 par value; 50,000 shares authorized; 20,039 and 19,979 shares issued and outstanding at June 25, 2016 and December 26, 2015, respectively	201	200
Additional paid-in capital	34,820	34,271
Retained earnings	17,192	18,488
	52,213	52,959
Less: treasury stock, at cost: 368 shares at June 25, 2016 and December 26, 2015	(471)	(471)
Total stockholders’ equity	51,742	52,488
Total liabilities and stockholders’ equity	$208,275	$213,033

See accompanying notes to condensed consolidated financial statements (unaudited).

INVENTURE FOODS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Quarter Ended		Six Months Ended
	June 25,	June 27,	June 25,	June 27,
	2016	2015	2016	2015
Net revenues	$69,263	$66,422	$139,118	$144,029
Cost of revenues	58,996	58,397	120,034	139,704
Gross profit	10,267	8,025	19,084	4,325
Operating expenses:
Selling, general and administrative expenses	8,493	10,217	16,602	19,369
Impairment of intangible asset	—	—	—	9,277
Operating income (loss)	1,774	(2,192)	2,482	(24,321)
Non-operating (income) expense:
Interest expense, net	2,320	928	4,676	1,658
Loss before income tax expense	(546)	(3,120)	(2,194)	(25,979)
Income tax benefit	268	1,169	898	9,393
Net loss	$(278)	$(1,951)	$(1,296)	$(16,586)

Loss per common share:
Basic	$(0.01)	$(0.10)	$(0.07)	$(0.85)
Diluted	$(0.01)	$(0.10)	$(0.07)	$(0.85)

Weighted average number of common shares:
Basic	19,628	19,566	19,616	19,574
Diluted	19,628	19,566	19,616	19,574

See accompanying notes to condensed consolidated financial statements (unaudited).

INVENTURE FOODS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	Quarter Ended		Six Months Ended
	June 25,	June 27,	June 25,	June 27,
	2016	2015	2016	2015
Net loss	$(278)	$(1,951)	$(1,296)	$(16,586)
Change in fair value of interest rate swaps, net of tax	—	27	—	42
Comprehensive loss	$(278)	$(1,924)	$(1,296)	$(16,544)

See accompanying notes to condensed consolidated financial statements (unaudited).

INVENTURE FOODS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended
	June 25,	June 27,
	2016	2015
Cash flows from operating activities:
Net loss	$(1,296)	$(16,586)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	3,381	3,405
Amortization	165	383
Deferred financing fee amortization	687	165
Provision for remaining product recall costs	—	7,137
Impairment of intangible asset	—	9,277
Provision for bad debts	32	187
Deferred income taxes	—	69
Excess income tax benefit from stock-based compensation	—	(42)
Stock-based compensation expense	740	760
(Gain) Loss on disposition of equipment	(58)	(14)
Changes in assets and liabilities:
Accounts receivable	(2,785)	(2,697)
Inventories	10,590	(7,476)
Other assets and liabilities	2,230	(12,282)
Accounts payable and accrued liabilities	(1,884)	17,099
Net cash provided by (used in) operating activities	11,802	(615)
Cash flows from investing activities:
Purchase of property and equipment	(8,659)	(5,304)
Proceeds from the sale of property and equipment	—	19
Payment of contingent consideration for Willamette Valley Fruit Company	(340)	(230)
Payment of contingent consideration for Sin In A Tin	(3)	(2)
Net cash used in investing activities	(9,002)	(5,517)
Cash flows from financing activities:
Net borrowings on U.S Bank line of credit	—	4,361
Net payments on Wells Fargo line of credit	(3,261)	—
Payments made on capital lease obligations	(10)	(253)
Borrowings on term loans	1,097	6,000
Repayments made on long term debt	(653)	(3,189)
Payment of loan financing fees	(1,050)	(300)
Proceeds from issuance of common stock under equity award plans	187	—
Excess income tax benefit from stock-based compensation	—	42
Payment of payroll taxes on stock-based compensation through shares withheld	(226)	(349)
Net cash (used in) provided by financing activities	(3,916)	6,312
Net increase (decrease) in cash and cash equivalents	(1,116)	180
Cash and cash equivalents at beginning of year	2,319	495
Cash and cash equivalents at end of year	$1,203	$675

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$4,060	$1,286
Cash paid (refunded) during the period for income taxes	$(3,377)	$1,378

See accompanying notes to condensed consolidated financial statements (unaudited).

INVENTURE FOODS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.Organization and Summary of Significant Accounting Policies

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

In our healthy/natural food category, products include Rader Farms® frozen berries, Boulder Canyon® brand kettle cooked potato chips, other snack and food items, Willamette Valley Fruit CompanyTM brand frozen berries, Fresh FrozenTM brand frozen vegetables, fruits, biscuits and other frozen snacks, Jamba® brand blend-and-serve smoothie kits under license from Jamba Juice Company (“Jamba Juice”), Seattle’s Best Coffee® Frozen Coffee Blends brand blend-and-serve frozen coffee beverages under license from Seattle’s Best Coffee, LLC, Sin In A TinTM  chocolate pate and other frozen desserts and private label frozen fruit and healthy/natural snacks.

In our indulgent specialty snack food category, products include T.G.I. Friday’s® brand snacks under license from T.G.I. Friday’s Inc. (“T.G.I. Friday’s”), Nathan’s Famous® brand snack products under license from Nathan’s Famous Corporation, Vidalia® brand snack products under license from Vidalia Brands, Inc., Poore Brothers® brand kettle cooked potato chips, Bob’s Texas Style® brand kettle cooked chips, and Tato Skins® brand potato snacks.  We also manufacture private label snacks for certain grocery retail chains and co-pack products for other snack and cereal manufacturers.

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

We operate manufacturing facilities in nine locations. Our frozen berry products are processed in our Lynden, Washington, Bellingham, Washington, Jefferson, Georgia and two Salem, Oregon  facilities.  Our frozen berry business grows, processes and markets premium berry blends, raspberries, blueberries and rhubarb and purchases blackberries, cherries, cranberries, strawberries and other fruits from a select network of fruit growers for resale.  The fruit is processed, frozen and packaged for sale and distribution to wholesale customers.  Our frozen vegetable products are processed in our Jefferson, Georgia, Thomasville, Georgia and Salem, Oregon facilities.  Our frozen beverage products are packaged at our Lynden, Washington and Jefferson, Georgia facilities.  We also use third-party processors for certain frozen products and package certain frozen fruits and vegetables for other manufacturers.  Our frozen desserts products are produced in our Pensacola, Florida and Salem, Oregon facilities.  Our snack products are manufactured at our Phoenix, Arizona and Bluffton, Indiana facilities, as well as select third-party facilities for certain products.

On April 23, 2015, we announced a voluntary product recall of certain varieties of the Company’s Fresh FrozenTM brand of frozen vegetables, as well as select varieties of our Jamba® “At Home” line of smoothie kits because our Jefferson, Georgia facility tested positive for Listeria monocytogenes.  For a discussion of this product recall, refer to “Note 2 - Product Recall.”

Our fiscal year ends on the last Saturday occurring in the month of December of each calendar year.  Accordingly, the second quarter of fiscal 2016 commenced March 27, 2016 and ended June 25, 2016.

Basis of Presentation

The condensed consolidated financial statements for the quarter ended June 25, 2016 are unaudited and include the accounts of Inventure Foods and all of its wholly owned subsidiaries. All significant intercompany amounts and transactions have been eliminated. The condensed consolidated financial statements, including the December 26, 2015 consolidated balance sheet data which was derived from audited financial statements, have been prepared in accordance with the instructions for Quarterly Reports on Form 10-Q and, therefore, do not include all the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”). In the opinion of management, the condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary in order to make the condensed consolidated financial statements not misleading. A description of our accounting policies and other financial information is included in the audited financial statements filed with our Annual Report on Form 10-K for the fiscal year ended December 26, 2015. The results of operations for the quarter ended June 25, 2016 are not necessarily indicative of the results expected for the full year. Changes to the classification of certain prior year amounts on the cash flow statement were made to reflect current year classification between deferred income taxes and change in other assets and liabilities.

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

Level 1Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities

Level 2Quoted prices in markets that are not considered to be active or financial instruments without quoted market prices, but for which all significant inputs are observable, either directly or indirectly

Level 3Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable

A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.

At June 25, 2016 and December 26, 2015, the carrying value of cash, accounts receivable, accounts payable and accrued liabilities approximate fair values since they are short term in nature.  The carrying value of the long-term debt approximates fair value based on the borrowing rates currently available to us for long-term borrowings with similar terms.  The following table summarizes the valuation of our assets and liabilities measured at fair value on a recurring basis  at the respective dates set forth below (in thousands):

		June 25, 2016		December 26, 2015
		Non-qualified		Non-qualified
		Deferred	Earn-out	Deferred	Earn-out
		Compensation	Contingent	Compensation	Contingent
		Plan	Consideration	Plan	Consideration
Balance Sheet Classification		Investments	Obligation	Investments	Obligation
Other assets	Level 1	591	$—	$564	$—
Accrued liabilities	Level 3	—	(263)	—	(376)
Other liabilities	Level 3	—	(1,269)	—	(1,499)
		$591	$(1,532)	$564	$(1,875)

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

The fair value measurement of the earn-out contingent consideration obligation relates to the acquisitions of Sin In A TinTM in September 2014 and Willamette Valley Fruit Company in May 2013, and is included in accrued liabilities and other long-term liabilities in the consolidated balance sheets.  The fair value measurement is based upon significant inputs not observable in the market.  Changes in the value of the obligation are recorded as income or expense in our consolidated statements of operations.  To determine the fair value, we valued the contingent consideration liability based on the expected probability weighted earn-out payments corresponding to the performance thresholds agreed to under the applicable purchase agreements.  The expected earn-out payments were then present valued by applying a discount rate that captures a market participants view of the risk associated with the expected earn-out payments.

A summary of the activity of the fair value of the measurements using unobservable inputs (Level 3 liabilities) for the six months ended June 25, 2016 is as follows (in thousands):

Level 3
Balance at December 26, 2015	$1,875
Earn-out compensation paid to Willamette Valley Fruit Company	(340)
Earn-out compensation paid to Sin In A Tin	(3)
Balance at June 25, 2016	$1,532

Income Taxes

Income tax benefit was $0.3 million for the quarter ended June 25, 2016, compared to $1.2 million for the quarter ended June 27, 2015.  Our effective tax rate was 49.1% and 37.5% for the quarters ended June 25, 2016 and June 27, 2015, respectively.

Income tax benefit was $0.9 million for the six months ended June 25, 2016, compared to $9.4 million for the six months ended June 27, 2015.  Our effective tax rate was 40.9% and 36.2% for the six months ended June 25, 2016 and June 27, 2015, respectively.

Loss Per Common Share

Basic loss per common share is computed by dividing net loss by the weighted average number of shares of Common Stock outstanding during the period.  Diluted loss per share is calculated by including all dilutive common shares, such as stock options and restricted stock.  Unvested restricted stock grants that contain non-forfeitable rights to dividends or dividend equivalents are participating securities and, therefore, requires loss per share to be presented pursuant to the two-class method.  However, the application of this method would have no effect on basic and diluted loss per common share and is therefore not presented.

For the quarters and six months ended June 25, 2016 and June 27, 2015, diluted loss per share is the same as basic loss per share, as the inclusion of potentially issuable Common Stock would be antidilutive.  Exercises of outstanding stock options are assumed to occur for purposes of calculating diluted earnings per share for periods in which their effect would not be antidilutive.

Loss per common share was computed as follows for the quarters and six months ended June 25, 2016 and June 27, 2015 (in thousands, except per share data):

	Quarter Ended		Six Months Ended
	June 25,	June 27,	June 25,	June 27,
	2016	2015	2016	2015
Basic Loss Per Share:
Net loss	$(278)	$(1,951)	$(1,296)	$(16,586)
Weighted average number of common shares	19,628	19,566	19,616	19,574
Loss per common share	$(0.01)	$(0.10)	$(0.07)	$(0.85)

Diluted Loss Per Share:
Net loss	$(278)	$(1,951)	$(1,296)	$(16,586)
Weighted average number of common shares	19,628	19,566	19,616	19,574
Incremental shares from assumed conversions of stock options and non-vested shares of restricted stock	—	—	—	—
Adjusted weighted average number of common shares	19,628	19,566	19,616	19,574
Loss per common share	$(0.01)	$(0.10)	$(0.07)	$(0.85)

Stock-Based Compensation

Compensation expense for restricted stock and stock option awards is adjusted for estimated attainment thresholds and forfeitures and is recognized on a straight-line basis over the requisite period of the award, which is currently one to five years.  We estimate future forfeiture rates based on our historical experience.

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

In May 2014, the FASB issued new guidance related to revenue recognition.  This new standard will replace all current GAAP guidance on this topic and eliminate all industry-specific guidance.  The new revenue recognition standard provides a unified model to determine when and how revenue is recognized.  The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services.  This guidance will be effective at the beginning of our 2018 fiscal year and can be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption.  We are evaluating the impact, if any, of adopting this new accounting standard on our financial statements.

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

In April 2015, the FASB issued an ASU to simplify the presentation of debt issuance costs. This ASU requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by this ASU. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015, and is applied retrospectively. We adopted this ASU in the first quarter of fiscal 2016.  The adoption of this ASU reduced our other assets and long-term debt, less current portion, by $5.8 million and $5.4 million as of June 25, 2016 and December 26, 2015, respectively.

In July 2015, the FASB issued an ASU to simplify the measurement of inventory.  This ASU requires inventory to be subsequently measured using the lower of cost and net realizable value, thereby eliminating the market value approach. Net realizable value is defined as the “estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation.”  This ASU is effective for reporting periods beginning after December 15, 2016 and is applied prospectively. Early adoption is permitted. We are evaluating the impact, if any, of adopting this guidance on our financial statements and disclosure.

In September 2015, the FASB issued an ASU simplifying the accounting for measurement-period adjustments for business combinations.  This ASU requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustments are identified, including the cumulative effect of the change in provisional amount as if the accounting had been completed at the acquisition date.  This ASU is effective for reporting periods beginning after December 15, 2015 and is applied prospectively.  The adoption of this ASU had no impact on our financial statements.

In November 2015, the FASB issued an ASU that simplifies the presentation of deferred taxes by requiring deferred tax assets and liabilities to be offset and presented as a single noncurrent amount on the balance sheet. This ASU is effective for reporting periods beginning after December 15, 2016 and is applied retrospectively. We do not expect the adoption of this guidance to have a material impact on our financial statements.

In February 2016, the FASB issued new guidance related to accounting for leases. The new standard requires the recognition of assets and liabilities arising from lease transactions on the balance sheet and the disclosure of key information about leasing arrangements. Accordingly, a lessee will recognize a lease asset for its right to use the underlying asset and a lease liability for the corresponding lease obligation. Both the asset and liability will initially be measured at the present value of the future minimum lease payments over the lease term. Subsequent measurement, including the presentation of expenses and cash flows, will depend on the classification of the lease as either a finance or an operating lease. The new standard is effective for fiscal years beginning after December 15, 2018, and interim periods within those years. Early adoption is permitted. We are evaluating the impact, if any, of adopting this guidance on our financial statements and disclosure.

In March 2016, the FASB issued an ASU intended to simplify various aspects of the accounting for share-based payments. Excess tax benefits for share-based payments will be recorded as a reduction of income taxes and reflected in operating cash flows upon the adoption of this ASU. Excess tax benefits are currently recorded in equity and as financing activity under the current rules. This guidance is effective for reporting periods beginning after December 15, 2016. We are evaluating the impact, if any, of adopting this guidance on our financial statements and disclosure.

2.Product Recall

On April 23, 2015, we announced a voluntary product recall of certain varieties of the Company’s Fresh FrozenTM brand of frozen vegetables, as well as select varieties of our Jamba® “At Home” line of smoothie kits because our Jefferson, Georgia facility tested positive for Listeria monocytogenes.  The impacts recorded in our consolidated statement of operations attributable to the recall for the quarter and six months ended June 27, 2015 are summarized as follows (in thousands):

	Quarter Ended	Six Months Ended
	June 27, 2015	June 27, 2015
Net revenues	$—	$—
Cost of revenues (1)	1,127	16,387
Gross profit	(1,127)	(16,387)
Operating expenses:
Selling, general and administrative expenses (2)	1,267	1,500
Impairment of intangible asset (3)	—	9,277
Operating loss	(2,394)	(27,164)
Interest expense, net	—	—
Loss before income taxes	(2,394)	(27,164)
Income tax benefit	897	9,812
Net loss	$(1,497)	$(17,352)

(1)

Additional cost of revenues represents the provision for the write-down of inventory on hand and for additional costs estimated to be incurred related to the recall, including product expected to be returned from customers and consumers. During the quarter and six months ended June 27, 2015, the Company incurred approximately $1.1 million of incremental production costs as a result of utilizing co-packers inventory.

(2)

Additional selling, general and administrative costs consists of approximately $1.5 million of professional fees associated with the recall and $0.2 million to record additional accounts receivable reserves which was recorded in the first quarter of fiscal 2015 but reversed in the second quarter of fiscal 2015.

(3)	Amount reflects a $9.3 million impairment charge recorded to write-off the carrying value of the Fresh Frozen customer relationships intangible asset.

3.Inventories

Inventories consisted of the following as of June 25, 2016 and December 26, 2015 (in thousands):

	June 25,	December 26,
	2016	2015
Finished goods	$29,009	$32,731
Raw materials	42,208	49,076
Inventories	$71,217	$81,807

4.Goodwill, Trademarks and Other Intangibles

Goodwill, trademarks and other intangibles, net, consisted of the following as of June 25, 2016 and December 26, 2015 (in thousands):

	Estimated	June 25,	December 26,
	Useful Life	2016	2015
Goodwill:
Inventure Foods		$5,986	$5,986
Rader Farms		5,630	5,630
Willamette Valley Fruit Company		3,147	3,147
Fresh Frozen Foods		8,301	8,301
Sin In A Tin		222	222
Goodwill		$23,286	$23,286

Trademarks:
Inventure Foods		$896	$896
Rader Farms		1,070	1,070
Willamette Valley Fruit Company		740	740
Fresh Frozen Foods		9,475	9,475
Sin In A Tin		123	123

Other intangibles:
Rader Farms - Customer relationship, gross carrying amount	10 years	100	100
Rader Farms - Customer relationship, accum. amortization		(91)	(86)
Willamette Valley Fruit Company - Customer relationship, gross carrying amount	10 years	3,200	3,200
Willamette Valley Fruit Company - Customer relationship, accum. amortization		(960)	(800)
Trademarks and other intangibles, net		$14,553	$14,718

Our amortization expense related to these intangibles was $83,000 and $82,000  for the quarters ended June 25, 2016 and June 27, 2015, respectively. For the six months ended June 25, 2016 and June 27, 2015, amortization expense totaled $165,000 and $383,000, respectively.  The trademarks are deemed to have an indefinite useful life because they are expected to generate cash flows indefinitely.

Goodwill and trademarks are reviewed for impairment annually in the fourth fiscal quarter, or more frequently if impairment indicators arise.   As a result of the product recall (see “Note 2 - Product Recall”), the Company reviewed the Fresh Frozen Foods goodwill and intangible assets for impairment.  Our analysis included a review of the forecasted future cash flows of the Fresh Frozen business, including the estimated cash outflows directly related to the product recall.  Based on our review, we concluded that the intangible asset related to the acquired customer relationships of Fresh Frozen Foods was fully impaired.  Accordingly, the Company recorded an intangible asset impairment charge of $9.3 million, which represents the unamortized balance on March 28, 2015.  We believe the carrying values of our remaining goodwill and intangible assets are appropriate as of June 25, 2016.

5.Accrued Liabilities

Accrued liabilities consisted of the following as of June 25, 2016 and December 26, 2015 (in thousands):

	June 25,	December 26,
	2016	2015
Accrued payroll and payroll taxes	$2,108	$1,114
Accrued royalties and commissions	1,010	1,081
Accrued advertising and promotion	844	820
Accrued berry purchase payments	5,013	3,096
Accrued other	2,722	2,518
Accrued liabilities	$11,697	$8,629

6.Term Debt and Line of Credit

ABL Credit Facility

On November 18, 2015, the Company entered into a five-year revolving credit agreement with Wells Fargo Bank, National Association (“Wells Fargo”), as administrative agent, and the other lenders party thereto (with all related loan documents, and as amended from time to time, the “ABL Credit Facility”). The ABL Credit Facility provides for a five-year, $50.0 million senior secured revolving credit facility.  The ABL Credit Facility also provides that, under certain conditions, we may increase the aggregate principal amount of loans outstanding thereunder by up to $10.0 million.  Borrowings under the ABL Credit Facility bear interest, at the Company’s option, at a base rate or the London interbank offered rate (“LIBOR”) plus, in each case, an applicable margin.  The ABL Credit Facility will mature, and the commitments thereunder will terminate, on November 17, 2020.

Events of default under the ABL Credit Facility include customary events, such as a cross-default provision with respect to other material debt. As of June 25, 2016, the Company is in compliance with all covenants of the ABL Credit Facility.

As of June 25, 2016, there was $22.7 million outstanding under the ABL Credit Facility and the net availability thereunder was $22.5 million.

Term debt consisted of the following as of June 25, 2016 and December 26, 2015 (in thousands):

	June 25,	December 26,
	2016	2015
Term loan credit facility through November 2020	$84,788	85,000
Equipment term loan, Goodyear, Arizona, due monthly through April 2021	3,152	2,055
Equipment term loan, Rader Farms, due monthly through August 2019	1,719	1,972
Equipment term loan, Willamette Valley Fruit Company, due monthly through August 2019	1,276	1,464
Capital lease obligations, primarily due September 2017	52	48
Long-term debt	90,987	90,539
Less: deferred financing fees, net	(5,777)	(5,413)
Less: current portion of long-term debt	(2,407)	(1,826)
Long-term debt, less current portion	$82,803	$83,300

Term Loan Credit Facility

Also on November 18, 2015 and concurrent with the execution of the ABL Credit Facility, Inventure Foods and certain of its subsidiaries entered into a five-year term loan credit agreement with BSP Agency, LLC, a Delaware limited liability company (“BSP”), as administrative agent, and the other lenders party thereto (with all related loan documents, and as amended from time to time, the “Term Loan Credit Facility”).  The Term Loan Credit Facility provides for a $85.0 million senior secured term loan that matures on November 17, 2020.  The Term Loan Credit Facility also provides that, under certain conditions, we may increase the aggregate principal amount of term loans outstanding thereunder by up to $25.0 million.  Borrowings under the Term Loan Credit Facility bear interest, at the Company’s option, at a base rate or LIBOR plus, in each case, an applicable margin.

The Term Loan Credit Facility contains customary negative covenants and also requires the Company, together with its subsidiaries, to comply with a Fixed Charge Coverage Ratio and a Total Leverage Ratio (each as defined in the Term Loan Credit Facility). The first Fixed Charge Coverage Ratio and Total Leverage Ratio measurement period was the end of the first quarter of fiscal 2016.  On March 9, 2016, the Company entered into that certain First Amendment to Credit Agreement, dated March 9, 2016, with BSP, as administrative agent, and the other lenders party thereto (the “Amendment”).  The Amendment amends the Term Loan Credit Facility to defer the Company’s obligation to comply with the Total Leverage Ratio until the end of the third quarter of fiscal 2016.

Events of default under the Term Loan Credit Facility include customary events such as a cross-default provision with respect to other material debt.  As of June 25, 2016 the Company is in compliance with all covenants of the Term Loan Credit Facility.

Equipment Loans

In August 2015, we entered into an equipment term loan with Banc of America Leasing & Capital LLC for $3.1 million of new kettles and related equipment for our Goodyear, Arizona facility.  The equipment term loan accrues interest at a rate of 3.07% and will be repaid over 60 recurring monthly payments commencing May 2016.

In August 2014, we entered into two separate equipment term loans with Banc of America Leasing & Capital LLC. One for $2.6 million to finance equipment to be used at the Company’s Rader Farms facility, and the other for $1.9 million to finance equipment to be used at Willamette Valley Fruit Company. Both of these equipment term loans accrue interest at a rate of 2.35% and will be repaid over 60 recurring monthly payments commencing September 15, 2014.

7.Commitments and Contingencies

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

On or about February 17, 2016, the Company received a letter from one of its commercial customers requesting indemnity with respect to a lawsuit threatened against the customer in Florida alleging that certain kettle chip products sold by the customer and manufactured by the Company were improperly labeled as “natural.”  On March 7, 2016, the Company informed the commercial customer that the Company had no obligation to indemnify the commercial customer with respect to the matter.

On April 4, 2016, a complaint captioned Westmoreland County Employee Retirement Fund (“Westmoreland”) v. Inventure Foods Inc. (“Inventure” or “the Company”) et al., Case No. CV2016-002718, was filed in the Superior Court in Maricopa County, Arizona. Additional defendants are the Company’s Chief Executive Officer and Chief Financial Officer, Capital Foods, LLC, and the underwriters of  the secondary securities offering that closed September 14, 2014 (the “September 2014 Offering”).  The class action complaint alleges violations of the Securities Act and focuses on the Company’s frozen food facility in Jefferson, Georgia.  The plaintiff seeks certification as a class action, unspecified compensatory damages, rescission or a rescissory measure of damages, attorneys’ fees and costs, and other relief deemed appropriate by the court.  The Company intends to vigorously defend against the claims.

On May 6, 2016,  the Company removed the purported class action from Superior Court in Maricopa County to the United States District Court for the District of Arizona (“District Court”).  On May 26, 2016, plaintiff filed a motion to remand the purported class action to the Superior Court in Maricopa County.  On July 13, 2016, Inventure, along with our Chief Executive Officer and Chief Financial Officer, and Capital Foods, LLC, filed a response in opposition to the motion to remand.  The September 2014 Offering underwriters joined in our opposition brief.  The plaintiff filed its reply in support of the motion to remand on June 23, 2016.  The motion to remand remains pending before the district court. On July 5, 2016, the District Court ordered a stay of proceedings until the Court rules on the motion to remand.

On July 11, 2016, the Company received a pre-suit notification and demand from Farbod Nikravesh (represented by Barbara Rohr of Faruqi & Faruqi).  No lawsuit has been filed.  Mr. Farbod purports to represent a class of consumers who purchased Boulder Canyon brand products advertised as “All Natural.”  Mr. Farbod alleges the products contain non-natural ingredients, including but not limited to maltodextrin, dextrose, and citric acid.  He intends to file a class action for alleged violations of the California Legal Remedies Act (Cal. Civ. Code § 1750, et seq.), the California Unfair Competition Law (Cal. Bus. & Prof. Code § 17200, et seq.), the California False Advertising Act (Cal. Bus. & Prof. Code § 17500, et seq.), and other “common law and other statutory violations.”  To avoid suit, Mr. Farbod demands that the Company refrain from false and misleading marketing, issue an immediate recall, and make full restitution of all money obtained from the sale of Boulder Canyon chips.  The Company removed the challenged language (“All Natural”) from its packaging before receiving the letter, and intends to vigorously defend any class action filed.

Maryanne McGuiness (represented by Tim Howard of Howard & Associates) served the Company with a pre-lawsuit notification and demand on July 11, 2016.  No lawsuit has been filed.  Ms. McGuiness purports to represent a class of consumers who purchased Boulder Canyon kettle chips advertised as “All Natural” and “Non-GMO.”  Ms. McGuiness alleges the products contain non-natural and non-GMO ingredients, including but not limited to citric acid, disodium phosphate, corn, corn starch, corn meal, corn flour, corn masa, soluble corn fiber, corn syrup solids, maltodextrin, dextrose, fructose, and sucrose.  She intends to file a class action based on alleged violations of the Florida Deceptive and Unfair Trade Practices Act (Fla. Stat. 501.201, et seq.) and the Florida Misleading Advertising Statute (Fla. Stat. § 817.41), as well as for breach of express and implied warranties, unjust enrichment, and other contract and tort violations.  To avoid suit, Ms. McGuiness demands that the Company refrain from false and misleading advertising, identify consumers who purchased product during the limitations period, disgorge revenues from sales of products, and implement a corrective advertising campaign, including a disclaimer.  The Company removed “All Natural” from all packages and advertising of kettle cooked chips before receiving the letter, and intends to vigorously defend any class action filed.

8.Business Segments

Our operations consist of two reportable segments: frozen products and snack products.  The frozen products segment produces frozen fruits, vegetables, beverages and desserts for sale primarily to groceries, club stores and mass merchandisers.  The snack products segment produces potato chips, kettle chips, potato crisps, potato skins, pellet snacks, sheeted dough products, popcorn and extruded products for sale primarily to snack food distributors and retailers.  Our reportable segments offer different products and services.  The majority of our revenues are attributable to external customers in the United States.  We also sell to external customers internationally. However, the revenues attributable to such customers are immaterial.  All of our assets are located in the United States.

All products sold under our frozen products segment are considered part of the healthy/natural food category.  The products sold under our snack products segment include products considered part of the indulgent specialty snack food category, as well as products considered part of the healthy/natural food category.

For the three months ended June 25, 2016 and June 27, 2015, net revenues of our healthy/natural food category totaled $59.4 million and $54.3 million, respectively.  For the three months ended June 25, 2016 and June 27, 2015, net revenues of our indulgent specialty snack food category totaled $9.9 million and $12.1 million, respectively.

For the six months ended June 25, 2016 and June 27, 2015, net revenues of our healthy/natural food category totaled $119.3 million and $120.3 million, respectively.  For the six months ended June 25, 2016 and June 27, 2015, net revenues of our indulgent specialty snack food category totaled $19.8 million and $23.7 million, respectively.

We do not allocate assets, selling, general and administrative expenses, income taxes or other income and expense to our reportable segments.  The following table present information about our reportable segments for the quarters and six months ended June 25, 2016 and June 27, 2015 (in thousands):

	Frozen	Snack
	Products	Products	Consolidated
Quarter Ended June 25, 2016
Net revenues from external customers	$41,779	$27,484	$69,263
Depreciation and amortization included in segment gross profit	603	534	1,137
Segment gross profit	4,848	5,419	10,267

Quarter Ended June 27, 2015
Net revenues from external customers	$34,900	$31,522	$66,422
Depreciation and amortization included in segment gross profit	569	601	1,170
Segment gross profit	2,592	5,433	8,025

Six Months Ended June 25, 2016
Net revenues from external customers	$86,749	$52,369	$139,118
Depreciation and amortization included in segment gross profit	1,188	1,041	2,229
Segment gross profit	9,169	9,915	19,084

Six Months Ended June 27, 2015
Net revenues from external customers	$86,249	$57,780	$144,029
Depreciation and amortization included in segment gross profit	1,125	1,207	2,332
Segment gross profit	(4,897)	9,222	4,325

The following table reconciles reportable segment gross profit to our consolidated loss before income taxes for the quarters and six months ended June 25, 2016 and June 27, 2015 (in thousands):

	Quarter Ended		Six Months Ended
	June 25,	June 27,	June 25,	June 27,
	2016	2015	2016	2015
Segment gross profit	$10,267	$8,025	$19,084	$4,325
Unallocated amounts:
Operating expenses	(8,493)	(10,217)	(16,602)	(28,646)
Interest expense, net	(2,320)	(928)	(4,676)	(1,658)
Loss before income tax provision	$(546)	$(3,120)	$(2,194)	$(25,979)

The table below presents information about revenues for each group of similar products within our reportable segments for the quarters and six months ended June 25, 2016 and June 27, 2015 (in thousands):

	Quarter Ended June 25, 2016		Quarter Ended June 27, 2015
		% of Net		% of Net
	Net Revenue	Revenues	Net Revenue	Revenues
Frozen Products:
Berries, beverages, blends and desserts	$30,312	43.7%	$29,038	43.8%
Vegetables	11,467	16.6%	5,862	8.8%
Total frozen	41,779	60.3%	34,900	52.6%
Snack Products:
Indulgent specialty snacks (1)	9,872	14.3%	12,107	18.2%
Healthy/natural snacks (2)	17,612	25.4%	19,415	29.2%
Total snack	27,484	39.7%	31,522	47.4%

Consolidated	$69,263	100.0%	$66,422	100.0%

	Six Months Ended June 25, 2016		Six Months Ended June 27, 2015
		% of Net		% of Net
	Net Revenue	Revenues	Net Revenue	Revenues
Frozen Products:
Berries, beverages, blends and desserts	$62,608	45.0%	$64,376	44.7%
Vegetables	24,141	17.4%	21,873	15.2%
Total frozen	86,749	62.4%	86,249	59.9%
Snack Products:
Indulgent specialty snacks (1)	19,799	14.2%	23,657	16.4%
Healthy/natural snacks (2)	32,570	23.4%	34,123	23.7%
Total snack	52,369	37.6%	57,780	40.1%

Consolidated	$139,118	100.0%	$144,029	100.0%

(1)

Indulgent specialty snacks includes T.G.I. Friday’s® brand snacks under license from T.G.I. Friday’s, Nathan’s Famous® brand snack products under license from Nathan’s Famous Corporation, Vidalia® brand snack products under license from Vidalia Brands, Inc., Poore Brothers® brand kettle cooked potato chips, Bob’s Texas Style® brand kettle cooked chips, and Tato Skins® brand potato snacks.

(2)	Healthy/natural snacks includes Boulder Canyon® brand kettle cooked potato chips, other snack and food items and private label healthy/natural snacks.

9.Stockholders’ Equity

The Company’s 2015 Equity Incentive Plan (the “2015 Plan”) was approved at our 2015 annual meeting of stockholders. Under the 2015 Plan, we are authorized to issue up to 1,400,560 shares of our Common Stock, which number may be increased by up to 250,000 shares subject to any option or award outstanding under the 2005 Equity Incentive Plan that are canceled or forfeited for any reason.  If any shares of our Common Stock subject to awards granted under the 2015 Plan are canceled, those shares will be available for future awards under such plan.   Awards granted under the 2015 Plan may include: nonqualified stock options, incentive stock options, restricted stock, restricted stock units, performance shares, performance units, and other stock-based awards and cash-based awards.  The 2015 Plan has a term of ten years and expires in May 2025.  As of June 25, 2016, there were 955,362 shares of Common Stock available for awards under the 2015 Plan.

Restricted Common Stock

We have issued shares of restricted Common Stock in the form of restricted stock awards and restricted stock units as incentives to certain employees, officers and members of our board of directors (the “Board”).  Restricted stock awards and restricted stock units granted to members of the Board are granted with a one-year service period.  Restricted stock awards and restricted stock units granted to the Company’s officers vest over three years and typically contain performance conditions that are required to be achieved over a three-year measurement period in order for the shares to be released.  The number of performance-based restricted stock awards and units that ultimately vest depend on whether we achieve certain financial results.  Restricted stock units granted to non-officer employees generally vest over three or five years.  We record compensation expense each period based on (i) the market price of our Common Stock at the time of grant and, (ii) for performance-based restricted stock awards and units, our estimate of the most probable number of shares that will ultimately be released.  The related stock-based compensation expense is included in selling, general and administrative expenses.  Additionally, the compensation expense is adjusted for our estimate of forfeitures.  Recipients of restricted Common Stock are entitled to receive any dividends declared on our Common Stock and have voting rights, regardless of whether such shares have vested.

During the three months ended June 25, 2016 and June 27, 2015, the total stock-based compensation expense from restricted Common Stock recognized in the financial statements was $0.3 million and $0.3 million, respectively. During the six months ended June 25, 2016 and June 27, 2015, the total stock-based compensation expense from restricted common stock recognized in the financial statements was $0.7 million and $0.5 million, respectively. There were no stock-based compensation costs capitalized.

The following table summarizes activities related to restricted stock awards for the six months ended June 25, 2016:

		Weighted
		Average Grant
	Number	Date Fair Value
Nonvested balance at December 26, 2015	88,166	$8.25
Granted	—	$—
Vested and released	(61,163)	$7.96
Forfeited	(18,670)	$7.20
Nonvested balance at June 25, 2016	8,333	$12.78

As of June 25, 2016, the total unrecognized costs related to non-vested restricted stock awards was $0.1 million, which is expected to be recognized over a weighted average period of 0.9 years.  This expected compensation expense does not reflect any new awards, or modifications to existing awards, that could occur in the future.

The following table summarizes activities related to restricted stock units for the six months ended June 25, 2016:

		Weighted
		Average Grant
	Number	Date Fair Value
Nonvested balance at December 26, 2015	302,113	$10.40
Granted	328,368	$7.09
Vested and released	(76,614)	$10.26
Forfeited	(10,188)	$11.18
Nonvested balance at June 25, 2016	543,679	$8.40

As of June 25, 2016, the total unrecognized costs related to non-vested restricted stock units was $3.4 million, which is expected to be recognized over a weighted average period of 2.2 years.  This expected compensation expense does not reflect any new awards, or modifications to existing awards, that could occur in the future.

Stock Options

Stock-based compensation expense from stock options recognized in the financial statements totaled $0.1 and $0.1 million for the three months ended June 25, 2016 and June 27, 2015, respectively. During the six months ended June 25, 2016 and June 27, 2015, stock-based compensation expense from stock options totaled $0.1 million and $0.2 million, respectively.  There were no stock-based compensation costs capitalized.

The following table summarizes stock option activity during the six months ended June 25, 2016:

			Aggregate	Weighted Average
		Weighted	Intrinsic Value	Remaining
	Options	Average	(in-the-money	Contractual Life
	Outstanding	Exercise Price	options)	(in years)
Outstanding at December 26, 2015	644,602	$5.30
Granted	—	$—
Exercised	(38,000)	$4.92
Forfeited or expired	(39,000)	$6.67
Outstanding at June 25, 2016	567,602	$5.23	$1,574,972	4.92

As of June 25, 2016, the total unrecognized costs related to non-vested stock options granted were $0.3 million.  We expect to recognize such costs in the financial statements over a weighted average period of 1.8 years.  This expected compensation expense does not reflect any new awards, or modifications to existing awards, that could occur in the future.

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on the closing price of $7.55 of our Common Stock as of June 25, 2016, which would have been received by the option holders had all option holders exercised options and sold the underlying shares on that date.  The intrinsic value related to vested stock options outstanding was $1.5 million as of June 25, 2016 based on the exercise price and closing price of $7.55 of our Common Stock as of June 25, 2016.

The following table summarizes information about stock options outstanding and exercisable at June 25, 2016:

				Weighted
				Average
				Remaining	Weighted		Weighted
				Contractual	Average		Average
Range of			Options	Life	Exercise	Options	Exercise
Exercise Prices			Outstanding	(in years)	Price	Exercisable	Price
$1.70	-	$2.40	173,600	2.4	$1.88	173,600	$1.88
$3.44	-	$6.55	218,550	5.1	$5.04	198,250	$4.88
$7.21	-	$12.78	153,800	7.0	$8.17	92,600	$7.89
$13.21	-	$13.21	21,652	8.0	$13.21	21,652	$13.21
			567,602	4.9	$5.23	486,102	$4.75

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the other sections of this Quarterly Report on Form 10-Q, and our consolidated financial statements and the accompanying notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 26, 2015.  The various sections of this MD&A contain a number of forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risk factors described in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 26, 2015.  Accordingly, the Company’s actual future results may differ materially from historical results or those currently anticipated.

Quarterly Overview

We are a leading marketer and manufacturer of healthy/natural and indulgent specialty snack food brands.  Our products are marketed under a strong portfolio of brands, including Boulder Canyon®, Rader Farms®, Fresh FrozenTM , Willamette Valley Fruit CompanyTM, T.G.I. Friday’s®, Jamba®, Vidalia®, Poore Brothers®, Nathan’s Famous®, Bob’s Texas Style®, Tato Skins®, Seattle’s Best Coffee® and Sin In A TinTM.  T.G.I. Friday’s®, Jamba®, Nathan’s Famous® and Vidalia® are licensed brand names.  We complement our branded product retail sales with private label retail sales and co-packing arrangements.

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

For the quarters ended June 25, 2016 and June 27, 2015, net revenues of our healthy/natural food category totaled $59.4 million and $54.3 million, respectively.  For the quarters ended June 25, 2016 and June 27, 2015, net revenues of our indulgent specialty snack food category totaled $9.9 million and $12.1 million, respectively.

For the six months ended June 25, 2016 and June 27, 2015, net revenues of our healthy/natural food category totaled $119.3 million and $120.3 million, respectively.  For the six months ended June 25, 2016 and June 27, 2015, net revenues of our indulgent specialty snack food category totaled $19.8 million and $23.7 million, respectively.

This MD&A is intended to assist in the understanding of our condensed consolidated financial statements, the changes in certain key items in those condensed consolidated financial statements from period to period and the primary factors that contributed to those changes, as well as how certain critical accounting estimates affect our condensed consolidated financial statements.

Results of Operations

In addition to focusing on measurements calculated in accordance with generally accepted accounting principles in the U.S. (“GAAP”), we focus on “frozen products net revenues excluding the Fresh Frozen business,” “frozen products gross profit excluding product recall costs,” and “selling, general and administrative expenses excluding product recall costs,” which are non-GAAP financial measures.  As such, we include in this Quarterly Report on Form 10-Q reconciliations to their most directly comparable GAAP financial measures.  Non-GAAP measures have certain limitations as analytical tools and should not be used as substitutes for measurements prepared in accordance with GAAP.   These reconciliations and a description of the limitations of these measures are included in “Non-GAAP Data and Reconciliations” below.

The following table sets forth for the periods presented certain financial data as a percentage of net sales for the quarters and six months ended June 25, 2016 and June 27, 2015:

	Quarter Ended		Six Months Ended
	June 25,	June 27,	June 25,	June 27,
	2016	2015	2016	2015
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	85.2	87.9	86.3	97.0
Gross profit	14.8	12.1	13.7	3.0
Selling, general and administrative expenses	12.3	15.4	11.9	13.4
Impairment of Intangible Asset	—	—	—	6.4
Operating income (loss)	2.5	(3.3)	1.8	(16.8)
Interest expense, net	3.3	1.4	3.4	1.2
Loss before income taxes	(0.8)	(4.7)	(1.6)	(18.0)
Income tax benefit	0.4	1.8	0.6	6.5
Net loss	(0.4)%	(2.9)%	(1.0)%	(11.5)%

Net Revenues.  Consolidated net revenues increased 4.3% to $69.3 million in the quarter ended June 25, 2016, an increase of $2.8 million compared to $66.4 million during the quarter ended June 27, 2015. Net revenues for the six months ended June 25, 2016 decreased 3.4% to $139.1 million compared to $144.0 million during the six months ended June 27, 2015. Our net revenues by operating segment were as follows (in thousands):

	Quarter Ended			Six Months Ended
	June 25,	June 27,	%	June 25,	June 27,	%
	2016	2015	Change	2016	2015	Change
Frozen products	$41,779	$34,900	19.7	$86,749	$86,249	0.6
Snack products	27,484	31,522	(12.8)	52,369	57,780	(9.4)
Consolidated	$69,263	$66,422	4.3%	$139,118	$144,029	(3.4)%

Frozen products, excluding the Fresh Frozen business (1)	$30,312	$29,038	4.4%	$62,608	$64,376	(2.7)%

(1)     See “Non-GAAP Data and Reconciliations” below.

Our frozen products segment net revenues were $41.8 million during the quarter ended June 25, 2016, an increase of $6.9 million, or 19.7%, compared to $34.9 million during the quarter ended June 27, 2015.  Excluding the Fresh Frozen business net revenues which were impacted by our voluntary product recall, frozen products net revenues increased 4.4%.  This increase was driven by frozen fruit, which increased 7.4% in the second quarter of fiscal 2016, compared to the prior year period.

During the six months ended June 25, 2016, our frozen products segment net revenues were $86.7 million, an increase of $0.5 million, or 0.6%, compared to $86.2 million for the six months ended June 27, 2015. Excluding the Fresh Frozen business net revenue, which were impacted by our voluntary product recall, frozen products net revenues decreased 2.7%.  This decrease was driven by reduced distribution and a price decrease of our most significant frozen berry product.

Our snack products segment net revenues were $27.5 million for the quarter ended June 25, 2016, a decrease of $4.0 million, or 12.8%, compared to $31.5 million for the quarter ended June 27, 2015.  This decrease was primarily a result of a significant reduction of product produced for third parties and a decrease in Boulder Canyon net revenues attributable to capacity constraints, a shortage of organic potatoes caused by weather, and slotting investments.

During the six months ended June 25, 2016, our snack products segment net revenues were $52.4 million, a decrease of $5.4 million, or 9.4%, compared to $57.8 million for the six months ended June 27, 2015. This decrease was driven by a reduction of product we produce for others, decreased license brand net revenues and a slight decrease in Boulder Canyon net revenues.

Gross Profit.  Gross profit was $10.3 million for the quarter ended June 25, 2016, compared to $8.0 million for the quarter ended June 27, 2015.

Our gross profit and gross profit as a percentage of net sales by operating segment were as follows (in thousands):

	Quarter Ended				Six Months Ended
	June 25,	% of Net	June 27,	% of Net	June 25,	% of Net	June 27,	% of Net
	2016	Revenues	2015	Revenues	2016	Revenues	2015	Revenues
Frozen Products	$4,848	11.6%	$2,592	7.4%	$9,169	10.6%	$(4,897)	(5.7)%
Snack Products	5,419	19.7%	5,433	17.2%	9,915	18.9%	9,222	16.0%
Consolidated	$10,267	14.8%	$8,025	12.1%	$19,084	13.7%	$4,325	3.0%

Frozen products gross profit, excluding product recall costs (1)	$4,848	11.6%	$3,719	10.7%	$9,169	10.6%	$11,490	13.3%

(1)     See “Non-GAAP Data and Reconciliations” below.

Our frozen products segment gross profit was $4.8 million for the quarter ended June 25, 2016, compared to $2.6 million for the quarter ended June 27, 2015.  Excluding the $1.1 million of product recall expenses recorded in cost of revenues in the second quarter of fiscal 2015, our frozen products segment gross profit increased $1.1 million for the quarter ended June 25, 2016 compared to the prior year period and as a percentage of net revenues increased 90 basis points to 11.6%, compared to 10.7% for the prior year period.  The improvements in gross margin were driven primarily by steps taken to improve our frozen vegetable margin profile, including reducing the retail packaging size of certain products.

For six months ended June 25, 2016, gross profit for our frozen segment was $9.2 million, compared to $(4.9) million for the six months ended June 27, 2015.  Excluding the $16.4 million of product recall expenses recorded in cost of revenues in the 2015 period, our frozen products segment gross profit decreased $2.3 million for the six months ended June 25, 2016 compared to the prior year period and as a percentage of net revenues decreased 270 basis points to 10.6%, compared to 13.3% for the prior year period.  This decrease in gross profit was attributable to incremental costs incurred in the Fresh Frozen business to enhance product testing and improve manufacturing operations, as well as pricing pressure experienced in our frozen fruit products.

Our snack products segment gross profit was $5.4 million for the quarter ended June 25, 2016, which was flat compared to the quarter ended June 27, 2015.  As a percentage of net revenues, gross margin for the snack products segment increased 250 basis points to 19.7% compared to 17.2% for the quarter ended June 27, 2015.  This increase in gross margin for the snack products segment was primarily due to increased capacity and reduced usage of co-packers to supplement production, as well as product and sales mix.

For the six months ended June 25, 2016, gross profit for our snack products segment increased $0.7 million to $9.9 million, compared to $9.2 million for the six months ended June 27, 2015. As a percentage of net revenues, gross margin for the snack products segment increased 290 basis points to 18.9% for the six months ended June 25, 2016 from 16.0% for the six months ended June 27, 2015, primarily as a result of increased capacity and reduced usage of co-packers to supplement production.

Selling, General and Administrative Expenses. Selling, general and administrative (“SG&A”) expenses was $8.5 million for the quarter ended June 25, 2016, compared to $10.2 million during the quarter ended June 27, 2015.  Excluding the $1.3 million of costs related to the product recall recorded in SG&A in the second quarter of fiscal 2015, SG&A expenses excluding product recall costs (as discussed below in “Non-GAAP Data and Reconciliations”) decreased $0.5 million for the quarter ended June 25, 2016 compared to the prior year period and as a percentage of net revenue decreased 120 basis points to 12.3% compared to 13.5% for the prior year period.

For the six months ended June 25, 2016, SG&A expenses was $16.6 million compared to $19.4 million during the six months ended June 27, 2015.  Excluding the $1.5 million of costs related to the product recall recorded in SG&A in the first six months of fiscal 2015, SG&A expenses excluding product recall costs (as discussed below in “Non-GAAP Data and Reconciliations”) decreased $1.3 million for the six months ended June 25, 2016 compared to the prior year period and as a percentage of net revenue decreased 50 basis points to 11.9% compared to 12.4% for the prior year period.

Impairment of Intangible Asset. The $9.3 million impairment charge recorded in the six months ended June 27, 2015 relates to the write-off of the carrying value of the Fresh Frozen customer relationships intangible asset.

For a description of our intangible assets, see “Note 4 – Goodwill, Trademarks and Other Intangibles” to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Interest Expense.  Interest expense was $2.3 million for the quarter ended June 25, 2016, which was an increase of $1.4 million from the quarter ended June 27, 2015. For the six months ended June 25, 2016, interest expense was $4.7 million, compared to $1.7 million during the six months ended June 27, 2015. The increase was primary due to higher debt balances and increased interest rates associated with the ABL Credit Facility and the Term Loan Credit Facility entered into in November 2015.  For a description of our various financing facilities, see “Note 6 – Term Debt and Line of Credit” to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Income Tax Benefit. Income tax benefit was $0.3 million for the quarter ended June 25, 2016, compared to $1.2 million for the quarter ended June 27, 2015.  Our effective tax rate was 49.1% and 37.5% for the quarters ended June 25, 2016 and June 27, 2015, respectively.

Income tax benefit was $0.9 million for the six months ended June 25, 2016, compared to $9.4 million for the six months ended June 27, 2015. Our effective tax rate for the six months ended June 25, 2016 and June 27, 2015 was 40.9% and 36.2%, respectively.

Non-GAAP Data and Reconciliations

Frozen Products Net Revenues Excluding the Fresh Frozen Business.  “Frozen products net revenues excluding the Fresh Frozen business” is defined as frozen products net revenue less the net revenues of our frozen vegetable products. We present frozen products net revenues excluding the Fresh Frozen business because we believe it allows for better comparability with current period as the prior period net revenues were reduced as a result of the prior year voluntary product recall that resulted in the temporary shutdown of our frozen vegetable packaging facility.

A reconciliation of frozen products net revenues excluding the Fresh Frozen business to frozen products net revenues is as follows (in thousands):

	Quarter Ended		Six Months Ended
Frozen products segment:	June 25, 2016	June 27, 2015	June 25, 2016	June 27, 2015
Net revenues excluding the Fresh Frozen business	$30,312	$29,038	$62,608	$64,376
Net revenues of the Fresh Frozen business	11,467	5,862	24,141	21,873
Frozen products net revenues	$41,779	$34,900	$86,749	$86,249

Frozen Products Gross Profit Excluding Product Recall Costs and Selling, General and Administrative Expenses Excluding Product Recall Costs. “Frozen products gross profit excluding product recall costs” is defined as frozen products gross profit before the write-down of inventory on hand and estimated other costs related to the product recall, including product expected to be returned. “Selling, general and administrative expenses excluding product recall costs” or “SG&A expenses excluding product recall costs” is defined as SG&A expense before accounts receivable reserve adjustments and incremental recall-related professional fees. We present frozen products gross profit excluding product recall costs and SG&A expenses excluding product recall costs because we believe they provide useful information regarding the Company’s normal operating results and allow for better comparability with current period operating results.

A reconciliation of frozen products gross profit excluding product recall costs to frozen products gross profit is as follows (in thousands):

	Quarter Ended		Six Months Ended
Frozen products segment:	June 25, 2016	June 27, 2015	June 25, 2016	June 27, 2015
Gross profit, excluding product recall costs	$4,848	$3,719	$9,169	$11,490
Write-down of inventory on hand	—	—	—	(4,881)
Other product recall costs	—	(1,127)	—	(11,506)
Frozen products gross profit	$4,848	$2,592	$9,169	$(4,897)

A reconciliation of SG&A expenses excluding product recall costs to SG&A expenses is as follows (in thousands):

	Quarter Ended		Six Months Ended
	June 25, 2016	June 27, 2015	June 25, 2016	June 27, 2015
Selling, general and administrative expenses, excluding product recall costs	$8,493	$8,950	$16,602	$17,869
Accounts receivable reserve adjustments	—	(233)	—	—
Incremental recall-related professional fees	—	1,500	—	1,500
Selling, general and administrative expense	$8,493	$10,217	$16,602	$19,369

Liquidity and Capital Resources

Liquidity represents our ability to generate sufficient cash flows from operating activities to satisfy obligations, as well as our ability to obtain appropriate financing.  Therefore, liquidity cannot be considered separately from capital resources that consist primarily of current and potentially available funds for use in achieving our objectives.  Currently, our liquidity needs arise primarily from working capital requirements, capital expenditures and debt repayment.  Net working capital was $56.1 million (a current ratio of 2.2:1) and $67.7 million (a current ratio of 2.5:1) at June 25, 2016 and December 26, 2015, respectively.

Operating Cash Flows

Cash flows from operating activities reflect our net loss, adjusted for non-cash items such as depreciation, amortization, unpaid product recall related charges in fiscal 2015, stock-based compensation expense, write-offs and write-downs of assets, as well as changes in accounts receivable, inventories, accounts payable and accrued liabilities, and other assets and liabilities.

Net cash provided by operating activities was $11.8 million for the six months ended June 25, 2016 compared to cash used in operations of $0.6 million for the six months ended June 27, 2015. The year-over-year increase was primarily a result of the cash outlays in fiscal 2015 attributable to the product recall, in addition to managing and reducing frozen product inventory levels in fiscal 2016.

Investing Cash Flows

Net cash used in investing activities was $9.0 million for the six months ended June 25, 2016, compared to $5.5 million for the six months ended June 27, 2015.  Payments of contingent consideration related to the acquisition of Willamette Valley Fruit Company totaled $0.3 million during the six months ended June 25, 2016, compared with $0.2 million during the prior year period.  Capital expenditures of $8.7 million in the first six months of fiscal 2016 primarily relate to manufacturing equipment and enterprise resource planning, or ERP, system integration.  Capital expenditures of $5.3 million in the first six months of fiscal 2015 primarily relate to the purchase of manufacturing and packaging equipment at our Goodyear, Arizona facility, as well capitalized software costs associated with our ERP system upgrade.  During fiscal 2016, we plan to make approximately $11.0 to $11.5 million in capital expenditures, primarily at our manufacturing facilities.  Capital expenditures are funded by net cash flow from operating activities, cash on hand, available credit from our ABL Credit Facility and equipment term loans.

Financing Cash Flows

Net cash used in financing activities for the six months ended June 25, 2016 was $3.9 million compared to net cash provided of $6.3 million in the six months ended June 27, 2015.  This year-over-year decrease in cash provided by activities is primarily due to net borrowings made in fiscal 2015 as a result of our voluntary product recall.

Debt and Capital Resources

At June 25, 2016, there was $1.2 million in cash and $22.7 million borrowed on our ABL Credit Facility. At that date, $22.5 million of additional borrowings were available under the ABL Credit Facility. As is customary in such financings, Wells Fargo may terminate its commitments and accelerate the repayment of amounts outstanding and exercise other remedies upon the occurrence of an Event of Default (as defined in the ABL Credit Facility), subject, in certain instances, to the expiration of an applicable cure period. Certain events may trigger an acceleration of repayment of the amounts outstanding under the ABL Credit Facility as set forth in such facility. The ABL Credit Facility requires us to maintain compliance with certain financial covenants, including a Fixed Charge Coverage Ratio (as defined in the ABL), in the event of a covenant triggering event.

Our Term Loan Credit Facility also requires us to comply with a Fixed Charge Coverage Ratio and a Total Leverage Ratio (each as defined in the Term Loan Credit Facility).  We must comply with the Total Leverage Ratio beginning at the end of our third quarter of fiscal 2016.  Unless our results of operations for our third quarter of fiscal 2016 materially improve, we engage in a strategic transaction that enables us to pay down our debt, or we secure a waiver or loan amendment from our lender, there is a risk that we will may not be in compliance with the Total Leverage Ratio at the end of the third quarter of fiscal 2016.  Such a breach would constitute an Event of Default under (and as defined in) the Term Loan Credit Facility if it remained uncured or a modification or waiver is not agreed to by the lender under such facility.  A default under the Term Loan Credit Facility would trigger a default under the ABL Credit Facility and certain of our equipment lease financing arrangements, as these facilities each contain cross-default provisions.  In the event of non-compliance and if we are unable to secure necessary waivers or modifications to the Term Loan Credit Facility, the lenders under our various loan facilities would have the right to accelerate the indebtedness thereunder.  In such an event, we would not have the liquidity sufficient to repay such indebtedness or meet our operating expenses, capital expenditures and other cash needs.

See “Note 6 - Term Debt and Line of Credit” of our condensed consolidated financial statements in Item 1 of this Quarterly Report on Form 10-Q for detail regarding our financing arrangements.

Outlook

We believe that our cash provided by operating activities together with borrowings available under our ABL Credit Facility are sufficient to fund our working capital needs and future capital expenditures for the next twelve months.   We anticipate fiscal 2016 capital expenditures of approximately $11.0-11.5 million, funded through working capital and various purchase or financing arrangements.  Our planned capital expenditures are not expected to materially affect our liquidity.  In connection with the implementation of our business strategy, we may incur operating losses in the future and may require future debt or equity financings (particularly in connection with future strategic acquisitions, new brand introductions or capital expenditures).  Expenditures relating to acquisition-related integration costs, market and territory expansion and new product development and introduction may adversely affect promotional and operating expenses and consequently may adversely affect operating and net income.  These types of expenditures are expensed for accounting purposes as incurred, while revenue generated from the result of such expansion or new products may benefit future periods.  We believe that we will generate positive cash flow from operations during the next twelve months, which, along with our existing working capital and borrowing facilities, will enable us to meet our operating cash requirements for the next twelve months.  This belief is based on current operating plans and certain assumptions, including those relating to our future revenue levels and expenditures, industry and general economic conditions and other conditions.  For instance, if current general economic conditions worsen, we believe that our sales forecasts may prove to be less reliable than they have in the past as consumers may change their buying habits with respect to snack food products.  Unexpected price increases for commodities used in our snack products, or adverse weather conditions affecting our Rader Farms crop yield could also impact our financial condition.  If any of these factors change, we may require future debt or equity financings to meet our business requirements.  Any required financings may not be available or, if available, may not be on terms attractive to us.

We announced on July 27, 2016, that the Board has approved the commencement of a comprehensive strategic and financial review of our operations and has engaged Rothschild Inc. to serve as our financial advisor to assist us in in this process, including the pursuit of value-enhancing initiatives as a standalone company, capital structure optimization, a sale of the Company, a sale of certain assets of the Company or other strategic business combination.  There can be no assurance that these efforts will result in the completion of any transaction or, if one is completed, that it will be on favorable terms.

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

During the fiscal quarter ended June 25, 2016, there were no changes to the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

For a discussion of legal proceedings, see “Note 7 - Commitments and Contingencies - Legal Proceedings” to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors.

During the quarter and six months ended June 25, 2016, there were no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 26, 2015 filed with the SEC on March 10, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table contains information for shares repurchased during the quarter ended June 25, 2016.

			Total number of	Approximate dollar
			shares purchased as	value of shares that
			part of publicly	may yet be
	Total number of	Average price paid	announced plans or	purchased under the
Fiscal period	shares purchased(1)	per share	programs	plans or programs
March 27, 2016 — May 14, 2016	6,604	$6.74	—	$—
May 15, 2016 — May 20, 2016	9,117	$6.62	—	$—
May 21, 2016 — May 27, 2016	3,048	7.45	—	$—
May 28, 2016 — June 22, 2016	204	$7.48	—	$—
Total	18,973	$6.80	—	$—

(1)

Shares of restricted stock withheld, at the election of certain holders of restricted stock, by the Company from the vested portion of a restricted stock award with a market value approximating the amount of the withholding taxes due from such restricted stockholders.

Item 6. Exhibits

3.1*	Certificate of Amendment to the Certificate of Incorporation of the Company filed with the Secretary of State of the State of Delaware on May 11, 2016.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15(d)-14(a).

31.2 *	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15(d)-14(a).

32**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Scheme Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

*     Filed herewith.

**   Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:	July 28, 2016	INVENTURE FOODS, INC.

		By:	/s/ Steve Weinberger
Steve Weinberger
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)