Form 10-Q
period 2016-09-24
INVENTURE FOODS, INC.
filed 2016-11-03
CIK 944508

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 24, 2016

or

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

Yes ☐               No ☒

As of October 31, 2016, the total number of shares outstanding of the registrant’s Common Stock was 19,671,834 shares.

INVENTURE FOODS, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

INVENTURE FOODS, INC. AND SUBSIDIARIES

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including all documents incorporated by reference, contains “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995.  From time to time, we also provide forward-looking statements in other materials we release to the public, as well as oral forward-looking statements.  We have tried, wherever possible, to identify such statements by using words such as “anticipate,” “believe,” “expect,” “intend,” “estimate,” “project,” “may,” “should,” “will,” “likely,” “will likely result,” “will continue,” “future,” “plan,” “target,” “forecast,” “goal,” “observe,” “seek,” “strategy” and other words and terms of similar meaning.  The forward-looking statements in this Quarterly Report on Form 10-Q reflect our current views with respect to future events and financial performance.

Forward-looking statements are neither historical facts nor assurances of future performance.  Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to certain risks, uncertainties and changes in circumstances that are difficult to predict and many of which are outside of our control. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from historical results or those indicated in the forward-looking statements include, among others, the following, including, without limitation, general economic conditions, increases in the cost or availability of ingredients, packaging, energy and employees, price competition and industry consolidation, our ability to execute strategic initiatives, product recalls or safety concerns, disruptions of supply chain or information technology systems, customer acceptance of new products and changes in consumer preferences, food industry and regulatory factors, interest rate risks, dependence upon major customers, dependence upon existing and future license agreements, the possibility that we will need additional financing due to future operating losses or in order to implement our business strategy, our ability to maintain compliance in the future with the covenants contained in our existing credit facilities, acquisition and divestiture-related risks, volatility of the market price of our common stock, par value $0.01 per share (“Common Stock”), and such other factors discussed herein and in our Annual Report on Form 10-K for the fiscal year ended December 26, 2015 and any subsequent Quarterly Report on Form 10-Q.  In light of these risks, uncertainties and changes in circumstances, there can be no assurance that the forward-looking information contained in this Quarterly Report on Form 10-Q will in fact transpire or prove to be accurate.

Any forward-looking statement made by us in this Quarterly Report on Form 10-Q is based only on information currently available to us and speaks only as of the date on which it is made. We undertake no obligation to update or publicly update any forward-looking statement, whether written or oral, that may be made from time to time, whether as a result of new information, future developments or otherwise.  All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by this paragraph.  You are advised, however, to consult any further disclosures we make on related subjects in our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K and our other filings with the Securities and Exchange Commission (the “SEC”).  Also note that we provide a cautionary discussion of risks, uncertainties and possibly inaccurate assumptions relevant to our business in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 26, 2015.  We note these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995.  You should understand it is not possible to predict or identify all such factors.

PART I — FINANCIAL INFORMATION

Item 1.Financial Statements.

INVENTURE FOODS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(unaudited)

	September 24,	December 26,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$956	$2,319
Accounts receivable, net of allowance for doubtful accounts of $140 and $94 at September 24, 2016 and December 26, 2015, respectively	21,274	19,928
Inventories	78,307	81,807
Other current assets	3,376	6,262
Total current assets	103,913	110,316

Property and equipment, net of accumulated depreciation of $51,349 and $46,328 at September 24, 2016 and December 26, 2015, respectively	66,681	59,963
Goodwill	23,286	23,286
Trademarks and other intangibles, net	14,470	14,718
Deferred income tax asset	3,300	1,228
Other assets	1,234	962
Total assets	$212,884	$210,473

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$31,097	$35,983
Accrued liabilities	13,625	8,629
Line of credit	31,631	—
Current portion of long-term debt	84,843	1,826
Total current liabilities	161,196	46,438

Long-term debt, less current portion	—	83,300
Line of credit	—	25,951
Other liabilities	2,039	2,296
Total liabilities	163,235	157,985

Commitments and contingencies (see Note 7)

Stockholders’ equity:
Common stock, $.01 par value; 50,000 shares authorized; 20,039 and 19,979 shares issued and outstanding at September 24, 2016 and December 26, 2015, respectively	200	200
Additional paid-in capital	35,292	34,271
Retained earnings	14,628	18,488
	50,120	52,959
Less: treasury stock, at cost: 368 shares at September 24, 2016 and December 26, 2015	(471)	(471)
Total stockholders’ equity	49,649	52,488
Total liabilities and stockholders’ equity	$212,884	$210,473

See accompanying notes to condensed consolidated financial statements (unaudited).

INVENTURE FOODS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Quarter Ended		Nine Months Ended
	September 24,	September 26,	September 24,	September 26,
	2016	2015	2016	2015
Net revenues	$66,529	$69,865	$205,647	$213,894
Cost of revenues	58,605	61,165	178,639	200,869
Gross profit	7,924	8,700	27,008	13,025
Operating expenses:
Selling, general and administrative expenses	9,190	9,233	25,792	28,602
Impairment of intangible asset	—	—	—	9,277
Operating income (loss)	(1,266)	(533)	1,216	(24,854)
Non-operating (income) expense:
Interest expense, net	2,387	1,742	7,063	3,400
Loss before income tax expense	(3,653)	(2,275)	(5,847)	(28,254)
Income tax benefit	(1,089)	(538)	(1,987)	(9,931)
Net loss	$(2,564)	$(1,737)	$(3,860)	$(18,323)

Loss per common share:
Basic	$(0.13)	$(0.09)	$(0.20)	$(0.94)
Diluted	$(0.13)	$(0.09)	$(0.20)	$(0.94)

Weighted average number of common shares:
Basic	19,671	19,594	19,634	19,580
Diluted	19,671	19,594	19,634	19,580

See accompanying notes to condensed consolidated financial statements (unaudited).

INVENTURE FOODS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	Quarter Ended		Nine Months Ended
	September 24,	September 26,	September 24,	September 26,
	2016	2015	2016	2015
Net loss	$(2,564)	$(1,737)	$(3,860)	$(18,323)
Change in fair value of interest rate swaps, net of tax	—	20	—	62
Comprehensive loss	$(2,564)	$(1,717)	$(3,860)	$(18,261)

See accompanying notes to condensed consolidated financial statements (unaudited).

INVENTURE FOODS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended
	September 24,	September 26,
	2016	2015
Cash flows from operating activities:
Net loss	$(3,860)	$(18,323)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	5,208	5,209
Amortization	248	466
Deferred financing fee amortization	1,030	626
Provision for remaining product recall costs	—	1,545
Impairment of intangible asset	—	9,277
Provision for bad debts	67	226
Deferred income taxes	(2,072)	85
Excess income tax benefit from stock-based compensation	—	(46)
Stock-based compensation expense	1,217	1,105
(Gain) Loss on disposition of equipment	(15)	60
Changes in assets and liabilities:
Accounts receivable	(1,413)	(4,366)
Inventories	3,500	(18,209)
Other assets and liabilities	2,492	(9,781)
Accounts payable and accrued liabilities	(89)	19,819
Net cash provided by (used in) operating activities	6,313	(12,307)
Cash flows from investing activities:
Purchase of property and equipment	(11,661)	(8,848)
Proceeds from the sale of property and equipment	—	36
Payment of contingent consideration for Willamette Valley Fruit Company	(340)	(230)
Payment of contingent consideration for Sin In A Tin	(6)	(5)
Net cash used in investing activities	(12,007)	(9,047)
Cash flows from financing activities:
Net borrowings on U.S Bank line of credit	—	4,601
Net borrowings on Wells Fargo line of credit	5,680	—
Payments made on capital lease obligations	(15)	(382)
Borrowings on term loans	1,097	28,414
Repayments made on long term debt	(1,283)	(9,823)
Payment of loan financing fees	(1,107)	(774)
Proceeds from issuance of common stock under equity award plans	187	27
Excess income tax benefit from stock-based compensation	—	46
Payment of payroll taxes on stock-based compensation through shares withheld	(228)	(349)
Net cash provided by financing activities	4,331	21,760
Net increase (decrease) in cash and cash equivalents	(1,363)	406
Cash and cash equivalents at beginning of year	2,319	495
Cash and cash equivalents at end of year	$956	$901

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$6,090	$2,766
Cash paid (refunded) during the period for income taxes	$(3,503)	$1,426

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

We operate in two segments: frozen products and snack products. The frozen products segment includes frozen fruits, vegetables, beverages and desserts for sale primarily to grocery stores, club stores and mass merchandisers. All products sold under our frozen products segment are considered part of the healthy/natural food category. The snack products segment includes potato chips, kettle chips, potato crisps, potato skins, pellet snacks, sheeted dough products, popcorn and extruded products for sale primarily to snack food distributors and retailers. The products sold under our snack products segment includes products considered part of the indulgent specialty snack food category, as well as products considered part of the healthy/natural food category.

We operate manufacturing facilities in nine locations. Our frozen berry products are processed in our Lynden, Washington, Bellingham, Washington, Jefferson, Georgia and two Salem, Oregon facilities.  Our frozen berry business grows, processes and markets premium berry blends, raspberries, blueberries and rhubarb and purchases blackberries, cherries, cranberries, strawberries and other fruits from a select network of fruit growers for resale.  The fruit is processed, frozen and packaged for sale and distribution to wholesale customers.  Our frozen vegetable products are processed in our Jefferson, Georgia, Thomasville, Georgia and Salem, Oregon facilities.  Our frozen beverage products are packaged at our Bellingham, Washington and Jefferson, Georgia facilities.  We also use third-party processors for certain frozen products and package certain frozen fruits and vegetables for other manufacturers.  Our frozen desserts products are produced in our Pensacola, Florida and Salem, Oregon facilities.  Our snack products are manufactured at our Phoenix, Arizona and Bluffton, Indiana facilities, as well as select third-party facilities for certain products.

On April 23, 2015, we announced a voluntary product recall of certain varieties of the Company’s Fresh FrozenTM brand of frozen vegetables, as well as select varieties of our Jamba® “At Home” line of smoothie kits because our Jefferson, Georgia facility tested positive for Listeria monocytogenes.  For a discussion of this product recall, refer to “Note 2 - Product Recall.”

Our fiscal year ends on the last Saturday occurring in the month of December of each calendar year.  Accordingly, the third quarter of fiscal 2016 commenced June 26, 2016 and ended September 24, 2016.

Basis of Presentation

The condensed consolidated financial statements for the quarter ended September 24, 2016 are unaudited and include the accounts of Inventure Foods and all of its wholly owned subsidiaries. All significant intercompany amounts and transactions have been eliminated. The condensed consolidated financial statements, including the December 26, 2015 consolidated balance sheet data which was derived from audited financial statements, have been prepared in accordance with the instructions for Quarterly Reports on Form 10-Q and, therefore, do not include all the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”).  In the opinion of management, the condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary in order to make the condensed consolidated financial statements not misleading. A description of our accounting policies and other financial information is included in the audited financial statements filed with our Annual Report on Form 10-K for the fiscal year ended December 26, 2015. The results of operations for the quarter ended September 24, 2016 are not necessarily indicative of the results expected for the full year. Changes to the classification of certain prior year amounts on the cash flow statement were made to reflect current year classification between deferred income taxes and change in other assets and liabilities.

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

At September 24, 2016 and December 26, 2015, the carrying value of cash, accounts receivable, accounts payable and accrued liabilities approximate fair values since they are short term in nature.  The carrying value of the long-term debt approximates fair value based on the borrowing rates currently available to us for long-term borrowings with similar terms.  The following table summarizes the valuation of our assets and liabilities measured at fair value on a recurring basis  at the respective dates set forth below (in thousands):

		September 24, 2016		December 26, 2015
		Non-qualified		Non-qualified
		Deferred	Earn-out	Deferred	Earn-out
		Compensation	Contingent	Compensation	Contingent
		Plan	Consideration	Plan	Consideration
Balance Sheet Classification		Investments	Obligation	Investments	Obligation
Other assets	Level 1	631	$—	$564	$—
Accrued liabilities	Level 3	—	(260)	—	(376)
Other liabilities	Level 3	—	(1,269)	—	(1,499)
		$631	$(1,529)	$564	$(1,875)

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

A summary of the activity of the fair value of the measurements using unobservable inputs (Level 3 liabilities) for the nine months ended September 24, 2016 is as follows (in thousands):

Level 3
Balance at December 26, 2015	$1,875
Earn-out compensation paid to Willamette Valley Fruit Company	(340)
Earn-out compensation paid to Sin In A Tin	(6)
Balance at September 24, 2016	$1,529

Income Taxes

Income tax benefit was $1.1 million for the quarter ended September 24, 2016, compared to $0.5 million for the quarter ended September 26, 2015.  Our effective tax rate was 29.8% and 23.6% for the quarters ended September 24, 2016 and September 26, 2015, respectively.

Income tax benefit was $2.0 million for the nine months ended September 24, 2016, compared to $9.9 million for the nine months ended September 26, 2015.  Our effective tax rate was 34.0% and 35.1% for the nine months ended September 24, 2016 and September 26, 2015, respectively.

Loss Per Common Share

Basic loss per common share is computed by dividing net loss by the weighted average number of shares of Common Stock outstanding during the period.  Diluted loss per share is calculated by including all dilutive common shares, such as stock options and restricted stock.  Unvested restricted stock grants that contain non-forfeitable rights to dividends or dividend equivalents are participating securities and, therefore, require loss per share to be presented pursuant to the two-class method.  However, the application of this method would have no effect on basic and diluted loss per common share and is therefore not presented.

For the quarters and nine months ended September 24, 2016 and September 26, 2015, diluted loss per share is the same as basic loss per share, as the inclusion of potentially issuable Common Stock would be antidilutive. During the quarter and nine months ended September 24, 2016, 354,359 and 294,887 shares of Common Stock underlying stock options and restricted stock units were not included in the computation of diluted earnings (loss) per share because inclusion of such shares would be antidilutive.  For the quarter and nine months ended September 26, 2015, 341,886 and 364,143 shares of Common Stock underlying stock options and restricted stock units were not included in the computation of diluted earnings (loss) per share because inclusion of such shares would be antidilutive.  Exercises of outstanding stock options are assumed to occur for purposes of calculating diluted earnings per share for periods in which their effect would not be antidilutive.

Loss per common share was computed as follows for the quarters and nine months ended September 24, 2016 and September 26, 2015 (in thousands, except per share data):

	Quarter Ended		Nine Months Ended
	September 24,	September 26,	September 24,	September 26,
	2016	2015	2016	2015
Basic Loss Per Share:
Net loss	$(2,564)	$(1,737)	$(3,860)	$(18,323)
Weighted average number of common shares	19,671	19,594	19,634	19,580
Loss per common share	$(0.13)	$(0.09)	$(0.20)	$(0.94)

Diluted Loss Per Share:
Net loss	$(2,564)	$(1,737)	$(3,860)	$(18,323)
Weighted average number of common shares	19,671	19,594	19,634	19,580
Incremental shares from assumed conversions of stock options and non-vested shares of restricted stock	—	—	—	—
Adjusted weighted average number of common shares	19,671	19,594	19,634	19,580
Loss per common share	$(0.13)	$(0.09)	$(0.20)	$(0.94)

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

In August 2014, FASB issued an ASU requiring an entity to perform a going concern assessment by evaluating its ability to meet its obligations for a look-forward period of one year from the financial statement issuance date. Disclosures are required if it is probable an entity will be unable to meet its obligations within the look-forward period. Incremental substantial doubt disclosure is required if the probability is not mitigated by management’s plans. The guidance is effective for all entities for the first annual period ending after December 15, 2016 and interim periods thereafter. Early application is permitted. We are currently evaluating the impact this guidance will have on our financial disclosures; however, as the guidance only impacts disclosure, the adoption of this guidance is not expected to have any impact on our financial condition, results of operations and cash flows.

In April 2015, the FASB issued an ASU to simplify the presentation of debt issuance costs. This ASU requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by this ASU. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015, and is applied retrospectively. We adopted this ASU in the first quarter of fiscal 2016.  The adoption of this ASU reduced our other assets and long-term debt, less current portion, by $5.5 million and $5.4 million as of September 24, 2016 and December 26, 2015, respectively.

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

In November 2015, the FASB issued an ASU that simplifies the presentation of deferred taxes by requiring deferred tax assets and liabilities to be offset and presented as a single noncurrent amount on the balance sheet. This ASU is effective for reporting periods beginning after December 15, 2016 and can be applied either retrospectively or prospectively. We adopted this ASU in the third quarter of fiscal 2016 on a retrospective basis.  Therefore, our December 26, 2016 deferred tax asset of $3.8 million and deferred tax liability of $2.6 million are now presented as a single noncurrent deferred tax asset of $1.2 million.

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

	Quarter Ended	Nine Months Ended
	September 26, 2015	September 26, 2015
Net revenues	$—	$—
Cost of revenues (1)	418	16,805
Gross profit	(418)	(16,805)
Operating expenses:
Selling, general and administrative expenses (2)	594	2,094
Impairment of intangible asset (3)	—	9,277
Operating loss	(1,012)	(28,176)
Interest expense, net	—	—
Loss before income taxes	(1,012)	(28,176)
Income tax benefit	240	9,904
Net loss	$(772)	$(18,272)

(1)

Represents the provision for the write-down of inventory on hand and for additional costs estimated to be incurred related to the recall, including product returned from customers and consumers, partially offset by recall-related insurance recoveries.  During the nine months ended September 26, 2015, the Company incurred an estimated $18.8 million of product recall charges, $3.5 million of which was recorded during the quarter ended September 26, 2015.  Additionally, during the quarter and nine months ended September 26, 2015, the Company incurred approximately $1.1 million and $2.2 million, respectively, of incremental production costs as a result of utilizing co-packers inventory.  These charges were partially offset by recall-related insurance recoveries of $4.2 million recorded during the quarter and nine months ended September 26, 2015.

(2)	Consists of approximately $0.6 million and $2.1 million of professional fees associated with the recall for the quarter and nine months ended September 26, 2015, respectively.
(3)	Amount reflects a $9.3 million impairment charge recorded to write-off the carrying value of the Fresh Frozen customer relationships intangible asset.

3.Inventories

Inventories consisted of the following as of September 24, 2016 and December 26, 2015 (in thousands):

	September 24,	December 26,
	2016	2015
Finished goods	$30,794	$32,731
Raw materials	47,513	49,076
Inventories	$78,307	$81,807

4.Goodwill, Trademarks and Other Intangibles

Goodwill, trademarks and other intangibles, net, consisted of the following as of September 24, 2016 and December 26, 2015 (in thousands):

	Estimated	September 24,	December 26,
	Useful Life	2016	2015
Goodwill:
Inventure Foods		$5,986	$5,986
Rader Farms		5,630	5,630
Willamette Valley Fruit Company		3,147	3,147
Fresh Frozen Foods		8,301	8,301
Sin In A Tin		222	222
Goodwill		$23,286	$23,286

Trademarks:
Inventure Foods		$896	$896
Rader Farms		1,070	1,070
Willamette Valley Fruit Company		740	740
Fresh Frozen Foods		9,475	9,475
Sin In A Tin		123	123

Other intangibles:
Rader Farms - Customer relationship, gross carrying amount	10 years	100	100
Rader Farms - Customer relationship, accum. amortization		(93)	(86)
Willamette Valley Fruit Company - Customer relationship, gross carrying amount	10 years	3,200	3,200
Willamette Valley Fruit Company - Customer relationship, accum. amortization		(1,041)	(800)
Trademarks and other intangibles, net		$14,470	$14,718

Our amortization expense related to these intangibles was $83,000 and $83,000 for the quarters ended September 24, 2016 and September 26, 2015, respectively. For the nine months ended September 24, 2016 and September 26, 2015, amortization expense totaled $248,000 and $466,000, respectively.  The trademarks are deemed to have an indefinite useful life because they are expected to generate cash flows indefinitely.

Goodwill and trademarks are reviewed for impairment annually in the fourth fiscal quarter, or more frequently if impairment indicators arise.   As a result of the product recall (see “Note 2 - Product Recall”), the Company reviewed the Fresh Frozen Foods goodwill and intangible assets for impairment in 2015.  Our analysis included a review of the forecasted future cash flows of the Fresh Frozen business, including the estimated cash outflows directly related to the product recall.  Based on our review, we concluded that the intangible asset related to the acquired customer relationships of Fresh Frozen Foods was fully impaired.  Accordingly, the Company recorded an intangible asset impairment charge of $9.3 million, which represents the unamortized balance on March 28, 2015.  We believe the carrying values of our remaining goodwill and intangible assets are appropriate as of September 24, 2016.

5.Accrued Liabilities

Accrued liabilities consisted of the following as of September 24, 2016 and December 26, 2015 (in thousands):

	September 24,	December 26,
	2016	2015
Accrued payroll and payroll taxes	$2,249	$1,114
Accrued royalties and commissions	1,112	1,081
Accrued advertising and promotion	897	820
Accrued berry purchase payments	7,253	3,096
Accrued other	2,114	2,518
Accrued liabilities	$13,625	$8,629

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

Events of default under the ABL Credit Facility include customary events, such as a cross-default provision with respect to other material debt. As of September 24, 2016, the Company is in compliance with all covenants of the ABL Credit Facility.

As of September 24, 2016, there was $31.6 million outstanding under the ABL Credit Facility and the net availability thereunder was $17.3 million.

Term debt consisted of the following as of September 24, 2016 and December 26, 2015 (in thousands):

	September 24,	December 26,
	2016	2015
Term loan credit facility through November 2020	$84,575	85,000
Equipment term loan, Goodyear, Arizona, due monthly through April 2021	2,957	2,055
Equipment term loan, Rader Farms, due monthly through August 2019	1,591	1,972
Equipment term loan, Willamette Valley Fruit Company, due monthly through August 2019	1,181	1,464
Capital lease obligations, primarily due September 2017	47	48
Long-term debt	90,351	90,539
Less: deferred financing fees, net	(5,508)	(5,413)
Less: current portion of long-term debt	(84,843)	(1,826)
Long-term debt, less current portion	$—	$83,300

Term Loan Credit Facility

Also on November 18, 2015 and concurrent with the execution of the ABL Credit Facility, Inventure Foods and certain of its subsidiaries entered into a five-year term loan credit agreement with BSP Agency, LLC (“BSP”), as administrative agent, and the other lenders party thereto (with all related loan documents, and as amended from time to time, the “Term Loan Credit Facility”).  The Term Loan Credit Facility provides for a $85.0 million senior secured term loan that matures on November 17, 2020.  The Term Loan Credit Facility also provides that, under certain conditions, we may increase the aggregate principal amount of term loans outstanding thereunder by up to $25.0 million.  Borrowings under the Term Loan Credit Facility bear interest, at the Company’s option, at a base rate or LIBOR plus, in each case, an applicable margin.

The Term Loan Credit Facility contains customary negative covenants and also requires the Company, together with its subsidiaries, to comply with a Fixed Charge Coverage Ratio and a Total Leverage Ratio (each as defined in the Term Loan Credit Facility). The first Fixed Charge Coverage Ratio and Total Leverage Ratio measurement period was the end of the first quarter of fiscal 2016.  On March 9, 2016, the Company entered into that certain First Amendment to Credit Agreement, dated March 9, 2016, with BSP, as administrative agent, and the other lenders party thereto (the “First Amendment”).  The First Amendment amended the Term Loan Credit Facility to defer the Company’s obligation to comply with the Total Leverage Ratio until the end of the third quarter of fiscal 2016.

On September 27, 2016, the Company entered into that certain Second Amendment to Credit Agreement with BSP, as the administrative agent, and the other lenders party thereto (the “Second Amendment”). The Second Amendment defers compliance with the Company’s Total Leverage Ratio and Fixed Charge Coverage Ratio covenants until the second quarter of fiscal 2017, requires the Company to comply with a minimum EBITDA covenant commencing with the fiscal month ending April 30, 2017, and increases the Base Rate Margin and the Libor Rate Margin thereunder by 100 basis points.  The Second Amendment also amends the fees payable to the lenders in the event of prepayment and restricts the Company’s ability to raise Curative Equity (as defined in the Second Amendment) until the fourth quarter of fiscal 2017.

Events of default under the Term Loan Credit Facility include customary events such as a cross-default provision with respect to other material debt.  As of September 24, 2016, the Company is in compliance with all covenants of the Term Loan Credit Facility.

Equipment Loans

In August 2015, we entered into an equipment term loan with Banc of America Leasing & Capital LLC for $3.1 million to finance new kettles and related equipment for our Goodyear, Arizona facility.  The equipment term loan accrues interest at a rate of 3.07% and will be repaid over 60 recurring monthly payments commencing May 2016.

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

Debt Classification

In accordance with FASB Accounting Standard Codification (“ASC”) 470-10-45 on Debt Presentation, all of the Company’s outstanding debt has been reclassified in the accompanying condensed consolidated balance sheet as a current liability as of September 24, 2016.  Absent the Second Amendment, the Company would not have been in compliance with the Total Leverage Ratio as of September 24, 2016.  Unless our results of operations materially improve by the second quarter of fiscal 2017, we engage in a strategic transaction that enables us to pay down our debt, or we secure a waiver or further loan amendment from our lender, there is a risk that we will not be in compliance with our financial covenants at the end of the second quarter of fiscal 2017.  As previously announced, the Company commenced a comprehensive strategic and financial review of the Company’s operations and engaged Rothschild Inc. to serve as its financial advisor to assist the Company in this process, including the pursuit of value-enhancing initiatives as a standalone company, capital structure optimization, a sale of the Company, a sale of certain assets of the Company or other strategic business combination. This comprehensive strategic and financial review remains ongoing as of the date of this Quarterly Report on Form 10-Q.  Accordingly, given the early stages of this review, there can be no assurances that these efforts will result in a completion of a transaction or, if one is completed, that it will be on favorable terms.  A default under the Term Loan Credit Facility would trigger a default under the ABL Credit Facility and certain of our equipment lease financing arrangements, as these facilities each contain cross-default provisions. As such, we reclassified all of our outstanding debt as a current liability.

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

Indemnification Request

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

Class Action

On April 4, 2016, a complaint captioned Westmoreland County Employee Retirement Fund (“Westmoreland”) v. Inventure Foods Inc. (“Inventure” or “the Company”) et al., Case No. CV2016-002718, was filed in the Superior Court in Maricopa County, Arizona. Additional defendants are the Company’s Chief Executive Officer and Chief Financial Officer, Capital Foods, LLC, and the underwriters of  the secondary securities offering that closed September 14, 2014 (the “September 2014 Offering”).  The class action complaint alleges violations of the Securities Act and focuses on the Company’s frozen food facility in Jefferson, Georgia.  Westmoreland seeks certification as a class action, unspecified compensatory damages, rescission or a rescissory measure of damages, attorneys’ fees and costs, and other relief deemed appropriate by the court.  The Company intends to vigorously defend against the claims.

On May 6, 2016,  the Company removed the purported class action from Superior Court in Maricopa County to the United States District Court for the District of Arizona (“District Court”).  On May 26, 2016, plaintiff filed a motion to remand the purported class action to the Maricopa County Superior Court.  On July 13, 2016, Inventure, along with our Chief Executive Officer and Chief Financial Officer, and Capital Foods, LLC, filed a response in opposition to the motion to remand.  The September 2014 Offering underwriters joined in our opposition brief.  The plaintiff filed its reply in support of the motion to remand on June 23, 2016.  On July 5, 2016, the District Court ordered a stay of proceedings until the Court had an opportunity to rule on the motion to remand.

On August 11, 2016, the District Court granted Westmoreland’s motion to remand the case to the Maricopa County Superior Court.  On October 11, 2016, all of the defendants, including Inventure and its Chief Executive Officer and Chief Financial Officer, filed a motion for complex case designation with the Maricopa County Superior Court.  Westmoreland responded to this motion on October 26, 2016.  The Maricopa County Superior Court granted the motion.

On October 17, 2016, Westmoreland filed an amended complaint in Maricopa County Superior Court.  Like the original complaint, the amended complaint focuses on the Company’s frozen food facility in Jefferson, Georgia and alleges claims for purported Securities Act violations against the Company, its Chief Executive Officer, its Chief Financial Officer, and the underwriters of the September 2014 Offering.  Westmoreland also continues to seek certification as a class action, unspecified compensatory damages, rescission or a rescissory measure of damages, attorneys’ fees and costs, and other relief deemed appropriate by the court.  The Company and its Chief Executive Officer and Chief Financial Officer have until November 14, 2016 to respond to the amended complaint.

An initial case management conference has been set for December 12, 2016.

Pre-Lawsuit Notifications and Demands

On July 11, 2016, the Company received a pre-lawsuit notification and demand from Farbod Nikravesh (represented by Barbara Rohr of Faruqi & Faruqi).  No lawsuit has been filed.  Mr. Farbod purports to represent a class of consumers who purchased Boulder Canyon brand products advertised as “All Natural.”  Mr. Farbod alleges the products contain non-natural ingredients, including, but not limited to, maltodextrin, dextrose, and citric acid.  He intends to file a class action for alleged violations of the California Legal Remedies Act (Cal. Civ. Code § 1750, et seq.), the California Unfair Competition Law (Cal. Bus. & Prof. Code § 17200, et seq.), the California False Advertising Act (Cal. Bus. & Prof. Code § 17500, et seq.), and other “common law and other statutory violations.”   The Company removed the challenged language (“All Natural”) from its packaging before receiving the letter.  The parties have tentatively agreed to resolve the matter on a confidential basis with no lawsuit being filed.

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

On August 19, 2016, the Center for Environment Health (represented by Howard Hirsch of Lexington Law Group) served the Company with a Notice of Violation of the California Safe Drinking Water and Toxic Enforcement Act (known as “Proposition 65”) (the “Act”).  No lawsuit has been filed.  The notice claims that the Company’s Sweet Potato Fries product contain amounts of acrylamide in excess of what is permitted under the Act.  The Company intends to vigorously defend the allegations if any lawsuit is filed.

8.Business Segments

Our operations consist of two reportable segments: frozen products and snack products.  The frozen products segment produces frozen fruits, vegetables, beverages and desserts for sale primarily to grocery stores, club stores and mass merchandisers.  The snack products segment produces potato chips, kettle chips, potato crisps, potato skins, pellet snacks, sheeted dough products, popcorn and extruded products for sale primarily to snack food distributors and retailers.  Our reportable segments offer different products and services.  The majority of our revenues are attributable to external customers in the United States.  We also sell to external customers internationally. However, the revenues attributable to such customers are immaterial.  All of our assets are located in the United States.

All products sold under our frozen products segment are considered part of the healthy/natural food category.  The products sold under our snack products segment include products considered part of the indulgent specialty snack food category, as well as products considered part of the healthy/natural food category.

For the three months ended September 24, 2016 and September 26, 2015, net revenues of our healthy/natural food category totaled $57.3 million and $59.3 million, respectively.  For the three months ended September 24, 2016 and September 26, 2015, net revenues of our indulgent specialty snack food category totaled $9.2 million and $10.6 million, respectively.

For the nine months ended September 24, 2016 and September 26, 2015, net revenues of our healthy/natural food category totaled $176.6 million and $179.7 million, respectively.  For the nine months ended September 24, 2016 and September 26, 2015, net revenues of our indulgent specialty snack food category totaled $29.0 million and $34.2 million, respectively.

We do not allocate assets, selling, general and administrative expenses, income taxes or other income and expense to our reportable segments.  The following table presents information about our reportable segments for the quarters and nine months ended September 24, 2016 and September 26, 2015 (in thousands):

	Frozen	Snack
	Products	Products	Consolidated
Quarter Ended September 24, 2016
Net revenues from external customers	$37,942	$28,587	$66,529
Depreciation and amortization included in segment gross profit	471	573	1,044
Segment gross profit	2,870	5,054	7,924

Quarter Ended September 26, 2015
Net revenues from external customers	$40,466	$29,399	$69,865
Depreciation and amortization included in segment gross profit	601	640	1,241
Segment gross profit	4,386	4,314	8,700

Nine Months Ended September 24, 2016
Net revenues from external customers	$124,691	$80,956	$205,647
Depreciation and amortization included in segment gross profit	1,431	1,615	3,046
Segment gross profit	12,039	14,969	27,008

Nine Months Ended September 26, 2015
Net revenues from external customers	$126,715	$87,179	$213,894
Depreciation and amortization included in segment gross profit	1,726	1,847	3,573
Segment gross profit	(511)	13,536	13,025

The following table reconciles reportable segment gross profit to our consolidated loss before income taxes for the quarters and nine months ended September 24, 2016 and September 26, 2015 (in thousands):

	Quarter Ended		Nine Months Ended
	September 24,	September 26,	September 24,	September 26,
	2016	2015	2016	2015
Segment gross profit	$7,924	8,700	$27,008	$13,025
Unallocated amounts:
Operating expenses	(9,190)	(9,233)	(25,792)	(37,879)
Interest expense, net	(2,387)	(1,742)	(7,063)	(3,400)
Loss before income tax provision	$(3,653)	$(2,275)	$(5,847)	$(28,254)

The table below presents information about revenues for each group of similar products within our reportable segments for the quarters and nine months ended September 24, 2016 and September 26, 2015 (in thousands):

	Quarter Ended September 24, 2016		Quarter Ended September 26, 2015
		% of Net		% of Net
	Net Revenue	Revenues	Net Revenue	Revenues
Frozen Products:
Berries, beverages, blends and desserts	$27,408	41.3%	$30,617	43.8%
Vegetables	10,534	15.8%	9,849	14.1%
Total frozen	37,942	57.1%	40,466	57.9%
Snack Products:
Indulgent specialty snacks (1)	9,200	13.8%	10,581	15.2%
Healthy/natural snacks (2)	19,387	29.1%	18,818	26.9%
Total snack	28,587	42.9%	29,399	42.1%

Consolidated	$66,529	100.0%	$69,865	100.0%

	Nine Months Ended September 24, 2016		Nine Months Ended September 26, 2015
		% of Net		% of Net
	Net Revenue	Revenues	Net Revenue	Revenues
Frozen Products:
Berries, beverages, blends and desserts	$90,016	43.7%	$94,993	44.4%
Vegetables	34,675	16.9%	31,722	14.8%
Total frozen	124,691	60.6%	126,715	59.2%
Snack Products:
Indulgent specialty snacks (1)	28,999	14.1%	34,239	16.0%
Healthy/natural snacks (2)	51,957	25.3%	52,940	24.8%
Total snack	80,956	39.4%	87,179	40.8%

Consolidated	$205,647	100.0%	$213,894	100.0%

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

9.Stockholders’ Equity

The Company’s 2015 Equity Incentive Plan (the “2015 Plan”) was approved at our 2015 annual meeting of stockholders. Under the 2015 Plan, we are authorized to issue up to 1,400,560 shares of our Common Stock, which number may be increased by up to 250,000 shares subject to any option or award outstanding under the 2005 Equity Incentive Plan that are canceled or forfeited for any reason.  If any shares of our Common Stock subject to awards granted under the 2015 Plan are canceled, those shares will be available for future awards under such plan.   Awards granted under the 2015 Plan may include: nonqualified stock options, incentive stock options, restricted stock, restricted stock units, performance shares, performance units, and other stock-based awards and cash-based awards.  The 2015 Plan has a term of ten years and expires in May 2025.  As of September 24, 2016, there were 955,538 shares of Common Stock available for awards under the 2015 Plan.

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

During the three months ended September 24, 2016 and September 26, 2015, the total stock-based compensation expense from restricted Common Stock recognized in the financial statements was $0.4 million and $0.3 million, respectively. During the nine months ended September 24, 2016 and September 26, 2015, the total stock-based compensation expense from restricted common stock recognized in the financial statements was $1.1 million and $0.8 million, respectively. There was no stock-based compensation costs capitalized.

The following table summarizes activities related to restricted stock awards for the nine months ended September 24, 2016:

		Weighted
		Average Grant
	Number	Date Fair Value
Nonvested balance at December 26, 2015	88,166	$8.25
Granted	—	$—
Vested and released	(61,163)	$7.96
Forfeited	(18,670)	$7.20
Nonvested balance at September 24, 2016	8,333	$12.78

As of September 24, 2016, the total unrecognized costs related to non-vested restricted stock awards was $0.1 million, which is expected to be recognized over a weighted average period of 0.7 years.  This expected compensation expense does not reflect any new awards, or modifications to existing awards, that could occur in the future.

The following table summarizes activities related to restricted stock units for the nine months ended September 24, 2016:

		Weighted
		Average Grant
	Number	Date Fair Value
Nonvested balance at December 26, 2015	302,113	$10.40
Granted	328,368	$7.09
Vested and released	(77,114)	$10.26
Forfeited	(10,188)	$11.18
Nonvested balance at September 24, 2016	543,179	$8.40

As of September 24, 2016, the total unrecognized costs related to non-vested restricted stock units was $2.9 million, which is expected to be recognized over a weighted average period of 1.9 years.  This expected compensation expense does not reflect any new awards, or modifications to existing awards, that could occur in the future.

Stock Options

Stock-based compensation expense from stock options recognized in the financial statements totaled $0.1 and $0.1 million for the three months ended September 24, 2016 and September 26, 2015, respectively. During the nine months ended September 24, 2016 and September 26, 2015, stock-based compensation expense from stock options totaled $0.1 million and $0.3 million, respectively.  There was no stock-based compensation costs capitalized.

The following table summarizes stock option activity during the nine months ended September 24, 2016:

			Aggregate	Weighted Average
		Weighted	Intrinsic Value	Remaining
	Options	Average	(in-the-money	Contractual Life
	Outstanding	Exercise Price	options)	(in years)
Outstanding at December 26, 2015	644,602	$5.30
Granted	—	$—
Exercised	(38,000)	$4.92
Forfeited or expired	(39,000)	$6.67
Outstanding at September 24, 2016	567,602	$5.23	$2,580,465	4.68

As of September 24, 2016, the total unrecognized costs related to non-vested stock options granted were $0.2 million.  We expect to recognize such costs in the financial statements over a weighted average period of 1.6 years.  This expected compensation expense does not reflect any new awards, or modifications to existing awards, that could occur in the future.

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on the closing price of $9.49 of our Common Stock as of September 24, 2016, which would have been received by the option holders had all option holders exercised options and sold the underlying shares on that date.  The intrinsic value related to vested stock options outstanding was $2.5 million as of September 24, 2016 based on the exercise price and closing price of $9.49 of our Common Stock as of September 24, 2016.

The following table summarizes information about stock options outstanding and exercisable at September 24, 2016:

				Weighted
				Average
				Remaining	Weighted		Weighted
				Contractual	Average		Average
Range of			Options	Life	Exercise	Options	Exercise
Exercise Prices			Outstanding	(in years)	Price	Exercisable	Price
$1.70	-	$2.40	173,600	2.2	$1.88	173,600	$1.88
$3.44	-	$6.55	218,550	4.9	$5.04	198,250	$4.88
$7.21	-	$12.78	153,800	6.8	$8.17	92,600	$7.89
$13.21	-	$13.21	21,652	7.7	$13.21	21,652	$13.21
			567,602	4.9	$5.23	486,102	$4.75

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

For a description of the Company’s critical accounting policies and an understanding of the significant factors that influenced the Company’s performance during the quarter ended September 24, 2016, this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the other sections of this Quarterly Report on Form 10-Q, including the condensed consolidated financial statements and related notes appearing in Part I, Item 1, as well as  our Annual Report on Form 10-K for the fiscal year ended December 26, 2015.  The various sections of this MD&A contain a number of forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risks described in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 26, 2015.  Accordingly, the Company’s actual future results may differ materially from historical results or those currently anticipated.

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

Our operations consist of two reportable segments: frozen products and  snack products. The frozen products segment includes frozen fruits, vegetables, beverages and desserts for sale primarily to grocery stores, club stores and mass merchandisers. The snack products segment includes potato chips, kettle chips, potato crisps, potato skins, pellet snacks, sheeted dough products, popcorn and extruded products for sale primarily to snack food distributors and retailers.

For the quarters ended September 24, 2016 and September 26, 2015, net revenues of our healthy/natural food category totaled $57.3 million and $59.3 million, respectively.  For the quarters ended September 24, 2016 and September 26, 2015, net revenues of our indulgent specialty snack food category totaled $9.2 million and $10.6 million, respectively.

For the nine months ended September 24, 2016 and September 26, 2015, net revenues of our healthy/natural food category totaled $176.6 million and $179.7 million, respectively.  For the nine months ended September 24, 2016 and September 26, 2015, net revenues of our indulgent specialty snack food category totaled $29.0 million and $34.2 million, respectively.

This MD&A is intended to assist in the understanding of our condensed consolidated financial statements, the changes in certain key items in those condensed consolidated financial statements from period to period and the primary factors that contributed to those changes, as well as how certain critical accounting estimates affect our condensed consolidated financial statements.

Results of Operations

In addition to focusing on measurements calculated in accordance with generally accepted accounting principles in the U.S. (“GAAP”), we focus on “frozen products gross profit excluding product recall costs” and “selling, general and administrative expenses excluding product recall costs,” which are non-GAAP financial measures.  As such, we include in this Quarterly Report on Form 10-Q reconciliations to their most directly comparable GAAP financial measures.  Non-GAAP measures have certain limitations as analytical tools and should not be used as substitutes for measurements prepared in accordance with GAAP.   These reconciliations and a description of the limitations of these measures are included in “Non-GAAP Data and Reconciliations” below.

The following table sets forth for the periods presented certain financial data as a percentage of net sales for the quarters and nine months ended September 24, 2016 and September 26, 2015:

	Quarter Ended		Nine Months Ended
	September 24,	September 26,	September 24,	September 26,
	2016	2015	2016	2015
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	88.1	87.5	86.9	93.9
Gross profit	11.9	12.5	13.1	6.1
Selling, general and administrative expenses	13.8	13.2	12.5	13.4
Impairment of Intangible Asset	—	—	—	4.3
Operating income (loss)	(1.9)	(0.7)	0.6	(11.6)
Interest expense, net	3.6	2.5	3.4	1.6
Loss before income taxes	(5.5)	(3.2)	(2.8)	(13.2)
Income tax benefit	(1.6)	(0.8)	(1.0)	(4.6)
Net loss	(3.9)%	(2.4)%	(1.8)%	(8.6)%

Net Revenues.  Consolidated net revenues decreased 4.8% to $66.5 million in the quarter ended September 24, 2016, a decrease of $3.3 million compared to $69.9 million in the quarter ended September 26, 2015. Net revenues for the nine months ended September 24, 2016 decreased 3.9% to $205.6 million compared to $213.9 million during the nine months ended September 26, 2015. Our net revenues by operating segment were as follows (in thousands):

	Quarter Ended			Nine Months Ended
	September 24,	September 26,	%	September 24,	September 26,	%
	2016	2015	Change	2016	2015	Change
Frozen products	$37,942	$40,466	(6.2)	$124,691	$126,715	(1.6)
Snack products	28,587	29,399	(2.8)	80,956	87,179	(7.1)
Consolidated	$66,529	$69,865	(4.8)%	$205,647	$213,894	(3.9)%

Our frozen products segment net revenues were $37.9 million in the quarter ended September 24, 2016, a decrease of $2.5 million, or 6.2%, compared to $40.5 million during the quarter ended September 26, 2015.  This decrease in our frozen products segment net revenues was driven by a 12.5% decrease in our frozen fruit net revenues in the third quarter of fiscal 2016, compared to the prior-year period. This decrease in our frozen fruit net revenues was in turn driven by reduced sales distribution and a market price decrease of our most significant frozen berry product.

During the nine months ended September 24, 2016, our frozen products segment net revenues were $124.7 million, a decrease of $2.0 million, or 1.6%, compared to $126.7 million for the nine months ended September 26, 2015.  This decrease was driven by reduced sales distribution and a market price decrease of our most significant frozen berry product.

Our snack products segment net revenues were $28.6 million for the quarter ended September 24, 2016, a decrease of $0.8 million, or 2.8%, compared to $29.4 million for the quarter ended September 26, 2015.  This decrease was driven by a decline in production of product for third parties and increased trade promotional investments to support future growth, partially offset by an increase in Boulder Canyon net revenues.

During the nine months ended September 24, 2016, our snack products segment net revenues were $81.0 million, a decrease of $6.2 million, or 7.1%, compared to $87.2 million for the nine months ended September 26, 2015. This decrease was driven by a decline in production of product for third parties and license brand net revenues, partially offset by a slight increase in Boulder Canyon net revenues.

Gross Profit.  Gross profit was $7.9 million for the quarter ended September 24, 2016, compared to $8.7 million for the quarter ended September 26, 2015.

Our gross profit and gross profit as a percentage of net sales by operating segment were as follows (in thousands):

	Quarter Ended				Nine Months Ended
	September 24,	% of Net	September 26,	% of Net	September 24,	% of Net	September 26,	% of Net
	2016	Revenues	2015	Revenues	2016	Revenues	2015	Revenues
Frozen Products	$2,870	7.6%	$4,386	10.8%	$12,039	9.7%	$(511)	(0.4)%
Snack Products	5,054	17.7%	4,314	14.7%	14,969	18.5%	13,536	15.5%
Consolidated	$7,924	11.9%	$8,700	12.5%	$27,008	13.1%	$13,025	6.1%

Frozen products gross profit, excluding product recall costs (1)	$2,870	7.6%	$4,804	11.9%	$12,039	9.7%	$16,294	12.9%

(1)     See “Non-GAAP Data and Reconciliations” below.

Our frozen products segment gross profit was $2.9 million for the quarter ended September 24, 2016, compared to $4.4 million for the quarter ended September 26, 2015.  Excluding the $0.4 million of product recall expenses recorded in cost of revenues in the third quarter of fiscal 2015, our frozen products segment gross profit decreased $1.9 million for the quarter ended September 24, 2016 compared to the prior-year period and as a percentage of net revenues decreased 430 basis points to 7.6%, compared to 11.9% for the prior year period.  This decrease in frozen products segment gross margin was primarily driven by our frozen fruit products as a result of packing higher priced purchased fruit remaining from 2015 purchase commitments, as well as sales pricing pressure attributable to decreasing market prices.  Our frozen products segment gross margin decline was also due to incremental costs incurred in our Fresh Frozen business to enhance product testing and improve manufacturing operations implemented throughout the second half of 2015.

For the nine months ended September 24, 2016, frozen products segment gross profit was $12.0 million, compared to $(0.5) million in the prior-year period.  Excluding the $16.8 million of product recall expenses recorded in cost of revenues in the nine months ended September 26, 2015, our frozen products segment gross profit decreased $4.3 million for the nine months ended September 24, 2016 compared to the prior-year period and as a percentage of net revenues decreased 320 basis points to 9.7% compared to 12.9% for the prior-year period.  This decrease in frozen products segment gross margin was attributable to incremental costs incurred in our Fresh Frozen business to enhance product testing and improve manufacturing operations, as well as pricing pressure for our frozen fruit products attributable to decreasing market prices.

Our snack products segment gross profit was $5.1 million for the quarter ended September 24, 2016, compared to $4.3 million for the quarter ended September 26, 2015.  As a percentage of net revenues, snack products segment gross margin increased 300 basis points to 17.7% for the quarter ended September 26, 2015, compared to 14.7% for the quarter ended September 26, 2015.  This increase in snack products segment gross margin was primarily due to increased capacity eliminating the need of co-packers used in the prior year to supplement production.  The increased capacity also allowed for improved efficiency and overhead absorption.  The snack products segment gross margin was also negatively affected by product and sales channel mix.

For the nine months ended September 24, 2016, snack products segment gross profit increased $1.5 million to $15.0 million, compared to $13.5 million for the nine months ended September 26, 2015. As a percentage of net revenues, snack products segment gross margin increased 300 basis points to 18.5% for the nine months ended September 24, 2016, compared to 15.5% for the nine months ended September 26, 2015. This increase in snack products segment gross margin was primarily due to increased capacity eliminating the need for co-packers used in the prior year to supplement production.  The increased capacity also allowed for improved efficiency and overhead absorption.  The snack products segment gross margin was also negatively affected by product and sales channel mix.

Selling, General and Administrative Expenses. Selling, general and administrative (“SG&A”) expenses was $9.2 million for the quarter ended September 24, 2016 and was flat compared to the quarter ended September 26, 2015.  Excluding the $0.6 million of costs related to the product recall recorded in SG&A in the third quarter of fiscal 2015, SG&A expenses excluding product recall costs (as discussed below in “Non-GAAP Data and Reconciliations”) increased $0.6 million for the quarter ended September 24, 2016 compared to the prior-year period and, as a percentage of net revenues, increased 140 basis points to 13.8% compared to 12.4 % for the prior-year period.  The increase is primarily due to increased legal fees associated with ongoing litigation and our previously announced strategic and financial review.

For the nine months ended September 24, 2016, SG&A expenses were $25.8 million compared to $28.6 million during the nine months ended September 26, 2015.  Excluding the $2.1 million of costs related to the product recall recorded in SG&A in the first nine months of fiscal 2015, SG&A expenses excluding product recall costs (as discussed below in “Non-GAAP Data and Reconciliations”) decreased $0.7 million for the nine months ended September 24, 2016 compared to the prior-year period, and as a percentage of net revenues, increased 10 basis points to 12.5% compared to 12.4% for the prior-year period.  The increase is primarily due to increased legal fees associated with ongoing litigation and our previously announced strategic and financial review.

Impairment of Intangible Asset. The $9.3 million impairment charge recorded in the nine months ended September 26, 2015 related to the write-off of the carrying value of the Fresh Frozen customer relationships intangible asset.   For a description of our intangible assets, see “Note 4 – Goodwill, Trademarks and Other Intangibles” to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Interest Expense.  Interest expense was $2.4 million for the quarter ended September 24, 2016, compared to $0.6 million for the quarter ended September 26, 2015. For the nine months ended September 24, 2016, interest expense was $7.1 million compared to $3.4 million for the nine months ended September 26, 2015. This increase in interest expense was primarily due to higher debt balances and increased interest rates associated with the ABL Credit Facility and the Term Loan Credit Facility entered into in November 2015.  For a description of our various financing facilities, see “Note 6 – Term Debt and Line of Credit” to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Income Tax Benefit. Income tax benefit was $1.1 million for the quarter ended September 24, 2016, compared to $0.6 million for the quarter ended September 26, 2015.  Our effective tax rate was 29.8% and 23.6% for the quarters ended September 24, 2016 and September 26, 2015, respectively.

Income tax benefit was $2.0 million for the nine months ended September 24, 2016, compared to $9.9 million for the nine months ended September 26, 2015. Our effective tax rate was 34.0% and 35.1% for the nine months ended September 24, 2016 and September 26, 2015, respectively.

Non-GAAP Data and Reconciliations

Frozen Products Gross Profit Excluding Product Recall Costs and Selling, General and Administrative Expenses Excluding Product Recall Costs. “Frozen products gross profit excluding product recall costs” is defined as frozen products gross profit before the write-down of inventory on hand and estimated other costs related to the product recall, including product expected to be returned. “Selling, general and administrative expenses excluding product recall costs” or “SG&A expenses excluding product recall costs” is defined as SG&A expenses before accounts receivable reserve adjustments and incremental recall-related professional fees. We present frozen products gross profit excluding product recall costs and SG&A expenses excluding product recall costs because we believe they provide useful information regarding the Company’s normal operating results and allow for better comparability with current period operating results.

A  reconciliation of frozen products gross profit excluding product recall costs to frozen products gross profit is as follows (in thousands):

	Quarter Ended		Nine Months Ended
Frozen products segment:	September 24, 2016	September 26, 2015	September 24, 2016	September 26, 2015
Gross profit, excluding product recall costs	$2,870	$4,804	$12,039	$16,294
Write-down of inventory on hand	—	—	—	(4,881)
Other product recall costs	—	(4,590)	—	(16,096)
Insurance recovery of product recall costs	—	4,172	—	4,172
Frozen products gross profit	$2,870	$4,386	$12,039	$(511)

A reconciliation of SG&A expenses excluding product recall costs to SG&A expenses is as follows (in thousands):

	Quarter Ended		Nine Months Ended
	September 24, 2016	September 26, 2015	September 24, 2016	September 26, 2015
Selling, general and administrative expenses, excluding product recall costs	$9,190	$8,639	$25,792	$26,508
Accounts receivable reserve adjustments	—	—	—	—
Incremental recall-related professional fees	—	594	—	2,094
Selling, general and administrative expense	$9,190	$9,233	$25,792	$28,602

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

Net cash provided by operating activities was $6.3 million for the nine months ended September 24, 2016 compared to cash used in operations of $12.3 million for the nine months ended September 26, 2015. The year-over-year increase was primarily a result of the cash outlays in fiscal 2015 attributable to the product recall, in addition to managing and reducing frozen product inventory levels in fiscal 2016.

Investing Cash Flows

Net cash used in investing activities was $12.0 million for the nine months ended September 24, 2016, compared to $9.0 million for the nine months ended September 26, 2015.  Capital expenditures of $11.7 million in the first nine months of fiscal 2016 primarily relate to manufacturing equipment and enterprise resource planning, or ERP, system integration.  Capital expenditures of $8.8 million in the first nine months of fiscal 2015 primarily relate to the purchase of manufacturing and packaging equipment at our Goodyear, Arizona facility, as well capitalized software costs associated with our ERP system upgrade.  During fiscal 2016, we plan to make approximately $12.5 to $13.0 million in capital expenditures, primarily at our manufacturing facilities.  Capital expenditures are funded by net cash flow from operating activities, cash on hand, available credit from our ABL Credit Facility and equipment term loans.    Payments of contingent consideration related to the acquisition of Willamette Valley Fruit Company totaled $0.3 million during the nine months ended September 24, 2016, compared to $0.2 million during the prior-year period.

Financing Cash Flows

Net cash provided in financing activities for the nine months ended September 24, 2016 was $4.3 million compared to net cash provided of $21.8 million in the nine months ended September 26, 2015.  This year-over-year decrease in cash provided by financing activities was primarily due to net borrowings made in fiscal 2015 as a result of our voluntary product recall.

Debt and Capital Resources

At September 24, 2016, there was $1.0 million in cash and $31.6 million borrowed on our ABL Credit Facility. At that date, $17.3 million of additional borrowings were available under the ABL Credit Facility. As is customary in such financings, Wells Fargo may terminate its commitments and accelerate the repayment of amounts outstanding and exercise other remedies upon the occurrence of an Event of Default (as defined in the ABL Credit Facility), subject, in certain instances, to the expiration of an applicable cure period. Certain events may trigger an acceleration of repayment of the amounts outstanding under the ABL Credit Facility as set forth in such facility. The ABL Credit Facility requires us to maintain compliance with certain financial covenants, including a Fixed Charge Coverage Ratio (as defined in the ABL), in the event of a covenant triggering event.

Our Term Loan Credit Facility requires us to comply with a Fixed Charge Coverage Ratio, Total Leverage Ratio and a minimum EBITDA covenant (each as defined in the Term Loan Credit Facility).  We must comply with the Fixed Charge Coverage Ratio and Total Leverage Ratio beginning in the second quarter of fiscal 2017.  We must comply with the minimum EBITDA covenant commencing with the fiscal month ending April 30, 2017.  Unless our results of operations materially improve by the second quarter of fiscal 2017, we engage in a strategic transaction that enables us to pay down our debt, or we secure a waiver or further loan amendment from our lender, there is a risk that we will not be in compliance with our financial covenants at the end of the second quarter of fiscal 2017.  Such a breach would constitute an Event of Default under (and as defined in) the Term Loan Credit Facility if it remained uncured or a modification or waiver is not agreed to by the lender under such facility.  A default under the Term Loan Credit Facility would trigger a default under the ABL Credit Facility and certain of our equipment lease financing arrangements, as these facilities each contain cross-default provisions.  In the event of non-compliance and if we are unable to secure necessary waivers or modifications to the Term Loan Credit Facility, the lenders under our various loan facilities would have the right to accelerate the indebtedness thereunder.  In such an event, we would not have the liquidity sufficient to repay such indebtedness or meet our operating expenses, capital expenditures and other cash needs.

See “Note 6 - Term Debt and Line of Credit” of our condensed consolidated financial statements in Item 1 of this Quarterly Report on Form 10-Q for detail regarding our financing arrangements, including the recent amendment to our Term Loan Credit Facility in September 2016.

Outlook

We believe that our cash provided by operating activities together with borrowings available under our ABL Credit Facility are sufficient to fund our operating expenses and future capital expenditures for the next twelve months.   We anticipate fiscal 2016 capital expenditures of approximately $12.5 to $13.0 million, funded through working capital and various purchase or financing arrangements.  Our planned capital expenditures are not expected to materially affect our liquidity.  In connection with the implementation of our business strategy, we may incur operating losses in the future and may require future debt or equity financings (particularly in connection with future strategic acquisitions, new brand introductions or capital expenditures).  Expenditures relating to acquisition-related integration costs, market and territory expansion and new product development and introduction may adversely affect promotional and operating expenses and consequently may adversely affect operating and net income.  These types of expenditures are expensed for accounting purposes as incurred, while revenue generated from the result of such expansion or new products may benefit future periods.  We believe that we will generate positive cash flow from operations during the next twelve months, which, along with our existing working capital and borrowing facilities, will enable us to meet our operating cash requirements for the next twelve months.  This belief is based on current operating plans and certain assumptions, including those relating to our future revenue levels and expenditures, industry and general economic conditions and other conditions.  For instance, if current general economic conditions worsen, we believe that our sales forecasts may prove to be less reliable than they have in the past as consumers may change their buying habits with respect to snack food products.  Unexpected price increases for commodities used in our snack products, or adverse weather conditions affecting our Rader Farms crop yield could also impact our financial condition.  If any of these factors change, we may require future debt or equity financings to meet our business requirements.  Any required financings may not be available or, if available, may not be on terms attractive to us.

All of the Company’s outstanding debt has been reclassified in the accompanying condensed consolidated balance sheet as a current liability as of September 24, 2016.  Absent the Second Amendment, the Company would not have been in compliance with the Total Leverage Ratio as of September 24, 2016.  Unless our results of operations materially improve by the second quarter of fiscal 2017, we engage in a strategic transaction that enables us to pay down our debt, or we secure a waiver or further loan amendment from our lender, there is a risk that we will not be in compliance with our financial covenants at the end of the second quarter of fiscal 2017.  As previously announced, the Company commenced a comprehensive strategic and financial review of its operations and engaged Rothschild Inc. to serve as its financial advisor to assist the Company in this process, including the pursuit of value-enhancing initiatives as a standalone company, capital structure optimization, a sale of the Company, a sale of certain assets of the Company or other strategic business combination. This comprehensive strategic and financial review remains ongoing as of the date of this Quarterly Report on Form 10-Q.  Accordingly, given the early stages of this review, there can be no assurances that these efforts will result in the completion of a transaction or, if one is completed, that it will be on favorable terms.  A default under the Term Loan Credit Facility would trigger a default under the ABL Credit Facility and certain of our equipment lease financing arrangements, as these facilities each contain cross-default provisions. As such, we reclassified all of our outstanding debt as a current liability

Contractual Obligations

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

During the fiscal quarter ended September 24, 2016, there were no changes to the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

For a discussion of legal proceedings, see “Note 7 - Commitments and Contingencies - Legal Proceedings” to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors.

During the quarter and nine months ended September 24, 2016, there were no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 26, 2015 filed with the SEC on March 10, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table contains information for shares repurchased during the quarter ended September 24, 2016.

			Total number of	Approximate dollar
			shares purchased as	value of shares that
			part of publicly	may yet be
	Total number of	Average price paid	announced plans or	purchased under the
Fiscal period	shares purchased(1)	per share	programs	plans or programs
June 26, 2016 — July 30, 2016	176	$7.84	—	$—
July 31, 2016 — August 27, 2016	—	$—	—	$—
August 28, 2016 — September 24, 2016	—	$—	—	$—
Total	176	$7.84	—	$—

(1)

Shares of restricted stock withheld, at the election of certain holders of restricted stock, by the Company from the vested portion of a restricted stock award with a market value approximating the amount of the withholding taxes due from such restricted stockholders.

Item 6. Exhibits

10.1*

Second Amendment to Credit Agreement, dated September 27, 2016, by and among Inventure Foods, Inc. and certain of its subsidiaries, as the borrowers, each of the lenders from time to time a party thereto, and BSP Agency, LLC, as the administrative agent for each member of the Lender Group (as defined therein) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 28, 2016).

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

Dated:	November 3, 2016	INVENTURE FOODS, INC.

		By:	/s/ Steve Weinberger
Steve Weinberger
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)