Form 10-K
period 2016-12-31
INVENTURE FOODS, INC.
filed 2017-03-31
CIK 944508

_

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐ No  ☒

The aggregate market value of the voting stock (common stock) held by non-affiliates of the registrant was approximately $148.5 million based upon the closing market price on June 25, 2016, the last business day of the registrant’s most recently completed second fiscal quarter.

The number of issued and outstanding shares of the registrant’s common stock, $.01 par value, as of March 29, 2017 was 19,687,912.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the registrant’s 2017 annual meeting of stockholders to be held on May 19, 2017 are incorporated herein by reference in Part III of this Form 10-K to the extent stated herein.

INVENTURE FOODS, INC. AND SUBSIDIARIES

ANNUAL REPORT ON FORM 10-K

Year Ended December 31, 2016

Cautionary Statement Regarding Forward-Looking Statements

Our disclosure and analysis in this Annual Report on Form 10-K (“Form 10-K) and in our 2016 Annual Report to Stockholders contain “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995.  From time to time, we also provide forward-looking statements in other materials we release to the public, as well as oral forward-looking statements.  We have tried, wherever possible, to identify such statements by using words such as “anticipate,” “believe,” “expect,” “intend,” “estimate,” “project,” “may,” “should,” “will,” “likely,” “will likely result,” “will continue,” “future,” “plan,” “target,” “forecast,” “goal,” “observe,” “seek,” “strategy” and other words and terms of similar meaning.  The forward-looking statements in this Form 10-K reflect the Company’s current views with respect to future events and financial performance.

Forward-looking statements are neither historical facts nor assurances of future performance.  Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to certain risks and uncertainties, including, without limitation, our ability to continue as a going concern, general economic conditions, increases in cost or availability of ingredients, packaging, energy and employees, price competition and industry consolidation, ability to execute strategic initiatives, product recalls or safety concerns, disruptions of supply chain or information technology systems, customer acceptance of new products and changes in consumer preferences, food industry and regulatory factors, interest rate risks, dependence upon major customers, dependence upon existing and future license agreements, the possibility that we will need additional financing and/or to refinance our existing indebtedness due to future operating losses or in order to implement our business strategy, acquisition and divestiture-related risks, volatility of the market price of our common stock, $.01 par value (“Common Stock”), and those other risks and uncertainties discussed herein, that could cause actual results to differ materially from historical results or those anticipated.  In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this Form 10-K will in fact transpire or prove to be accurate.  Readers are cautioned to consider the specific risk factors described herein and in “Item 1A. Risk Factors” of this Form 10-K, and not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof.

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

PART I

Item 1.Business.

General

Inventure Foods, Inc., a Delaware corporation (referred to herein as the “Company,” “Inventure Foods,” “we,” “our,” or “us”), is a leading marketer and manufacturer of healthy/natural and indulgent specialty snack food brands with more than $269 million in annual net revenues for the most recently completed fiscal year.  We are headquartered in Phoenix, Arizona with plants in Arizona, Florida, Georgia, Indiana, Oregon and Washington.  Our executive offices are located at 5415 East High Street, Suite 350, Phoenix, Arizona 85054, and our telephone number is (623) 932-6200.

The Company was formed in 1995 as a holding company to acquire a potato chip manufacturing and distribution business that was founded by Donald and James Poore in 1986.  In December 1996, we completed an initial public offering of our Common Stock.  In November 1998, we acquired the business and certain assets, including the Bob’s Texas Style® potato chip brand, of Tejas Snacks, L.P., a Texas-based potato chip manufacturer.  In October 1999, we acquired Wabash Foods, LLC (“Wabash”), including the Tato Skins®, O’Boisies® and Pizzarias® trademarks and its Bluffton, Indiana manufacturing operation, and assumed all of Wabash’s liabilities.  In June 2000, we acquired Boulder Authentic Foods, Inc., including the Boulder Canyon® brand of potato chips.  In May 2006, we changed our name from Poore Brothers, Inc. to The Inventure Group, Inc.  In May 2007, we acquired a farming operation and berry processing facility in Lynden, Washington from Rader Farms, Inc. (“Rader Farms”).  In May 2010, we changed our name from The Inventure Group, Inc. to Inventure Foods, Inc.  In May 2013, we acquired the berry processing business of Willamette Valley Fruit Company, LLC (“Willamette Valley Fruit Company”), including the Willamette Valley Fruit Company™ frozen fruit and vegetable products.  In November 2013, we acquired Fresh Frozen Foods, LLC (“Fresh Frozen Foods”), including the Fresh Frozen™ frozen fruit and vegetable products. In September 2014, we acquired certain assets of a small boutique frozen desserts business, Sin In A Tin™.

Segments

We operate in two segments: frozen products and snack products. The frozen products segment produces frozen fruits, vegetables, beverages and frozen desserts for sale primarily to grocery stores, club stores and mass merchandisers. All products sold under our frozen products segment are considered part of the healthy/natural food category. The snack products segment produces potato chips, kettle chips, potato crisps, potato skins, pellet snacks, sheeted dough products and extruded products for sale primarily to snack food distributors and retailers. The products sold under our snack products segment include products considered part of the indulgent specialty snack food category, as well as products considered part of the healthy/natural food category.

The contributions of each of our product segments to net revenues from customers and gross profit are set forth in Note 12 “Business Segments and Significant Customers”  to the Consolidated Financial Statements in Part II, Item 8 of this Form 10-K.

Products

For the fiscal years 2016, 2015 and 2014, net revenues totaled $269.0 million, $282.6 million and $285.7million, respectively.

In our healthy/natural food category, products include Rader Farms® frozen berries, Boulder Canyon® Authentic Foods brand kettle cooked potato chips, Willamette Valley Fruit Company™ frozen fruit and vegetables, Fresh Frozen™ frozen fruit and vegetables, Jamba® branded blend-and-serve smoothie kits under license from Jamba Juice Company, Seattle’s Best Coffee® Frozen Coffee Blends branded blend-and-serve frozen coffee beverage under license from Seattle’s Best Coffee, LLC, and Sin In A Tin™ chocolate pate and other frozen desserts and private label frozen fruit and healthy/natural snacks.  For the year ended December 31, 2016, our healthy/natural food category represented 85.8% of net sales. For fiscal 2016, 2015 and 2014, net revenues of our healthy/natural food category totaled $230.8 million, $238.1 million and $236.6 million, respectively.

In our indulgent specialty snack food category, products include T.G.I. Friday’s® brand snacks under license from T.G.I. Friday’s, Nathan’s Famous® brand snack products under license from Nathan’s Famous Corporation, Vidalia® brand snack products under license from Vidalia Brands, Inc., Poore Brothers® kettle cooked potato chips, Bob’s Texas Style® kettle cooked chips and Tato Skins® brand potato snacks. We also manufacture private label snack chip products for several grocery chains and natural stores and co-pack products for other snack manufacturers.  While extremely price competitive, we believe that such arrangements provide a profitable opportunity for us to improve the capacity utilization of our manufacturing facilities. For fiscal 2016, 2015 and 2014, net revenues of our indulgent specialty snack category totaled $38.2 million, $44.5 million and $49.1 million, respectively.

During fiscal 2016 and 2015, we launched the following new products under our existing brands:

Brand	Fiscal 2016	Fiscal 2015
Frozen Products Segment:
Rader Farms®	• N/A	• Fresh Start Organic Line
Jamba®	• Pomegranate Pick Me Up Protein • Berry Awesome Acai Protein	• Razzmatazz • Organic Strawberries Wild • Orange Fusion
Fresh Frozen™	• Fresh Frozen Steamables	• N/A
Boulder Canyon®

•   Riced Sweet Potato

•   Riced Sweet Potato – Caramelized Onion

•   Riced Carrot

•   Riced Carrot – Thai Curry

•   Riced Cauliflower

•   Riced Cauliflower – Cilantro
lime

•   Riced Broccoli

•   Riced Broccoli – Cheddar Cheese

• N/A
Snack Products Segment:
Boulder Canyon®

•   Avocado Oil Jalapeno Kettle Chips

•   Coconut Oil Mesquite BBQ Kettle Chips

•   Olive Oil Red Chili Kettle Chips

•   Olive Oil Sweet Vinegar Kettle Chips

•   Rice Bran Oil Pink Himalayan Salt Kettle Chips

•   Rice Bran Oil Roasted Jalapeno Kettle Chips

•   Rice Bran Oil Ginger Teriyaki Kettle Chips

•   Ancient Grains Crisps - Roasted Red Salsa

•   Ancient Grains Crisps - Pink Himalayan Salt & Cracked Pepper

•   Lentil Carrot Quinoa Crisps - Sea Salt & Cracked Pepper

•   Lentil Carrot Quinoa Crisps - Balsamic Herb

•   Snap Pea Crisps - Sea Salt

•   Snap Pea Crisps - Creamy Ranch

•   Coconut Oil Popcorn – Sweet & Salty

•   Coconut Oil Sea Salt Kettle Chips

•   Coconut Oil Pineapple Habanero Kettle Chips

•   Coconut Oil Red Curry Kettle Chips

•   Coconut Oil Sea Salt Popcorn

•   Avocado Oil Sea Salt Popcorn

•   Olive Oil White Cheddar Popcorn

Nathan’s Famous®	• Hot Dog Potato Chips	• N/A
T.G.I. Friday’s®	• Buffalo Ranch Party Bites • Mac & Cheese Party Bites	• Low Fat Hot Fries • Low Fat Cheese Fries • Sweet Potato Skins • Snack Mix (Sweet & Spicy, Sweet BBQ, Sriracha Ranch, Cheddar Bacon)
Poore Brothers®	• N/A	• Sriracha Ranch Potato Chips
Bob’s Texas Style®	• N/A	• Bacon & Jack • Olive Oil
Vidalia®	• N/A	• Sweet Potato Crisps

The contributions of each product segment to net revenues from external customers are set forth in Note 12 “Business Segments and Significant Customers” to the Consolidated Financial Statements in Part II, Item 8 of this Form 10-K.

Business Strategy

Our business strategy is to continue building a diverse portfolio of high quality, competitively priced healthy/natural food brands and indulgent specialty snack food brands through expansion of existing brands, licensing and through acquisitions.  Our goals are to (i) capitalize on healthy/natural consumer trends, (ii) capture the market segment of consumers interested in indulgent specialty snacks, (iii) deliver incremental category growth for retailers, (iv) drive innovation in our brands and each consumer segment, (v) build relationships with major retailers in all channels of distribution by providing them higher margins, unique product offerings and excellent customer service, and (vi) maintain a diverse set of brands, products, customers and channels.  The primary elements of our long-term business strategy are as follows:

Develop, Promote, Acquire or License Innovative Healthy/Natural and Indulgent Specialty Snack Food Brands.  A significant element of our business strategy is to develop, promote, acquire or license new innovative healthy/natural frozen and snack brands as well as build our indulgent specialty snack food brands.  Our focus is on our stronger, faster growing national brands in order to expand, complement and diversify our business. Our primary focus is to promote products under brands which we own.

Broaden Distribution of Existing Brands.  We plan to increase distribution and market share of our existing branded products through additional market penetration and consumer and trade activity supporting the brands within various existing markets, new markets and channels. Marketing efforts may include, among other things, trade advertising and promotional programs with distributors and retailers, in-store advertisements, in-store displays and limited consumer advertising, public relations social media and coupon programs. We believe growth opportunities exist to increase the distribution of our (i) Boulder Canyon®, Fresh Frozen™ and Radar Farms products in grocery stores, which have all-commodity volumes, or ACVs, in such stores of less than 50% for Boulder Canyon®, less than 9% for Fresh Frozen™ and less than 23% for Radar Farms, (ii) Boulder Canyon® and Fresh Frozen™    products in mass merchandise stores, (iii) Boulder Canyon® and Radar Farms products in club stores, and (iv) Boulder Canyon® products in natural food store, vending, foodservice, drug and convenience stores. Our Boulder Canyon® products have an ACV of approximately 88% in natural food stores.

Broaden Distribution of Private Label.  We plan to increase distribution of our private label products to existing and new customers.  This will help leverage our infrastructure and capacity and is expected to improve profit margins as there are no related advertising and promotional costs with the customers.  Our manufacturing and distribution of private label products enhances our ability to partner and grow our branded business with key retailers.

Develop New Products for Existing Brands.  We plan to continue our innovation activities to identify and develop (i) new product forms and formats within our brands, (ii) add new line extensions for our brands, such as new flavors or products, and (iii) explore new food categories to expand the presence of our brands.

Leverage Infrastructure and Capacity.  Our Bluffton, Indiana, Goodyear, Arizona, Lynden, Washington, Salem, Oregon, Jefferson, Georgia, and Thomasville, Georgia facilities operated at approximately 25%, 71%, 67%, 75%, 50% and 33% of their respective manufacturing capacities as of December 31, 2016.  We intend to continue to expand our branded product lines, as well as secure new manufacturing opportunities in private label and co-packing arrangements. In addition, we plan to continue capital investment in our plants and improve operating efficiencies.

Improve Profit Margins.  We plan to increase our profit margins through increased long-term revenue growth, improved operating efficiencies, higher margin new products and high-growth product categories. For example, we believe the following margin improvement initiatives are important elements of our strategy: rationalization of unprofitable customers, improved product mix and channel flow, expanded sales growth, improved operating efficiencies and leverage and higher margin new product introductions. We believe that improved profit margins are possible with the achievement of the business strategies discussed above.

Manufacturing

Our Company-owned manufacturing facility in Bluffton, Indiana produces snack products utilizing a sheeting and frying process with three fryer lines that can produce up to approximately 9,000 pounds per hour, two extruded lines capable of producing up to 4,000 pounds per hour, and in 2016, the installation of four batch-frying kettles which extended the Company’s kettle potato chip production beyond our plant in Goodyear, Arizona. Previously introduced production capabilities at our Bluffton, Indiana facility allow us to use existing equipment to make additional snacks, including pellet snacks, which are entirely different in appearance and taste from our other product lines. We believe this technology will help expand our product lines and facilitate growth. In fiscal 2016, the Company installed the aforementioned four batch-frying kettles to expand the geographical manufacturing capabilities for our growing kettle potato chip products including Boulder Canyon® Authentic Foods.  This marks the first time the Company has self-manufactured kettle potato chips outside of the Goodyear, Arizona facility.   Our Indiana facility is operating at approximately 21% of sheeted processing capacity, 12% of extruded capacity, and 54% of kettle potato chip capacity as of December 31, 2016.

Our Company-owned manufacturing facility in Goodyear, Arizona has the capacity to produce up to approximately 5,800 pounds of potato chips per hour, including 3,700 pounds of batch-fried potato chips per hour and 2,100 pounds of continuous-fried potato chips per hour. Poore Brothers®, Bob’s Texas Style®, Boulder Canyon® Authentic Foods, co-packing and private label branded potato chips are produced in a variety of flavors utilizing a batch-frying process. While conventional continuous line cooking methods may produce higher production volume, we believe that our batch-frying process is superior and produces premium potato chip products with enhanced crispness and distinctive flavor. In the fourth quarter of fiscal 2015 and first quarter of 2016 we installed a total of four additional batch-frying kettles and additional packaging equipment in our Goodyear, Arizona facility.  This facility is operating at approximately 70% of packaging capacity as of December 31, 2016.

Our Company-owned Rader Farms farming facility in Lynden, Washington has the capacity to grow up to eight million pounds of raspberries and blueberries annually.  Rader Farms grows, processes and markets premium berry blends, raspberries, blueberries, and rhubarb and purchases marionberries, cherries, cranberries, strawberries and other fruits from a select network of fruit growers for resale. The fruit is processed and packaged for sale and distribution nationally to wholesale customers under the Rader Farms® brand, as well as through store brands. We also use third-party processors for certain products. Our individually quick frozen, or IQF, processing facilities located at the same location have the capacity to apply the IQF process to 55 million pounds of berries annually.  In fiscal 2013, we invested in new processing equipment to more effectively and efficiently cool the fruit after being harvested, thereby increasing quality. In May of 2016, we moved our packaging equipment for our Lynden, Washington facility to a leased facility adjacent to our largest fruit distribution center in Bellingham, Washington.   We expect this move to help lower freight costs and enhance the capacity and productivity of our IQF operations. Our Washington processing facility is operating at approximately 67% of packaging capacity as of December 31, 2016.

Willamette Valley Fruit Company has two plants in Salem, Oregon. Both plants occupy leased facilities and process and package marionberries, other blackberries, blueberries, strawberries, cranberries, rhubarb, and other fruits and vegetables for industrial customers, as well as contract manufacturing and private label brands. The processing facility has four IQF lines capable of freezing 35,000 pounds per hour of fruit during peak production. As this plant is seasonal with the fruit harvests, it operates at approximately 100% of capacity in the peak production months of June through September and at approximately 20% of capacity the remainder of the year. The packaging plant has the ability to package up to approximately 19 million pounds annually and is operating at 75% of capacity as of December 31, 2016.

Fresh Frozen Foods has two plants located in Jefferson, Georgia and Thomasville, Georgia that process and package IQF vegetables, beans and other items sold under the Fresh Frozen™ brand. The Jefferson plant operates as a packaging facility capable of packaging approximately 95 million pounds of products annually. This plant is operated at approximately 50% of capacity as of December 31, 2016. The Thomasville facility is a processing facility which has one

IQF line capable of producing approximately 77 million pounds of IQF carrots, peas, potatoes, onions and other vegetables and fruits annually. This plant is operating at approximately 33% of capacity as of December 31, 2016.

Marketing and Distribution

We conduct our marketing efforts through the following principal sets of activities: (i) consumer sampling and marketing in print, digital and social media, (ii) consumer incentives such as coupons, (iii) trade promotions to support price features, displays and other merchandising of our products by our customers, and (iv) public relations.

Our products are sold through a number of channels, including: grocery stores, natural food stores, mass merchandisers, drug and convenience stores, club stores, value, vending, food service, industrial and international. Our products are distributed through Company-owned and third-party warehouses, direct store delivery, distribution centers and other facilities.

Suppliers

The principal raw materials we utilize are potatoes, potato flakes, potato starch, corn, oils, seasonings, berries and vegetables. We believe that the raw materials we need to produce our products are readily available from numerous suppliers on commercially reasonable terms. Potatoes, potato flakes and corn are widely available year-round, although they are subject to seasonal price fluctuations. We use a variety of oils and seasonings in the production of our snack products and believe that alternative sources for such oils and seasonings, as well as alternative oils and seasonings, are readily abundant and available. We may lock in prices for raw materials, such as oils, as we deem appropriate. We freeze an average of approximately 60% of our total annual berry requirements and approximately 35% of our total annual vegetable requirements in our own processing facilities, and augment that production by purchasing additional frozen berries and vegetables to meet customer demand. We purchase both fresh berries and vegetables from local farmers and already frozen berries and vegetables for our repackaging business, and we purchase yogurt in cube form from a third-party company for use in our at home smoothie kits. We use packaging materials in our snack and frozen businesses.

We choose our suppliers based primarily on price, quality, availability and service. Although we believe that our required products and ingredients are readily available, and that our business success is not dependent on any single supplier, the failure of certain suppliers to meet our performance specifications, quality standards or delivery schedules could have a material adverse effect on our business and results of operations. In particular, a sudden scarcity, a substantial price increase, or an unavailability of product ingredients could materially adversely affect our business and results of operations. In such circumstances, alternative ingredients may not be available when needed or, if available, on terms acceptable to the Company.

Customers

Costco accounted for approximately 19%, 23% and 26% of the Company’s 2016, 2015 and 2014 net revenues, respectively. The remainder of our revenues were derived from sales to customers, grocery chains, club stores, regional distributors and other manufacturers, none of which individually accounted for more than 10% of our net revenues in fiscal 2016.  A decision by any of our major customers to cease or substantially reduce their purchases could have a material adverse effect on our business.

The majority of our revenues are attributable to external customers in the United States.  We do sell to Canadian and international customers as well, however, the revenues attributable to these customers are immaterial.  All of our assets are located in the United States.

Competition

Our snack products generally compete against other snack foods, including potato chips, tortilla chips, popcorn, cheese snacks and other specialty snack brands. The snack food industry is large and highly competitive and is dominated by large food companies, including Frito-Lay, Inc., a subsidiary of PepsiCo, Inc., The Kellogg Company, ConAgra Foods, Inc., Diamond Foods, Inc., General Mills, Inc. and Snyder’s-Lance, Inc. These companies possess substantially greater financial, production, marketing, distribution and other resources than we do, and their brands are more widely recognized than our products.  Numerous other companies that are actual or potential competitors offer products similar to ours, and some of these have greater financial and other resources (including more employees and more extensive facilities) than we have. In addition, many competitors offer a wider range of products than we offer. Local or regional markets often have significant smaller competitors, many of whom offer products similar to ours. Expansion of our operations into new markets has and will continue to encounter significant competition from national, regional and local competitors that may be greater than that encountered by us in our existing markets. In addition, such competitors may challenge our position in our existing markets. While we believe that we have innovative products and methods of operation that will enable us to compete successfully, no assurance can be given that we will be able to do so when faced with such competition.

Our frozen berry products generally compete against other packaged berries on the basis of quality and price. Key competitors include Townsend Farms, Inc., Sunopta Inc., Cascadia Farm of Small Planet Foods, Inc., Wyman’s of Maine, Dole Food Company, Inc., Frozen Foods Inc., Stahlbush Island Farms Inc. and other regional IQF and bagging fruit operations.  Obtaining freezer space at grocery stores and club stores is critical to successfully compete with other berry products, as such stores will frequently only carry one brand of frozen berry products, contrasted to snack products where multiple brands are typically carried.

Our frozen vegetable products generally compete against other packaged vegetables on the basis of quality and price. Key competitors include the Birds Eye Frozen division of Pinnacle Foods, Inc., B&G Foods, The Pictsweet Company and Hanover Foods Corp. Obtaining freezer space at grocery stores and club stores is also critical to successfully compete with other vegetable products, as grocery stores and club stores will frequently only carry a few brands of frozen vegetable products.

Our smoothie kits generally compete against other packaged smoothie kits on the basis of quality and price. Key competitors include Dole Food Company, Inc. smoothies and a number of smaller competing brands. Obtaining freezer space at grocery stores, mass merchandiser and club stores is critical to successfully compete with other smoothie products, as grocery stores, mass merchandiser and club stores will frequently only carry two to three brands of frozen smoothie products, contrasted to snack products where multiple brands are typically carried.

The principal competitive factors affecting the markets in which we compete include product quality and taste, brand awareness among consumers, access to shelf or freezer space, price, advertising and promotion, varieties offered, nutritional content, product packaging and package design. We compete in our markets principally on the basis of product quality and taste. Frozen products are produced at our Lynden, Washington, Salem, Oregon and Thomasville, Georgia facilities utilizing IQF technology, for which we do not have exclusive rights.  However, we have patent pending technology to apply nutrients sourced from fruits and vegetables to boost the nutrition level in our fortified fruit products.  Products produced at our Bluffton, Indiana facility involve the use of unique technology including sheeted dough and pellet snacks. We do not have exclusive rights for this technology either. The taste and quality of the products we produce at our Goodyear, Arizona facility is largely attributable to three elements of our manufacturing process: batch-frying, distinctive seasonings and frying in unique oils to produce a variety of flavors. We do not have exclusive rights to the use of either element. Consequently, competitors may incorporate such elements into their own processes.

Government Regulation

The manufacture, labeling and distribution of our products are subject to the rules and regulations of a variety of federal, state and other governmental agencies.  There can be no assurance that new laws or regulations will not be passed that could require us to alter the taste or composition of our products or impose other obligations on us.  New or increased government regulation of the food industry, including, but not limited to, laws or regulations related to food safety, chemical composition, production processes, traceability, product quality, packaging, labeling and product recalls, could adversely impact our results of operations by increasing production costs, or restricting our methods of operation and distribution.  Such changes could also affect sales of our products and have a material adverse effect on our business, financial condition and results of operations.  These regulations may address food industry or society factors, such as obesity, nutritional and environmental concerns and diet trends.  In addition to laws relating to food products, our operations are governed by laws relating to, among other things, environmental matters, workplace safety and worker health.  We believe that we presently comply in all material respects with such laws and regulations.

Employees

As of December 31, 2016, we had 687 total employees.  There are 583 employees in manufacturing and distribution, composed of 521 full-time and 62 part-time.  There are 41 employees in sales and marketing, and 63 in administration and finance.  Our employees are not represented by any collective bargaining organization, and we have never experienced a work stoppage.  We believe that our relations with our employees are good.

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

From time to time, we enter into licenses with owners of distinctive brands to produce branded snack food products. These licenses may require us to make royalty payments on sales and to achieve certain minimum sales levels by certain dates during the contract term.  The termination of any of our license agreements, whether at the expiration of their term or prior thereto, could have a material adverse effect on our business, financial condition and results of operations.

In 2000, we launched our T.G.I. Friday’s® brand snack products under a license agreement with T.G.I. Friday’s, which expires in December 2019, subject to automatic renewal for an additional five year term unless we provide notice of nonrenewal on or prior to July 1, 2019.  In July 2009, we entered into a license agreement with Jamba Juice, which expires in 2035, and, in 2010, launched a line of Jamba® branded blend-and-serve smoothie kits.  In January 2011, we entered into a license agreement with Nathan’s Famous Corporation, which expires in 2031, and launched a line of Crunchy Crinkle Fries. In June 2012, we entered into a license agreement with Vidalia Brands, Inc. that expires in 2019 and launched a line of onion flavored snacks. In November 2012, we entered into a license agreement with Seattle’s Best Coffee LLC, with an initial term expiring in November 2017 and an automatic five-year extension upon meeting certain minimum sales targets, and created a line of blend-and-serve frozen coffee drink kits.

We produce T.G.I. Friday’s® brand snack products, Tato Skins® brand potato crisps and Boulder Canyon® Authentic Foods Rice and Bean and Ancient Grains utilizing a sheeting and frying process that includes technology that we license from a third party. Under the terms of such license agreement, we have a royalty-bearing license to use the technology in the United States, Canada and Mexico until such time as the parties mutually agree to terminate the license agreement. Even though the patents for this technology expired in December 2006, in consideration for the use of this technology, we are required to make royalty payments on sales of products manufactured utilizing the technology until the termination date of such agreement. However, should products substantially similar to Tato Skins®, O’Boisies® and Pizzarias® become available for any reason in the marketplace by any manufacturer other than us which results in a sales decline of 10% or more, any royalty obligation for the respective products will cease.

In 2014, we introduced Rader Farms® Fruit PLUS Vitamins™, the first-ever fortified whole frozen fruit product.  Using proprietary technology and topical nutrients sourced from whole fruits and vegetables, Fruit PLUS Vitamins builds on naturally occurring vitamins found within whole strawberries, blueberries and blackberries and boosts the nutrition level with five additional vitamins: B1, B6, D, E and K.  We currently have a patent for this technology.

Seasonality

Sales of certain of our products tend to be seasonal and may be influenced by holidays, changes in seasons/weather or certain other annual events. Consumers tend to purchase our snack products at higher levels during the major summer holidays and also at times surrounding major sporting events throughout the year.  Sales variation may also be affected by significant sales promotion activity or club channel rotations that might not occur at the same time each year.

We farm or purchase fresh berries during the summer months and fresh vegetables during the spring and fall and freeze the fruit or vegetables for our retail or industrial products sold throughout the year.  Additionally, we may face seasonal price increases for raw materials.

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

Research and Development

We incur research and development costs to support growth through the introduction of new products and the improvement in quality of existing products.  We recorded $0.2 million, $0.4 million and $0.3 million in fiscal 2016, 2015 and 2014, respectively, for research and development costs.

Available Information

Our Internet address is www.inventurefoods.com. We make available at this address, free of charge, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (the “SEC”). In this Form 10-K, we incorporate by reference as identified herein certain information from parts of our proxy statement for the 2017 annual meeting of stockholders, which we will file with the SEC and will be available free of charge on our website. Reports of our executive officers, directors and any other persons required to file securities ownership reports under Section 16(a) of the Exchange Act are also available through our website. Information contained on our website is not part of this Form 10-K.

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

Item 1A.Risk Factors.

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

Risks Related to Our Business

There is substantial doubt as to our ability to continue as a going concern.

Our financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.   On November 18, 2015, we entered into (i) a five-year $50.0 million revolving credit facility (with all related loan documents, and as amended from time to time, the “ABL Credit Facility”) with Wells Fargo Bank, National Association (“Wells Fargo”), as the administrative agent, and the other lenders party thereto, and (ii) a five-year $85.0 million term loan facility (with all related loan documents, and as amended from time to time, the “Term Loan Credit Facility”), with BSP Agency, LLC (“BSP), as administrative agent, and the other lenders party thereto, which facilities replaced our prior credit agreement with U.S. Bank National Association (“U.S. Bank”) dated November 8, 2013 (with all related loan documents, and as amended from time to time, the “Prior Credit Facility”).  The ABL Credit Facility and the Term Loan Credit Facility are collectively referred to in this Form 10-K as the “Credit Facilities” and individually as a “Credit Facility.”

Under the terms of the Term Loan Credit Facility, we are required to comply with leverage ratio and fixed charge coverage ratio covenants by the end of the second quarter of fiscal 2017 and a minimum EBITDA target by the fiscal month ending April 30, 2017 (the “Minimum EBITDA Covenant”).  Absent a waiver from our Term Loan Credit Facility lenders or an amendment deferring compliance with the Minimum EBITDA Covenant, we will not be in compliance with this covenant at April 30, 2017.  Further, absent the completion by the end of our second fiscal quarter of a transaction yielding sufficient cash proceeds to pay down or refinance the Term Loan Credit Facility, or the receipt of a waiver from the lenders thereunder or a further amendment to the Term Loan Credit Facility, we will not be able to comply with the leverage ratio and fixed charge coverage ratio covenants.

Further, under the terms of the ABL Credit Facility, we are required to comply with a fixed charge coverage ratio if our liquidity as of the date of any determination is less than the greater of (i) 12.5% of the Maximum Revolver Amount ($50,000,000) and (ii) $6,125,000, subject to certain conditions. As of March 31, 2017, we would not be able to comply with this ratio if our liquidity were to fall below the applicable threshold. Should the lenders under our Credit Facilities demand immediate repayment of all of our obligations, we will likely be unable to pay such obligations. In such event, we may have to recapitalize, refinance, raise additional liquidity by selling some or all of our assets or seek to reorganize under Chapter 11 of the United States Bankruptcy Code.

Our Credit Facilities also require us to furnish our audited financial statements without a “going concern” uncertainty paragraph in the auditor’s opinion.  Our consolidated financial statements for the fiscal year ended December 31, 2016 included herein contain a “going concern” explanatory paragraph.  We have obtained a temporary waiver of the going concern qualification until May 15, 2017 from each of the lenders under our Credit Facilities.  Absent the completion by May 15, 2017 of a transaction yielding sufficient cash proceeds to pay down or refinance our debt, or receipt of further waivers from our lenders, we will be in default of the Credit Facilities as a result of the expiration of the temporary going concern waivers.

Failure to meet any financial covenant under the Credit Facilities or the existence of a going concern opinion that has not been waived by our lenders would result in an event of default thereunder and, to the extent the applicable lenders so elect, an acceleration of the Company’s existing indebtedness, causing such debt of approximately $122.1 million at December 31, 2016 (including $5.2 million of other equipment financing indebtedness that includes cross-default provisions) to be immediately due and payable.  In such event, our lenders could foreclose on any of our assets securing such debt.  The Company does not have sufficient liquidity to repay all of its outstanding debt in full if such debt were accelerated.  It could also result in the termination of all commitments to extend further credit under our ABL Credit Facility.  Should the lenders under our Credit Facilities accelerate our debt and demand immediate repayment of all of our obligations, we may have to seek to reorganize under Chapter 11 of the United States Bankruptcy Code.    These events could materially adversely affect our business, results of operations and financial condition.  See also “Risks Related to Our Indebtedness, the Economy and the Credit Markets.”

In the future, it may be necessary for the Company to seek bankruptcy protection, which may harm our business, impact our creditors and place our equity holders at significant risk of losing some or all of their interests in our business.

If we are not able to timely complete a strategic transaction or obtain additional waivers from our lenders under the Credit Facilities or a further amendment thereto to defer compliance with our financial covenant requirements, we may seek protection under Chapter 11 of the United States Bankruptcy Code. Seeking bankruptcy protection could have a material adverse effect on our business, financial condition, results of operations and liquidity. So long as a proceeding related to a Chapter 11 bankruptcy is ongoing, our senior management would be required to spend a significant amount of time and effort dealing with the reorganization instead of focusing exclusively on our business operations. Bankruptcy protection also might make it more difficult to retain management and other key personnel necessary to the success and growth of our business. In addition, the longer a proceeding related to a bankruptcy continues, the more likely it is that our customers and suppliers would lose confidence in our ability to reorganize our businesses successfully and would seek to establish alternative commercial relationships or request financial assurances such as letters of credit and cash deposits.

It is not possible to predict the outcome of any bankruptcy proceeding that may be required. In the event of a bankruptcy proceeding, there can be no assurance that we would be able to restructure as a going concern or successfully propose or implement a plan of reorganization that provides for the continuation of the business post-bankruptcy. Moreover, we have a significant amount of secured indebtedness that is senior to our existing common shares.  As a result, we believe that if we are subject to a bankruptcy court proceeding, it is likely that holders of claims and interests with respect to our equity securities would be entitled to little or no recovery, and those claims and interests would likely be canceled for little or no consideration.

Material weaknesses can exist in our system of internal control over financial reporting, which could have a material impact on our business.

Our ability to implement our business plan and comply with regulations requires an effective planning and management process. We expect that we will need to improve existing operational and financial systems, procedures and controls, and implement new ones, to manage our future business effectively.

Furthermore, we are required to maintain internal control over financial reporting adequate to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements in accordance with generally accepted accounting principles in the United States (“GAAP”) . In connection with preparing this Form 10-K, we determined that we had a material weakness, as of December 31, 2016, in our controls over accounting for and reporting of our trade spend liabilities.

As a result of the material weakness in internal control over financial reporting as set forth above, we have concluded that, as of December 31, 2016, our internal controls over financial reporting were not effective. Until the evaluation and review of this material weakness is fully remediated, our ability to report results accurately and on time could be impaired.

Any failure to maintain or implement required new or improved controls, or any difficulties we encounter in their implementation, could result in additional significant deficiencies or material weaknesses, cause us to fail to timely meet our periodic reporting obligations, or result in material misstatements in our consolidated financial statements. Any such failure could adversely affect the results of periodic management evaluations and annual auditor attestation reports regarding disclosure controls and the effectiveness of our internal control over financial reporting, cause us to incur unforeseen costs, negatively impact our results of operations, or cause the market price of our Common Stock to decline.

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

Overall, Costco accounted for approximately 19% of our 2016 net revenues.  A decision by Costco to no longer carry certain frozen berry products could have a material adverse impact on our Frozen business.  A decision by any major customer to cease or substantially reduce its purchases, or a decrease in the popularity of frozen berries during any year, could have a material adverse effect on our operating results, and such decision by Costco would have a material adverse effect on our business, financial condition and results of operations.

We depend on a license agreement for the right to sell our T.G.I. Friday’s® and Jamba® brands.

For the year ended December 31, 2016, approximately 11.5% of our net revenues were attributable to the T.G.I. Friday’s® brand products, which are manufactured and sold by us under our license agreement with T.G.I. Friday’s that expires in December 2019, subject to one five year renewal period.  The license agreement imposes certain requirements and conditions on us (including, without limitation, minimum sales targets).  Our failure to comply with these requirements and conditions could result in the early termination of this license agreement by T.G.I. Friday’s.  If we are unsuccessful in negotiating an extension of this license agreement, or the license agreement is not renewed at the expiration of its term or is terminated prior thereto, our business, financial condition and results of operations would be materially and adversely affected.

For the year ended December 31, 2016, approximately 4.4% of our net revenues were attributable to the Jamba® brand products, which are manufactured and sold by us under our license agreement with Jamba Juice Company that expires in 2035.  Pursuant to the license agreement, we are required to make royalty payments on sales of Jamba® products and are required to achieve certain minimum sales levels by certain dates during the contract term.  Our failure to comply with these requirements and conditions could result in the early termination of this license agreement by Jamba Juice Company.  If this license is terminated early, our business, financial condition and results of operations would be materially and adversely affected.

Our business may be adversely affected by oversupply of snack and frozen products at the wholesale and retail levels.

Profitability in the food product industry is subject to oversupply of certain snack and frozen products at the wholesale and retail levels, which can result in our products going out of date before they are sold.

We may incur substantial costs in order to market our products.

Successful marketing of our products generally depends upon obtaining adequate retail shelf space for product display, particularly in grocery stores.  Frequently, food manufacturers and distributors, incur costs in order to obtain additional shelf space.  Whether or not we incur such costs in a particular market is dependent upon a number of factors, including demand for our products, relative availability of shelf space and general competitive conditions.  We may incur significant shelf space or other promotional costs as a necessary condition of entering into competition or maintaining market share in particular markets or stores.  If incurred, such costs may have a material adverse effect on our results of operations.

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

We rely on information systems across our operations, including for management, sales, and order processing. Our ability to effectively manage our business and coordinate the sales and delivery of our products depends significantly on the reliability and capacity of these systems.  Like other companies, our information technology systems may be vulnerable to a variety of interruptions due to events beyond our control, including, but not limited to, natural disasters, terrorist attacks, telecommunications failures, computer viruses, hackers, and other security issues.  The failure of these systems to operate effectively, problems with transitioning to upgraded or replacement systems, a material network breach in the security of these systems as a result of cyber-attack or computer hacking, or any other failure to maintain a continuous and secure cyber network could result in substantial harm or inconvenience to us or our customers.  This could include the theft of our intellectual property or trade secrets, or the improper use of personal information or other “identity theft.”  Each of these situations or data privacy breaches may cause delays in customer service, reduce efficiency in our operations, require significant capital investments to remediate the problem, or result in negative publicity that could harm our reputation and results.

The costs to eliminate or address the foregoing security threats and vulnerabilities before or after a cyber incident could be significant. The Company’s remediation efforts may not be successful and could result in interruptions, delays or cessation of service, and loss of existing or potential suppliers or customers. In addition, breaches of the Company’s security measures and the unauthorized dissemination of sensitive personal, proprietary or confidential information about the Company, its business partners or other third parties could expose the Company to significant potential liability and reputational harm. As threats related to cyber-attacks develop and grow, the Company may also find it necessary to make further investments to protect its data and infrastructure, which may impact the Company’s profitability. Although the Company has insurance coverage for protecting against cyber-attacks, it may not be sufficient to cover all possible claims, and the Company may suffer losses that could have a material adverse effect on its business.

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

A material element of our business strategy is the development, acquisition and/or licensing of innovative specialty food brands, for the purpose of expanding, complementing and/or diversifying our business. We may in the future engage in acquisitions or other strategic transactions, such as joint ventures or investments in other entities to facilitate this business strategy. We may be unable to identify suitable targets, opportunistic or otherwise, for acquisitions or other strategic transactions in the future. If we identify a suitable candidate, our ability to successfully implement the strategic transaction would depend on a variety of factors, including our ability to obtain financing on acceptable terms and comply with the restrictions contained in our debt agreements. If we need to obtain our lenders’ consent to a strategic transaction, they may refuse to provide such consent or condition their consent on our compliance with additional restrictive covenants that limit our operating flexibility. Strategic transactions involve risks, including those associated with integrating the operations or maintaining the operations as separate (as applicable), financial reporting, disparate technologies and personnel of acquired companies, joint ventures or related companies; managing geographically dispersed operations, joint ventures or other strategic investments; the diversion of management’s attention from other business concerns; the inherent risks in entering markets or lines of business in which we have either limited or no direct experience; and the potential loss of key employees, customers and strategic partners of acquired companies, joint ventures or companies in which we may make strategic investments. We may not successfully integrate any businesses or technologies we may acquire or strategically develop in the future and may not achieve anticipated revenue and cost benefits relating to any such strategic transactions. Strategic transactions may be expensive, time consuming and may strain our resources. Strategic transactions may not be accretive to our earnings and may negatively impact our results of operations as a result of, among other things, the incurrence of debt, one-time write-offs of goodwill and amortization expenses of other intangible assets. In addition, strategic transactions that we may pursue could result in dilutive issuances of equity securities.

Risks Related to Our Indebtedness, the Economy and the Credit Markets

We are required to comply with certain ongoing financial and other covenants under our Credit Facilities, and if we fail to meet those covenants or otherwise suffer a default thereunder, our lenders may accelerate the payment of such indebtedness.

On November 18, 2015, we entered into the ABL Credit Facility and the Term Loan Credit Facility, which facilities replaced our Prior Credit Facility.  Our obligations under the ABL Credit Facility and the Term Loan Credit Facility are secured by substantially all of our assets and are guaranteed by our subsidiaries.  We are required to comply with certain financial and other restrictive covenants pursuant to these two Credit Facilities so long as borrowings remain outstanding thereunder.

Absent the completion of a transaction yielding sufficient cash proceeds to pay down or refinance our debt, or  receipt of waivers from our lenders   or a further amendment to the Term Loan Credit Facility , we will not be able to comply with the financial covenants under our Credit Facilities when required to do so.  Failure to meet these covenants would result in an Event of Default (as defined in the applicable Credit Facility ) and, to the extent the applicable lenders so elect, an acceleration of the Company’s existing indebtedness following the expiration of any applicable cure periods, causing such debt of approximately $122.1 million at December 31, 2016 (including $32.8 million under our ABL Credit Facility and $5.2 million of equipment lease financing indebtedness with cross-default provisions) to be immediately due and payable.  It could also result in the termination of all commitments to extend further credit under our ABL Credit Facility. As of the date of this Form 10-K, the Company does not have sufficient liquidity to repay all of its outstanding debt in full if such debt were accelerated.  In such event, our lenders could foreclose on any of our assets securing such debt.  These events could materially adversely affect our business, results of operations and financial condition.    See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”  If we are not able to timely, successfully or efficiently implement one or more of the strategic transactions that we are pursuing, we may need to seek voluntary protection under Chapter 11 of the U.S. Bankruptcy Code.

Our substantial indebtedness could adversely affect our operations and financial condition.

Our operations are capital intensive, and we operate with a high amount of debt relative to our size. At December 31, 2016, we had (i) $32.8 million in aggregate principal amount of indebtedness outstanding under our ABL Credit Facility, and (ii) $84.2 million in aggregate principal amount of indebtedness outstanding under our Term Loan Credit Facility.  Our level of indebtedness could have important consequences, such as:

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

The Credit Facilities require us, under certain limited circumstances, to maintain certain financial ratios and limit our ability to make capital expenditures.  As discussed above under the risk factor “There is substantial doubt as to our ability to continue as a going concern,” our Term Loan Credit Facility and related governing documents require us to comply with leverage ratio and fixed charge coverage ratio covenants by the end of the second quarter of fiscal 2017 and a minimum EBITDA target by the fiscal month ending April 30, 2017.  Under our ABL Credit Facility we are required to comply with a fixed charge coverage ratio if our liquidity as of the date of any determination is less than the greater of (i) 12.5% of the Maximum Revolver Amount ($50,000,000) and (ii) $6,125,000, subject to certain conditions. These covenants and ratios could have an adverse effect on our business by limiting our ability to take advantage of financing, merger and acquisition or other corporate opportunities and to fund our operations.   Moreover, absent the completion of a transaction yielding sufficient cash proceeds to pay down or refinance our debt, or receipt of waivers from our lenders    or a further amendment to our Term Loan Credit Facility, we will not be able to comply with the covenants under our Term Loan Credit Facility.  Breach of a covenant in the Credit Facilities could cause acceleration of a significant portion of our outstanding indebtedness. Any future debt could also contain financial and other covenants more restrictive than those imposed under the Credit Facilities.

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

Risks Related to the Frozen Products Segment

Farming is subject to numerous inherent risks, including changes in weather conditions and natural disasters, that can have an adverse impact on crop production and materially affect our results of operations.

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

The market for snack foods, such as those sold by us, is large and intensely competitive.  Competitive factors in the snack food industry include product quality and taste, brand awareness among consumers, access to grocery store shelf space, price, advertising and promotion, variety of snacks offered, nutritional content, product packaging and package design.  We compete in that market principally on the basis of product taste and quality.

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

Risks Related to Our Securities

Our shares of common stock would likely be delisted from trading on the NASDAQ Global Select Market following a Chapter 11 bankruptcy filing.

NASDAQ rules provide that securities of a company that trades on NASDAQ may be delisted in the event that such company seeks bankruptcy protection. In response to a Chapter 11 bankruptcy filing by us, NASDAQ would likely issue a delisting letter immediately following such a filing. If NASDAQ issued such a letter, our common stock would soon thereafter be delisted and there would be a very limited market or no market at all, in which its securities would be traded.

Substantial sales of our Common Stock by our stockholders could depress the market price of our Common Stock regardless of our operating results.

Sales of substantial amounts of our Common Stock in the public market, particularly sales by our directors, executive officers, employees and significant stockholders, or the perception that these sales could occur, could adversely affect the market price of our Common Stock and impair our ability to raise capital through offerings of our Common Stock.  All of our outstanding shares are either freely tradable, without restriction, in the public market or eligible for sale in the public market at various times, subject, in some cases, to volume limitations under Rule 144 of the Securities Act. Substantial sales of our Common Stock may make it more difficult for us to sell equity or equity-linked securities in the future at a time and at a price that we deem appropriate. These sales also could cause our stock price to fall and make it more difficult for you to sell shares of our Common Stock.

Our stock price has fluctuated, and may continue to fluctuate, and may decline regardless of our financial performance.

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

•	changes in operating performance and stock market valuations of other public companies generally, or those in our industry in particular;

•	price and volume fluctuations in the overall stock market, including as a result of trends in the global economy;

•	our ability or inability to raise additional capital and the terms on which we raise it;

•	future sales of Common Stock or the perception that sales could occur;

•	failure of suppliers to meet expectations;

•	the unavailability of berries or vegetables at attractive prices;

•	any major change in our Board or management;

•	developments relating to litigation, governmental investigation, the legal and regulatory environment, product recalls or changes in competitive conditions; and

•	other events or factors, including those resulting from war, incidents of terrorism, changes in weather conditions or natural disasters, or responses to these events.

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

Our amended certificate of incorporation, amended and restated bylaws and Delaware law contain provisions that could have the effect of delaying, preventing or rendering more difficult an acquisition of us if such acquisition is deemed undesirable by our Board.  Among other things, our amended certificate of incorporation and amended and restated bylaws include provisions:

•	authorizing “blank check” preferred stock, which could be issued by our Board without stockholder approval and may contain voting, liquidation, dividend and other rights superior to our Common Stock;

•	limiting the liability of, and providing indemnification to, our directors and officers;

•	limiting the ability of our stockholders to call and bring business before special meetings; and

•	controlling the procedures for the conduct and scheduling of Board and stockholder meetings.

These provisions, alone or together, could delay or prevent hostile takeovers and changes in control or changes in our management.

As a Delaware corporation, we are also subject to provisions of Delaware law, including Section 203 of the Delaware General Corporation law, which prevents certain stockholders holding more than 15% of our outstanding Common Stock from engaging in certain business combinations without approval of our Board and the holders of at least two-thirds of our outstanding Common Stock not held by such 15% or greater stockholder.

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

Item 1B.Unresolved Staff Comments.

We have received no written comments regarding our periodic or current reports from the Staff of the SEC that were issued 180 days or more preceding the end of our 2016 fiscal year that remain unresolved.

Item 2.Properties.

The following table summarizes information about our significant manufacturing, distribution, farming and administrative facilities in use as of December 31, 2016:

Operating Segment	Location	Primary Activities	Own or Lease	Total Space
Headquarters	Phoenix, Arizona	Executive Offices	Lease	13,865 sq ft

Snack products	Goodyear, Arizona	Manufacturing	Own	59,840 sq ft
	Tolleson, Arizona	Distribution	Lease	279,279 sq ft
	Bluffton, Indiana	Manufacturing	Own	135,781 sq ft
	Bluffton, Indiana	Distribution	Lease	100,000 sq ft

Frozen products	Lynden, Washington	Farming	Lease	840 acres
	Lynden, Washington	Manufacturing	Own	50,229 sq ft
	Bellingham, Washington	Manufacturing	Lease	34,169 sq ft
	Salem, Oregon	Manufacturing	Lease	28,524 sq ft
	Salem, Oregon	Manufacturing	Lease	65,000 sq ft
	Jefferson, Georgia	Manufacturing	Own	59,480 sq ft
	Thomasville, Georgia	Manufacturing	Own	101,290 sq ft
	Pensacola, Florida	Manufacturing	Lease	1,600 sq ft

We are responsible for all insurance costs, utilities and real estate taxes in connection with our facilities.  We believe that our facilities are adequately covered by insurance.  We also believe that our properties generally are in good operating condition and are suitable for our current purposes.

Item 3.Legal Proceedings.

For a discussion of legal proceedings, see Note 13 “Legal Proceedings” to the Consolidated Financial Statements in Part II, Item 8 of this Form 10-K.

Item 4.Mine Safety Disclosures.

Not applicable.

PART II

Item 5.Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our Common Stock is traded on the Nasdaq Global Select Market tier of the Nasdaq Stock Market under the symbol “SNAK.”

The following table sets forth the range of high and low sale prices of our Common Stock as reported on the Nasdaq Global Market for each quarter of the fiscal year ended December 31, 2016, and each quarter of the fiscal year ended December 26, 2015.

	Common Stock
	High	Low
Fiscal 2016:
First Quarter	$7.35	$4.91
Second Quarter	$8.25	$5.25
Third Quarter	$9.75	$7.11
Fourth Quarter	$10.15	$7.36

Fiscal 2015:
First Quarter	$13.08	$9.60
Second Quarter	$12.32	$8.51
Third Quarter	$11.24	$7.93
Fourth Quarter	$9.82	$6.57

Stockholders of Record

There were approximately 120 stockholders of record as of March 29, 2017.  We believe the number of beneficial owners is substantially greater than the number of record holders because a significant percentage of the Common Stock is held of record in broker “street names.”

Dividends

We have never declared or paid any dividends on the shares of our Common Stock.  Management intends to retain any future earnings for the operation and expansion of our business and does not anticipate paying any dividends at any time in the foreseeable future.  Additionally, certain of our debt agreements restrict our ability to declare and pay dividends.

Sales of Unregistered Securities

We did not make any sales of unregistered securities during fiscal 2016.

Issuer Purchases of Equity Securities

There were no shares repurchased during fiscal 2016.

Stock Price Performance Graph

Set forth below is a graph comparing the percentage change in the cumulative total stockholder return on our Common Stock with the cumulative total return of the Russell 2000 Index (Market Index) and the S&P Packaged Foods Index (Peer Index) for the period starting December 26, 2011 and ending December 31, 2016.  The graph assumes that $100 was invested on December 26, 2011 in our Common Stock and in each of the two indices, and that, as to such indices, dividends were reinvested.  We have not, since our inception, paid any cash dividends on our Common Stock.  Historical stock price performance reflected in the below graph is not necessarily indicative of future price performance.

SNAK
Market Index
Peer Index
400.00
350.00
300.00
250.00
200.00
150.00
100.00
50.00
-
Dec-11
Dec-12
Dec-13
Dec-14
Dec-15
Dec-16

	December 26,	December 26,	December 29,	December 27,	December 26,	December 31,
	2011	2012	2013	2014	2015	2016
Inventure Foods, Inc. Common Stock (SNAK)	100.00	168.72	360.16	329.41	191.98	263.37
Russell 2000 Index (Market Index)	100.00	112.31	156.71	164.01	155.85	183.17
S&P Packaged Foods (Peer Index)	100.00	106.08	136.33	153.26	173.51	183.15

See Note 10 “Stockholders’ Equity” to the Consolidated Financial Statements in Part II, Item 8 of this Form 10-K for a summary of treasury stock repurchases and retirements.

Item 6.Selected Financial Data.

The following selected historical consolidated financial data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited Consolidated Financial Statements and related notes to those statements included in this Form 10-K.  Numbers are expressed in thousands except per share data.  The selected historical consolidated financial data as of and for the fiscal years ended December 31, 2016, December 26, 2015, December 27, 2014, December 28, 2013 and December 29, 2012 have been derived from our audited Consolidated Financial Statements.  Fiscal 2016 contained 53 weeks and fiscal 2015, 2014, 2013 and 2012 each contained 52 weeks. The historical results are not necessarily indicative of results to be expected in any future period.

	December 31,	December 26,	December 27,	December 29,	December 31,
	2016	2015	2014	2013	2012
Year ended:
Net revenues	$269,012	$282,558	$285,663	$215,580	$185,179
Gross profit	32,759	20,337	53,121	38,886	36,892
Operating income (loss)	(17,681)	(26,499)	18,933	10,850	11,344
Net income (loss)	(30,249)	(20,783)	10,561	6,618	7,449
Earnings (Loss) per common share — diluted	$(1.54)	$(1.06)	$0.53	$0.33	$0.38
Weighted average common shares — diluted	19,644	19,588	19,990	19,789	19,574

As of:
Net working capital (1)	$(61,621)	$63,878	$55,027	$33,981	$25,151
Total assets	181,480	210,473	194,647	169,466	95,802
Long-term debt (1)	—	109,251	77,357	64,463	16,922
Stockholders’ equity	23,689	52,488	71,966	59,153	51,099

(1) Net working capital as of December 31, 2016 includes $119.8 million of debt that has historically been classified as long-term debt, but as of December 31, 2016 has been classified as a current liability.  See Note 8 “Term Debt and Line of Credit” to the Consolidated Financial Statements in Part II, Item 8 of this Form 10-K, for more information on debt classification.

Item 7.Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Executive Overview

The Company is a leading marketer and manufacturer of healthy/natural and indulgent specialty snack food brands.  Our products are marketed under a strong portfolio of brands, including Rader Farms®, Boulder Canyon®, Fresh Frozen™, Willamette Valley Fruit Company™ , T.G.I. Friday’s®, Jamba®, Vidalia®, Poore Brothers®, Nathan’s Famous ®, Bob’s Texas Style®, Tato Skins® and Seattle’s Best Coffee®.  T.G.I. Friday’s®, Jamba®, Nathan’s Famous® and Vidalia® are licensed brand names.  We complement our branded product retail sales with private label retail sales and co-packing arrangements.  The majority of our revenues are attributable to external customers in the United States.  We sell to external customers internationally; however, the revenues attributable to those customers are immaterial.

Our better-for-you snack and frozen products are supported by strong underlying consumer trends.  We seek to stay competitive with consistent, on-trend new product offerings.  A focus of our snack products has been on cooking in healthier oils for our kettle and popcorn products.  Our Boulder Canyon brand is particularly focused on healthy eating trends and clean ingredients.  During the fourth quarter of 2016 we introduced new on-trend baked snack items that are very unique and consist of vegetables, lentils and ancient grains with distinctive seasonings.  The Boulder Canyon brand has experienced solid distribution gains in both the natural and grocery channels.  An additional offering in-line with recent consumer trends was the successful launch of our Boulder Canyon riced vegetable products.

Fiscal 2016 was impacted by market pricing pressure on frozen fruit, capacity constraints during part of the year for kettle snack products, loss of a co-pack customer and decreased distribution of certain products, resulting in a 4.8% decrease in net revenues over the prior fiscal year to $269.0 million.  In fiscal 2016, our products in the healthy/natural category represented 85.8% of net sales, a 1.5 point increase from the prior year.  For fiscal 2016, 2015 and 2014, net revenues of our healthy/natural food category totaled $230.8 million, $238.1 million and $236.6 million, respectively.  For fiscal 2016, 2015 and 2014, net revenues of our indulgent specialty snack food category totaled $38.2 million, $44.5 million and $49.1 million, respectively.

Our frozen berry business experienced pressure primarily due to reduced sales distribution and a decrease in the market price of our most significant frozen berry product.  These factors contributed to a decrease in frozen berry sales of 8.4% for the year. Sales of our Rader Farms® Fresh Start products, which combine a healthful blend of frozen fruit and vegetables, increased 69% for the year, reflecting the continuing strength of our Rader Farms® branded products.  We continue to ramp up distribution across sales channels including club stores, mass merchandisers, and several key grocery store retailers.  During 2016, we succeeded in expanding our industrial fruit sales and increasing volumes sold.  However, the pricing of our fruit was negatively impacted by market declines.   We remain focused on ways to grow our branded frozen berry business.

Better-for-you snack brands are outpacing the growth of traditional snacks.  We believe the trend for healthier snacks will continue and will provide new revenue growth opportunities for our healthy/natural products.  We intend to continue brand investments in fiscal 2017 to drive further sales and earnings growth in the long term. During 2016, we increased our kettle capacity and expanded our kettle manufacturing capabilities to our Bluffton, Indiana plant.  We expect the increased capacity to help improve margins, with both increased efficiencies and decreased freight expense to the east coast.

On September 29, 2014, we acquired the assets and intellectual property of a small boutique frozen desserts business, Sin In A Tin™, for approximately $160,000 in cash. An additional amount of up to $0.5 million is payable to the seller in the form of an earn-out based on future net revenues derived from the Sin In A Tin™ products.

All of our assets are located in the United States and include manufacturing facilities in Arizona, Georgia, Florida, Indiana, Oregon and Washington.

Recent Developments

On March 23, 2017, we announced the sale of certain assets, properties and rights of our wholly owned subsidiary, Fresh Frozen Foods (the “Fresh Frozen Asset Sale”), to The Pictsweet Company (“Pictsweet”),  pursuant to an Asset Purchase Agreement, dated as of such date, by and among the Company, Fresh Frozen Foods and Pictsweet (the “Purchase Agreement”).  In accordance with the Purchase Agreement, Pictsweet acquired Fresh Frozen Food’s frozen food processing equipment assets, certain real property and associated plants located in Jefferson, Georgia and Thomasville, Georgia, and other intellectual property and inventory.  The Fresh Frozen Foods plants processed and packaged IQF vegetables and fruits sold primarily under the Fresh Frozen™ brand. As consideration for the acquisition, Pictsweet paid the Company $23.7 million in cash.  The Company’s net proceeds from the Fresh Frozen Asset Sale were $19.5 million, after payment of professional fees and other transaction expenses.  These proceeds were used to pay down amounts outstanding under the Company’s Credit Facilities.

Strategic and Financial Review Process

In July 2016, we announced that our Board had commenced a strategic and financial review of the Company, with the objective to increase shareholder value.  We engaged Rothschild Inc. to serve as our financial advisor and assist us in this process.  We remain actively involved in this process and are continuing to pursue various strategic alternatives.  No assurance can be given as to the outcome or timing of this process or that it will result in the consummation of any specific transaction.

Going Concern Uncertainty

We have incurred losses from operations in each of the quarterly periods since our product recall in April 2015.  This fact, together with the projected near term outlook for our business and our inability to complete a strategic transaction (other than the Fresh Frozen Asset Sale) by year end or demonstrate that such a transaction is imminent, raise substantial doubt about our ability to continue as a going concern.  In reaching such conclusion, management considered the following specific conditions:

•

Our Credit Facilities and related governing documents contain requirements (as more fully described under “Liquidity and Capital Resources” below) that, among other things, require us to comply with leverage ratio and fixed charge coverage ratio covenants by the end of the second quarter of fiscal 2017 and a minimum EBITDA target by the fiscal month ending April 30, 2017.  Absent the completion of as strategic transaction yielding sufficient cash proceeds (in addition to those received from the Fresh Frozen Asset Sale) to pay down or refinance debt, or receipt of waivers from our lenders or a further amendment to our Term Loan Credit Facility, we will not be able to comply with these covenants when required to do so.  Failure to meet these covenants would result in a default under such credit facility and, to the extent the applicable lenders so elect, an acceleration of the Company’s existing indebtedness, causing such debt of approximately $122.1 million at December 31, 2016 (including $5.2 million of other equipment financing indebtedness that includes cross-default provisions) to be immediately due and payable.  The Company does not have sufficient liquidity to repay all of its outstanding debt in full if such debt were accelerated.

•

Under our ABL Credit Facility, we are required to comply with a fixed charge coverage ratio if our liquidity as of the date of any determination is less than the greater of (i) 12.5% of the Maximum Revolver Amount ($50,000,000) and (ii) $6,125,000, subject to certain conditions. As of the date of this Form 10-K, we would not be able to comply with this ratio if our liquidity were to fall below the applicable threshold.

•

Our Credit Facilities also require us to furnish our audited financial statements without a “going concern” uncertainty paragraph in the auditor’s opinion.  Our consolidated financial statements for the fiscal year ended December 31, 2016 included herein contain a “going concern” explanatory paragraph.

As noted above and as more fully described under “Liquidity and Capital Resources” below, the Company’s Board and management are in the process of exploring various strategic transactions.  We have obtained a temporary waiver of the going concern qualification until May 15, 2017 from each of the lenders under the Credit Facilities.  There can be no assurance that we will be successful in our pursuit of a strategic transaction or that we will be able consummate a strategic transaction in time to address our financial covenant requirements and going concern qualification, or at all, or if we do complete a strategic transaction it will be on commercially reasonable terms.  As a result, our liquidity and ability to timely pay our obligations when due could be adversely affected.

The accompanying consolidated financial statements are prepared on a going concern basis and do not include any adjustments that might result from uncertainty about our ability to continue as a going concern, other than the reclassification of certain long-term debt and the related debt issuance costs to current liabilities and current assets, respectively.  The report from our independent registered public accounting firm on our consolidated financial statements for the year ended December 31, 2016 includes an explanatory paragraph regarding our ability to continue as a going concern.

Our lenders may resist renegotiation or lengthening of payment and other terms through legal action or otherwise if we are unsuccessful in our efforts to complete a strategic transaction.  If we are not able to timely, successfully or efficiently implement the strategies that we are pursuing, we may need to voluntarily seek protection under Chapter 11 of the U.S. Bankruptcy Code.

Results of Operations

The following discussion summarizes the significant factors affecting our consolidated operating results, financial condition, liquidity and capital resources.  This discussion should be read in conjunction with “Item 8. Financial Statements and Supplementary Data” and the “Cautionary Statement Regarding Forward-Looking Statements” on page 1.

Our fiscal year ends on the last Saturday occurring in the month of December of each calendar year.  Accordingly, fiscal 2016 commenced December 27, 2015 and ended December 31, 2016.  The fiscal year end dates result in an additional week of results every five or six years.  There were 53 weeks in fiscal 2016 and 52 weeks in each of fiscal 2015 and 2014.  The following table sets forth for the periods presented certain financial data as a percentage of net sales for the fiscal years ended December 31, 2016, December 26, 2015 and December 27, 2014:

	2016	2015	2014
Net revenues	100.0%	100.0%	100.0%
Cost of revenues	87.8	92.8	81.4
Gross profit	12.2	7.2	18.6
Selling, general and administrative expenses	13.0	13.3	12.0
Impairment of Goodwill and Intangible Asset	5.7	3.3	—
Operating income (loss)	(6.5)	(9.4)	6.6
Interest expense, net	3.7	2.2	0.9
Loss before income taxes	(10.2)	(11.6)	5.7
Income tax expense (benefit)	1.0	(4.2)	2.0
Net (loss) income	(11.2)%	(7.4)%	3.7%

Our operations consist of two reportable segments:  frozen products and snack products.  The frozen products segment includes frozen fruits, vegetables, beverages and frozen desserts, for sale primarily to grocery stores, club stores and mass merchandisers. The snack product segment includes manufactured potato chips, kettle chips, potato crisps, potato skins, pellet snacks, sheeted dough products, popcorn and extruded products for sale primarily to snack food distributors and retailers.

Fiscal 2016 Compared to Fiscal 2015

Net Revenues.  In fiscal 2016, net revenues decreased $13.5 million, or 4.8%, to $269.0 million compared with net revenues of $282.6 million for the prior fiscal year. Our net revenues by operating segment were as follows (in thousands):

	Year Ended
	December 31,	December 26,	%
	2016	2015	Change
Frozen products	$160,550	$167,166	(4.0)
Snack products	108,462	115,392	(6.0)
Consolidated	$269,012	$282,558	(4.8)%

The frozen products segment net revenues were $160.6 million in fiscal 2016, a decrease of $6.6 million, or 4.0%, compared with net revenues of $167.2 million for the prior fiscal year.  This decrease was driven by lower revenues for the Company’s most significant frozen berry product due to reduced sales distribution and a market price decrease, which was partially offset by increased net revenues for branded frozen fruit and frozen vegetables as compared to the prior-year period.

The snack products segment net revenues were $108.5 million in fiscal 2016, a decrease of $6.9 million, or 6.0%, compared with net revenues of $115.4 million for the prior fiscal year.  This decrease was driven by an increase in trade promotional investments to support future growth and a decline in production of product for third parties and license brand net revenues, partially offset by an increase in Boulder Canyon® net revenues as a result of increased distribution and velocity.

Gross Profit.  Gross profit for fiscal 2016 was $32.8 million, or 12.2% of net revenues, compared to $20.3 million, or 7.2% of net revenues, for the prior fiscal year.  Our gross profit and gross profit as a percentage of net sales by operating segment were as follows (in thousands):

	Year Ended
	December 31,	% of Net	December 26,	% of Net
	2016	Revenues	2015	Revenues
Frozen Products	$15,067	9.4%	$2,729	1.6%
Snack Products	17,692	16.3%	17,608	15.3%
Consolidated	$32,759	12.2%	$20,337	7.2%

Frozen products gross profit, excluding product recall costs (1)	$15,067	9.4%	$19,871	11.9%

(1)	See “Non-GAAP Data and Reconciliations” below

The frozen products segment gross profit was $15.1 million in fiscal 2016, compared to $2.7 million for the prior fiscal year.  Excluding $17.1 million of product recall expenses recorded in cost of revenues in fiscal 2015 (as discussed below in “Non-GAAP Data and Reconciliations”), our frozen products segment gross profit decreased $4.8 million for fiscal 2016 compared to the prior fiscal year and as a percentage of net revenues decreased 250 basis points to 9.4%, compared to 11.9% for the prior fiscal year. This decrease was due to packing higher priced purchased fruit remaining from fiscal 2015 purchase commitments, as well as sales pricing pressure attributable to decreasing market prices.  Our frozen products segment gross margin decline was also due to incremental costs incurred in our Fresh Frozen business to enhance product testing and improve manufacturing operations implemented in the second half of fiscal 2015.

The snack products segment gross profit was $17.7 million in fiscal 2016, an increase of $0.1 million, or 0.5%, compared to gross profit of $17.6 million for the prior fiscal year, and increased as a percentage of net revenues to 16.3% in fiscal 2016 compared to 15.3% in the prior fiscal year.  The increase in snack product gross margin was primarily due to increased capacity eliminating the need for co-packers used in the prior year to supplement production and reduced freight for east coast sales. The increased capacity also allowed for improved efficiency and overhead absorption.  The snack products segment gross margin was negatively affected by product and sales channel mix.

Selling, General and Administrative Expenses.  Selling, general and administrative (“SG&A”) expenses decreased $2.6 million, or 6.8%, during fiscal 2016, compared to the prior fiscal year. Excluding $2.2 million of costs related to the product recall recorded in SG&A in fiscal 2015 (as discussed below in “Non-GAAP Data and Reconciliations”), SG&A expenses decreased $0.4 million for fiscal 2016 compared to the prior fiscal year and, as a percentage of net revenues, increased 50 basis points to 13.0% compared to 12.5% for the prior fiscal year. The increase in SG&A expenses as a percentage of net revenues was a result of $0.7 million of costs related to ongoing litigation and the strategic and financial review

Impairment of Goodwill and Intangible Asset.  In fiscal 2016, as a result of declining sales from our Fresh Frozen business we concluded that the goodwill was fully impaired and the intangible asset related to the Fresh Frozen trademark was partially impaired. Accordingly, we recorded an impairment of goodwill related to the Fresh Frozen business of $8.3 million and an impairment of the Fresh Frozen Foods trademark of $7.1 million.  In fiscal 2015, as a result of the product recall we concluded that the intangible asset related to the acquired customer relationships of Fresh

Frozen Foods was fully impaired.  Accordingly, we recorded an intangible asset impairment charge of $9.3 million in the first quarter of fiscal 2015.

Interest Expense.  Net interest expense increased $3.5 million, to $9.9 million, in fiscal 2016 compared to $6.3 million in fiscal 2015.  This increase was primarily due to higher debt balances and interest rates associated with the Credit Facilities entered into in November 2015.

Income Tax Provision.  The income tax provision was an expense of $2.7 million for fiscal 2016 compared to a benefit of $12.0 million of tax provision in the prior fiscal year.  Our effective income tax expense rate was (9.8)% in fiscal 2016, compared to 36.7% in fiscal 2015.  The fiscal 2016 tax provision included non-cash tax expense of $12.6 million from recording of a full valuation allowance of our deferred tax asset.

Fiscal 2015 Compared to Fiscal 2014

Net Revenues.  In fiscal 2015, net revenues decreased $3.1 million, or 1.1%, to $282.6 million compared with net revenues of $285.7 million for the prior fiscal year. Our net revenues by operating segment were as follows (in thousands):

	Year Ended
	December 26,	December 27,	%
	2015	2014	Change
Frozen Products	$167,166	$179,518	(6.9)%
Snack Products	115,392	106,145	8.7%
Consolidated	$282,558	$285,663	1.1%

Frozen products, excluding the Fresh Frozen business since the product recall (1)	$137,643	$132,879	3.6%

(1)	See “Non-GAAP Data and Reconciliations” below.

The frozen products segment net revenues were $167.2 million in fiscal 2015, a decrease of $12.3 million, or 6.9%, compared with net revenues of $179.5 million for the prior fiscal year.  This decrease was primarily attributable to the voluntary product recall of our Fresh Frozen business that commenced in April 2015. Excluding Fresh Frozen sales since the product recall in April 2015 (as discussed below in “Non-GAAP Data and Reconciliations”), the frozen products segment net revenues increased by 3.6%, driven by our frozen fruit business that increased despite a nearly 20% pricing decline and lost distribution of our most significant frozen berry item.

The snack products segment net revenues were $115.4 million in fiscal 2015, an increase of $9.3 million, or 8.7%, compared with net revenues of $106.1 million for the prior fiscal year.  This increase was primarily due to increased sales of our Boulder Canyon® and healthy/natural private label products. Our Boulder Canyon® brand’s increased distribution and sales growth has been supported with continued new product innovation.

Gross Profit.  Gross profit for fiscal 2015 was $20.3 million, or 7.2% of net revenues, compared to $53.1 million, or 18.6% of net revenues for the prior fiscal year.  Our gross profit and gross profit as a percentage of net sales by operating segment were as follows (in thousands):

	Year Ended
	December 26,	% of Net	December 27,	% of Net
	2015	Revenues	2014	Revenues
Frozen Products	$2,729	1.6%	$32,329	18.0%
Snack Products	17,608	15.3%	20,792	19.6%
Consolidated	$20,337	7.2%	$53,121	18.6%

Frozen products gross profit, excluding product recall costs (1)	$19,871	11.9%	$32,329	18.0%

(1)	See “Non-GAAP Data and Reconciliations” below

The frozen products segment gross profit was $2.7 million in fiscal 2015, a decrease of $29.6 million, or 91.6%, compared to gross profit of $32.3 million for the prior fiscal year.  The decrease is attributable to our voluntary product recall.  Expenses associated with the voluntary product recall reduced gross profit by $17.1 million and consisted of $21.3 million of recall-related disposal costs of inventory, product returns and fees from consumers and customers, as well as increased co-packing, partially offset by $4.2 million of insurance recoveries (see Note 2 “Product Recall” to the Consolidated Financial Statements in Part II, Item 8 of this Form 10-K). Excluding the costs directly associated with the Fresh Frozen product recall (as discussed below in “Non-GAAP Data and Reconciliations”), gross profit for fiscal 2015 was $19.9 million, compared to $32.3 million in the prior fiscal year. Gross profit as a percentage of revenue was 11.9% in fiscal 2015, compared to 18.0% in the prior year.  This 610 basis point decrease in gross margin was driven in part by incremental costs added to the Fresh Frozen business to enhance product testing and improve related manufacturing operations, as well as increased cold storage costs incurred as a result of higher raw material inventory levels.  The gross margin decline was also a result of pricing pressure experienced in our frozen fruit business.

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

Selling, General and Administrative Expenses.  SG&A expenses increased $3.4 million, or 9.9%, during fiscal 2015, compared to the prior fiscal year.  SG&A expense included additional professional fee expenses of $2.2 million due to the Fresh Frozen voluntary product recall.  In fiscal 2014, SG&A expense included the reversal of the Fresh Frozen Foods contingent consideration liability offset by estimated Jamba litigation settlement costs and fees associated with the Company’s secondary offering.  The net impact of these items reduced SG&A expenses in fiscal 2014 by $1.9 million.  Excluding the impact of these items (as discussed below in “Non-GAAP Data and Reconciliations”), SG&A expenses decreased $0.7 million to $35.4 million in fiscal 2015 compared to $36.1 million in the prior fiscal year and as a percentage of net revenues remained flat at 12.5% compared to 12.6% in the prior fiscal year.

Impairment of Goodwill and Intangible Asset.  In fiscal 2015, as a result of the product recall we concluded that the intangible asset related to the acquired customer relationships of Fresh Frozen Foods was fully impaired.  Accordingly, we recorded an intangible asset impairment charge of $9.3 million in the first quarter of fiscal 2015.

Interest Expense.    Net interest expense increased $3.7 million, to $6.3 million, in fiscal 2015 compared to $2.6 million in fiscal 2014.  This increase was primarily due to higher debt balances associated with the Credit Facilities entered into in November 2015 and the write off of deferred financing fees of $0.5 million and settlement of interest rate swaps of $0.1 million associated with the repayment of our Prior Credit Facility and higher interest rate charges associated with two previous bridge loans entered into with U.S. Bank under the Prior Credit Facility to help fund the cost of the voluntary product recall.

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

Non-GAAP Data and Reconciliations

Frozen Products Net Revenues Excluding the Fresh Frozen Business Since the Product Recall. “Frozen products net revenues excluding the Fresh Frozen business since the product recall” is defined as frozen products net revenue less the net revenues of our frozen vegetable products since the voluntary product recall in April 2015. We present frozen products net revenues excluding the Fresh Frozen business since the product recall because we believe it allows for better comparability with current period as the prior period net revenues were reduced as a result of the prior year voluntary product recall that resulted in the temporary shutdown of our frozen vegetable packaging facility.

A reconciliation of frozen products net revenues excluding the Fresh Frozen business since the product recall to frozen products net revenues is as follows (in thousands):

	December 26,	December 27,
Frozen products segment:	2015	2014
Net revenues excluding the Fresh Frozen business	$137,643	$132,879
Net revenues of the Fresh Frozen business	29,523	46,639
Frozen products net revenues	$167,166	$179,518

Frozen Products Gross Profit Excluding Product Recall Costs and Selling, General and Administrative Expenses Excluding Product Recall Costs. “Frozen products gross profit excluding product recall costs” is defined as frozen products gross profit before the write-down of inventory on hand and estimated other costs related to the product recall, including product expected to be returned. “Selling, general and administrative expenses excluding product recall costs” or “SG&A expenses excluding product recall costs” is defined as SG&A expenses before accounts receivable reserve adjustments and incremental recall-related professional fees, Fresh Frozen contingent consideration adjustment, Jamba litigation settlement and offering costs. We present frozen products gross profit excluding product recall costs and SG&A expenses excluding product recall costs because we believe they provide useful information regarding the Company’s normal operating results and allow for better comparability with current period operating results.

A reconciliation of frozen products gross profit excluding product recall costs to frozen products gross profit is as follows (in thousands):

	Fiscal Years
	December 31,	December 26,	December 27,
Frozen products segment:	2016	2015	2014
Gross profit, excluding product recall costs	$15,067	$19,871	$32,329
Estimated costs related to the product recall, including product expected to be returned, the write-down of inventory, and incremental co-packing costs	—	(21,314)	—
Insurance recovery of product recall costs	—	4,172	—
Frozen products gross profit	$15,067	$2,729	$32,329

A reconciliation of SG&A expenses excluding product recall costs to SG&A expenses is as follows (in thousands):

	Fiscal Years
	December 31,	December 26,	December 27,
	2016	2015	2014
Selling, general and administrative expenses, excluding product recall costs	$34,994	$35,385	$36,080
Incremental recall-related professional fees	—	2,174	—
Fresh Frozen contingent consideration adjustment	—	—	(2,653)
Jamba litigation settlement	—	—	435
Offering costs	—	—	326
Selling, general and administrative expense	$34,994	$37,559	$34,188

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

We have incurred losses from operations in each of the quarterly periods since our product recall in April 2015.  The significant risks and uncertainties described under “Executive Overview — Going Concern Uncertainty” raise substantial doubts about the Company’s ability to continue as a going concern.  The report of the Company’s independent registered public accounting firm that accompanies its audited consolidated financial statements in this Form 10-K contains an explanatory paragraph regarding the substantial doubt about the Company’s ability to continue as a going concern.  The following paragraphs provide a historical overview of actions taken by the Company prior to the filing of this Form 10-K.

In July 2016, we announced that our Board had commenced a strategic and financial review with the objective to increase shareholder value.  We engaged Rothschild Inc. to serve as our financial advisor and assist us in this process.  We have been actively involved in this process since such engagement and are continuing to pursue various strategic alternatives.  As disclosed in our prior reports filed with the SEC, no assurance can be given as to the outcome or timing of this process or that it will result in the consummation of any specific transaction.

On September 27, 2016, we entered into a Second Amendment to our Term Loan Credit Facility (the “Second Amendment”), which, among other things, deferred compliance with the Total Leverage Ratio and Fixed Charge Coverage Ratio (as defined in such facility) covenants under the Term Loan Credit Facility until the second quarter of fiscal 2017, and added a new minimum EBITDA target that must be complied with commencing with the fiscal month ending April 30, 2017.

In our Quarterly Report on Form 10-Q for the fiscal quarter ended September 24, 2016, we reported that (i) in accordance with applicable FASB accounting standards, all of our outstanding debt had been reclassified in our accompanying condensed consolidated balance sheet as a current liability as of September 24, 2016, and (ii) absent the Second Amendment, we would not have been in compliance with the Total Leverage Ratio under the Term Loan Credit Facility as of September 24, 2016.  We also reported that, unless our results of operations materially improved by the second quarter of fiscal 2017, we engage in a strategic transaction that enables us to refinance or pay down our debt, or we secure a waiver or further loan amendment from our lenders, there was a risk that we would not be in compliance with our financial covenants at the end of the second quarter of fiscal 2017.

As of the date of filing of this Form 10-K, our results of operations have not materially improved nor have we completed a strategic transaction (other than the Fresh Frozen Asset Sale).  As a result, management concluded that conditions exist that raise substantial doubt about our ability to continue as a going concern.  Absent a waiver from our lenders, this “going concern” qualification would trigger a default under our Credit Facilities, each of which require that we deliver financial statements without any qualifications, including any “going concern” or like qualification or exception.  We have obtained a temporary waiver of the going concern qualification until May 15, 2017 from each of the lenders under our Credit Facilities.  Accordingly, absent completion by May 15, 2017 of a strategic transaction that yields sufficient cash proceeds to pay down or refinance our debt, or receipt of further waivers from our lenders, the going concern waiver will have expired and we will be in default of the Credit Facilities.  Further, if we have not timely completed a strategic transaction, absent a waiver from our lenders or a further amendment deferring compliance with the minimum EBITDA target by the fiscal month ending April 30, 2017 or the other financial covenants at the end of the second quarter of fiscal 2017, we will be in default of the Term Loan Credit Facility.

Failure to meet any financial covenant under the Credit Facilities or the existence of a going concern opinion that has not been waived by our lenders would result in an event of default thereunder and, to the extent the applicable lenders so elect, an acceleration of the Company’s existing indebtedness, causing such debt of approximately $122.1 million at December 31, 2016  (including $5.2 million of other equipment financing indebtedness that includes cross-default provisions) to be immediately due and payable.  In such event, our lenders could foreclose on any of our assets securing such debt.  The Company does not have sufficient liquidity to repay all of its outstanding debt in full if such debt were accelerated.  It could also result in the termination of all commitments to extend further credit under our ABL Credit Facility.  See the disclosure below under the caption “Debt and Capital Resources” and in Note 8, “Term Debt and Line of Credit” of Notes to Consolidated Financial Statements included in this report for additional information regarding our Term Loan Credit Facility and ABL Credit Facility.

Cash and Cash Flow

The following table sets forth for the periods presented certain consolidated cash flow information for the fiscal years ended December 31, 2016, December 26, 2015 and December 27, 2014 (in thousands):

	December 31,	December 26,	December 27,
	2016	2015	2014
Net cash (used in) provided by operating activities	$8,774	$(11,353)	$(1,282)
Net cash used in investing activities	(12,963)	(11,240)	(13,243)
Net cash provided by financing activities	2,646	24,417	14,110
Net (decrease) increase in cash and cash equivalents	(1,543)	1,824	(415)
Cash and cash equivalents at beginning of year	2,319	495	910
Cash and cash equivalents at end of year	$776	$2,319	$495

Our primary uses of cash during fiscal 2016 were expenses to fund capital expenditures.

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

Net cash provided by operating activities was $8.8 million in fiscal 2016 compared to net cash used in operating activities of $11.4 million in fiscal 2015.  The $20.2 million year-over-year change was primarily a result of the cash outlays in 2015 attributable to the product recall, as well as managing and reducing frozen product inventory levels in fiscal 2016.

Net cash used in operating activities totaled $11.4 million in fiscal 2015 compared to net cash used in operating activities of $1.3 million in fiscal 2014.  The $10.1 million year-over-year change was primarily a result of the cash outlays attributable to the product recall, as well as the impact of reduced sales of frozen vegetables during the temporary shutdown of our Jefferson, Georgia facility.

Investing Cash Flows

Net cash used in investing activities was $13.0 million in fiscal 2016, compared to $11.2 million in fiscal 2015 and $13.2 million in fiscal 2014. Our fiscal 2016 investing activities primarily were driven by $12.7 million in capital expenditures for manufacturing equipment and enterprise resource planning, or ERP, system integration.  Our fiscal 2015 investing activities primarily were driven by capital expenditures for manufacturing and packaging equipment at our Goodyear, Arizona facility, building and equipment enhancements in our Jefferson, Georgia facility, as well capitalized software costs associated with an ERP system upgrade.   Our fiscal 2014 investing activities primarily were driven by capital expenditures made to increase our production capacity.  In fiscal 2017, we plan to spend approximately $3.0 million in capital expenditures, primarily at our manufacturing facilities.  Capital expenditures are funded primarily by net cash flow from operating activities, cash on hand, and available credit from our ABL Credit Facility.

Financing Cash Flows

Net cash provided by financing activities totaled $2.6 million and $24.4 million for fiscal 2016 and 2015, respectively.  The $21.8 million decrease in year-over-year net cash provided by financing activities primarily reflects net borrowings made in fiscal 2015 as a result of our voluntary product recall.

Net cash provided by financing activities totaled $24.4 million and $14.1 million for fiscal 2015 and 2014, respectively.  The $10.3 million increase in year-over-year net cash provided by financing activities primarily reflects $31.2 million of additional borrowings under the Credit Facilities to fund costs associated with the product recall; offset by $6.4 million of payments made for debt financing fees.

Net cash used by financing activities in fiscal 2014 totaled $14.1 million which was primarily attributable to borrowings made to fund capital expenditures and operations, including building inventory to accommodate the continued growth in demand for our products.

Debt and Capital Resources

ABL Credit Facility and Term Loan Credit Facility

The summary of our indebtedness and restrictive and financial covenants set forth below is qualified by reference to our ABL Credit Facility and Term Loan Credit Facility, both of which are exhibits to our public filings with the SEC.

ABL Credit Facility

On November 18, 2015, we entered into a five-year ABL Credit Facility with Wells Fargo, as administrative agent, and the other lenders party thereto replacing our Prior Credit Facility.  All commitments under the Prior Credit Facility were terminated and all outstanding borrowings thereunder were repaid effective November 18, 2015.  The remaining obligations of the Company and its subsidiaries under the Prior Credit Facility generally are limited to certain remaining contingent indemnification obligations.

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

Availability of borrowings under the ABL Credit Facility is subject to, among other things, a borrowing base calculation based upon a valuation of our eligible accounts and eligible inventory (including eligible finished goods, raw materials, and by-products inventory), each multiplied by an applicable advance rate or limit, and certain reserves and caps customary for financings of this type.  If at any time the aggregate amounts outstanding under the ABL Credit Facility exceed the borrowing base then in effect, a prepayment of an amount sufficient to eliminate such excess is required to be made.  Availability of borrowings under the ABL Credit Facility is also subject to a bring down of the representations and warranties in such Facility and the absence of any default thereunder (including any such default under our financial and other covenants in our Term Loan Credit Facility described below).  Voluntary prepayments of revolving loans under the ABL Credit Facility are permitted at any time, in whole or in part, without premium or penalty.

Borrowings under the ABL Credit Facility bear interest, at the Company’s option, at a base rate or LIBOR plus, in each case, an applicable margin.  LIBOR is reset at the beginning of each selected interest period based on the LIBOR rate then in effect; provided that, if LIBOR is below zero, then such rate will be equal to zero plus the applicable margin.  The base rate is a fluctuating interest rate equal to the highest of (i) the federal funds effective rate from time to time plus 0.50%, (ii) LIBOR (after taking account of any applicable floor) applicable for an interest period of one month plus 1.00%, and (iii) the prime lending rate announced from time to time by Wells Fargo.  The applicable margin is subject to adjustment based on the Company’s Average Excess Availability (as defined in the ABL Credit Facility).  Additionally, to maintain availability of funds under the ABL Credit Facility, we pay a monthly commitment fee of 0.25-

0.375% per annum, depending on the average ABL Credit Facility balance, on the unused portion of the ABL Credit Facility.

Ongoing extensions of credit under the ABL Credit Facility are subject to customary conditions, including sufficient availability under the borrowing base.  The ABL Credit Facility also contains covenants that require the Company to, among other things, periodically furnish financial and other information to the various lenders.  The ABL Credit Facility contains customary negative covenants and also requires the Company, together with its subsidiaries, to comply with a Fixed Charge Coverage Ratio (as defined in the ABL Credit Facility) upon exceeding certain minimum availability requirements.

Events of default under the ABL Credit Facility include customary events such as a cross-default provision with respect to other material debt. As of December 31, 2016, the Company is in compliance with all covenants of the ABL Credit Facility, except for the requirement to deliver audited financial statements without a going concern opinion.  We have obtained a temporary waiver of the going concern qualification until May 15, 2017 from the lenders under the ABL Credit Facility.

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

As of December 31, 2016, there was $32.8 million outstanding under the ABL Credit Facility and the net availability thereunder was $10.3 million.

Term Loan Credit Facility

Also on November 18, 2015 and concurrent with the execution of the ABL Credit Facility, we entered into a five-year Term Loan Credit Facility with BSP, as administrative agent, and the other lenders party thereto.  The Term Loan Credit Facility provides for an $85.0 million senior secured term loan that matures on November 17, 2020.  The Term Loan Credit Facility also provides that, under certain conditions, we may increase the aggregate principal amount of term loans outstanding thereunder by up to $25.0 million.  As noted above, we used the proceeds of the Term Loan Credit Facility, together with certain proceeds of the ABL Credit Facility, to refinance the indebtedness under the Prior Credit Facility and to fund payment of certain fees and costs related to the Credit Facilities.  Unlike amounts repaid under the ABL Credit Facility, any amounts we repay under the Term Loan Credit Facility may not be reborrowed.  The Term Loan Credit Facility also matures on November 17, 2020.

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

The Term Loan Credit Facility also contains affirmative and negative covenants that require the Company to, among other things, periodically furnish financial and other information to the various lenders.  The Term Loan Credit Facility contains customary negative covenants and also requires the Company, together with its subsidiaries, to comply with a Fixed Charge Coverage Ratio (as defined in the Term Loan Facility) and a Total Leverage Ratio (as defined in the Term Loan Credit Facility).  On September 27, 2016, the Company entered into the Second Amendment. The Second Amendment defers compliance with the Company’s Total Leverage Ratio and Fixed Charge Coverage Ratio covenants until the second quarter of fiscal 2017, requires the Company to comply with a minimum EBITDA covenant commencing with the fiscal month ending April 30, 2017, and increases the Base Rate Margin and the Libor Rate Margin thereunder by 100 basis points.  The Second Amendment also amends the fees payable to the lenders in the event of prepayment and restricts the Company’s ability to raise equity to cure an event of default arising out of the breach of any financial covenants under the Term Loan Credit Facility until the fourth quarter of fiscal 2017.  Unless we engage in a strategic transaction that enables us to pay down or refinance our debt, or we secure a waiver from our lenders or enter into a further amendment to our Term Loan Credit Facility,  we will not be in compliance with our financial covenants at the end of the second quarter of fiscal 2017.  Such a breach would constitute an Event of Default under (and as defined in) the Term Loan Credit Facility if it remains uncured or a modification or waiver is not agreed to by the lender under such facility.  A default under the Term Loan Credit Facility would trigger a default under the ABL Credit Facility and certain of our equipment lease financing arrangements, as these facilities each contain cross-default provisions.  In the event of non-compliance and if we are unable to secure necessary waivers or modifications to the Term Loan Credit Facility, the lenders under our various loan facilities would have the right to accelerate the indebtedness thereunder.  In such an event, we would not have the liquidity sufficient to repay such indebtedness or meet our operating expenses, capital expenditures and other cash needs.

As of December 31, 2016, the amount outstanding under the Term Loan Credit Facility was $84.2 million and the interest rate payable was 9.0%.  Voluntary prepayments of amounts outstanding under the term loan are subject to a 2% prepayment penalty.

Events of default under the Term Loan Credit Agreement include customary events such as a cross-default provision with respect to other material debt.  As of December 31, 2016, the Company is in compliance with all covenants of the Term Loan Credit Agreement, except for the requirement to deliver audited financial statements without a going concern opinion.  We have obtained a temporary waiver of the going concern qualification until May 15, 2017 from the lenders under the Term Loan Credit Facility.

See Note 8 to our Consolidated Financial Statements “Term Debt and Line of Credit” in Part II, Item 8 of this Form 10-K.

Outlook

All of the Company’s outstanding debt has been reclassified in the accompanying condensed consolidated balance sheet as a current liability as of December 31, 2016.  Absent the Second Amendment, the Company would not have been in compliance with the Total Leverage Ratio as of December 31, 2016. As disclosed above, unless we engage in a strategic transaction that enables us to pay down or refinance our debt, or we secure a waiver from our lenders or a further amendment to our Term Loan Credit Facility, we will not be in compliance with the minimum EBITDA target by the fiscal month ending April 30, 2017 or the other financial covenants at the end of the second quarter of fiscal 2017.  On July 27, 2016, the Company announced that it and its Board had commenced a strategic and financial review with the objective of increasing shareholder value.  The Company and its advisors have been actively involved in this process since the date of such announcement.  As of the filing of this Form 10-K, we are continuing to pursue various strategic alternatives.  On March 23, 2017, we completed the Fresh Frozen Asset Sale, which yielded net proceeds to the Company of $19.5 million.  Although such proceeds were used to pay down amounts outstanding under the Credit Facilities, additional capital is required to ensure compliance with the leverage ratio and fixed charge coverage ratio covenants under our Term Loan Credit Facility by the end of the second quarter of fiscal 2017. No assurance can be given as to the outcome or timing of our pursuit of a strategic transaction or that we will be able to successfully complete a transaction at all or, if completed, on terms reasonable to us.  A default under the Term Loan Credit Facility would trigger a default under the ABL Credit Facility and certain of our equipment lease financing arrangements, as these facilities each contain cross-default provisions. It could also result in the termination of all commitments to extend further credit under our ABL Credit Facility.

We anticipate fiscal 2017 capital expenditures of approximately $3.0 million, funded through working capital and various purchase or financing arrangements.

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

We do not have any off-balance sheet arrangements that are required to be disclosed pursuant to these regulations, other than those described in the Notes to the Consolidated Financial Statements in Part II, Item 8 of this Form 10-K.  We do not have, nor do we engage in, transactions with any special purpose entities.  As of December 26, 2015 we no longer have any outstanding interest rate swaps and are not engaged in any derivative activities and had no forward exchange contracts.  In the ordinary course of business, we enter into operating lease commitments, purchase commitments and other contractual obligations.  These transactions are recognized in our financial statements in accordance with accounting principles generally accepted in the United States (“GAAP”), and are more fully discussed below.

Contractual Obligations

At December 31, 2016, our contractual obligations for continuing operations were as follows (in thousands):

	Payments due by period
	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Long-term debt(a)	$2,364	$4,531	$82,488	$—	$89,383
Capital lease obligations(b)	21	23	5	—	49
Operating lease obligations(c)	2,313	3,406	2,697	6,770	15,186
Purchase obligations(d)	20,386	—	—	—	20,386
Total	$25,084	$7,960	$85,190	$6,770	$125,004

(a)

Reflects amounts outstanding under our Term Loan Credit Facility and equipment term loans with Banc of America Leasing & Capital LLC as of December 31, 2016.  During fiscal 2015, we entered into the $85.0 million Term Loan Credit Facility with BSP, the terms of which are noted in Note 8 “Term Debt and Line of Credit” to the Consolidated Financial Statements in Part II, Item 8 of this Form 10-K.  In addition to the amounts in the table above, the Company has a revolving line of credit of up to $50.0 million under the ABL Credit Facility.  Although the ABL Credit Facility matures on November 17, 2020, we are not able to reliably estimate the timing of future drawdowns or repayments under the ABL Credit Facility.  At December 31, 2016, $32.8 million was outstanding under the ABL Credit Facility. These amounts are based on the contractual maturities even though the outstanding debt is classified as a current liability. See Note 8 “Term Debt and Line of Credit” to the Consolidated Financial Statements in Part II, Item 8 of this Form 10-K, for more information on debt classification.

(b)

Amounts represent the expected cash payments of our capital leases, including the expected cash payments of interest expense of approximately $5 thousand on our capital leases.  See further discussion of our capital lease obligations as of December 31, 2016 in Note 9 “Commitments and Contingencies” to the Consolidated Financial Statements in Part II, Item 8 of this Form 10-K.

(c)	Reflects amounts outstanding under our operating lease obligations as of December 31, 2016.

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

Goodwill and Trademarks.  Goodwill and trademarks are reviewed for impairment annually, or more frequently if impairment indicators arise.  Goodwill is required to be tested for impairment between the annual tests if an event occurs or circumstances change that more-likely-than-not reduce the fair value of a reporting unit below its carrying value.  We have concluded from our annual impairment testing performed in December there was impairment of the goodwill created in the acquisition of Fresh Frozen Foods in 2013. Due to declining sales from our Fresh Frozen business the fair value of the reporting unit was below the carrying value.  We performed the step 2 impairment test which resulted in no implied fair value of goodwill, and therefore we recognized a recognized an impairment charge of $8.3 million.

Intangible assets with indefinite lives are required to be tested for impairment between the annual tests if an event occurs or circumstances change indicating that the asset might be impaired. We have concluded from our annual impairment testing performed in December there was impairment of the Fresh Frozen trademark.  The fair value of the Fresh Frozen trademark was determined to be $2.3 million based on a discounted cash flow approach, and therefore we recognized and impairment charge of $7.1 million

We believe that each of our remaining trademarks has the continued ability to generate cash flows indefinitely, and therefore each of our trademarks has been determined to have an indefinite life.  Our determination that these trademarks have indefinite lives includes an evaluation of historical cash flows and projected cash flows for each of these trademarks.  We continue to make investments to market and promote each of these brands, and management continues to believe that the market opportunities and brand extension opportunities will generate cash flows for an indefinite period of time.  In addition, there are no legal, regulatory, contractual, economic or other factors to limit the useful life of these trademarks, and we intend to renew each of these trademarks, which can be accomplished at little cost.

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

Marketing Costs.  These costs include various sponsorships, coupon administration and consumer advertising programs that we enter into throughout the year, and are expensed as incurred.  We participate in coupon programs, such as Sunday Free Standing Inserts (FSIs), digital marketing, coupon programs and social media, including Facebook, Twitter and Google advertising.  We use a national public relationship firm to promote all of our brands throughout the year targeting newspapers, magazines, web sites, bloggers, television and radio stations.  Our marketing programs also include selective event sponsorship designed to increase brand awareness and to provide opportunities to mass sample branded products.

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

Self-Insurance Reserves.  We are partially self-insured for the purposes of providing health care benefits to employees covered by our insurance plan.  The plan covers all of full-time employees of the Company on the first day of the month after the hiring date for salaried employees, and the first day of the month following the ninetieth day of service for hourly employees.  The plan covers the employee’s dependents, if elected by the employee.  We have contracted with an insurance carrier for stop loss coverage that commences when $100,000 in claims is paid annually for a covered participant.  In addition, we have contracted for aggregate stop loss insurance which provides coverage after the maximum amount paid by us exceeds approximately $1.5 million.  Estimated unpaid claims are included in accrued liabilities, and represent management’s best estimate of amounts that have not been paid prior to the year-end dates.  It is reasonably possible that the expense we will ultimately incur could differ.

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

Item 7A.Quantitative and Qualitative Disclosures About Market Risk

Commodity Pricing Risk

In order to mitigate the risks of volatility in commodity markets to which we are exposed, we have entered into forward purchase agreements with certain suppliers based on market prices, forward price projections and expected usage levels.  Our purchase commitments for certain ingredients, packaging materials and energy are generally less than 12 months.

Interest Rate Risk

To the extent that we borrow under the Term Loan Credit Facility and ABL Credit Facility, we are exposed to market risk related to changes in interest rates.  Using debt levels and interest rates as of December 31, 2016, the weighted average interest rate on borrowings was 7.1%.  At December 31, 2016, we had $116.9 million in variable rate debt.  A 10% increase in the variable interest rate would impact annual interest expense by $0.8 million based on debt balances as of December 31, 2016.

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

Item 8.Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Inventure Foods, Inc.

Phoenix, Arizona

We have audited the accompanying consolidated balance sheets of Inventure Foods, Inc. and subsidiaries (the “Company”) as of December 31, 2016 and December 26, 2015, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016. We also have audited the Company’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

A material weakness is a control deficiency, or combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.  The following material weakness has been identified and included in management’s assessment:  Management’s review of the trade spend accrual estimate was not operating effectively to detect an error in the accuracy of the source data utilized to calculate the accrual. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2016 financial statements, and this report does not affect our report on those financial statements.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Inventure Foods, Inc. and subsidiaries as of December 31, 2016 and December 26, 2015, and the consolidated results of their operations, and their cash flows, for each of the three years in the period ended December 31, 2016, in conformity with generally accepted accounting principles in the United States of America. Also in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Inventure Foods, Inc. and subsidiaries has not maintained effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred recurring losses from operations and is dependent on additional financing to fund operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Moss Adams LLP

Scottsdale, Arizona

March 31, 2017

INVENTURE FOODS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	December 31,	December 26,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$776	$2,319
Accounts receivable, net	16,334	19,928
Inventories	72,188	81,807
Other current assets	3,216	6,262
Total current assets	92,514	110,316

Property and equipment, net	65,484	59,963
Goodwill	14,985	23,286
Trademarks and other intangibles, net	7,243	14,718
Deferred income tax asset	—	1,228
Other assets	1,254	962
Total assets	$181,480	$210,473

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$29,462	$35,983
Accrued liabilities	9,533	8,629
Line of credit	32,761	—
Current portion of long-term debt	82,380	1,826
Total current liabilities	154,136	46,438

Long-term debt, less current portion	—	83,300
Line of credit	—	25,951
Deferred income tax liability	1,376	—
Other liabilities	2,279	2,296
Total liabilities	157,791	157,985

Commitments and contingencies (see Note 9)

Stockholders’ equity:
Common stock, $.01 par value; 50,000 shares authorized; 20,040 and 19,979 shares issued and outstanding at December 31, 2016 and December 26, 2015, respectively	200	200
Additional paid-in capital	35,721	34,271
Retained earnings	(11,761)	18,488
	24,160	52,959
Less: treasury stock, at cost: 368 shares at December 31, 2016 and December 26, 2015	(471)	(471)
Total stockholders’ equity	23,689	52,488
Total liabilities and stockholders’ equity	$181,480	$210,473

The accompanying notes are an integral part of these consolidated financial statements.

INVENTURE FOODS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	December 31,	December 26,	December 27,
	2016	2015	2014
Net revenues	$269,012	$282,558	$285,663
Cost of revenues	236,253	262,221	232,542
Gross profit	32,759	20,337	53,121
Operating expenses:
Selling, general and administrative expenses	34,994	37,559	34,188
Impairment of goodwill and intangible asset	15,446	9,277	—
Operating income (loss)	(17,681)	(26,499)	18,933
Non-operating (income) expense:
Interest expense	9,874	6,330	2,604
Income (loss) before income tax expense	(27,555)	(32,829)	16,329
Income tax (expense) benefit	2,694	(12,046)	5,768
Net Income (loss)	$(30,249)	$(20,783)	$10,561

Income (loss) per common share:
Basic	$(1.54)	$(1.06)	$0.54
Diluted	$(1.54)	$(1.06)	$0.53

Weighted average number of common shares:
Basic	19,644	19,588	19,500
Diluted	19,644	19,588	19,990

The accompanying notes are an integral part of these consolidated financial statements.

INVENTURE FOODS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	December 31,	December 26,	December 27,
	2016	2015	2014
Net Income (loss)	$(30,249)	$(20,783)	$10,561
Change in fair value of interest rate swaps, net of tax	—	62	110
Settlement of interest rate swaps, net of tax	—	72	—
Comprehensive income (loss)	$(30,249)	$(20,649)	$10,671

The accompanying notes are an integral part of these consolidated financial statements.

INVENTURE FOODS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive	Treasury
	Shares	Amount	Capital	Earnings	Income (Loss)	Stock, at Cost	Total
Balance, December 29, 2013	19,845	$198	$30,960	$28,710	$(244)	$(471)	$59,153
Net income	—	—	—	10,561	—	—	10,561
Change in fair value of interest rate swaps, net of tax	—	—	—	—	110	—	110
Stock-based compensation expense	—	—	1,697	—	—	—	1,697
Tax benefit from equity awards	—	—	332	—	—	—	332
Issuance of common stock under employee stock plans, net of shares withheld for payroll taxes	116	2	111	—	—	—	113
Balance, December 27, 2014	19,961	$200	$33,100	$39,271	$(134)	$(471)	$71,966
Net loss	—	—	—	(20,783)	—	—	(20,783)
Change in fair value of interest rate swaps, net of tax	—	—	—	—	62	—	62
Settlement of interest rate swaps, net of tax	—	—	—	—	72	—	72
Stock-based compensation expense	—	—	1,489	—	—	—	1,489
Issuance of common stock under employee stock plans, net of shares withheld for payroll taxes	18	—	(318)	—	—	—	(318)
Balance, December 26, 2015	19,979	$200	$34,271	$18,488	$—	$(471)	$52,488
Net (loss)	—	—	—	(30,249)	—	—	(30,249)
Stock-based compensation expense	—	—	1,650	—	—	—	1,650
Deferred tax asset shortfall from equity awards	—	—	(155)	—	—	—	(155)
Issuance of common stock under employee stock plans, net of shares withheld for payroll taxes	61	—	(45)	—	—	—	(45)
Balance, December 31, 2016	20,040	$200	$35,721	$(11,761)	$—	$(471)	$23,689

The accompanying notes are an integral part of these consolidated financial statements.

INVENTURE FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

INVENTURE FOODS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	December 31,	December 26,	December 27,
	2016	2015	2014
Cash flows from operating activities:
Net income (loss)	$(30,249)	$(20,783)	$10,561
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	6,994	6,958	6,683
Amortization	330	548	1,204
Deferred financing fee amortization	1,489	960	159
Impairment of goodwill and intangible asset	15,446	9,277	—
Provision for bad debts	87	229	17
Deferred income taxes	2,604	(6,868)	1,876
Excess income tax benefit from stock-based compensation	—	—	(332)
Stock-based compensation expense	1,650	1,489	1,697
Debt Extinguishment costs	—	607	—
(Gain) Loss on disposition of equipment	(73)	60	118
Contingent consideration revaluation	267	261	(2,998)
Changes in assets and liabilities:
Accounts receivable	3,506	2,265	1,183
Inventories	9,619	(16,592)	(22,103)
Other assets and liabilities	2,562	(5,414)	640
Accounts payable and accrued liabilities	(5,458)	15,650	13
Net cash provided by (used in) operating activities	8,774	(11,353)	(1,282)
Cash flows from investing activities:
Purchase of property and equipment	(12,738)	(11,042)	(11,835)
Proceeds from the sale of property and equipment	126	36	—
Purchase of Willamette Valley Fruit Company	—	—	(800)
Purchase of Sin In A Tin	—	—	(158)
Payment of contingent consideration for Willamette Valley Fruit Company	(340)	(230)	(450)
Payment of contingent consideration for Sin In A Tin	(11)	(4)	—
Net cash used in investing activities	(12,963)	(11,240)	(13,243)
Cash flows from financing activities:
Net borrowings on U.S Bank line of credit	—	(18,802)	15,579
Net borrowings on Wells Fargo line of credit	6,810	25,951	—
Payments made on capital lease obligations	(19)	(1,450)	(334)
Borrowings on term loans	1,097	114,055	4,515
Repayments made on long term debt	(2,204)	(88,363)	(5,896)
Payment of loan financing fees	(2,992)	(6,432)	(198)
Settlement of interest rate swaps	—	(224)	—
Proceeds from issuance of common stock under equity award plans	187	31	320
Excess income tax benefit from stock-based compensation	—	—	332
Payment of payroll taxes on stock-based compensation through shares withheld	(233)	(349)	(208)
Net cash provided by financing activities	2,646	24,417	14,110
Net increase (decrease) in cash and cash equivalents	(1,543)	1,824	(415)
Cash and cash equivalents at beginning of year	2,319	495	910
Cash and cash equivalents at end of year	$776	$2,319	$495

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$8,324	$4,794	$1,950
Cash paid (refunded) during the period for income taxes	$(3,702)	$(681)	$3,144

The accompanying notes are an integral part of these consolidated financial statements.

INVENTURE FOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Operations and Summary of Significant Accounting Policies

Description of Business

Inventure Foods, Inc., a Delaware corporation (referred to herein as the “Company,” “Inventure Foods,” “we,” “our” or “us”), is a leading marketer and manufacturer of healthy/natural and indulgent specialty snack food brands with more than $269 million in annual net revenues for fiscal 2016.

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

Strategic and Financial Review Process

In July 2016, we announced that our Board had commenced a strategic and financial review of the Company with the objective to increase shareholder value.  We engaged Rothschild Inc. to serve as our financial advisor and assist us in this process.  We remain actively involved in this process and are continuing to pursue various strategic alternatives.  As disclosed in our prior reports, no assurance can be given as to the outcome or timing of this process or that it will result in the consummation of any specific transaction.

Going Concern Uncertainty

We have incurred losses from operations in each of the quarterly periods since our product recall in April 2015.  This fact, together with the projected near term outlook for our business and our inability to complete a strategic transaction by year end or demonstrate that such a transaction is imminent, raise substantial doubt about our ability to continue as a going concern.  In reaching such conclusion, management considered the following specific conditions:

•

Our Term Loan Credit Facility and related governing documents contain requirements that, among other things, require us to comply with leverage ratio and fixed charge coverage ratio covenants by the end of the second quarter of fiscal 2017 and a minimum EBITDA target by the fiscal month ending April 30, 2017.  The leverage ratio, measured at the end of our second fiscal quarter in 2017 must be 4.25:1, and the fixed charge coverage ratio, measured at the end of our second fiscal quarter in 2017 for the four quarterly periods then ended, must be 4.25:1.  Absent the completion of a strategic transaction yielding sufficient cash proceeds (in addition to the proceeds received from the sale of our Fresh Frozen Foods assets in March 2017) to pay down debt, waivers or amendments by our lenders, or a refinancing of our debt we will not be able to comply with these covenants when required to do so.  Failure to meet these covenants would result in a default under such credit facility and, to the extent the applicable lenders so elect, an acceleration of the Company’s existing indebtedness, causing such debt of approximately $122.1 million at December 31, 2016 (including $5.2 million of other equipment financing indebtedness that includes cross-default provisions) to be immediately due and payable.  The Company does not have sufficient liquidity to repay all of its outstanding debt in full if such debt were accelerated.

•

Under our ABL Credit Facility, we are required to comply with a fixed charge coverage ratio if our liquidity as of the date of any determination is less than the greater of (i) 12.5% of the Maximum Revolver Amount  ($50,000,000) and (ii) $6,125,000, subject to certain conditions. As of the date of this Form 10-K, we would not be able to comply with this ratio if our liquidity were to fall below the applicable threshold.

•

The Credit Facilities also require us to furnish our audited financial statements without a “going concern” uncertainty paragraph in the auditor’s opinion.  Our consolidated financial statements for the fiscal year ended December 31, 2016 included herein contain a “going concern” explanatory paragraph. Under the Credit Facilities, a going concern opinion with respect to our audited financial statements is an event of default.

The Company’s Board and management are in the process of exploring various strategic alternatives.  We have obtained a temporary waiver of the going concern qualification until May 15, 2017 from each of the lenders under our Credit Facilities. There can be no assurance that we will be successful in our pursuit of any strategic transaction or that we will be able consummate a strategic transaction in time to address our financial covenant requirements and going concern qualification, or at all, or if we do complete a strategic transition it will be on commercially reasonable terms.  As a result, our liquidity and ability to timely pay our obligations when due could be adversely affected.

The accompanying consolidated financial statements are prepared on a going concern basis and do not include any adjustments that might result from uncertainty about our ability to continue as a going concern, other than the reclassification of certain long-term debt and the related debt issuance costs to current liabilities and current assets, respectively.

Our lenders may resist renegotiation or lengthening of payment and other terms through legal action or otherwise if we are unsuccessful in our efforts to complete a strategic transaction.  If we are not able to timely, successfully or efficiently implement the strategies that we are pursuing, we may need to voluntarily seek protection under Chapter 11 of the U.S. Bankruptcy Code.

Acquisitions

We account for acquisitions using the acquisition method of accounting.  The results of operations of our acquired businesses have been included in our consolidated results from their respective dates of acquisition.

On September 29, 2014, we acquired the assets and intellectual property of a small boutique frozen desserts business, Sin In A Tin TM, for approximately $160,000 in cash. An additional amount of up to $0.5 million is payable to the seller in the form of an earn-out based on future net revenues attributable to Sin In A Tin TM products (see Note 3 “Acquisitions”).

Principles of Consolidation

The consolidated financial statements include the accounts of Inventure Foods and all of its wholly owned subsidiaries.  All significant intercompany amounts and transactions have been eliminated.

Our fiscal year ends on the last Saturday occurring in the month of December of each calendar year.  Accordingly, the fiscal year end dates result in an additional week of results every five or six years.  Fiscal 2016 commenced December 27, 2015 and ended December 31, 2016, resulting in a 53-week fiscal year.  Fiscal 2015 commenced December 28, 2014 and ended December 26, 2015, resulting in a 52-week fiscal year.  Fiscal 2014 commenced December 29, 2013 and ended December 27, 2014, resulting in a 52-week fiscal year.

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

At December 31, 2016 and December 26, 2015, the carrying value of cash, accounts receivable, accounts payable and accrued liabilities approximate fair values since they are short term in nature.  The carrying value of the long-term debt approximates fair value based on the borrowing rates currently available to us for long-term borrowings with similar terms.  The following table summarizes the valuation of our assets and liabilities measured at fair value on a recurring basis (in thousands) at the respective dates set forth below:

		December 31, 2016		December 26, 2015
		Non-qualified		Non-qualified
		Deferred	Earn-out	Deferred	Earn-out
		Compensation	Contingent	Compensation	Contingent
		Plan	Consideration	Plan	Consideration
Balance Sheet Classification		Investments	Obligation	Investments	Obligation
Other assets	Level 1	650	$—	$564	$—
Accrued liabilities	Level 3	—	(270)	—	(376)
Other liabilities	Level 3	—	(1,521)	—	(1,499)
		$650	$(1,791)	$564	$(1,875)

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

The fair value measurement of the earn-out contingent consideration obligation relates to the acquisitions of Sin In A Tin TM in September 2014 and Willamette Valley Fruit Company in May 2013, and is included in accrued liabilities and other long-term liabilities in the consolidated balance sheets.  The fair value measurement is based upon significant inputs not observable in the market.  Changes in the value of the obligation are recorded as income or expense in our consolidated statements of operations.  To determine the fair value, we valued the contingent consideration liability based on the expected probability weighted earn-out payments corresponding to the performance thresholds agreed to under the applicable purchase agreements.  The expected earn-out payments were then present valued by applying a discount rate that captures a market participants view of the risk associated with the expected earn-out payments. In fiscal 2016 and 2015, we increased our estimate of the total earn-out expected to be achieved, which resulted in an increase in operating expenses of $0.3 million and  $0.3 million during the years ended December 31, 2016 and December 26, 2015, respectively.

A summary of the activity of the fair value of the measurements using unobservable inputs (Level 3 Liabilities) for the year ended December 31, 2016, is as follows (in thousands):

Level 3
Balance at December 26, 2015	$1,875
Earn-out compensation paid to Willamette Valley Fruit Company	(340)
Earn-out compensation paid to Sin In A Tin	(11)
Willamette Valley Fruit Company earn-out revaluation	247
Sin In A Tin earn-out revaluation	20
Balance at December 31, 2016	$1,791

Derivative Financial Instruments

We have utilized interest rate swaps in the management of our variable interest rate exposure and do not enter into derivatives for trading purposes.  All derivatives are measured at fair value.  Our interest rate swaps are classified as cash flow hedges. In fiscal 2015, the Company settled all existing interest rate swaps as part of our debt refinancing.  As of December 31, 2016 and December 26, 2015 the Company did not have any interest rate swaps.

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

Intangible Assets

Goodwill and trademarks are reviewed for impairment annually or more frequently if impairment indicators arise.  Goodwill, by reporting unit, is required to be tested for impairment between the annual tests if an event occurs or circumstances change that more-likely-than-not reduces the fair value of a reporting unit below its carrying value.  We have concluded from our annual impairment testing performed in December there was impairment of the goodwill created in the acquisition of Fresh Frozen Foods in 2013. Due to declining sales from our Fresh Frozen business since the product recall the fair value of the reporting unit was determined to be below the carrying value.  We performed the step 2 impairment test which resulted in no implied fair value of goodwill, and therefore we recognized a recognized an impairment charge of $8.3 million.

Intangible assets with indefinite lives are required to be tested for impairment between the annual tests if an event occurs or circumstances change indicating that the asset might be impaired.  In fiscal 2016, the Company The fair value of the Fresh Frozen trademark was determined to be 2.3 million based on a discounted cash flow approach, and therefore we recognized and impairment charge of $7.1 million.  In 2015, as a result of the product recall (see Note 2 “Product Recall”) we concluded that the intangible asset related to the acquired customer relationships of Fresh Frozen Foods was fully impaired.  Accordingly, the Company recorded an intangible asset impairment charge of $9.3 million.

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

See Note 4 “Goodwill, Trademarks and Other Intangible Assets” for additional information.

Self-Insurance Reserves

We are partially self-insured for the purposes of providing health care benefits to employees covered by our insurance plan.  The plan covers all full-time employees of the Company on the first day of the month after each such employee’s hiring date for salaried employees, and the first day of the month following the ninetieth day of service for hourly employees.  The plan covers the employees’ dependents, if elected by each such employee.  We have contracted with an insurance carrier for stop loss coverage that commences when $100,000 in claims is paid annually for a covered participant.  In addition, we have contracted for aggregate stop loss insurance, which provides coverage after the maximum amount paid by us exceeds approximately $1.5 million.  Estimated unpaid claims included in accrued liabilities are $0.4 million and $0.2 million at December 31, 2016 and December 26, 2015, respectively.  These amounts represent management’s best estimate of amounts that have not been paid prior to the year-end dates.  It is reasonably possible that the actual expense we will ultimately incur could differ from such estimates.

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

We recorded $0.5 million, $1.1 million and $1.4 million in fiscal 2016, 2015 and 2014, respectively, for advertising costs, which are included in selling, general and administrative expenses on the Consolidated Statements of Operations contained herein.  These costs include various sponsorships, coupon administration and consumer advertising programs that we enter into throughout the year and are expensed as incurred.  Our marketing programs also include selective event sponsorship designed to increase brand awareness and to provide opportunities to mass sample branded products.

Also included in selling, general and administrative expense are costs and fees relating to the execution of in-store product demonstrations with club stores or grocery retailers, which were $2.0 million, $1.5 million and $1.7 million for the fiscal years 2016, 2015 and 2014, respectively.  The cost of product used in the demonstrations, which is insignificant, and the fee we pay to the independent third-party providers who conduct the in-store demonstrations, are recorded as an expense when the event occurs.  Product demonstrations are conducted by independent third-party providers designated by the various retailer or club chains.  During the in-store demonstrations, the consumers in the stores receive small samples of our products.  The consumers are not required to purchase our product in order to receive the sample.

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

We record net deferred tax assets to the extent we believe these assets will more likely than not be realized.  A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized.  In making such determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial operations.  A significant piece of objective negative evidence evaluated was the cumulative losses incurred in recent years.  Such objective evidence limits the ability to consider other subjective evidence such as our projections for future taxable income.

In light of our continued losses, at December 31, 2016, we determined that our deferred tax liabilities were not sufficient to fully realize our deferred tax assets and, as a result, a valuation allowance of $12.6 million was recorded against our net deferred tax asset. In addition, the net deferred tax liability related to goodwill and other indefinite-lived assets was not used as a future source of income in the valuation allowance analysis. Accordingly, this deferred tax liability is recorded on our balance sheet.

The Company uses a two-step approach to recognize and measure uncertain tax positions.  The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolutions of related appeals or litigation processes, if any.  The second step is to measure the tax benefit as the largest amount that is more likely than not of being realized upon ultimate settlement.  The Company believes that its income tax filing positions and deductions would be sustained upon examination; thus, the Company has not recorded any uncertain tax positions as of December 31, 2016.

It is our policy to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense.  We do not have any accrued interest or penalties associated with unrecognized tax benefits for the fiscal years 2016 and 2015.

We file income tax returns in the U.S. federal jurisdiction and various state jurisdictions.  The material jurisdictions that are subject to examination by tax authorities include the U.S. federal, Arizona, California, Georgia, Indiana and Oregon.  Our U.S. federal income tax returns for fiscal 2013 through 2015 remain open to examination by the Internal Revenue Service.  Our state tax returns for fiscal 2012 through 2015 remain open to examination by the state jurisdictions.

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

Earnings (Loss) Per Common Share

Basic earnings (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of Common Stock outstanding during the period.  Diluted earnings (loss) per share is calculated by including all dilutive common shares such as stock options and restricted stock.  For the fiscal years ended December 31, 2016, December 26, 2015 and December 27, 2014, there were 0.5 million, 0.6 million and 0.1 million shares of Common Stock, respectively, underlying stock options and restricted stock units that were not included in the computation of diluted earnings (loss) per share because inclusion of such shares would be antidilutive or because the exercise prices were greater than the average market price of Common Stock for the applicable period.  Exercises of outstanding stock options or warrants are assumed to occur for purposes of calculating diluted earnings (loss) per share for periods in which their effect would not be anti-dilutive.

Earnings (loss) per common share was computed as follows for the fiscal years ended December 31, 2016, December 26, 2015 and December 27, 2014 (in thousands, except per share data):

	December 31,	December 26,	December 27,
	2016	2015	2014
Basic Earnings (Loss) Per Share:
Net Income (loss)	$(30,249)	$(20,783)	$10,561
Weighted average number of common shares	19,644	19,588	19,500
Earnings (Loss) per common share	$(1.54)	$(1.06)	$0.54

Diluted Earnings (Loss) Per Share:
Net Income (loss)	$(30,249)	$(20,783)	$10,561
Weighted average number of common shares	19,644	19,588	19,500
Incremental shares from assumed conversions of stock options and non-vested shares of restricted stock	—	—	490
Adjusted weighted average number of common shares	19,644	19,588	19,990
Earnings (Loss) per common share	$(1.54)	$(1.06)	$0.53

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

In May 2014, the FASB issued new guidance related to revenue recognition.  This new standard will replace all current GAAP guidance on this topic and eliminate all industry-specific guidance.  The new revenue recognition standard provides a unified model to determine when and how revenue is recognized.  The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services.  This guidance will be effective at the beginning of our 2018 fiscal year and can be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption.  As of December 31, 2016, we have not evaluated the impact of this new accounting standard on our financial statements.

In August 2014, FASB issued an ASU requiring an entity to perform a going concern assessment by evaluating its ability to meet its obligations for a look-forward period of one year from the financial statement issuance date. Disclosures are required if it is probable an entity will be unable to meet its obligations within the look-forward period. Incremental substantial doubt disclosure is required if the probability is not mitigated by management’s plans. The guidance is effective for all entities for the first annual period ending after December 15, 2016 and interim periods thereafter. Early application is permitted. We adopted this ASU for the year ended December 31, 2016 and the Company’s evaluation determined that there is substantial doubt about our ability to continue as a going concern.  As such, disclosures have been made in accordance with this ASU.  As the guidance only impacts disclosure, the adoption of this guidance did not have any impact on our financial condition, results of operations and cash flows.

In April 2015, the FASB issued an ASU to simplify the presentation of debt issuance costs. This ASU requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by this ASU. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015, and is applied retrospectively. We adopted this ASU in the first quarter of fiscal 2016.  The adoption of this ASU reduced our other assets and long-term debt, less current portion, by $7.0 million and $5.4 million as of December 31, 2016 and December 26, 2015, respectively.

In July 2015, the FASB issued an ASU to simplify the measurement of inventory.  This ASU requires inventory to be subsequently measured using the lower of cost and net realizable value, thereby eliminating the market value approach. Net realizable value is defined as the “estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation.”  This ASU is effective for reporting periods beginning after December 15, 2016 and is applied prospectively. Early adoption is permitted. We will adopt this ASU in the first quarter of fiscal 2017 and do not anticipate the adoption to have a material impact on our financial statements and disclosure.

In November 2015, the FASB issued an ASU that simplifies the presentation of deferred taxes by requiring deferred tax assets and liabilities to be offset and presented as a single noncurrent amount on the balance sheet. This ASU is effective for reporting periods beginning after December 15, 2016 and can be applied either retrospectively or prospectively. We adopted this ASU in the third quarter of fiscal 2016 on a retrospective basis.  Therefore, our December 26, 2015 deferred tax asset of $3.8 million and deferred tax liability of $2.6 million are now presented as a single noncurrent deferred tax asset of $1.2 million.

In February 2016, the FASB issued new guidance related to accounting for leases. The new standard requires the recognition of assets and liabilities arising from lease transactions on the balance sheet and the disclosure of key information about leasing arrangements. Accordingly, a lessee will recognize a lease asset for its right to use the underlying asset and a lease liability for the corresponding lease obligation. Both the asset and liability will initially be measured at the present value of the future minimum lease payments over the lease term. Subsequent measurement, including the presentation of expenses and cash flows, will depend on the classification of the lease as either a finance or an operating lease. The new standard is effective for fiscal years beginning after December 15, 2018, and interim periods within those years. Early adoption is permitted.  As of December 31, 2016, we have not evaluated the impact of this new accounting standard on our financial statements.

In March 2016, the FASB issued an ASU intended to simplify various aspects of the accounting for share-based payments. Excess tax benefits for share-based payments will be recorded as a reduction of income taxes and reflected in operating cash flows upon the adoption of this ASU. Excess tax benefits are currently recorded in equity and as financing activity under the current rules. This guidance is effective for reporting periods beginning after December 15, 2016. We will adopt this ASU in the first quarter of fiscal 2017 and do not anticipate the adoption to have a material impact on our financial statements and disclosure.

2.     Product Recall

On April 23, 2015, we announced a voluntary product recall of certain varieties of the Company’s Fresh FrozenTM line of frozen vegetables, as well as select varieties of our Jamba® “At Home” line of smoothie kits because the Jefferson, Georgia facility tested positive for Listeria monocytogenes.  During fiscal 2016, there were no product recall charges. The charges recorded in our consolidated statement of operations attributable to the recall for the year ended December 26, 2015 are summarized as follows (in thousands):

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

3.     Acquisitions

Sin In A Tin

On September 29, 2014, we acquired the assets and intellectual property of a small boutique frozen desserts business, Sin In A Tin™, for approximately $160,000 in cash. An additional amount of up to $0.5 million is payable to the seller in the form of an earn-out based on future net revenues attributable to Sin In A Tin™ products.  At the time of acquisition, the contingent consideration was recorded at $0.2 million based on the fair value assessment.   Additionally, we recorded $0.1 million of identifiable intangible assets and $0.1 million of net tangible assets that were assumed as a part of this acquisition based on their estimated fair values, and $0.2 million of residual goodwill.

4.     Goodwill, Trademarks, and Other Intangible Assets

Goodwill, trademarks and other intangibles, net, consisted of the following as of December 31, 2016 and December 26, 2015 (in thousands):

	Estimated	December 31,	December 26,
	Useful Life	2016	2015
Goodwill:
Inventure Foods		$5,986	$5,986
Rader Farms		5,630	5,630
Willamette Valley Fruit Company		3,147	3,147
Fresh Frozen Foods		—	8,301
Sin In A Tin		222	222
Goodwill		$14,985	$23,286

Trademarks:
Inventure Foods		$896	$896
Rader Farms		1,070	1,070
Willamette Valley Fruit Company		740	740
Fresh Frozen Foods		2,330	9,475
Sin In A Tin		123	123

Other intangibles:
Rader Farms - Customer relationship, gross carrying amount	10 years	100	100
Rader Farms - Customer relationship, accum. amortization		(96)	(86)
Willamette Valley Fruit Company - Customer relationship, gross carrying amount	10 years	3,200	3,200
Willamette Valley Fruit Company - Customer relationship, accum. amortization		(1,120)	(800)
Trademarks and other intangibles, net		$7,243	$14,718

The trademarks, except for the Fresh Frozen Foods trademark, are deemed to have an indefinite useful life because they are expected to generate cash flows indefinitely.  At December 31, 2016, in connection with the annual impairment test of the Fresh Frozen Foods trademark, it was determined that this trademark has a definite live of ten years.  Therefore starting on January 1, 2017 the Fresh Frozen Foods trademark will be amortized over a ten year term.  Amortization expense was $0.3 million, $0.5 million and $1.2 million for the fiscal years ended December 31, 2016, December 26, 2015 and December 27, 2014, respectively.  As of December 31, 2016, we expect amortization expense on these intangible assets over the next five years to be as follows (in thousands):

Amortization
Years Ending,	Expense
2017	$324
2018	320
2019	320
2020	320
2021	320
Thereafter	480
Total	$2,084

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

In fiscal 2016, the Company recorded an impairment of goodwill related to the Fresh Frozen business of $8.3 million and an impairment of the Fresh Frozen Foods trademark of $7.1 million, due to continuing decreased net revenues since the product recall.  In 2015, as a result of the product recall (see Note 2 “Product Recall”) we concluded that the intangible asset related to the acquired customer relationships of Fresh Frozen Foods was fully impaired and recorded an intangible asset impairment charge of $9.3 million.  Other than the Fresh Frozen Foods trademarks and customer relationships, no impairments were determined through our testing for the years ended December 31, 2016 and December 26, 2015.

5.     Accrued Liabilities

Accrued liabilities consisted of the following as of December 31, 2016 and December 26, 2015 (in thousands):

	December 31,	December 26,
	2016	2015
Accrued payroll and payroll taxes	1,756	$1,114
Accrued royalties and commissions	1,621	1,081
Accrued advertising and promotion	1,465	820
Accrued berry purchase payments	1,908	3,096
Accrued other	2,783	2,518
Accrued liabilities	$9,533	$8,629

6.     Inventories

Inventories consisted of the following as of December 31, 2016 and December 26, 2015 (in thousands):

	December 31,	December 26,
	2016	2015
Finished goods	$27,661	$32,731
Raw materials	44,527	49,076
Inventories	$72,188	$81,807

7.     Property and Equipment

Property and equipment consisted of the following as of December 31, 2016 and December 26, 2015 (in thousands):

			December 31,	December 26,
	Useful Lives		2016	2015
Buildings and improvements	20 - 30	years	$22,453	$22,922
Equipment	7 - 15	years	86,782	74,572
Land	—		1,001	1,001
Vehicles	4 - 5	years	238	387
Furniture and office equipment	2 - 10	years	8,126	7,409
			118,600	106,291
Less accumulated depreciation and amortization			(53,116)	(46,328)
			$65,484	$59,963

The total cost of equipment and furniture and office equipment included in the table above held under capital lease obligations was $0.1 million as of December 31, 2016 and December 26, 2015.  Depreciation expense, including amortization of property under capital leases, for fiscal years 2016, 2015 and 2014 was $7.0 million, $7.0 million and $6.7 million, respectively.

8.     Term Debt and Line of Credit

ABL Credit Facility

On November 18, 2015, the Company entered into a five-year revolving credit agreement with Wells Fargo Bank, National Association (“Wells Fargo”), as administrative agent, and the other lenders party thereto (with all related loan documents, and as amended from time to time, the “ABL Credit Facility”), replacing our Prior Credit Facility.  All commitments under the Prior Credit Facility were terminated and all outstanding borrowings thereunder were repaid effective November 18, 2015.  The remaining obligations of the Company and its subsidiaries under the Prior Credit Facility generally are limited to certain remaining contingent indemnification obligations.

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

Availability of borrowings under the ABL Credit Facility is subject to, among other things, a borrowing base calculation based upon a valuation of our eligible accounts and eligible inventory (including eligible finished goods, raw materials, and by-products inventory), each multiplied by an applicable advance rate or limit, and certain reserves and caps customary for financings of this type.  If at any time the aggregate amounts outstanding under the ABL Credit Facility exceed the borrowing base then in effect, a prepayment of an amount sufficient to eliminate such excess is required to be made.  Availability of borrowings under the ABL Credit Facility is also subject to a bring down of the representations and warranties in such Facility and the absence of any default thereunder (including any such default under our financial and other covenants in our Term Loan Credit Facility described below).  Voluntary prepayments of revolving loans under the ABL Credit Facility are permitted at any time, in whole or in part, without premium or penalty.

Borrowings under the ABL Credit Facility bear interest, at the Company’s option, at a base rate or LIBOR plus, in each case, an applicable margin.  LIBOR is reset at the beginning of each selected interest period based on the LIBOR rate then in effect; provided that, if LIBOR is below zero, then such rate will be equal to zero plus the applicable margin.  The base rate is a fluctuating interest rate equal to the highest of (i) the federal funds effective rate from time to time plus 0.50%, (ii) LIBOR (after taking account of any applicable floor) applicable for an interest period of one month plus 1.00%, and (iii) the prime lending rate announced from time to time by Wells Fargo.  The applicable margin is subject to adjustment based on the Company’s Average Excess Availability (as defined in the ABL Credit Facility).  Additionally, to maintain availability of funds under the ABL Credit Facility, we pay a monthly commitment fee of 0.25–0.375% per annum, depending on the average ABL Credit Facility balance, on the unused portion of the ABL Credit Facility.

Ongoing extensions of credit under the ABL Credit Facility are subject to customary conditions, including sufficient availability under the borrowing base.  The ABL Credit Facility also contains covenants that require the Company to, among other things, periodically furnish financial and other information to the various lenders.  The ABL Credit Facility contains customary negative covenant and also requires the Company, together with its subsidiaries, to comply with a Fixed Charge Coverage Ratio (as defined in the ABL Credit Facility) upon exceeding certain minimum availability requirements.

Events of default under the ABL Credit Facility include customary events such as a cross-default provision with respect to other material debt. As of December 31, 2016, the Company is in compliance with all covenants of the ABL Credit Facility, except for the requirement to deliver audited financial statements without a going concern opinion.  We have obtained a temporary waiver of the going concern qualification until May 15, 2017 from the lenders under the ABL Credit Facility.

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

As of December 31, 2016, there was $32.8 million outstanding under the ABL Credit Facility and the net availability thereunder was $10.3 million.

Term debt consisted of the following as of December 31, 2016 and December 26, 2015 (in thousands):

	December 31,	December 26,
	2016	2015
Term loan credit facility through November 2020	$84,150	85,000
Equipment term loan, Goodyear, Arizona, due monthly through April 2021	2,759	2,055
Equipment term loan, Rader Farms, due monthly through August 2019	1,420	1,972
Equipment term loan, Willamette Valley Fruit Company, due monthly through August 2019	1,054	1,464
Capital lease obligations, primarily due September 2017	44	48
Long-term debt	89,427	90,539
Less: deferred financing fees, net	(7,047)	(5,413)
Less: current portion of long-term debt	(82,380)	(1,826)
Long-term debt, less current portion	$—	$83,300

Annual maturities of long-term debt as of December 31, 2016 are as follows (in thousands):

	Capital Lease
Year	Obligations	Debt
2017	$21	$2,364
2018	16	2,405
2019	7	2,126
2020	5	82,263
2021	—	225
Thereafter	—	—
Subtotal	49	89,383
Less: Amount representing interest	(5)	—
Total	$44	$89,383

Term Loan Credit Facility

Also on November 18, 2015 and concurrent with the execution of the ABL Credit Facility, Inventure Foods and certain of its subsidiaries entered into a five-year term loan credit agreement (the “Term Loan Credit Facility”), with BSP Agency, LLC, a Delaware limited liability company (“BSP”), as administrative agent, and the other lenders party thereto.  The Term Loan Credit Facility provides for a $85.0 million senior secured term loan that matures on November 17, 2020.  The Term Loan Credit Facility also provides that, under certain conditions, we may increase the aggregate principal amount of term loans outstanding thereunder by up to $25.0 million.  As noted above, we used the proceeds of the Term Loan Credit Facility, together with certain proceeds of the ABL Credit Facility, to refinance the indebtedness under the Prior Credit Facility and to fund payment of certain fees and costs related to the Credit Facilities.  Unlike amounts repaid under the ABL Credit Facility, any amounts we repay under the Term Loan Credit Facility may not be reborrowed.  The Term Loan Credit Facility also matures on November 17, 2020.

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

Events of default under the Term Loan Credit Agreement include customary events such as a cross-default provision with respect to other material debt.  As of December 31, 2016 the Company is in compliance with all covenants of the Term Loan Credit Agreement, except for the requirement to deliver audited financial statements without a going concern opinion.  We have obtained a temporary waiver of the going concern qualification until May 15, 2017 from the lenders under the Term Loan Credit Facility.

As of December 31, 2016, the amount outstanding under the Term Loan Credit Facility was $84.0 million and the interest rate payable was 9.0%.  Voluntary prepayments of amounts outstanding under the term loan are subject to a 2% prepayment penalty.

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

Debt Classification

In accordance with FASB Accounting Standard Codification (“ASC”) 470-10-45 on Debt Presentation, all of the Company’s outstanding debt has been reclassified in the accompanying condensed consolidated balance sheet as a current liability as of December 31, 2016.  Absent the Second Amendment, the Company would not have been in compliance with the Total Leverage Ratio covenant as of December 31, 2016.  Unless we engage in a strategic transaction that enables us to pay down or refinance our debt, or we secure a waiver from our lenders or a further loan amendment to the Term Loan Credit Facility, we will not be in compliance with our financial covenants at the end of the second quarter of fiscal 2017.  As previously announced, the Company commenced a comprehensive strategic and financial review of the Company’s operations and engaged Rothschild Inc. to serve as its financial advisor to assist the Company in this process, including the pursuit of value-enhancing initiatives including, a sale of the Company, a sale of assets of the Company or other strategic business combination, or other capital structure optimization opportunities. This comprehensive strategic and financial review remains ongoing as of the date of this Annual Report on Form 10-K.  There can be no assurances that these efforts will result in a completion of a transaction or, if one is completed, that it will be on favorable terms.  A default under the Term Loan Credit Facility would trigger a default under the ABL Credit Facility and certain of our equipment lease financing arrangements, as these facilities each contain cross-default provisions. As such, we reclassified all of our outstanding debt as a current liability.

9.     Commitments and Contingencies

Our future contractual obligations consist principally of long-term debt, operating leases, minimum commitments regarding third-party warehouse operations services, forward purchase agreements and remaining minimum royalty payments due licensors pursuant to brand licensing agreements.

Leases

During the fiscal years ended December 31, 2016, December 26, 2015 and December 27, 2014, the rental expense from operating leases was $3.5 million, $2.8 million and $2.6 million, respectively.  As of December 31, 2016, minimum rental commitments under non-cancellable operating leases were (in thousands):

Operating Lease
Year	Obligations
2017	$2,313
2018	1,746
2019	1,660
2020	1,444
2021	1,253
Thereafter	6,770
Total	15,186

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

We license the T.G.I. Friday’s® brand snacks trademark from T.G.I. Friday’s under a license agreement with a term expiring in December 2019, subject to automatic renewal for an additional five year term unless we provide notice of nonrenewal on or prior to July 1, 2019.  Pursuant to the license agreement, we are required to make royalty payments on sales of T.G.I. Friday’s® brand snack products and are required to achieve certain minimum sales levels by certain dates during the contract term.

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

Our 2015 Equity Incentive Plan (the “2015 Plan”) was approved at our 2015 annual meeting of stockholders.  The 2015 Plan replaces our Amended and Restated 2005 Equity Incentive Plan (the “2005 Plan”).  Under the 2015 Plan, we are authorized to issue up to 1,400,560 shares of our Common Stock, which number may be increased by up to 250,000 shares subject to any option or award outstanding under the 2005 Plan that are canceled or forfeited for any reason.  If any shares of our Common Stock subject to awards granted under the 2015 Plan are canceled, those shares will be available for future awards under such plan.  The 2015 Plan expires in May 2025.  Awards granted under the 2015 Plan may include: nonqualified stock options, incentive stock options, restricted stock, restricted stock units, performance shares, performance units, and other stock-based awards and cash-based awards.

As of December 31, 2016, there were 956,088 shares of Common Stock available for awards under the 2015 Plan.

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

During the fiscal years ended December 31, 2016, December 26, 2015 and December 27, 2014, the total stock-based compensation expense from restricted Common Stock recognized in the financial statements was $1.5 million, $1.1 million and $1.1 million, respectively.  There were no stock-based compensation costs which were capitalized.

The following table summarizes activities related to restricted stock awards for the year ended December 31, 2016:

		Weighted
		Average Grant
	Number	Date Fair Value
Nonvested balance at December 26, 2015	88,166	$8.25
Granted	—	$—
Vested and released	(61,163)	$7.96
Forfeited	(18,670)	$7.20
Nonvested balance at December 31, 2016	8,333	$12.78

As of December 31, 2016 the total unrecognized costs related to non-vested restricted stock awards was $0.1 million, which is expected to be recognized over a weighted average period of less than one year.  This expected compensation expense does not reflect any new awards, or modifications to existing awards, that could occur in the future.

The following table summarizes activities related to restricted stock units for the year ended December 31, 2016:

		Weighted
		Average Grant
	Number	Date Fair Value
Nonvested balance at December 26, 2015	302,113	$10.40
Granted	328,368	$7.09
Vested and released	(78,947)	$10.21
Forfeited	(10,188)	$11.18
Nonvested balance at December 31, 2016	541,346	$8.40

As of December 31, 2016 the total unrecognized costs related to non-vested restricted stock units was $2.3 million, which is expected to be recognized over a weighted average period of 1.8 years.  This expected compensation expense does not reflect any new awards, or modifications to existing awards, that could occur in the future.

Stock Options

Stock-based compensation expense from stock options recognized in the financial statements totaled $0.2 million, $0.4 million and $0.6 million for the fiscal years ended December 31, 2016, December 26, 2015 and December 27, 2014, respectively, which reduced income from operations accordingly.  There were no stock-based compensation costs that were capitalized.

The following table summarizes stock option activity during the year ended December 31, 2016:

			Aggregate	Weighted Average
		Weighted	Intrinsic Value	Remaining
	Options	Average	(in-the-money	Contractual Life
	Outstanding	Exercise Price	options)	(in years)
Outstanding at December 26, 2015	644,602	$5.30
Granted	—	$—
Exercised	(38,000)	$4.92
Forfeited or expired	(39,000)	$6.67
Outstanding at December 31, 2016	567,602	$5.23	$2,767,532	4.41

As of December 31, 2016, the total unrecognized costs related to non-vested stock options granted were $0.2 million.  We expect to recognize such costs in the financial statements over a weighted average period of 1.3 years.  This expected compensation expense does not reflect any new awards, or modifications to existing awards, that could occur in the future.

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on our closing stock price of $9.85 as of December 31, 2016, which would have been received by the option holders had all option holders exercised options and sold the underlying shares on that date.  The intrinsic value related to vested stock options outstanding was $2.8 million as of December 31, 2016 based on the exercise price and our closing stock price of $9.85 as of December 31, 2016.

The following table summarizes information about stock options outstanding and exercisable at December 31, 2016:

				Weighted
				Average
				Remaining	Weighted		Weighted
				Contractual	Average		Average
Range of			Options	Life	Exercise	Options	Exercise
Exercise Prices			Outstanding	(in years)	Price	Exercisable	Price
$1.70	-	$2.40	173,600	1.9	$1.88	173,600	$1.88
$3.44	-	$6.55	218,550	4.6	$5.04	198,250	$4.88
$7.21	-	$12.78	153,800	6.5	$8.17	92,600	$7.89
$13.21	-	$13.21	21,652	7.5	$13.21	21,652	$13.21
			567,602	4.4	$5.23	486,102	$4.75

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

11.     Income Taxes

In fiscal 2016 a valuation allowance of $12.6 million was recorded against our net deferred tax asset upon determining it is more likely than not that the deferred tax assets will not be realized. In addition, the net deferred tax liability related to goodwill and other indefinite-lived assets was not used as a future source of income in the valuation allowance analysis. Accordingly, this deferred tax liability is recorded on our balance sheet.

The provision for income taxes consisted of the following for the fiscal years ended December 31, 2016, December 26, 2015 and December 27, 2014 (in thousands):

	2016	2015	2014
Current:
Federal	$—	$(4,372)	$3,217
State	90	(493)	408
	90	(4,865)	3,625
Deferred:
Federal	2,279	(6,683)	2,124
State	325	(498)	19
	2,604	(7,181)	2,143
Income tax expense (benefit)	$2,694	$(12,046)	$5,768

The income tax effects of temporary differences between financial and income tax reporting that give rise to the deferred income tax asset and liability are as follows as of December 31, 2016 and December 26, 2015 (in thousands):

	2016	2015
Deferred Tax Asset
Accounts receivable	$59	$34
Charitable contributions carryover	114	75
Federal credit carryover	428	411
Inventories	761	633
Accrued liabilities	532	—
State credit carryover	108	94
Stock-based compensation	649	580
Federal net operating loss carryforward	9,687	4,874
Deferred rent	42	92
State net operating loss carryforward	1,174	405
Total	13,554	7,198
Less: Valuation allowance	(12,578)	—
	976	7,198
Deferred Tax Liability
Accrued liabilities	—	(111)
Contingent consideration	(913)	(1,004)
Depreciation and amortization	(1,439)	(4,855)
	(2,352)	(5,970)

Net deferred tax (liability) asset	$(1,376)	$1,228

We had U.S. net operating loss carry forwards in the amount of $28.7 million at December 31, 2016 that will expire in tax years ending 2035 and 2036 and state net operating loss carry forwards in the amount of $27.7 million at December 31, 2016 that will expire in the tax years ending 2020 through 2036. Our alternative minimum tax credits of $0.2 million have no expiration date.  Our other general business tax credits of $0.4 million at December 31, 2016 will expire in tax years ending 2025 through 2036.

The following table provides a reconciliation between the amount determined by applying the statutory federal income tax rate to our income tax provision for fiscal years ended December 31, 2016, December 26, 2015 and December 27, 2014 (in thousands):

	2016	2015	2014
Expected expense at statutory rate of 34.0%	$(9,369)	$(11,162)	$5,552
Change resulting from:
State tax provision, net	(756)	(976)	434
Federal and state credits	(6)	116	(167)
Domestic production benefits	—	—	(322)
Change in valuation allowance	12,579	—	—
Nondeductible expenses and other	246	(24)	271
Income tax expense (benefit)	$2,694	$(12,046)	$5,768
Effective tax rate	(9.8)%	36.7%	35.3%

12.     Business Segments and Significant Customers

For the fiscal years ended December 31, 2016, December 26, 2015 and December 27, 2014, Costco was the only customer accounting for more than 10% of our total net revenue.  Costco accounted for $52.2 million, or 19% of our total net revenue; $66.4 million, or 23% of our total net revenue; and $75.3 million, or 26% or our total net revenue; for fiscal 2016, 2015 and 2014, respectively.

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

All products sold under our frozen products segment are considered part of the healthy/natural food category.  The products sold under our snack products segment include products considered part of the indulgent specialty snack food category, as well as products considered part of the healthy/natural food category.  For fiscal 2016, 2015 and 2014, net revenues of our healthy/natural food category totaled $230.8 million, $238.1 million and $236.6 million, respectively.  For fiscal 2016, 2015 and 2014, net revenues of our indulgent specialty snack food category totaled $38.2 million, $44.5 million and $49.1 million, respectively.

The accounting policies of our reportable segments are the same as those described in Note 1 “Operations and Summary of Significant Accounting Policies.”  We do not allocate assets, selling, general and administrative expenses, income taxes or other income and expense to our reportable segments. The following tables present information about our reportable segments for the fiscal years ended December 31, 2016, December 26, 2015 and December 27, 2014 (in thousands):

	Frozen	Snack
	Products	Products	Consolidated
2016
Net revenues from external customers	$160,550	$108,462	$269,012
Depreciation and amortization included in segment gross profit	1,933	2,193	4,126
Segment gross profit	15,067	17,692	32,759
Goodwill	8,999	5,986	14,985

2015
Net revenues from external customers	$167,166	$115,392	$282,558
Depreciation and amortization included in segment gross profit	2,336	2,410	4,746
Segment gross profit	2,729	17,608	20,337
Goodwill	17,300	5,986	23,286

2014
Net revenues from external customers	$179,518	$106,145	$285,663
Depreciation and amortization included in segment gross profit	2,103	2,533	4,636
Segment gross profit	32,329	20,792	53,121
Goodwill	17,300	5,986	23,286

The following table reconciles our reportable segment gross profit to our consolidated income before income tax provision for the fiscal years ended December 31, 2016, December 26, 2015 and December 27, 2014 (in thousands):

	December 31,	December 26,	December 27,
	2016	2015	2014
Segment gross profit	$32,759	$20,337	$53,121
Unallocated amounts:
Operating expenses	34,994	37,559	34,188
Impairment of goodwill and intangible assets	15,446	9,277	—
Interest expense	9,874	6,330	2,604
Income (loss) before income tax provision	$(27,555)	$(32,829)	$16,329

The table below presents information about revenues for each group of similar products within our reportable segments for the fiscal years ended December 31, 2016, December 26, 2015 and December 27, 2014 (in thousands):

`	2016		2015		2014
		% of Net		% of Net		% of Net
	Net Revenue	Revenues	Net Revenue	Revenues	Net Revenue	Revenues
Snack Products:
Indulgent Specialty Snacks (1)	$38,187	14.2%	$44,482	15.7%	$49,091	17.2%
Healthy/Natural Snacks (2)	70,275	26.1%	70,910	25.1%	57,054	20.0%
Total Snack	108,462	40.3%	115,392	40.8%	106,145	37.2%
Frozen Products:
Berries, Beverages, Blends and Desserts	112,099	41.7%	121,632	43.1%	118,473	41.5%
Vegetables	48,451	18.0%	45,534	16.1%	61,045	21.3%
Total Frozen	160,550	59.7%	167,166	59.2%	179,518	62.8%

Consolidated	$269,012	100%	$282,558	100%	$285,663	100%

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

Litigation

On April 4, 2016, a purported class action captioned Westmoreland County Employee Retirement Fund (“Westmoreland”) v. Inventure Foods Inc. et al., Case No. CV2016-002718, was filed in the Superior Court in Maricopa County, Arizona. Additional defendants are the Company’s Chief Executive Officer and Chief Financial Officer, and the underwriters of the secondary securities offering that closed September 14, 2014 (the “September 2014 Offering”).  The class action complaint, which was amended a second time on March 27, 2017, alleges violations of Sections 11, 12(a)(2) and 15 of the Securities Act and focuses on the conditions at the Company’s former frozen food facility in Jefferson, Georgia.  Westmoreland seeks certification as a class action, unspecified compensatory damages, rescission or a rescissory measure of damages, attorneys’ fees and costs, and other relief deemed appropriate by the court.  The Company, its Chief Executive Officer, its Chief Financial Officer and the September 2014 Offering underwriters have not yet responded to the second amended complaint. The Company is vigorously defending against the claims.

On November 10, 2016, the Center for Environment Health (“CEH”), represented by Howard Hirsch of Lexington Law Group, filed a lawsuit against Company under the California Safe Drinking Water and Toxic Enforcement Act (known as “Proposition 65”) (the “Act”).  CEH contends that the Company’s potato-based chip products contain amounts of acrylamide in excess of what is permitted under the Act.  An Inventure retailer, Bristol

Farms, demanded indemnity in relation to the litigation.  The Company has answered the complaint and intends to vigorously defend the lawsuit.

On November 14, 2016, Michelle Blair (represented by Matthew Armstrong of Armstrong Law Firm LLC and Stuart Cochran of Cochran Law PLLC) filed a putative class action against the Company in St. Louis City Circuit Court.  Ms. Blair purports to represent a class of consumers who purchased one of nine Boulder Canyon brand products listing “evaporated cane juice” as an ingredient.  Ms. Blair contends that the use of “evaporated cane juice” was misleading because evaporated cane juice is sugar.  In the complaint, Ms. Blair advances claims for violation of Missouri’s Merchandising Practices Act, Mo. Rev. Stat. § 407.020, et seq. and 15 C.S.R. 60-8.020, et seq., and unjust enrichment.  On February 3, 2017, the Company removed the action to the Eastern District of Missouri. Plaintiff dismissed the removed action without prejudice and refiled a substantially similar complaint in the Southern District of Illinois. The new complaint is brought by Ms. Blair and a new plaintiff, Shannah Burton, and asserts a nationwide putative class.  The Company intends to vigorously defend the lawsuit.

On March 9, 2017, a verified stockholder derivative complaint was filed under seal in the U.S. District Court for the District of Arizona, Case No. 2:17-cv-00727, against certain of its current and former officers and directors—Terry  McDaniel, Steve Weinberger, Timothy A. Cole, Ashton D. Asensio, Macon Bryce Edmonson, Paul J. Lapadat, Harold S. Edwards, David I. Meyers, and Itzhak Reichman.  The lawsuit also names the Company as a nominal defendant.  The under seal complaint focuses on the conditions at the Company’s former frozen food facility in Jefferson, Georgia and the Company’s 2015 and 2016 proxy statements.  The plaintiff  purports to derivatively assert on behalf of the Company claims for alleged violation of Section 14(a) of the Exchange Act, breach of fiduciary duty, waste of corporate assets and unjust enrichment.  According to the complaint, the plaintiff seeks an unspecified award of actual or compensatory damages in favor of the Company; an order directing the Company to take certain actions concerning its corporate governance and internal procedures, including putting forward certain proposals concerning its corporate governance policies and amendments to the Company’s Bylaws and Articles of Incorporation for a stockholder vote; an award of extraordinary equitable and/or injunctive relief concerning the defendants’ trading activities or their assets; restitution from defendants to Inventure consisting of a disgorgement of all profits, benefits and other compensation obtained by defendants; costs and disbursements of the action, including attorneys, accountant and experts’ fees, costs and expenses; and other and further relief as the court deems just and proper. The Company intends to vigorously defend the lawsuit.

On March 27, 2017, a purported class action captioned Glenn Schoenfeld v. Inventure Foods, Inc., et al.,Case No. 2:17-cv-00910, was filed in the U.S. District Court for the District of Arizona purportedly on behalf of all persons and entities that acquired Inventure securities between March 3, 2016 and March 16, 2017.  The Company’s Chief Executive Officer and Chief Financial Officer are also named as defendants.  The complaint, which focuses on the conditions of the Company’s former frozen food facility in Jefferson, Georgia, asserts claims for alleged violation of Sections 10(b) and 20(a) of the Exchange Act in connection with the Company’s press releases and SEC filings between March 3, 2016 and March 16, 2017.  Mr. Schoenfeld seeks certification as a class action, unspecified compensatory damages, attorneys’ fees, costs and expenses incurred in the action, and other relief deemed appropriate by the court.  The Company intends to vigorously defend the lawsuit.

Pre-Lawsuit Notifications and Demands

On July 11, 2016, the Company received a pre-lawsuit notification and demand from Farbod Nikravesh (represented by Barbara Rohr of Faruqi & Faruqi), who purported to represent a class of purchasers of Boulder Canyon brand products advertised as “All Natural.”  The Company removed the challenged language (“All Natural”) from its packaging before receiving the letter.  Mr. Farbod expressed intent to file a class action under California’s consumer protection statutes.  The parties resolved the matter on a confidential basis with no lawsuit being filed.

On July 11, 2016, the Company received a pre-lawsuit notification and demand from Maryanne McGuiness and Christine Sellers (represented by Tim Howard of Howard & Associates), who purported to represent a class of purchasers of Boulder Canyon kettle chips advertised as “All Natural” and “Non-GMO.”  The Company removed the “All Natural” language from its packaging before receiving the letter.  The claimants expressed intent to file a class action under Florida’s consumer protection statutes.  The parties resolved the matter on a confidential basis with no lawsuit being filed.

On October 27, 2016, the Company received a pre-lawsuit notification and demand from Halunen Law on behalf of an unidentified client who purported to represent several classes of purchasers of the Company’s TGI Friday’s Onion Rings products.  The law firm alleges that the labeling on the product is misleading because by calling the product onion rings, reasonable consumers would believe that the products contain onion or onion flavoring, while they allegedly do not contain onions or onion flavoring.  On November 14, 2016, the Company responded to the letter informing the Halunen Law firm that the products do contain onion and providing copies of various packages for the product with ingredient lists showing onion powder as an ingredient.  On February 13, 2017, the Company provided the Halunen Law firm with a declaration verifying that the produce contains and has always contained onions and requested that the Halulen Law Firm confirm that the matter is concluded.  The Company has not received further communication from the Halunen Law Firm.

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

Effective from January 2013 until December 2015, a member of our Board served as Chief Executive Officer of Bland Farms, Inc., the parent company of Vidalia Brands, Inc., with whom we have a broker agreement and a license to sell our Vidalia® brand snack product.

15.     Accounts Receivable Allowance

Changes to the allowance for doubtful accounts during the fiscal years ended December 31, 2016, December 26, 2015 and December 27, 2014 are summarized below (in thousands):

	Balance at	Charges
	beginning of	(Reductions) to	(Write-offs)	Balance at end
	Period	Expense	Collections	of period
Fiscal 2016	$94	87	(21)	$160
Fiscal 2015	$106	229	(241)	$94
Fiscal 2014	$219	17	(130)	$106

16.     Concentrations of Credit Risk

The Company maintains amounts on account with financial institutions, which at times may exceed federally insured limits. The Company has not experienced any losses on such accounts.

Our primary concentration of credit risk is related to certain trade accounts receivable.  In the normal course of business, we extend unsecured credit to our customers.  We investigate a customer’s credit worthiness before extending credit.  At December 31, 2016 and December 26, 2015, three customers accounted for 28% of accounts receivable.

17.     Deferred Compensation Plans

We have contributory 401(k) plans covering substantially all of our employees.  We may contribute amounts not in excess of the lesser of the maximum deductions allowable for income tax purposes or a specific percentage of our operating profits, as defined in the plan.  We made contributions totaling $0.6 million during each of the fiscal years ended December 31, 2016, December 26, 2015 and December 27, 2014.

We also sponsor a trusteed, nonqualified savings plan for employees whose contributions to a tax qualified 401(k) plan would be limited by provisions of the Internal Revenue Code.  The plan allows participants to defer receipt of a portion of their salary and incentive compensation.  The plan was amended in 2009, and we no longer match any employee contributions to this plan.  Participants earn a return on their deferred compensation based on investment earnings of participant-selected mutual funds.  Deferred compensation, including accumulated earnings on the participant-directed investment selections, is distributable in cash at participant-specified dates or upon retirement, death, disability or termination of employment.  At December 31, 2016 and December 26, 2015, the plan’s assets and our liability to participants in the deferred compensation plans was $0.6 million and $0.6 million, respectively, and is recorded in other assets and other liabilities in the Consolidated Balance Sheets.

18.     Quarterly Financial Data (unaudited)

The following table sets forth selected unaudited consolidated quarterly financial information for the fiscal years ended December 31, 2016, December 26, 2015 and December 27, 2014 (in thousands):

	Fiscal 2016
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(13 weeks)	(13 weeks)	(13 weeks)	(14 weeks)
Net revenues	$69,855	$69,263	$66,529	$63,365
Gross profit	8,817	10,267	7,924	5,751
Operating income (loss)	708	1,774	(1,266)	(18,897)
Net loss	$(1,018)	$(278)	$(2,564)	$(26,389)

Loss per common share:
Basic	$(0.05)	$(0.01)	$(0.13)	$(1.34)
Diluted	$(0.05)	$(0.01)	$(0.13)	$(1.34)

Weighted average number of common shares:
Basic	19,603	19,628	19,671	19,672
Diluted	19,603	19,628	19,671	19,672

	Fiscal 2015
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(13 weeks)	(13 weeks)	(13 weeks)	(13 weeks)
Net revenues	$77,607	$66,422	$69,865	$68,664
Gross profit	(3,700)	8,025	8,700	7,312
Operating loss	(22,129)	(2,192)	(533)	(1,645)
Net loss	$(14,635)	$(1,951)	$(1,737)	$(2,460)

Loss per common share:
Basic	$(0.75)	$(0.10)	$(0.09)	$(0.13)
Diluted	$(0.75)	$(0.10)	$(0.09)	$(0.13)

Weighted average number of common shares:
Basic	19,581	19,566	19,594	19,610
Diluted	19,581	19,566	19,594	19,610

	Fiscal 2014
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(13 weeks)	(13 weeks)	(13 weeks)	(13 weeks)
Net revenues	$67,509	$71,852	$72,556	$73,746
Gross profit	11,563	13,456	12,926	15,176
Operating income	3,165	4,432	5,356	5,980
Net income	$1,597	$2,472	$3,084	$3,408

Earnings per common share:
Basic	$0.08	$0.13	$0.16	$0.17
Diluted	$0.08	$0.12	$0.15	$0.17

Weighted average number of common shares:
Basic	19,437	19,468	19,530	19,564
Diluted	19,924	19,960	20,014	20,062

19.     Subsequent Events

On March 23, 2017, the Company sold certain  assets, properties and rights of our wholly owned subsidiary, Fresh Frozen Foods, to The Pictsweet Company (“Pictsweet”) pursuant to an Asset Purchase Agreement, dated as of such date, by and among the Company, Fresh Frozen Foods and Pictsweet (the “Purchase Agreement”).  In accordance with the Purchase Agreement, Pictsweet acquired Fresh Frozen Food’s frozen food processing equipment assets, certain real property and associated plants located in Jefferson, Georgia and Thomasville, Georgia, and other intellectual property and inventory.  As consideration for the acquisition, Pictsweet paid the Company $23.7 million in cash.  The net proceeds from this transfer were $19.5 million, after payment of professional fees and other transaction expenses, and were used to pay down amounts outstanding under the ABL Credit Facility and the Term Loan Credit Facility.  As of December 31, 2016 total assets and total liabilities related to the Fresh Frozen Foods business was $32.2 million and $2 million respectively.

The following unaudited pro forma consolidated results of operations (in thousands, except per share data) assumes the Fresh Frozen Foods sale occurred as of the beginning of the earliest period presented.  The unaudited pro forma results include estimates and assumptions regarding decreased interest expense related to debt paid down in connection with the sale and the related tax effects.  The pro forma results are not necessarily indicative of the actual results that would have occurred had the acquisition been completed as of the beginning of each of the periods presented, nor are they necessarily indicative of future consolidated results.  The pro forma net loss for fiscal 2016 includes $12.6 million related to the valuation allowance recorded against our net deferred tax assets.  The deferred tax assets include net operating losses from the Fresh Frozen business that will remain with the Company after the sale.

		December 31,	December 26,	December 28,
		2016	2015	2014
Net revenues	As reported	$269,012	$282,558	$285,663
	pro forma	$220,880	$237,024	$224,619

Net (loss) income	As reported	$(30,249)	$(20,783)	$10,561
	pro forma	$(18,660)	$(327)	$7,324

Diluted (loss) earnings per share	As reported	$(1.54)	$(1.06)	$0.53
	pro forma	$(0.95)	$(0.02)	$0.37

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s management, including its Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the reporting period covered by this Form 10-K.  Based upon that evaluation and as a result of the material weakness in internal control over financial reporting as set forth below, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2016 for the purpose of providing reasonable assurance that the information required to be disclosed in the reports we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

Management assessed the effectiveness of internal control over financial reporting as of December 31, 2016, utilizing the criteria described in the “Internal Control - Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.  Based on this assessment, management has concluded that our internal control over financial reporting was not effective as of December 31, 2016 due to a material weakness in our controls over accounting for trade spend liabilities. We have reviewed the results of management’s assessment with the Audit Committee of our Board.

A “material weakness” is defined as a deficiency or combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

As of December 31, 2016, there was a material weakness in our controls over accounting for and reporting of trade spend liabilities. Specifically, the December 2016 month-end review of the trade advertising accrual at year-end did not identify a trade spend liability estimate that was too low for one key customer account which led to a late year-end adjusting journal entry.

Our independent registered public accounting firm, Moss Adams LLP, independently assessed the effectiveness of the Company’s internal control over financial reporting, as stated in the firm’s attestation report, which is included within Part II, Item 8 of this Form 10-K.

Remediation Efforts to Address Material Weakness

To remediate the material weakness described above, we are currently evaluating the controls and procedures we will design and put in place to address this material weakness and plan to implement appropriate measures as part of this effort. Management has developed detailed action plans to ensure the inputs utilized to calculate the trade spend liability are complete and accurate, including an upgrade of the software used to help monitor trade spend liabilities.  This new software upgrade is already complete and pulls actual sales data into the sales volume input estimates for open sales promotion plans to improve the accuracy of sales volume estimates.  Additionally, a Task Force was created to help identify further improvements, including a more diligent review of key critical accounts to validate sales plans are accurate.

Any actions we have taken or may take to remediate the material weakness identified above are subject to continued management review supported by testing, as well as oversight by the Audit Committee of our Board. We cannot assure you that material weaknesses or significant deficiencies will not occur in the future or that we will be able to remediate such weaknesses or deficiencies in a timely manner, which could impair our ability to accurately and timely report our financial position, results of operations or cash flows.

Changes in Internal Control Over Financial Reporting

Except as described above, there were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Effectiveness of Controls and Procedures

The Company’s management, including its Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well-designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of the effectiveness of controls to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

Item 9B. Other Information.

None.

PART III

Item 10.Directors, Executive Officers and Corporate Governance.

The information called for by this Item 10 is incorporated herein by reference to the Company’s definitive proxy statement to be filed with the SEC in connection with our 2017 annual meeting of stockholders (the “2017 Proxy Statement”).

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

We will post any amendments to, or waivers from, a provision of the Code of Business Conduct and Ethics and the Financial Code of Ethics by posting such information on our website at http://ir.inventurefoods.com/governance.cfm.  Except for the Code of Business Conduct and Ethics and the Financial Code of Ethics, the information contained on or accessible through our website is not incorporated by reference into this Form 10-K.

Item 11.Executive Compensation.

The information called for by this Item 11 is incorporated herein by reference to the 2017 Proxy Statement.

Item 12.Security Ownership of Beneficial Owners and Management and Related Stockholder Matters.

The information called for by this Item 12 is incorporated herein by reference to the 2017 Proxy Statement.

Item 13.Certain Relationships and Related Transactions, and Director Independence.

The information called for by this Item 13 is incorporated herein by reference to the 2017 Proxy Statement.

Item 14.Principal Accounting Fees and Services.

The information called for by this Item 14 is incorporated herein by reference to the 2017 Proxy Statement.

PART IV

Item 15.Exhibits, Financial Statement Schedules.

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

Item 16.      Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 31, 2017	INVENTURE FOODS, INC.

	By:	/s/ Terry McDaniel
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

Signature	Title	Date

/s/ Terry McDaniel	Chief Executive Officer and Director	March 31, 2017
Terry McDaniel	(Principal Executive Officer)

/s/ Steve Weinberger	Chief Financial Officer, Secretary & Treasurer	March 31, 2017
Steve Weinberger	(Principal Financial and Accounting Officer)

/s/ Timothy Cole	Interim Chairman and Director	March 31, 2017
Timothy Cole

/s/ Ashton D. Asensio	Director	March 31, 2017
Ashton D. Asensio

/s/ Macon Bryce Edmonson	Director	March 31, 2017
Macon Bryce Edmonson

/s/ Harold Edwards	Director	March 31, 2017
Harold Edwards

/s/ Paul J. Lapadat	Director	March 31, 2017
Paul J. Lapadat

/s/ Joel D. Stewart	Director	March 31, 2017
Joel D. Stewart

INVENTURE FOODS, INC. AND SUBSIDIARIES

EXHIBITS TO FORM 10-K

YEAR ENDED DECEMBER 31, 2016

Exhibit Number	Description
2.1

Asset Purchase Agreement, dated as of November 8, 2013, by and among Inventure Foods, Inc. (the “Company”), FFF Acquisition Sub, Inc., Fresh Frozen Foods, LLC and its members (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 12, 2013).

3.1

Certificate of Incorporation of the Company filed with the Secretary of State of the State of Delaware on February 23, 1995 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 26, 2006).

3.2

Certificate of Amendment to the Certificate of Incorporation of the Company filed with the Secretary of State of the State of Delaware on March 3, 1995 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on May 26, 2006).

3.3

Certificate of Amendment to the Certificate of Incorporation of the Company filed with the Secretary of State of the State of Delaware on October 7, 1999 (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed with the SEC on May 26, 2006).

3.4

Certificate of Amendment to the Certificate of Incorporation of the Company filed with the Secretary of State of the State of Delaware on May 25, 2006 (incorporated by reference to Exhibit 3.4 to the Company’s Current Report on Form 8-K filed with the SEC on May 26, 2006).

3.5

Certificate of Amendment to the Certificate of Incorporation of the Company filed with the Secretary of State of the State of Delaware on May 20, 2010 (incorporated by reference to Exhibit 3.6 to the Company’s Current Report on Form 8-K filed with the SEC on May 24, 2010).

3.6

Certificate of Amendment to the Certificate of Incorporation of the Company filed with the Secretary of State of the State of Delaware on May 11, 2016 (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on July 28, 2016).

3.7	Second Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 26, 2016).

4.1

Specimen Certificate for shares of Common Stock (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Company’s Registration Statement on Form SB-2, Registration No. 333-5594-LA filed with the SEC on November 8, 1996).

Executive Compensation Plans and Arrangements
10.1±

Inventure Foods, Inc. Amended and Restated 2005 Equity Incentive Plan (incorporated by reference to Appendix A to the Company’s definitive Proxy Statement on Schedule 14A filed with the SEC on April 15, 2011).

10.2±

Form of Director Nonstatutory Stock Option Agreement (incorporated by reference to Exhibit 10.55 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 filed with the SEC on March 30, 2006).

10.3±

Form of Officer Nonstatutory Stock Option Agreement (incorporated by reference to Exhibit 10.42 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 25, 2004 filed with the SEC on March 22, 2005).

10.4±

Form of Employee Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.56 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 filed with the SEC on March 30, 2006).

10.5±	The Inventure Group, Inc. Nonqualified Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 23, 2007).

10.6±

Form of Employee Restricted Stock Award Agreement incorporated by reference to Exhibit 10.69 the Company’s Quarterly Report on Form 10-Q for the quarter ended June 27, 2009 filed with the SEC on August 11, 2009).

10.7±	Form of Amendment of Stock Option Agreement (incorporated by reference to Exhibit 10.70 to the Company’s Current Report on Form 8-K filed with the SEC on April 22, 2010).

10.8±	Form of Executive Stock Option Agreement (incorporated by reference to Exhibit 10.71 to the Company’s Current Report on Form 8-K filed with the SEC on April 22, 2010).

10.9±

Form of Performance Share Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.72 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 26, 2010 filed with the SEC on August 10, 2010).

10.10±

Form of Director Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.75 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 25, 2010 filed with the SEC on March 25, 2011).

10.11±	Inventure Foods, Inc. 2015 Equity Incentive Plan (incorporated by reference to Appendix A to the Company’s definitive Proxy Statement on Schedule 14A filed with the SEC on April 21, 2015).

10.12*±	Form of Performance Share Units Agreement under the 2015 Equity Incentive Plan.

10.13*±	Form of Restricted Stock Units Agreement under the 2015 Equity Incentive Plan.

10.14±

Amended and Restated Executive Employment Agreement, dated as of March 25, 2013, by and between the Company and Terry E. McDaniel (incorporated by reference to Exhibit 10.18 to the Company’s Current Report on Form 8-K filed with the SEC on March 27, 2013).

10.15±

Executive Employment Agreement, dated as of July 27, 2006, by and between the Company and Steve Weinberger (incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K filed with the SEC on July 27, 2006).

10.16±

Executive Employment Agreement, dated as of August 1, 2005 between the Company and Steven Sklar (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 1, 2005 filed with the SEC on December 1, 2005).

10.17±

Restricted Stock Agreement, dated as of August 1, 2005 between the Company and Steven Sklar (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 1, 2005 filed with the SEC on December 1, 2005).

10.18±

Employment Agreement, dated May 27, 2014, by and between the Company and Dan Hammer (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 2, 2014).

10.19±

Employment Agreement, dated October 11, 2010, by and between the Company and Brian Foster (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 26, 2015, filed on March 10, 2016).

Lease Agreements
10.20

Agricultural Ground Lease, dated as of May 17, 2007, by and among Lyle Rader, Sue Rader, Brad Rader, Julie Newell and Rader Farms Acquisition Corp. (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 filed with the SEC on August 14, 2007).

10.21

Lease Extension Agreement, dated as of October 12, 2012, by and among the Company’s subsidiary Rader Farms, Inc., as lessee, and Uptrail Group I, LLC, Uptrail Group II, LLC and Uptrail Group III, LLC, collectively as lessor (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 22, 2012).

License Agreements
10.22+

License Agreement, effective March 31, 2014, between the Company and TGI Friday’s of Minnesota, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 21, 2014).

10.23*	First Amendment to License Agreement, dated November 19, 2014,between the Company and TGI Friday’s of Minnesota, Inc.

10.24*†	Second Amendment to License Agreement, dated December 8, 2016, between the Company and TGI Friday’s of Minnesota, Inc.

Bank Agreements
10.25

Credit Agreement, dated as of November 8, 2013, by and among the Company, the subsidiary borrowers party thereto, the lenders party thereto and U.S. Bank National Association, as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 12, 2013).

10.26

Security Agreement, dated as of November 8, 2013, by and among the Company, the subsidiary borrowers party thereto, the lenders party thereto and U.S. Bank National Association, as administrative agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on November 12, 2013).

10.27

Guaranty, dated as of November 8, 2013, by and between among the Company, the subsidiary borrowers party thereto, the lenders party thereto and U.S. Bank National Association, as administrative agent (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on November 12, 2013).

10.28

Letter Amendment, dated as of November 8, 2013, by and among the Company, the subsidiary borrowers party thereto, and U.S. Bank National Association (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on November 12, 2013).

10.29

Credit Agreement, dated as of November 18, 2015, by and among the Company and certain of its subsidiaries, as the borrowers, each of the lenders from time to time a party thereto, and Wells Fargo Bank, National Association, as the administrative agent for each member of the Lender Group and the Bank Product Providers (each as defined in the Credit Agreement), as the sole arranger, and as the sole book runner (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 23, 2015).

10.30+

Schedules to Credit Agreement, dated as of November 18, 2015, by and among the Company and certain of its subsidiaries, as the borrowers, each of the lenders from time to time a party thereto, and Wells Fargo Bank, National Association, as the administrative agent for each member of the Lender Group and the Bank Product Providers (each as defined in the Credit Agreement) (incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 26, 2015 filed with the SEC on March 10, 2016).

10.31

Guaranty and Security Agreement, dated as of November 18, 2015, by and among the Company and certain of its subsidiaries, as the grantors, and Wells Fargo Bank, National Association, a national banking association, in its capacity as agent for each member of the Lender Group and the Bank Product Providers (each as defined therein) (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on November 23, 2015).

10.32+

Schedules to Guaranty and Security Agreement, dated as of November 18, 2015, by and among the Company and certain of its subsidiaries, as the grantors, and Wells Fargo Bank, National Association, a national banking association, in its capacity as agent for each member of the Lender Group and the Bank Product Providers (each as defined therein) (incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 26, 2015 filed with the SEC on March 10, 2016).

10.33

Credit Agreement, dated as of November 18, 2015, by and among the Company and certain of its subsidiaries, as the borrowers, each of the lenders from time to time a party thereto, and BSP Agency, LLC, a Delaware limited liability company, as the administrative agent for each member of the Lender Group (as defined therein) (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on November 23, 2015).

10.34+

Schedules to Credit Agreement, dated as of November 18, 2015, by and among the Company and certain of its subsidiaries, as the borrowers, each of the lenders from time to time a party thereto, and BSP Agency, LLC, a Delaware limited liability company, as the administrative agent for each member of the Lender Group (as defined therein) (incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 26, 2015 filed with the SEC on March 10, 2016).

10.35

Guaranty and Security Agreement, dated as of November 18, 2015, by and among the Company and certain of its subsidiaries, as the grantors, and BSP Agency, LLC, a Delaware limited liability company, in its capacity as agent for each member of the Lender Group (as defined therein) (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on November 23, 2015).

10.36+

Schedules to Guaranty and Security Agreement, dated as of November 18, 2015, by and among the Company and certain of its subsidiaries, as the grantors, and BSP Agency, LLC, a Delaware limited liability company, in its capacity as agent for each member of the Lender Group (as defined therein) (incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 26, 2015 filed with the SEC on March 10, 2016).

10.37

First Amendment to Credit Agreement, dated March 9, 2016, by and among the Company and certain of its subsidiaries, as the borrowers, each of the lenders from time to time a party thereto, and BSP Agency, LLC, as the administrative agent for each member of the Lender Group (as defined therein) (incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 26, 2015 filed with the SEC on March 10, 2016).

10.38

Second Amendment to Credit Agreement, dated September 27, 2016, by and among the Company and certain of its subsidiaries, as the borrowers, each of the lenders from time to time a party thereto, and BSP Agency, LLC, as the administrative agent for each member of the Lender Group (as defined therein) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 28, 2016).

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

†       Confidential treatment has been requested for certain portions of this exhibit pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.  The confidential information has been omitted and filed separately with the Securities and Exchange Commission.