Form 10-Q
period 2017-04-01
INVENTURE FOODS, INC.
filed 2017-05-11
CIK 944508

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended April 1, 2017

or

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

Yes ☒               No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐               No ☒

As of May 9, 2017, the total number of shares outstanding of the registrant’s Common Stock was 19,687,912 shares.

INVENTURE FOODS, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

INVENTURE FOODS, INC. AND SUBSIDIARIES

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Our disclosure and analysis in this Quarterly Report on Form 10-Q (“Form 10-Q”), including all documents incorporated by reference, contains “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995.  From time to time, we also provide forward-looking statements in other materials we release to the public, as well as oral forward-looking statements.  We have tried, wherever possible, to identify such statements by using words such as “anticipate,” “believe,” “expect,” “intend,” “estimate,” “project,” “may,” “should,” “will,” “likely,” “will likely result,” “will continue,” “future,” “plan,” “target,” “forecast,” “goal,” “observe,” “seek,” “strategy” and other words and terms of similar meaning.  The forward-looking statements in this Form 10-Q reflect the Company’s current views with respect to future events and financial performance.

Forward-looking statements are neither historical facts nor assurances of future performance.  Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to certain risks and uncertainties, including, without limitation, our ability to continue as a going concern, general economic conditions, increases in cost or availability of ingredients, packaging, energy and employees, price competition and industry consolidation, ability to execute strategic initiatives, product recalls or safety concerns, disruptions of supply chain or information technology systems, customer acceptance of new products and changes in consumer preferences, food industry and regulatory factors, interest rate risks, dependence upon major customers, dependence upon existing and future license agreements, the possibility that we will need additional financing and/or to refinance our existing indebtedness due to future operating losses, inability to meet the financial covenants under our term loan and revolving credit facilities, or in order to implement our business strategy, acquisition and divestiture-related risks, volatility of the market price of our common stock, par value $.01 per share (“Common Stock”), and those other risks and uncertainties discussed herein and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2017 (“2016 Form 10-K”) and any subsequent Form 10-Q that could cause actual results to differ materially from historical results or those anticipated.  In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this Form 10-Q will in fact transpire or prove to be accurate.  Readers are cautioned to consider the specific risk factors described herein and in “Item 1A. Risk Factors” of our 2016 Form 10-K, and not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof.

The Company undertakes no obligation to update or publicly revise any forward-looking statement, whether as a result of new information, future developments or otherwise.  All subsequent written or oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by this paragraph.  You are advised, however, to consult any further disclosures we make on related subjects in our subsequently filed Form 10-Qs and Current Reports on Form 8-K and our other filings with the SEC.  Also note that we provide a cautionary discussion of risks, uncertainties and possibly inaccurate assumptions relevant to our business in the “Risk Factors” section of our 2016 Form 10-K.  We note these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995.  You should understand it is not possible to predict or identify all such factors.

PART I — FINANCIAL INFORMATION

Item 1.Financial Statements.

INVENTURE FOODS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(unaudited)

	April 1,	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$1,508	$776
Accounts receivable, net of allowance for doubtful accounts of $198 and $160 at April 1, 2017 and December 31, 2016, respectively	15,901	16,334
Inventories	48,125	72,188
Other current assets	4,116	3,216
Total current assets	69,650	92,514

Property and equipment, net of accumulated depreciation of $52,488 and $53,116 at April 1, 2017 and December 31, 2016, respectively	53,148	65,484
Goodwill	14,985	14,985
Trademarks and other intangibles, net	4,831	7,243
Other assets	1,294	1,254
Total assets	$143,908	$181,480

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$25,896	$29,462
Accrued liabilities	6,752	9,533
Line of credit	27,230	32,761
Current portion of term debt	68,739	82,380
Total current liabilities	128,617	154,136

Deferred income tax liability	3,366	1,376
Other liabilities	2,037	2,279
Total liabilities	134,020	157,791

Commitments and contingencies (see Note 7)

Stockholders’ equity:
Common stock, $.01 par value; 50,000 shares authorized; 20,056 and 20,040 shares issued and outstanding at April 1, 2017 and December 31, 2016, respectively	201	200
Additional paid-in capital	36,058	35,721
Accumulated deficit	(25,900)	(11,761)
	10,359	24,160
Less: treasury stock, at cost: 368 shares at April 1, 2017 and December 31, 2016	(471)	(471)
Total stockholders’ equity	9,888	23,689
Total liabilities and stockholders’ equity	$143,908	$181,480

See accompanying notes to condensed consolidated financial statements (unaudited).

INVENTURE FOODS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Quarter Ended
	April 1,	March 26,
	2017	2016
Net revenues	$49,618	$57,180
Cost of revenues	41,104	47,899
Gross profit	8,514	9,281
Operating expenses:
Selling, general and administrative expenses	7,255	7,155
Operating income	1,259	2,126
Non-operating expense:
Interest expense	2,362	2,002
Income (loss) from continuing operations before income tax expense	(1,103)	124
Income tax expense	(103)	(47)
Net income (loss) from continuing operations	(1,206)	77
Net loss from discontinued operations	(12,933)	(1,095)
Net loss	$(14,139)	$(1,018)

Income (loss) per common share:
Basic income (loss) from continuing operations	$(0.06)	$0.01
Basic loss from discontinued operations	(0.66)	(0.06)
Basic loss	$(0.72)	$(0.05)

Diluted income (loss) from continuing operations	$(0.06)	$0.01
Diluted loss from discontinued operations	(0.66)	(0.06)
Diluted loss	$(0.72)	$(0.05)

Weighted average number of common shares:
Basic	19,675	19,603
Diluted	19,675	19,859

See accompanying notes to condensed consolidated financial statements (unaudited).

INVENTURE FOODS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Quarter Ended
	April 1,	March 26,
	2017	2016
Cash flows from operating activities:
Net loss	$(14,139)	$(1,018)
Net loss from discontinued operations	(12,933)	(1,095)
Net income (loss) from continuing operations	(1,206)	77
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by (used in) operating activities:
Depreciation	1,484	1,454
Amortization	82	82
Deferred financing fee amortization	465	353
Provision for bad debts	38	32
Deferred income taxes	1,990	—
Stock-based compensation expense	377	345
Changes in assets and liabilities:
Accounts receivable	(1,245)	(3,553)
Inventories	7,743	11,486
Other assets and liabilities	(1,071)	(702)
Accounts payable and accrued liabilities	(2,291)	(6,540)
Net cash provided by operating activities - continuing operations	6,366	3,034
Net cash used in operating activities - discontinued operations	(4,281)	(805)
Net cash provided by operating activities	2,085	2,229
Cash flows from investing activities:
Purchase of property and equipment	(663)	(3,612)
Payment of contingent consideration for Willamette Valley Fruit Company	(230)	(340)
Payment of contingent consideration for Sin In A Tin	(4)	(1)
Net cash used in investing activities - continuing operations	(897)	(3,953)
Net cash provided by (used in) investing activities - discontinued operations	19,180	(520)
Net cash provided by (used in) investing activities	18,283	(4,473)
Cash flows from financing activities:
Net borrowings on Wells Fargo line of credit	(5,531)	814
Payments made on capital lease obligations	(5)	(6)
Borrowings on term loans	—	973
Repayments made on long term debt	(14,054)	(220)
Payment of loan financing fees	(7)	(900)
Payment of payroll taxes on stock-based compensation through shares withheld	(39)	(97)
Net cash provided by (used in) financing activities - continuing operations	(19,636)	564
Net cash provided by (used in) financing activities - discontinued operations	—	—
Net cash provided by (used in) financing activities	(19,636)	564
Net increase in cash and cash equivalents	732	(1,680)
Cash and cash equivalents at beginning of year period	776	2,319
Cash and cash equivalents at end of year period	$1,508	$639

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$2,231	$2,015
Cash paid (refunded) during the period for income taxes	$3	$(24)

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

In our healthy/natural food category, products include Rader Farms® frozen berries and frozen berry and vegetable blends, Boulder Canyon® brand kettle cooked potato chips, other snack and food items and frozen side dishes, Willamette Valley Fruit CompanyTM brand frozen berries, fruits, biscuits and other frozen snacks, Jamba® brand blend-and-serve smoothie kits under license from Jamba Juice Company (“Jamba Juice”), Sin In A TinTM  chocolate pate and other frozen desserts and private label frozen fruit and healthy/natural snacks.

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

We operate in two segments: frozen products and snack products. The frozen products segment includes frozen fruits, fruit and vegetable blends, beverages, side dishes and desserts for sale primarily to grocery stores, club stores and mass merchandisers. All products sold under our frozen products segment are considered part of the healthy/natural food category. The snack products segment includes potato chips, kettle chips, potato crisps, potato skins, pellet snacks, sheeted dough products, popcorn and extruded products for sale primarily to snack food distributors and retailers. The products sold under our snack products segment include products considered part of the indulgent specialty snack food category, as well as products considered part of the healthy/natural food category.

We operate manufacturing facilities in seven locations. Our frozen berry products are processed in our Lynden, Washington, Bellingham, Washington and two Salem, Oregon facilities.  Our frozen berry business grows, processes and markets premium berry blends, raspberries, blueberries and rhubarb and purchases blackberries, cherries, cranberries, strawberries and other fruits from a select network of fruit growers for resale.  The fruit is processed, frozen and packaged for sale and distribution to wholesale customers.  Our frozen beverage products, including fruit and vegetable blends and frozen side dishes, are packaged at our Bellingham, Washington facility.  We also use third-party processors for certain frozen products and package certain frozen fruits and vegetables for other manufacturers.  Our frozen desserts products are produced in our Pensacola, Florida and Salem, Oregon facilities.  Our snack products are manufactured at our Phoenix, Arizona and Bluffton, Indiana facilities, as well as select third-party facilities for certain products.

Our fiscal year ends on the last Saturday occurring in the month of December of each calendar year.  Accordingly, the first quarter of fiscal 2017 commenced January 1, 2017 and ended April 1, 2017.

Strategic and Financial Review Process

In July 2016, we announced that our Board of Directors (“Board”) had commenced a strategic and financial review of the Company with the objective to increase shareholder value.  We engaged Rothschild Inc. to serve as our financial advisor and assist us in this process.  We remain actively involved in this process and are continuing to pursue various strategic alternatives.  As disclosed in our prior reports, no assurance can be given as to the outcome or timing of this process or that it will result in the consummation of any specific transaction.

Going Concern Uncertainty

We have incurred losses from operations in each of the quarterly periods since our voluntary product recall in April 2015 of certain varieties of the Company’s Fresh FrozenTM brand of frozen vegetables, as well as select varieties of our Jamba® “At Home” line of smoothie kits.  This fact, together with the projected near term outlook for our business and our inability to complete a strategic transaction by year end or demonstrate that such a transaction is imminent, raise substantial doubt about our ability to continue as a going concern.  In reaching such conclusion, management considered the following specific conditions:

•

Our five-year, $85.0 million term loan credit agreement with BSP Agency, LLC (“BSP”), as administrative agent, and the other lenders party thereto (with all related loan documents, and as amended from time to time, the “Term Loan Credit Facility”) requires us to, among other things, comply with Total Leverage Ratio and Fixed Charge Coverage Ratio (each as defined in the Term Loan Credit Facility) covenants by the end of the second quarter of fiscal 2017 and a minimum EBITDA target by the month ended April 30, 2017, which target we did not meet (the “EBITDA Covenant Default”).  The Total Leverage Ratio, measured at the end of our second fiscal quarter in 2017 must be 4.25:1, and the Fixed Charge Coverage Ratio, measured at the end of our second fiscal quarter in 2017 for the four quarterly periods then ended, must be 1.1:1.  Absent the completion of a strategic transaction yielding sufficient cash proceeds (in addition to the proceeds received from the sale of certain  assets, properties and rights of our wholly owned subsidiary, Fresh Frozen Foods, Inc. (now known as Inventure – GA, Inc.) (“Fresh Frozen Foods”) in March 2017) to pay down debt, waivers or amendments by our lenders, or a refinancing of our debt, we will not be able to comply with these covenants when required to do so.  Failure to meet these covenants would result in a default under such credit facility and, to the extent the applicable lenders so elect, an acceleration of the Company’s existing indebtedness, causing such debt of approximately $102.6 million at April 1, 2017 (including $4.9 million of other equipment financing indebtedness that includes cross-default provisions) to be immediately due and payable.  The Company does not have sufficient liquidity to repay all of its outstanding debt in full if such debt were accelerated.

•

Our five-year, $50.0 million revolving credit agreement with Wells Fargo Bank, National Association (“Wells Fargo”), as administrative agent, and the other lenders party thereto (with all related loan documents, and as amended from time to time, the “ABL Credit Facility” and, together with the Term Loan Credit Facility, the “Credit Facilities”), contains requirements, that among other things, require us to comply with a Fixed Charge Coverage Ratio (as defined in the ABL Credit Facility) if our liquidity as of the date of any determination is less than the greater of (i) 12.5% of the Maximum Revolver Amount  ($50.0 million) and (ii) $6.125 million, subject to certain conditions.  As of the date this Form 10-Q was filed with the SEC, we would not be able to comply with the Fixed Charge Coverage Ratio covenant if our liquidity were deemed to have fallen below the applicable threshold.

•

The Credit Facilities also require us to furnish our audited financial statements without a “going concern” uncertainty paragraph in the auditor’s opinion.  Our consolidated financial statements for the fiscal year ended December 31, 2016 in our 2016 Form 10-K contained a “going concern” explanatory paragraph.  Under the Credit Facilities, a going concern opinion with respect to our audited financial statements is an event of default (the “Going Concern Covenant Default”).  As of the date our 2016 Form 10-K was filed with the SEC, we had obtained a temporary waiver of the Going Concern Covenant Default until May 15, 2017 from the lenders under the Credit Facilities.

•

On May 10, 2017, we entered into a Limited Waiver and Third Amendment to the Credit Agreement with the lenders under the Term Loan Credit Facility (the “Third Amendment”).  Under the terms of the Third Amendment, the lenders granted the Company (i) an extension of the temporary waiver of the Going Concern Covenant Default from May 15, 2017 to July 17, 2017, and (ii) a temporary waiver of the EBITDA Covenant Default until July 17, 2017. The Third Amendment also requires that the Company comply with a minimum EBITDA target covenant commencing with the fiscal month ending June 30, 2017, measured over the 12-months then ended, and increases the Company’s prepayment fees in the event of a payment or prepayment of principal under the Term Loan Credit Facility (excluding regularly scheduled principal payments).

•

We are currently in discussions with the lenders under the ABL Credit Facility regarding an extension of the temporary waiver of the Going Concern Covenant Default from May 15, 2017 to July 17, 2017, as well as certain other amendments to such Credit Facility.

The Company’s Board and management are continuing to explore various strategic alternatives.  There can be no assurance that we will be successful in our pursuit of any strategic transaction or that we will be able consummate a strategic transaction in time to address our financial covenant requirements and going concern qualification, or at all, or if we do complete a strategic transition it will be on commercially reasonable terms.  As a result, our liquidity and ability to timely pay our obligations when due could be adversely affected.

The accompanying condensed consolidated financial statements are prepared on a going concern basis and do not include any adjustments that might result from uncertainty about our ability to continue as a going concern, other than the reclassification of certain long-term debt and the related debt issuance costs to current liabilities and current assets, respectively.

Our lenders may resist renegotiation or lengthening of payment and other terms through legal action or otherwise if we are unsuccessful in our efforts to complete a strategic transaction.  If we are not able to timely, successfully or efficiently implement the strategies that we are pursuing, we may need to seek voluntarily protection under Chapter 11 of the U.S. Bankruptcy Code.

Basis of Presentation

The condensed consolidated financial statements for the fiscal quarter ended April 1, 2017 are unaudited and include the accounts of Inventure Foods and all of its wholly owned subsidiaries. All significant intercompany amounts and transactions have been eliminated. The condensed consolidated financial statements, including the December 31, 2016 consolidated balance sheet data which was derived from audited financial statements, have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”).  In the opinion of management, the condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary in order to make the condensed consolidated financial statements not misleading. A description of our accounting policies and other financial information is included in the audited financial statements filed with our 2016 Form 10-K. The results of operations for the fiscal quarter ended April 1, 2017 are not necessarily indicative of the results expected for the full year. Changes to the classification of certain prior year amounts on the cash flow statement were made to reflect current year classification between deferred income taxes and change in other assets and liabilities.

Discontinued Operations

On March 23, 2017, the Company sold certain  assets, properties and rights of our wholly owned subsidiary, Fresh Frozen Foods, to The Pictsweet Company (“Pictsweet”) pursuant to an Asset Purchase Agreement, dated as of such date, among the Company, Fresh Frozen Foods and Pictsweet (the “Purchase Agreement”).  In accordance with the Purchase Agreement, Pictsweet acquired Fresh Frozen Food’s frozen food processing equipment assets, certain real property and associated facilities located in Jefferson, Georgia and Thomasville, Georgia, and other intellectual property and inventory (the “Fresh Frozen Asset Sale”).  As consideration for the acquisition, Pictsweet paid the Company $23.7 million in cash.  The net proceeds from the Fresh Frozen Asset Sale were $19.5 million, after payment of professional fees and other transaction expenses, and were used to pay down amounts outstanding under the Credit Facilities.  The results of operations for the Fresh Frozen Foods business have been classified as discontinued operations for all periods presented.  As required by the terms of the Purchase Agreement, we have changed the name of our Fresh Frozen Foods subsidiary to Inventure – GA, Inc.

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

At April 1, 2017 and December 31, 2016, the carrying value of cash, accounts receivable, accounts payable and accrued liabilities approximate fair values since they are short term in nature.  The carrying value of the term debt approximates fair value based on the borrowing rates currently available to us for long-term borrowings with similar terms.  The following table summarizes the valuation of our assets and liabilities measured at fair value on a recurring basis  at the respective dates set forth below (in thousands):

		April 1, 2017		December 31, 2016
		Non-qualified		Non-qualified
		Deferred	Earn-out	Deferred	Earn-out
		Compensation	Contingent	Compensation	Contingent
		Plan	Consideration	Plan	Consideration
Balance Sheet Classification		Investments	Obligation	Investments	Obligation
Other assets	Level 1	671	$—	$650	$—
Accrued liabilities	Level 3	—	(266)	—	(270)
Other liabilities	Level 3	—	(1,291)	—	(1,521)
		$671	$(1,557)	$650	$(1,791)

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

A summary of the activity of the fair value of the measurements using unobservable inputs (Level 3 liabilities) for the fiscal quarter ended April 1, 2017 is as follows (in thousands):

Level 3
Balance at December 31, 2016	$1,791
Earn-out compensation paid to Willamette Valley Fruit Company	(230)
Earn-out compensation paid to Sin In A Tin	(4)
Balance at April 1, 2017	$1,557

Income Taxes

Income tax expense was $0.1 million for the fiscal quarter ended April 1, 2017, compared to a tax benefit of $0.1 million for the fiscal quarter ended March 26, 2016.  Our effective tax rate was (9.3)% and 38.1% for the fiscal quarters ended April 1, 2017 and March 26, 2016, respectively. Income tax expense for the fiscal quarter ended April 1, 2017 was impacted by the full valuation allowance which was initially recorded in the fourth quarter of 2016.  Therefore, income tax expenses was a result of certain state minimum taxes and deferred tax liabilities not subject to the valuation allowance.

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

For the fiscal quarter ended April 1, 2017 diluted loss per share is the same as basic loss per share, as the inclusion of potentially issuable Common Stock would be antidilutive. During the fiscal quarter ended April 1, 2017, 0.6 million shares of Common Stock underlying stock options and restricted stock units were not included in the computation of diluted earnings (loss) per share because inclusion of such shares would be antidilutive.  For the fiscal quarter ended March 26, 2016, 0.3 million shares of Common Stock underlying stock options and restricted stock units were not included in the computation of diluted earnings (loss) per share because inclusion of such shares would be antidilutive.  Exercises of outstanding stock options are assumed to occur for purposes of calculating diluted earnings per share for periods in which their effect would not be antidilutive.

Loss per common share was computed as follows for the fiscal quarters ended April 1, 2017 and March 26, 2016 (in thousands, except per share data):

	Quarter Ended
	April 1,	March 26,
	2017	2016
Basic Earnings (Loss) Per Share:
Net income (loss) from continuing operations	$(1,206)	$77
Net loss from discontinued operations	(12,933)	(1,095)
Net loss	$(14,139)	$(1,018)
Weighted average number of common shares	19,675	19,603
Loss per common share	$(0.72)	$(0.05)

Diluted Earnings (Loss) Per Share:
Net income (loss) from continuing operations	$(1,206)	$77
Net loss from discontinued operations	(12,933)	(1,095)
Net loss	$(14,139)	$(1,018)
Weighted average number of common shares	19,675	19,603
Incremental shares from assumed conversions of stock options and non-vested shares of restricted stock	—	256
Adjusted weighted average number of common shares	19,675	19,859
Loss per common share	$(0.72)	$(0.05)

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

Recent Accounting Pronouncements

Changes to GAAP are established by the Financial Accounting Standards Board (the “FASB”) in the form of accounting standards updates (“ASU”) to the FASB’s Accounting Standards Codification.

We consider the applicability and impact of all ASUs.  ASUs not listed below were assessed and determined to be either not applicable or are expected to have minimal impact on our consolidated financial position or results of operations.

In May 2014, the FASB issued new guidance related to revenue recognition.  This new standard will replace all current GAAP guidance on this topic and eliminate all industry-specific guidance.  The new revenue recognition standard provides a unified model to determine when and how revenue is recognized.  The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services.  This guidance will be effective at the beginning of our 2018 fiscal year and can be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption.  As of April 1, 2017, we have not evaluated the impact of this new accounting standard on our financial statements.

In July 2015, the FASB issued an ASU to simplify the measurement of inventory.  This ASU requires inventory to be subsequently measured using the lower of cost and net realizable value, thereby eliminating the market value approach. Net realizable value is defined as the “estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation.”  This ASU is effective for reporting periods beginning after December 15, 2016 and is applied prospectively. Early adoption is permitted. We adopted this guidance in the first quarter of fiscal 2017, and it had no impact on our financial statements and disclosure.

In February 2016, the FASB issued new guidance related to accounting for leases. The new standard requires the recognition of assets and liabilities arising from lease transactions on the balance sheet and the disclosure of key information about leasing arrangements. Accordingly, a lessee will recognize a lease asset for its right to use the underlying asset and a lease liability for the corresponding lease obligation. Both the asset and liability will initially be measured at the present value of the future minimum lease payments over the lease term. Subsequent measurement, including the presentation of expenses and cash flows, will depend on the classification of the lease as either a finance or an operating lease. The new standard is effective for fiscal years beginning after December 15, 2018, and interim periods within those years. Early adoption is permitted.  As of April 1 2017, we have not evaluated the impact of this new accounting standard on our financial statements.

In March 2016, the FASB issued an ASU intended to simplify various aspects of the accounting for share-based payments. Excess tax benefits for share-based payments will be recorded as a reduction of income taxes and reflected in operating cash flows upon the adoption of this ASU. Excess tax benefits are currently recorded in equity and as financing activity under the current rules. This guidance is effective for reporting periods beginning after December 15, 2016. We adopted this guidance in the first quarter of fiscal 2017, and the adoption did not have a material impact on our financial statements and disclosure.

2.Discontinued Operations

On March 23, 2017, the Company sold certain assets, properties and rights of our wholly owned subsidiary, Fresh Frozen Foods, to Pictsweet pursuant to the Purchase Agreement.  In accordance with the Purchase Agreement, Pictsweet acquired Fresh Frozen Food’s frozen food processing equipment assets, certain real property and associated facilities located in Jefferson, Georgia and Thomasville, Georgia, and other intellectual property and inventory.  As consideration for the acquisition, Pictsweet paid the Company $23.7 million in cash. The Fresh Frozen business was part of the Company’s frozen products segment.  The net proceeds from the Fresh Frozen Asset Sale were $19.5 million, after payment of professional fees and other transaction expenses, and were used to pay down amounts outstanding under the Credit Facilities.  As of December 31, 2016, total assets and total liabilities related to the Fresh Frozen Foods business were $32.2 million and $2 million, respectively.  The results of operations for the Fresh Frozen Foods business have been classified as discontinued operations for all periods presented.

The summary comparative financial results of the Fresh Frozen Foods business, included within discontinued operations, were as follows (in thousands):

	Quarter Ended
	April 1, 2017	March 26, 2016
Net revenues	$8,677	$12,674
Cost of revenues	8,594	13,139
Gross profit	83	(465)
Operating expenses:
Selling, general and administrative expenses	629	954
Operating loss	(546)	(1,419)
Loss on sale of Fresh Frozen Foods	10,146	—
Interest expense, net	332	353
Loss before income taxes	(11,024)	(1,772)
Income tax expense	(1,909)	677
Net loss from discontinued operations	$(12,933)	$(1,095)

3.Inventories

Inventories consisted of the following as of April 1, 2017 and December 31, 2016 (in thousands):

	April 1,	December 31,
	2017	2016
Finished goods	$18,326	$27,661
Raw materials	29,799	44,527
Inventories	$48,125	$72,188

4.Goodwill, Trademarks and Other Intangibles

Goodwill, trademarks and other intangibles, net, consisted of the following as of April 1, 2017 and December 31, 2016 (in thousands):

	Estimated	April 1,	December 31,
	Useful Life	2017	2016
Goodwill:
Inventure Foods		$5,986	$5,986
Rader Farms		5,630	5,630
Willamette Valley Fruit Company		3,147	3,147
Sin In A Tin		222	222
Goodwill		$14,985	$14,985

Trademarks:
Inventure Foods		$896	$896
Rader Farms		1,070	1,070
Willamette Valley Fruit Company		740	740
Fresh Frozen Foods		—	2,330
Sin In A Tin		123	123

Other intangibles:
Rader Farms - Customer relationship, gross carrying amount	10 years	100	100
Rader Farms - Customer relationship, accum. amortization		(98)	(96)
Willamette Valley Fruit Company - Customer relationship, gross carrying amount	10 years	3,200	3,200
Willamette Valley Fruit Company - Customer relationship, accum. amortization		(1,200)	(1,120)
Trademarks and other intangibles, net		$4,831	$7,243

Our amortization expense related to these intangibles was $82,000 and $82,000 for the fiscal quarters ended April 1, 2017 and March 26, 2016, respectively.  The trademarks are deemed to have an indefinite useful life because they are expected to generate cash flows indefinitely.

5.Accrued Liabilities

Accrued liabilities consisted of the following as of April 1, 2017 and December 31, 2016 (in thousands):

	April 1,	December 31,
	2017	2016
Accrued payroll and payroll taxes	1,998	$1,756
Accrued royalties and commissions	861	1,621
Accrued advertising and promotion	1,101	1,465
Accrued berry purchase payments	—	1,908
Accrued other	2,792	2,783
Accrued liabilities	$6,752	$9,533

6.Term Debt and Line of Credit

ABL Credit Facility

On November 18, 2015, the Company entered into the ABL Credit Facility. The ABL Credit Facility provides for a five-year, $50.0 million senior secured revolving credit facility.  The ABL Credit Facility also provides that, under certain conditions, we may increase the aggregate principal amount of loans outstanding thereunder by up to $10.0 million.  Borrowings under the ABL Credit Facility bear interest, at the Company’s option, at a base rate or the London interbank offered rate (“LIBOR”) plus, in each case, an applicable margin.  The ABL Credit Facility will mature, and the commitments thereunder will terminate, on November 17, 2020.

Events of default under the ABL Credit Facility include customary events such as a cross-default provision with respect to other material debt.  The ABL Credit Facility requires us to, among other things, comply with a Fixed Charge Coverage Ratio (as defined in the ABL Credit Facility) if our liquidity as of the date of any determination is less than the greater of (i) 12.5% of the Maximum Revolver Amount  ($50.0 million) and (ii) $6.125 million, subject to certain conditions.  As of the date this Form 10-Q was filed with the SEC, we would not be able to comply with the Fixed Charge Coverage Ratio covenant if our liquidity were deemed to have fallen below the applicable threshold.

At May 11, 2017, we were in discussions with the lenders under the ABL Credit Facility regarding an extension of the temporary waiver of the Going Concern Covenant Default from May 15, 2017 to July 17, 2017, as well as certain other amendment to such Credit Facility.

As of April 1, 2017, there was $27.2 million outstanding under the ABL Credit Facility and the net availability thereunder was $8.8 million.

Term debt consisted of the following as of April 1, 2017 and December 31, 2016 (in thousands):

	April 1,	December 31,
	2017	2016
Term loan credit facility through November 2020	$70,471	84,150
Equipment term loan, Goodyear, Arizona, due monthly through April 2021	2,610	2,759
Equipment term loan, Rader Farms, due monthly through August 2019	1,290	1,420
Equipment term loan, Willamette Valley Fruit Company, due monthly through August 2019	958	1,054
Capital lease obligations, primarily due September 2017	40	44
Long-term debt	75,369	89,427
Less: deferred financing fees, net	(6,630)	(7,047)
Less: current portion of long-term debt	(68,739)	(82,380)
Long-term debt, less current portion	$—	$—

Term Loan Credit Facility

Also on November 18, 2015 and concurrent with the execution of the ABL Credit Facility, Inventure Foods and certain of its subsidiaries entered into the Term Loan Credit Facility.  The Term Loan Credit Facility provides for a $85.0 million senior secured term loan that matures on November 17, 2020.  The Term Loan Credit Facility also provides that, under certain conditions, we may increase the aggregate principal amount of term loans outstanding thereunder by up to $25.0 million.  Borrowings under the Term Loan Credit Facility bear interest, at the Company’s option, at a base rate or LIBOR plus, in each case, an applicable margin.

The Term Loan Credit Facility contains customary negative covenants and also requires the Company, together with its subsidiaries, to comply with a Fixed Charge Coverage Ratio and a Total Leverage Ratio. The first Fixed Charge Coverage Ratio and Total Leverage Ratio measurement period was the end of the first quarter of fiscal 2016.  On March 9, 2016, the Company entered into that certain First Amendment to Credit Agreement, with BSP, as administrative agent, and the other lenders party thereto (the “First Amendment”).  The First Amendment amended the Term Loan Credit Facility to defer the Company’s obligation to comply with the Total Leverage Ratio until the end of the third quarter of fiscal 2016.

On September 27, 2016, the Company entered into that certain Second Amendment to Credit Agreement with BSP, as the administrative agent, and the other lenders party thereto (the “Second Amendment”). The Second Amendment defers compliance with the Company’s Total Leverage Ratio and Fixed Charge Coverage Ratio covenants until the second quarter of fiscal 2017, requires the Company to comply with a minimum EBITDA target covenant commencing with the month ended April 30, 2017 (the “EBIDTA Covenant”), and increases the Base Rate Margin and the Libor Rate Margin, each as defined in the Term Loan Credit Facility) thereunder by 100 basis points.  The Second Amendment also amends the fees payable to the lenders in the event of prepayment and restricts the Company’s ability to raise Curative Equity (as defined in the Second Amendment) until the fourth quarter of fiscal 2017.

We did not meet the minimum EBITDA Covenant (the “EBIDTA Covenant Default”).  On May 10, 2017, we entered into the Third Amendment.  Under the terms of the Third Amendment, the lenders granted the Company (i) an extension of the temporary waiver of the Going Concern Covenant Default from May 15, 2017 to July 17, 2017, and (ii)

a temporary waiver of the EBITDA Covenant Default, until July 17, 2017.  The Third Amendment also requires that the Company comply with a minimum EBITDA target covenant commencing with the fiscal month ending June 30, 2017, measured over the 12-months then ended, and increases the Company’s prepayment fees in the event of a payment or prepayment of principal under the Term Loan Credit Facility (excluding regularly scheduled principal payments).

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

Debt Classification

In accordance with FASB Accounting Standard Codification (“ASC”) 470-10-45 on Debt Presentation, all of the Company’s outstanding debt has been reclassified in the accompanying condensed consolidated balance sheet as a current liability as of April 1, 2017 and December 31, 2016.  Absent the Second Amendment, the Company would not have been in compliance with the Total Leverage Ratio and Fixed Charge Ratio covenants as of April 1, 2017.  Unless we engage in a strategic transaction that enables us to pay down or refinance our debt, or we secure a waiver from our lenders or a further loan amendment to the Term Loan Credit Facility, we will not be in compliance with our financial covenants at the end of the second quarter of fiscal 2017 or, in the case of the minimum EBITDA target, by the month ending June 30, 2017 (as required by the Third Amendment).  As previously announced, the Company commenced a comprehensive strategic and financial review of the Company’s operations and engaged Rothschild Inc. to serve as its financial advisor to assist the Company in this process, including the pursuit of value-enhancing initiatives including, a sale of the Company, a sale of assets of the Company or other strategic business combination, or other capital structure optimization opportunities. This comprehensive strategic and financial review remains ongoing as of the date this Form 10-Q was filed with the SEC.  There can be no assurances that these efforts will result in a completion of a transaction or, if one is completed, that it will be on favorable terms.  A default under either the Term Loan Credit Facility or ABL Credit Facility would trigger a default under the other Credit Facility and certain of our equipment lease financing arrangements, as these facilities each contain cross-default provisions. As such, we classified all of our outstanding debt as a current liability.

7.Commitments and Contingencies

Contractual

Our future contractual obligations consist principally of long-term debt, operating leases, minimum commitments regarding third-party warehouse operations services, forward purchase agreements and remaining minimum royalty payments due to licensors pursuant to brand licensing agreements.

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

Litigation

On April 4, 2016, a purported class action captioned Westmoreland County Employee Retirement Fund (“Westmoreland”) v. Inventure Foods, Inc. et al., Case No. CV2016-002718, was filed in the Superior Court in Maricopa County, Arizona. Additional defendants are the Company’s Chief Executive Officer and Chief Financial Officer, and the underwriters of the secondary securities offering that closed September 14, 2014 (the “September 2014 Offering”).  The class action complaint, which was amended a second time on March 27, 2017, alleges violations of Sections 11, 12(a)(2) and 15 of the Securities Act and focuses on the conditions at the Company’s former frozen food facility in Jefferson, Georgia.  Westmoreland seeks certification as a class action, unspecified compensatory damages, rescission or a rescissory measure of damages, attorneys’ fees and costs, and other relief deemed appropriate by the court.  The Company, its Chief Executive Officer, its Chief Financial Officer and the September 2014 Offering underwriters have moved to dismiss the second amended complaint. The Company is vigorously defending against the claims.

On November 10, 2016, the Center for Environment Health (“CEH”), represented by Howard Hirsch of Lexington Law Group, filed a lawsuit against the Company under the California Safe Drinking Water and Toxic Enforcement Act (known as “Proposition 65”) (the “Act”).  CEH contends that the Company’s potato-based chip products contain amounts of acrylamide in excess of what is permitted under the Act.  A retailer of the Company, Bristol Farms, demanded indemnity in relation to the litigation.  The Company has answered the complaint and intends to vigorously defend the lawsuit.

On November 14, 2016, Michelle Blair (represented by Matthew Armstrong of Armstrong Law Firm LLC and Stuart Cochran of Cochran Law PLLC) filed a putative class action against the Company in St. Louis City Circuit Court.  Ms. Blair purports to represent a class of consumers who purchased one of nine Boulder Canyon® brand products listing “evaporated cane juice” as an ingredient.  Ms. Blair contends that the use of “evaporated cane juice” was misleading because evaporated cane juice is sugar.  In the complaint, Ms. Blair advances claims for violation of Missouri’s Merchandising Practices Act, Mo. Rev. Stat. § 407.020, et seq. and 15 C.S.R. 60-8.020, et seq., and unjust enrichment.  On February 3, 2017, the Company removed the action to the Eastern District of Missouri. Plaintiff dismissed the removed action without prejudice and refiled a substantially similar complaint in the Southern District of Illinois. The new complaint is brought by Ms. Blair and a new plaintiff, Shannah Burton, and asserts a nationwide putative class, as well as a putative class of Illinois and Missouri purchasers. Ms. Burton alleges claims under the Illinois Consumer Fraud and Deceptive Business Practices Act, 815 Ill. Comp. Stat. Ann. 505/2, et seq. Both plaintiffs also assert claims for unjust enrichment and breach of express warranty. On April 24, 2017, the Company filed a motion to dismiss the complaint.  The Company intends to vigorously defend the lawsuit.

On March 9, 2017, a verified stockholder derivative complaint was filed under seal in the U.S. District Court for the District of Arizona, Case No. 2:17-cv-00727, against certain of its current and former officers and directors —Terry McDaniel, Steve Weinberger, Timothy A. Cole, Ashton D. Asensio, Macon Bryce Edmonson, Paul J. Lapadat, Harold S. Edwards, David I. Meyers, and Itzhak Reichman.  The lawsuit also names the Company as a nominal defendant.  The under seal complaint focuses on the conditions at the Company’s former frozen food facility in Jefferson, Georgia and the Company’s 2015 and 2016 proxy statements.  The plaintiff purports to derivatively assert on behalf of the Company claims for alleged violation of Section 14(a) of the Exchange Act, breach of fiduciary duty, waste of corporate assets and unjust enrichment.  According to the complaint, the plaintiff seeks an unspecified award of actual or compensatory damages in favor of the Company; an order directing the Company to take certain actions concerning its corporate governance and internal procedures, including putting forward certain proposals concerning its corporate governance policies and amendments to the Company’s Bylaws and Certificate of Incorporation for a stockholder vote; an award of extraordinary equitable and/or injunctive relief concerning the defendants’ trading activities or their assets; restitution from defendants to Inventure Foods consisting of a disgorgement of all profits, benefits and other compensation obtained by defendants; costs and disbursements of the action, including attorneys, accountant and experts’ fees, costs and expenses; and other and further relief as the court deems just and proper. The Company intends to vigorously defend the lawsuit.

On March 27, 2017, a purported class action captioned Glenn Schoenfeld v. Inventure Foods, Inc., et al., Case No. 2:17-cv-00910, was filed in the U.S. District Court for the District of Arizona purportedly on behalf of all persons and entities that acquired Inventure Foods securities between March 3, 2016 and March 16, 2017.  The Company’s Chief Executive Officer and Chief Financial Officer are also named as defendants.  The complaint asserts claims for alleged violation of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder, and focuses on the Company’s internal controls over accounting and financial reporting, its statements of operations for fiscal year 2015, and public statements in press releases and SEC filings between March 3, 2016 and March 16, 2017.  Mr. Schoenfeld seeks certification as a class action, unspecified compensatory damages, attorneys’ fees, costs and expenses incurred in the action, and other relief deemed appropriate by the court. The Company intends to vigorously defend the lawsuit.

On April 27, 2017, a purported class action captioned John Robinson v. Inventure Foods, Inc., et al., Case No. 2:17-cv-01258, was filed in the U.S. District Court for the District of Arizona purportedly on behalf of all persons and entities that acquired Inventure Foods securities between March 3, 2016 and March 16, 2017.  The complaint alleges violations of Section 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder against the Company and the Company’s Chief Executive Officer and Chief Financial Officer.  The allegations focus on the Company’s internal controls over accounting and financial reporting, its statements of operations for fiscal year 2015, and public statements in press releases and SEC filings between March 3, 2016 and March 16, 2017. Mr. Robinson seeks certification as a class action, unspecified damages, prejudgment and post-judgment interest, reasonable attorneys’ fees, expert fees and other costs, and such other and further relief as the court may deem just and proper.  The Company intends to vigorously defend the lawsuit.

8.Business Segments

Our operations consist of two reportable segments: frozen products and snack products.  The frozen products segment includes frozen fruits, fruit and vegetable blends, beverages, side dishes and desserts for sale primarily to grocery stores, club stores and mass merchandisers.  The snack products segment produces potato chips, kettle chips, potato crisps, potato skins, pellet snacks, sheeted dough products, popcorn and extruded products for sale primarily to snack food distributors and retailers.  Our reportable segments offer different products and services.  The majority of our revenues are attributable to external customers in the United States.  We also sell to external customers internationally. However, the revenues attributable to such customers are immaterial.  All of our assets are located in the United States.

All products sold under our frozen products segment are considered part of the healthy/natural food category.  The products sold under our snack products segment include products considered part of the indulgent specialty snack food category, as well as products considered part of the healthy/natural food category.

For the fiscal quarters ended April 1, 2017 and March 26, 2016, net revenues of our healthy/natural food category totaled $40.7 million and $47.3 million, respectively.  For the fiscal quarters ended April 1, 2017 and March 26, 2016, net revenues of our indulgent specialty snack food category totaled $8.9 million and $9.9 million, respectively.

We do not allocate assets, selling, general and administrative expenses, income taxes or other income and expense to our reportable segments.  The following table presents information about our reportable segments for the fiscal quarters ended April 1, 2017 and March 26, 2016 (in thousands):

	Frozen	Snack
	Products	Products	Consolidated
Quarter Ended April 1, 2017
Net revenues from external customers	$23,462	$26,156	$49,618
Depreciation and amortization included in segment gross profit	226	579	805
Segment gross profit	4,741	3,773	8,514

Quarter Ended March 26, 2016
Net revenues from external customers	$32,296	$24,884	$57,180
Depreciation and amortization included in segment gross profit	281	507	788
Segment gross profit	4,785	4,496	9,281

The following table reconciles reportable segment gross profit to our consolidated income (loss) from continuing operations before income taxes for the fiscal quarters ended April 1, 2017 and March 26, 2016 (in thousands):

	Quarter Ended
	2017	2016
Segment gross profit	$8,514	$9,281
Unallocated amounts:
Operating expenses	(7,255)	(7,155)
Interest expense	(2,362)	(2,002)
Income (loss) from continuing operations before income tax provision	$(1,103)	$124

The table below presents information about revenues for each group of similar products within our reportable segments for the fiscal quarters ended April 1, 2017 and March 26, 2016 (in thousands):

	Quarter Ended April 1, 2017		Quarter Ended March 26, 2016
		% of Net		% of Net
	Net Revenue	Revenues	Net Revenue	Revenues
Frozen Products:
Berries, blends, beverages and desserts	$23,078	46.5%	$32,296	56.5%
Riced Vegetables	384	0.7%	—	—%
Total Frozen	23,462	47.2%	32,296	56.5%
Snack Products:
Indulgent specialty snacks (1)	8,931	18.0%	9,926	17.4%
Healthy/natural snacks (2)	17,225	34.8%	14,958	26.1%
Total Snack	26,156	52.8%	24,884	43.5%

Consolidated	$49,618	100.0%	$57,180	100.0%

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

9.Stockholders’ Equity

The Company’s 2015 Equity Incentive Plan (the “2015 Plan”) was approved at our 2015 annual meeting of stockholders. Under the 2015 Plan, we are authorized to issue up to 1,400,560 shares of our Common Stock, which number may be increased by up to 250,000 shares subject to any option or award outstanding under the Amended and Restated 2005 Equity Incentive Plan that are canceled or forfeited for any reason.  If any shares of our Common Stock subject to awards granted under the 2015 Plan are canceled, those shares will be available for future awards under such plan.   Awards granted under the 2015 Plan may include: nonqualified stock options, incentive stock options, restricted stock, restricted stock units, performance shares, performance units, and other stock-based awards and cash-based awards.  The 2015 Plan has a term of ten years and expires in May 2025.  As of April 1, 2017, there were 1,008,983 shares of Common Stock available for awards under the 2015 Plan.

Restricted Common Stock

We have issued shares of restricted Common Stock in the form of restricted stock awards and restricted stock units as incentives to certain employees, officers and members of our Board.  Restricted stock awards and restricted stock units granted to members of the Board are granted with a one-year service period.  Restricted stock awards and restricted stock units granted to the Company’s officers vest over three years and typically contain performance conditions that are required to be achieved over a three-year measurement period in order for the shares to be released.  The number of performance-based restricted stock awards and units that ultimately vest depend on whether we achieve certain financial results.  Restricted stock units granted to non-officer employees generally vest over three or five years.  We record compensation expense each period based on (i) the market price of our Common Stock at the time of grant, and (ii) for performance-based restricted stock awards and units, our estimate of the most probable number of shares that will ultimately be released.  The related stock-based compensation expense is included in selling, general and administrative expenses.  Additionally, the compensation expense is adjusted for our estimate of forfeitures.  Recipients of restricted stock awards are entitled to receive any dividends declared on our Common Stock and have voting rights, regardless of whether such shares have vested.  Recipients of restricted stock units have no voting rights or rights to receive cash dividends with respect to restricted stock unit awards until shares of Common Stock are issued in settlement of such awards.

During the fiscal quarters ended April 1, 2017 and March 26, 2016, the total stock-based compensation expense from restricted Common Stock recognized in the financial statements was $0.3 million and $0.3 million, respectively. There was no stock-based compensation costs capitalized.

The following table summarizes activities related to restricted stock awards for the fiscal quarter ended April 1, 2017:

		Weighted
		Average Grant
	Number	Date Fair Value
Nonvested balance at December 31, 2016	8,333	$12.78
Granted	—	$—
Vested and released	—	$—
Forfeited	—	$—
Nonvested balance at April 1, 2017	8,333	$12.78

As of April 1, 2017, the total unrecognized costs related to non-vested restricted stock awards was $0.1 million, which is expected to be recognized over a weighted average period of 0.2 years.  This expected compensation expense does not reflect any new awards, or modifications to existing awards, that could occur in the future.

The following table summarizes activities related to restricted stock units for the fiscal quarter ended April 1, 2017:

		Weighted
		Average Grant
	Number	Date Fair Value
Nonvested balance at December 31, 2016	541,346	$8.40
Granted	—	$—
Vested and released	(23,255)	$13.21
Forfeited	(39,208)	$10.26
Nonvested balance at April 1, 2017	478,883	$8.02

As of April 1, 2017, the total unrecognized costs related to non-vested restricted stock units was $1.8 million, which is expected to be recognized over a weighted average period of 1.6 years.  This expected compensation expense does not reflect any new awards, or modifications to existing awards, that could occur in the future.

Stock Options

Stock-based compensation expense from stock options recognized in the financial statements totaled $0.1 and $0.1 million for the fiscal quarters ended April 1, 2017 and March 26, 2016, respectively.  There was no stock-based compensation costs capitalized.

The following table summarizes stock option activity during the fiscal quarter ended April 1, 2017:

			Aggregate	Weighted Average
		Weighted	Intrinsic Value	Remaining
	Options	Average	(in-the-money	Contractual Life
	Outstanding	Exercise Price	options)	(in years)
Outstanding at December 31, 2016	567,602	$5.23
Granted	—	$—
Exercised	—	$—
Forfeited or expired	(13,687)	$10.37
Outstanding at April 1, 2017	553,915	$5.10	$506,733	4.1

As of April 1, 2017, the total unrecognized costs related to non-vested stock options granted were $0.2 million.  We expect to recognize such costs in the financial statements over a weighted average period of 1.1 years.  This expected compensation expense does not reflect any new awards, or modifications to existing awards, that could occur in the future.

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on the closing price of $4.42 of our Common Stock as of April 1, 2017, which would have been received by the option holders had all option holders exercised options and sold the underlying shares on that date.  The intrinsic value related to vested stock options outstanding was $0.5 million as of April 1, 2017 based on the exercise price and closing price of $4.42 of our Common Stock as of April 1, 2017.

The following table summarizes information about stock options outstanding and exercisable at April 1, 2017:

				Weighted
				Average
				Remaining	Weighted		Weighted
				Contractual	Average		Average
Range of			Options	Life	Exercise	Options	Exercise
Exercise Prices			Outstanding	(in years)	Price	Exercisable	Price
$1.70	-	$1.86	138,600	1.5	$1.75	138,600	$1.75
$2.4	-	$4.16	156,450	3.4	$3.55	156,450	$3.55
$4.28	-	$7.21	213,400	5.7	$6.88	148,900	$6.82
$7.61	-	$13.21	45,465	7.1	$12.36	28,465	$12.47
			553,915	4.1	$5.10	472,415	$4.59

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

For a description of the Company’s critical accounting policies and an understanding of the significant factors that influenced the Company’s performance during the fiscal quarter ended April 1, 2017, this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the other sections of this Form 10-Q, including the condensed consolidated financial statements and related notes appearing in Part I, Item 1, as well as  our 2016 Form 10-K.  The various sections of this MD&A contain a number of forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risks described in the “Risk Factors” section of our 2016 Form 10-K.  Accordingly, the Company’s actual future results may differ materially from historical results or those currently anticipated.

Executive Overview

We are a leading marketer and manufacturer of healthy/natural and indulgent specialty snack food brands.  Our products are marketed under a strong portfolio of brands, including Boulder Canyon®, Rader Farms, Willamette Valley Fruit CompanyTM, T.G.I. Friday’s®, Jamba®, Vidalia®, Poore Brothers®, Nathan’s Famous®, Bob’s Texas Style®, Tato Skins® and Sin In A TinTM.  T.G.I. Friday’s®, Jamba®, Nathan’s Famous® and Vidalia® are licensed brand names.  We complement our branded product retail sales with private label retail sales and co-packing arrangements.

Our operations consist of two reportable segments: frozen products and snack products. The frozen products segment includes frozen fruits, beverages fruit and vegetable blends, beverages, side dishes and desserts for sale primarily to grocery stores, club stores and mass merchandisers. The snack products segment includes potato chips, kettle chips, potato crisps, potato skins, pellet snacks, sheeted dough products, popcorn and extruded products for sale primarily to snack food distributors and retailers.

For the fiscal quarters ended April 1, 2017 and March 26, 2016, net revenues of our healthy/natural food category totaled $40.7 million and $47.3 million, respectively.  For the fiscal quarters ended April 1, 2017 and March 26, 2016, net revenues of our indulgent specialty snack food category totaled $8.9 million and $9.9 million, respectively.

This MD&A is intended to assist in the understanding of our condensed consolidated financial statements, the changes in certain key items in those condensed consolidated financial statements from period to period and the primary factors that contributed to those changes, as well as how certain critical accounting estimates affect our condensed consolidated financial statements.

Recent Developments

On March 23, 2017, we announced the sale of certain assets, properties and rights of our wholly owned subsidiary, Fresh Frozen Foods, to Pictsweet, pursuant to the Purchase Agreement.  In accordance with the Purchase Agreement, Pictsweet acquired Fresh Frozen Food’s frozen food processing equipment assets, certain real property and associated facilities located in Jefferson, Georgia and Thomasville, Georgia, and other intellectual property and inventory.  The Fresh Frozen Foods facilities processed and packaged IQF vegetables and fruits sold primarily under the Fresh Frozen™ brand. As consideration for the acquisition, Pictsweet paid the Company $23.7 million in cash.  The Company’s net proceeds from the Fresh Frozen Asset Sale were $19.5 million, after payment of professional fees and other transaction expenses.  These proceeds were used to pay down amounts outstanding under the Credit Facilities.

Strategic and Financial Review Process

In July 2016, we announced that our Board had commenced a strategic and financial review of the Company, with the objective to increase shareholder value.  We engaged Rothschild Inc. to serve as our financial advisor and assist us in this process.  As reported in our 2016 Form 10-K, we remain actively involved in this process and are continuing to pursue various strategic alternatives.  No assurance can be given as to the outcome or timing of this process or that it will result in the consummation of any specific transaction.

Going Concern Uncertainty

We have incurred losses from operations in each of the quarterly periods since our voluntary product recall in April 2015 of certain varieties of the Company’s Fresh FrozenTM brand of frozen vegetables, as well as select varieties of our Jamba® “At Home” line of smoothie kits.  This fact, together with the projected near term outlook for our business and our inability to complete a strategic transaction (other than the Fresh Frozen Asset Sale) by year end or demonstrate that such a transaction is imminent, raise substantial doubt about our ability to continue as a going concern.  We reported this going concern conclusion in our 2016 Form 10-K, together with the following specific conditions considered by management in reaching such conclusion:

•

Our five-year, $85.0 million term loan credit agreement with BSP Agency, LLC (“BSP”), as administrative agent, and the other lenders party thereto (with all related loan documents, and as amended from time to time, the “Term Loan Credit Facility”) requires us to, among other things, comply with Total Leverage Ratio and Fixed Charge Coverage Ratio (each as defined in the Term Loan Credit Facility) covenants by the end of the second quarter of fiscal 2017 and a minimum EBITDA target by the month ended April 30, 2017, which target we did not meet (the “EBITDA Covenant Default”).  The Total Leverage Ratio, measured at the end of our second fiscal quarter in 2017 must be 4.25:1, and the Fixed Charge Coverage Ratio, measured at the end of our second fiscal quarter in 2017 for the four quarterly periods then ended, must be 1.1:1.  Absent the completion of a strategic transaction yielding sufficient cash proceeds (in addition to the proceeds received from the sale of certain  assets, properties and rights of our wholly owned subsidiary, Fresh Frozen Foods, Inc. (now known as Inventure – GA, Inc.) (“Fresh Frozen Foods”) in March 2017) to pay down debt, waivers or amendments by our lenders, or a refinancing of our debt, we will not be able to comply with these covenants when required to do so.  Failure to meet these covenants would result in a default under such credit facility and, to the extent the applicable lenders so elect, an acceleration of the Company’s existing indebtedness, causing such debt of approximately $102.6 million at April 1, 2017 (including $4.9 million of other equipment financing indebtedness that includes cross-default provisions) to be immediately due and payable.  The Company does not have sufficient liquidity to repay all of its outstanding debt in full if such debt were accelerated.

•

Our five-year, $50.0 million revolving credit agreement with Wells Fargo Bank, National Association (“Wells Fargo”), as administrative agent, and the other lenders party thereto (with all related loan documents, and as amended from time to time, the “ABL Credit Facility” and, together with the Term Loan Credit Facility, the “Credit Facilities”), contains requirements, that among other things, require us to comply with a Fixed Charge Coverage Ratio (as defined in the ABL Credit Facility) if our liquidity as of the date of any determination is less than the greater of (i) 12.5% of the Maximum Revolver Amount  ($50.0 million) and (ii) $6.125 million, subject to certain conditions.  As of the date this Form 10-Q was filed with the SEC, we would not be able to comply with the Fixed Charge Coverage Ratio covenant if our liquidity were deemed to have fallen below the applicable threshold.

•

The Credit Facilities also require us to furnish our audited financial statements without a “going concern” uncertainty paragraph in the auditor’s opinion.  Our consolidated financial statements for the fiscal year ended December 31, 2016 in our 2016 Form 10-K contained a “going concern” explanatory paragraph.  Under the Credit Facilities, a going concern opinion with respect to our audited financial statements is an event of default (the “Going Concern Covenant Default”).  As of the date our 2016 Form 10-K was filed with the SEC,  we had obtained a temporary waiver of the Going Concern Covenant Default until May 15, 2017 from the lenders under the Credit Facilities.

•

On May 10, 2017, we entered into a Limited Waiver and Third Amendment to the Credit Agreement with the lenders under the Term Loan Credit Facility (the “Third Amendment”).  Under the terms of the Third Amendment, the lenders granted the Company (i) an extension of the temporary waiver of the Going Concern Covenant Default from May 15, 2017 to July 17, 2017, and (ii) a temporary waiver of the EBITDA Covenant Default until July 17, 2017. The Third Amendment also requires that the Company comply with a minimum EBITDA target covenant commencing with the fiscal month ending June 30, 2017, measured over the 12-months then ended, and increases the Company’s prepayment fees in the event of a payment or prepayment of principal under the Term Loan Credit Facility (excluding regularly scheduled principal payments).

•

We are currently in discussions with the lenders under the ABL Credit Facility regarding an extension of the temporary waiver of the Going Concern Covenant Default from May 15, 2017 to July 17, 2017, as well as certain other amendments to such Credit Facility.

As noted above and as more fully described under “Liquidity and Capital Resources” below, the Company’s Board and management are continuing to explore various strategic transactions.  There can be no assurance that we will be successful in our pursuit of a strategic transaction or that we will be able consummate a strategic transaction in time to address our financial covenant requirements and going concern qualification, or at all, or if we do complete a strategic transaction it will be on commercially reasonable terms.  As a result, our liquidity and ability to timely pay our obligations when due could be adversely affected.

The accompanying condensed consolidated financial statements are prepared on a going concern basis and do not include any adjustments that might result from uncertainty about our ability to continue as a going concern, other than the reclassification of certain long-term debt and the related debt issuance costs to current liabilities and current assets, respectively.  The report from our independent registered public accounting firm on our consolidated financial statements for the year ended December 31, 2016 includes an explanatory paragraph regarding our ability to continue as a going concern.

Our lenders may resist renegotiation or lengthening of payment and other terms through legal action or otherwise if we are unsuccessful in our efforts to complete a strategic transaction.  If we are not able to timely, successfully or efficiently implement the strategies that we are pursuing, we may need to voluntarily seek protection under Chapter 11 of the U.S. Bankruptcy Code.

Results of Operations

In addition to focusing on measurements calculated in accordance with GAAP, we focus on “selling, general and administrative expenses, excluding legal settlement gains,” which is a non-GAAP financial measure.  As such, we include in this Form 10-Q a reconciliation to its most directly comparable GAAP financial measure.  Non-GAAP financial measures have certain limitations as analytical tools and should not be used as substitutes for measurements prepared in accordance with GAAP.   This reconciliation and a description of the limitations of this non-GAAP financial measure are included in “Non-GAAP Data and Reconciliations” below.

The following table sets forth for the periods presented certain financial data as a percentage of net sales for the fiscal quarters ended April 1, 2017 and March 26, 2016:

	Quarter Ended
	April 1,	March 26,
	2017	2016
Net revenues	100.0%	100.0%
Cost of revenues	82.8	83.8
Gross profit	17.2	16.2
Selling, general and administrative expenses	14.6	12.5
Operating income (loss)	2.6	3.7
Interest expense, net	4.8	3.5
Loss before income taxes	(2.2)	0.2
Income tax expense (benefit)	0.2	0.1
Net (loss) income from continuing operations	(2.4)%	0.1%

Net Revenues.  Consolidated net revenues decreased 13.2% to $49.6 million in the fiscal quarter ended April 1, 2017, a decrease of $7.6 million, compared to $57.2 million in the fiscal quarter ended March 26, 2016. Our net revenues by operating segment were as follows (in thousands):

	Quarter Ended
	April 1,	March 26,	%
	2017	2016	Change
Frozen products	$23,462	$32,296	(27.4)
Snack products	26,156	24,884	5.1
Consolidated	$49,618	$57,180	(13.2)%

Our frozen products segment net revenues were $23.5 million in the fiscal quarter ended April 1, 2017, a decrease of $8.8 million, or 27.4%, compared to $32.3 million during the fiscal quarter ended March 26, 2016.  This decrease in our frozen products segment net revenues was driven by reduced sales distribution for private label accounts and a market price decrease as well as a reduction Jamba® “At Home” smoothie kit sales.

Our snack products segment net revenues were $26.2 million for the fiscal quarter ended April 1, 2017, an increase of $1.3 million, or 5.1%, compared to $24.9 million for the fiscal quarter ended March 26, 2016.  This increase was driven by strong increases in both Boulder Canyon® and better-for-you private label sales increases, which was  partially offset by reduced license brand sales.

Gross Profit.  Gross profit was $8.5 million for the fiscal quarter ended April 1, 2017, compared to $9.3 million for the fiscal quarter ended March 26, 2016.

Our gross profit and gross profit as a percentage of net sales by operating segment were as follows (in thousands):

	Quarter Ended
	April 1,	% of Net	March 26,	% of Net
	2017	Revenues	2016	Revenues
Frozen products	$4,741	20.2%	$4,785	14.8%
Snack products	3,773	14.4%	4,496	18.1%
Consolidated	$8,514	17.2%	$9,281	16.2%

Our frozen products segment gross profit was $4.7 million for the fiscal quarter ended April 1, 2017, compared to $4.8 million for the fiscal quarter ended March 26, 2016 and, as a percentage of net revenues, increased 540 basis points to 20.2% compared to 14.8% for the prior-year period.  The significant improvement in frozen products segment gross margin is driven by a reduction in purchases of higher priced frozen berries and lower 2016 harvest fruit prices.

Our snack products segment gross profit was $3.7 million for the fiscal quarter ended April 1, 2017, compared to $4.5 million for the fiscal quarter ended March 26, 2016.  As a percentage of net revenues, our snack products segment gross margin decreased 370 basis points to 14.4% for the fiscal quarter ended April 1, 2017, compared to 18.1% for the fiscal quarter ended March 26, 2016.  This decrease in snack products segment gross margin was primarily due to increased trade promotion spend and reductions in inventory standard costs compared to the first quarter of fiscal 2016.

Selling, General and Administrative Expenses. Selling, general and administrative (“SG&A”) expenses was $7.3 million for the fiscal quarter ended April 1, 2017, compared to $7.2 the fiscal quarter ended March 26, 2016.  Excluding the $1.2 million gain related to a legal settlement in the first quarter of fiscal 2017, SG&A expenses, excluding legal settlement gains (as discussed below in “Non-GAAP Data and Reconciliations”) increased $1.3 million for the fiscal quarter ended April 1, 2017 compared to the prior-year period and, as a percentage of net revenues, increased 460 basis points to 17.1% compared to 12.5% for the prior-year period.  The increase is primarily due to increased legal fees associated with ongoing litigation and our previously announced strategic and financial review, as well as increased accrued bonus and medical expenses.

Interest Expense.  Interest expense was $2.4 million for the fiscal quarter ended April 1, 2017, compared to $2.0 million for the fiscal quarter ended March 26, 2016. This increase in interest expense was primarily due to increased interest rates on our Term Loan Credit Facility implemented with the Second Amendment.

Income Tax Benefit. Income tax expense was $0.1 million for the fiscal quarter ended April 1, 2017, compared to $0.1 million for the fiscal quarter ended March 26, 2016.  Our effective tax rate was (9.3)% and 38.1% for the fiscal quarters ended April 1, 2017 and March 26, 2016, respectively.  Income tax expense for the fiscal quarter ended April 1, 2017 was impacted by the full valuation allowance which was initially recorded in the fourth quarter of 2016. Therefore, income tax expenses was a result of certain state minimum taxes and deferred tax liabilities not subject to the valuation allowance.

Discontinued Operations. Discontinued operations represents the Fresh Frozen Foods business that was sold on March 23, 2017.  Discontinued operations generated a net loss of $12.9 million and $1.1 million for the fiscal quarters ended April 1, 2017 and March 26, 2016, respectively.  The fiscal quarter ended April 1, 2017 includes a loss on the sale of Fresh Frozen of $10.1 million. See “Note 2 -Discontinued Operations" in the condensed consolidated financial statements for more information.

Non-GAAP Data and Reconciliations

 “Selling, general and administrative expenses, excluding legal settlement gains” or “SG&A expenses, excluding legal settlement gains” is defined as SG&A expenses less gains from a legal settlement with the previous owners of Fresh Frozen Foods over purchase price hold back funds held in escrow.    We present SG&A expenses, excluding legal settlement gains because we believe it provides useful information regarding the Company’s normal operating results and allows for better comparability with current period operating results.

A reconciliation of SG&A expenses, excluding legal settlement gains to SG&A expenses is as follows (in thousands):

	Quarter Ended

	April 1, 2017	March 26, 2016

Selling, general and administrative expenses, excluding legal settlement gains	$8,491	$7,155
Gain from legal settlement	(1,236)	—
Selling, general and administrative expense	$7,255	$7,155

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

Operating Cash Flows

Cash flows from operating activities reflect our net loss, adjusted for non-cash items such as depreciation, amortization, stock-based compensation expense, write-offs and write-downs of assets, as well as changes in accounts receivable, inventories, accounts payable and accrued liabilities, and other assets and liabilities.

Net cash provided by operating activities was $2.1 million for the fiscal quarter ended April 1, 2017, compared to $2.2 million for the fiscal quarter ended March 26, 2016. The year-over-year decrease was primarily a result of additional interest expense in the first quarter of 2017 compared to the prior-year period.

Investing Cash Flows

Net cash provided by investing activities was $18.3 million for the fiscal quarter ended April 1, 2017, compared to cash used of $4.5 million for the fiscal quarter ended March 26, 2016.  The first quarter of 2017 included $19.5 million in proceeds from the Fresh Frozen Asset Sale.  Capital expenditures of $0.9 million in the first quarter of fiscal 2017 primarily relate to building improvements and manufacturing equipment, of which $0.2 million is included in discontinued operations.  Capital expenditures of $4.1 million in the first quarter of fiscal 2016 primarily relate to manufacturing equipment and enterprise resource planning, or ERP, system integration, of which $0.5 million is included in discontinued operations.  During fiscal 2017, we plan to make approximately $3.0 million in capital expenditures, primarily at our manufacturing facilities.  Capital expenditures are funded by net cash flow from operating activities, cash on hand, available credit from our ABL Credit Facility and equipment term loans.  Payments of contingent consideration related to the acquisition of Willamette Valley Fruit Company totaled $0.2 million during the fiscal quarter ended April 1, 2017, compared to $0.3 million during the prior-year period.

Financing Cash Flows

Net cash used in financing activities for the fiscal quarter ended April 1, 2017 was $19.6 million, compared to net cash provided by financing activities of $0.6 million in the fiscal quarter ended March 26, 2016.  This year-over-year decrease in cash provided by financing activities was primarily due to a pay down of the Term Loan Credit Facility of $13.7 million and of the ABL Credit Facility of $5.8 million from the proceeds of the Fresh Frozen Asset Sale.

Debt and Capital Resources

At April 1, 2017, there was $1.5 million in cash and $27.2 million borrowed on our ABL Credit Facility. At that date, $8.8 million of additional borrowings were available under the ABL Credit Facility. As is customary in such financings, Wells Fargo may terminate its commitments and accelerate the repayment of amounts outstanding and exercise other remedies upon the occurrence of an Event of Default (as defined in the ABL Credit Facility), subject, in certain instances, to the expiration of an applicable cure period. Certain events may trigger an acceleration of repayment of the amounts outstanding under the ABL Credit Facility as set forth in such credit facility. The ABL Credit Facility requires us to maintain compliance with certain financial covenants, including a Fixed Charge Coverage Ratio in the event liquidity as of the date of any determination is less than the greater of (i) 12.5% of the Maximum Revolver Amount  ($50.0 million) and (ii) $6.125 million, subject to certain conditions.  As of April 1, 2017, we would not be able to comply with the Fixed Charge Coverage Ratio covenant if our liquidity were deemed to have fallen below the applicable threshold.

Our Term Loan Credit Facility requires us to comply with a Fixed Charge Coverage Ratio, Total Leverage Ratio and a minimum EBITDA target covenant (each as defined in the Term Loan Credit Facility).  We must comply with the Fixed Charge Coverage Ratio and Total Leverage Ratio beginning in the second quarter of fiscal 2017.  We were required to comply with the minimum EBITDA target covenant commencing with the month ended April 30, 2017, which target we did not meet (the “EBITDA Covenant Default”), and as discussed below, have received a temporary waiver of such default.  Unless we engage in a strategic transaction that enables us to pay down our debt, or we secure a waiver or further loan amendment from our lender, we will not be in compliance with our financial covenants when required to meet such covenants.  Such a breach would constitute an Event of Default under (and as defined in) the Term Loan Credit Facility if it remained uncured or a modification or waiver is not agreed to (or, if applicable, extended) by the lenders under such credit facility.

The Credit Facilities also require us to furnish our audited financial statements without a “going concern” uncertainty paragraph in the auditor’s opinion.  Our consolidated financial statements for the fiscal year ended December 31, 2016 in our 2016 Form 10-K contained a “going concern” explanatory paragraph.  Under the Credit Facilities, a going concern opinion with respect to our audited financial statements is an event of default (the “Going Concern Covenant Default”).  As of the date our 2016 Form 10-K was filed with the SEC, we had obtained a temporary waiver of the Going Concern Covenant Default until May 15, 2017 from the lenders under the Credit Facilities.

On May 10, 2017, we entered into the Third Amendment, pursuant to which the lenders under the Term Loan Credit Facility granted the Company (i) an extension of the temporary waiver of the Going Concern Covenant Default from May 15, 2017 until July 17, 2017, and (ii) a temporary waiver of the Minimum EBITDA Covenant Default until July 17, 2017.  The Third Amendment also requires that the Company comply with a minimum EBITDA target covenant commencing with the fiscal month ending June 30, 2017, measured over the 12-months then ended, and increases the Company’s fees in the event of a payment or prepayment of principal under the Term Credit Facility (excluding regularly scheduled principal payments).

We are in discussions with the lenders under the ABL Credit Facility regarding an extension of the temporary waiver of the Going Concern Covenant Default from May 15, 2017 to July 17, 2017, as well as certain other amendment to such Credit Facility. Should we fail to reach agreement with such lenders on or before May 15, 2017, the Going Concern Covenant Default would be reinstated as if the waiver had never been provided, which would trigger an event of default under the ABL Credit Facility.

A default under either the Term Loan Credit Facility or the ABL Credit Facility would trigger a default under the other Credit Facility and certain of our equipment lease financing arrangements, as these facilities each contain cross-default provisions.  In the event of non-compliance and if we are unable to secure necessary waivers or modifications to the applicable Credit Facility, the lenders under such Credit Facilities would have the right to accelerate the indebtedness thereunder.  In such an event, we would not have the liquidity sufficient to repay such indebtedness or meet our operating expenses, capital expenditures and other cash needs.

See “Note 6 - Term Debt and Line of Credit” of our condensed consolidated financial statements in Item 1 of this Form 10-Q for detail regarding our financing arrangements.

Outlook

All of the Company’s outstanding debt has been reclassified in the accompanying condensed consolidated balance sheet as a current liability as of April 1, 2017.  As previously reported, on July 27, 2016, the Company announced that it had commenced a strategic and financial review with the objective of increasing shareholder value.  The Company and its advisors have been actively involved in this process since the date of such announcement and, as of the filing of this Form 10-Q, are continuing to pursue various strategic alternatives.  On March 23, 2017, the Company completed the Fresh Frozen Asset Sale, which yielded net proceeds to the Company of $19.5 million.  Although such proceeds were used to pay down amounts outstanding under the Credit Facilities, additional capital is required to ensure compliance with the Total Leverage Ratio and Fixed Charge Coverage Ratio covenants under our Term Loan Credit Facility by the end of the second quarter of fiscal 2017.

Absent the Third Amendment, the Company would have been in breach of the requirement to deliver audited financial statements without a going concern opinion at May 15, 2017, and the minimum EBITDA target covenant under the Term Loan Credit Facility.  Further, should the Company fail to reach agreement with the lenders under its ABL Credit Facility on or before May 15, 2017, regarding the further extension of the waiver of the Going Concern Covenant Default, such Default will be reinstated as if the waiver had never been provided, which will trigger an event of default under the ABL Credit Facility.  The waivers set forth in the Third Amendment, together with any waivers agreed to with the lenders under our ABL Credit Facility, will only provide the Company with  limited time to pursue various strategic alternatives.  However, unless we engage in a strategic transaction that enables us to pay down our debt, or we secure additional waivers or further loan amendments from our lenders, we will not be in compliance with our financial covenants when required to meet such covenants.  No assurance can be given as to the outcome or timing of our pursuit of a strategic transaction or that we will be able to successfully complete a transaction at all or, if completed, on terms reasonable to us.  A default under either the Term Loan Credit Facility or the ABL Credit Facility will trigger a default under the other Credit Facility and certain of our equipment lease financing arrangements, as these facilities each contain cross-default provisions.  It could also result in the termination of all commitments to extend further credit under our ABL Credit Facility.

Our lenders may resist renegotiation or lengthening of payment and other terms through legal action or otherwise if we are unsuccessful in our efforts to complete a strategic transaction.  If we are not able to timely, successfully or efficiently implement the strategies that we are pursuing, we may need to seek voluntarily seek protection under Chapter 11 of the U.S. Bankruptcy Code.

We anticipate fiscal 2017 capital expenditures of approximately $3.0 million, funded through working capital and various purchase or financing arrangements.

Contractual Obligations

There have been no material changes in our reported contractual obligations, as described under “Contractual Obligations” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of  the 2016 Form 10-K.

Critical Accounting Policies and Estimates

There have been no significant changes to our critical accounting policies and estimates since the filing of the 2016 Form 10-K.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

There have been no material changes in our reported market risks, as described in “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A of our 2016 Form 10-K.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s management, including its Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the reporting period covered by this Form 10-Q.  Based upon that evaluation and as a result of the material weakness in internal control over financial reporting described in “Controls and Procedures” in Part II, Item 9A of the 2016 Form 10-K, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of April 1, 2017 for the purpose of providing reasonable assurance that the information required to be disclosed in the reports we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

Remediation Efforts to Address Material Weakness

As previously described in “Controls and Procedures” in Part II, Item 9A of the 2016 Form 10-K, the Company began implementing a remediation plan to address the control deficiency that led to the material weakness mentioned above. The remediation plan includes the following:

•

An upgrade of the software used to help monitor trade spend liabilities.  This new software upgrade is already complete and pulls actual sales data into the sales volume input estimates for open sales promotion plans to improve the accuracy of sales volume estimates.

•	The creation of a Task Force to help identify further improvements, including a more diligent review of key critical accounts to validate sales plans are accurate.

The Company’s enhanced review and control procedures were in place and operating during the first quarter of fiscal 2017. The Company is in the process of testing the newly implemented internal controls and related procedures. The material weakness cannot be considered remediated until the control has operated for a sufficient period of time and until management has concluded, through testing, that the control is operating effectively. Our goal is to remediate this material weakness by the end of fiscal 2017.

Changes in Internal Control Over Financial Reporting

Except as described above, there were no changes to the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended April 1, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

For a discussion of legal proceedings, see “Note 7 - Commitments and Contingencies - Legal Proceedings” to our condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q.

Item 1A. Risk Factors.

During the fiscal quarter ended April 1, 2017, there were no material changes from the risk factors as previously disclosed in our  2016 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table contains information for shares repurchased during the fiscal quarter ended April 1, 2017.

			Total number of	Approximate dollar
			shares purchased as	value of shares that
			part of publicly	may yet be
	Total number of	Average price paid	announced plans or	purchased under the
Fiscal period	shares purchased(1)	per share	programs	plans or programs
January 1, 2017 - February 5, 2017	—	$—	—	$—
February 6, 2017 - March 5, 2017	—	$—	—	$—
March 6, 2017 - April 1, 2017	7,760	$5.04	—	$—
Total	7,760	$5.04	—	$—

(1)

Shares of restricted stock withheld, at the election of certain holders of restricted stock, by the Company from the vested portion of a restricted stock award with a market value approximating the amount of the withholding taxes due from such restricted stockholders.

Item 6. Exhibits.

2.1+

Asset Purchase Agreement, dated as of March 23, 2017, by and among Inventure Foods, Inc., Fresh Frozen Foods, Inc. and The Pictsweet Company (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 29, 2017).

10.1*

Limited Waiver and Third Amendment to Credit Agreement, dated as of May 10, 2017, by and among the Company and certain of its subsidiaries, as the borrowers, each of the lenders from time to time a party thereto, and BSP Agency, LLC, as the administrative agent for each member of the Lender Group (as defined therein).

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

*     Filed herewith.

**   Furnished herewith.

+     The schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K.  Inventure Foods  agrees to furnish supplementally a copy of such schedules and exhibits, or any section thereof, to the SEC upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:	May 11, 2017	INVENTURE FOODS, INC.

		By:	/s/ Steve Weinberger
Steve Weinberger
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)