Form 10-Q
period 2017-07-01
INVENTURE FOODS, INC.
filed 2017-08-10
CIK 944508

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended July 1, 2017

or

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

Yes ☐               No ☒

As of August 7, 2017, the total number of shares outstanding of the registrant’s Common Stock was 19,785,934 shares.

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

PART I — FINANCIAL INFORMATION

Item 1.Financial Statements.

INVENTURE FOODS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(unaudited)

	July 1,	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$3,007	$776
Accounts receivable, net of allowance for doubtful accounts of $160 and $160 at July 1, 2017 and December 31, 2016, respectively	16,929	16,334
Inventories	44,325	72,188
Other current assets	2,607	3,216
Total current assets	66,868	92,514

Property and equipment, net of accumulated depreciation of $53,960 and $53,116 at July 1, 2017 and December 31, 2016, respectively	52,069	65,484
Goodwill	14,985	14,985
Trademarks and other intangibles, net	4,749	7,243
Other assets	1,326	1,254
Total assets	$139,997	$181,480

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$25,959	$29,462
Accrued liabilities	8,367	9,533
Line of credit	19,949	32,761
Current portion of term debt	71,051	82,380
Total current liabilities	125,326	154,136

Deferred income tax liability	3,353	1,376
Other liabilities	2,065	2,279
Total liabilities	130,744	157,791

Commitments and contingencies (see Note 7)

Stockholders’ equity:
Common stock, $.01 par value; 50,000 shares authorized; 20,154 and 20,040 shares issued and outstanding at July 1, 2017 and December 31, 2016, respectively	202	200
Additional paid-in capital	36,339	35,721
Accumulated deficit	(26,817)	(11,761)
	9,724	24,160
Less: treasury stock, at cost: 368 shares at July 1, 2017 and December 31, 2016	(471)	(471)
Total stockholders’ equity	9,253	23,689
Total liabilities and stockholders’ equity	$139,997	$181,480

See accompanying notes to condensed consolidated financial statements (unaudited).

INVENTURE FOODS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Quarter Ended		Six Months Ended
	July 1,	June 25,	July 1,	June 25,
	2017	2016	2017	2016
Net revenues	$51,356	$57,797	$100,974	$114,977
Cost of revenues	41,244	48,094	82,348	95,994
Gross profit	10,112	9,703	18,626	18,983
Operating expenses:
Selling, general and administrative expenses	8,668	7,609	15,924	14,763
Operating income	1,444	2,094	2,702	4,220
Non-operating expense:
Interest expense	2,425	1,967	4,787	3,968
Income (loss) from continuing operations before income tax expense	(981)	127	(2,085)	252
Income tax expense	11	66	113	114
Net income (loss) from continuing operations	(992)	61	(2,198)	138
Net income (loss) from discontinued operations	75	(339)	(12,858)	(1,434)
Net loss	$(917)	$(278)	$(15,056)	$(1,296)

Income (loss) per common share:
Basic income (loss) from continuing operations	$(0.05)	$0.01	$(0.11)	$0.01
Basic loss from discontinued operations	—	(0.02)	(0.66)	(0.08)
Basic loss	$(0.05)	$(0.01)	$(0.77)	$(0.07)

Diluted income (loss) from continuing operations	$(0.05)	$0.01	$(0.11)	$0.01
Diluted loss from discontinued operations	—	(0.02)	(0.66)	(0.08)
Diluted loss	$(0.05)	$(0.01)	$(0.77)	$(0.07)

Weighted average number of common shares:
Basic	19,741	19,628	19,708	19,616
Diluted	19,741	19,902	19,708	19,881

See accompanying notes to condensed consolidated financial statements (unaudited).

INVENTURE FOODS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended
	July 1,	June 25,
	2017	2016
Cash flows from operating activities:
Net loss	$(15,056)	$(1,296)
Net loss from discontinued operations	(12,858)	(1,434)
Net income (loss) from continuing operations	(2,198)	138
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by (used in) operating activities:
Depreciation	2,956	2,943
Amortization	164	165
Deferred financing fee amortization	939	687
Provision for bad debts	—	32
Deferred income taxes	1,977	—
Stock-based compensation expense	819	740
Gain on disposition of equipment	—	(58)
Changes in assets and liabilities:
Accounts receivable	(2,954)	(3,048)
Inventories	11,543	6,577
Other assets and liabilities	434	2,285
Accounts payable and accrued liabilities	2,698	852
Net cash provided by operating activities - continuing operations	16,378	11,313
Net cash provided by (used in) operating activities - discontinued operations	(6,725)	489
Net cash provided by operating activities	9,653	11,802
Cash flows from investing activities:
Purchase of property and equipment	(925)	(7,759)
Payment of contingent consideration for Willamette Valley Fruit Company	(230)	(340)
Payment of contingent consideration for Sin In A Tin	(7)	(3)
Net cash used in investing activities - continuing operations	(1,162)	(8,102)
Net cash provided by (used in) investing activities - discontinued operations	19,149	(900)
Net cash provided by (used in) investing activities	17,987	(9,002)
Cash flows from financing activities:
Net borrowings on Wells Fargo line of credit	(12,812)	(3,261)
Payments made on capital lease obligations	(9)	(10)
Borrowings on term loans	31	1,097
Repayments made on long term debt	(12,176)	(653)
Payment of loan financing fees	(244)	(1,050)
Proceeds from issuance of common stock under equity award plans	—	187
Payment of payroll taxes on stock-based compensation through shares withheld	(199)	(226)
Net cash used in financing activities - continuing operations	(25,409)	(3,916)
Net cash used in financing activities - discontinued operations	—	—
Net cash used in financing activities	(25,409)	(3,916)
Net increase (decrease) in cash and cash equivalents	2,231	(1,116)
Cash and cash equivalents at beginning of year period	776	2,319
Cash and cash equivalents at end of year period	$3,007	$1,203

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$4,247	$4,060
Cash paid (refunded) during the period for income taxes	$59	$(3,377)

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

Our fiscal year ends on the last Saturday occurring in the month of December of each calendar year.  Accordingly, the second quarter of fiscal 2017 commenced April 2, 2017 and ended July 1, 2017.

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

Going Concern Uncertainty

We have incurred losses from operations in each of the quarterly periods since our voluntary product recall in April 2015 of certain varieties of the Company’s Fresh FrozenTM brand of frozen vegetables, as well as select varieties of our Jamba® “At Home” line of smoothie kits.  This fact, together with the projected near term outlook for our business and our inability to complete a strategic transaction (other than the Fresh Frozen Asset Sale) by year end or demonstrate that such a transaction is imminent, raise substantial doubt about our ability to continue as a going concern.  We reported this going concern conclusion in our 2016 Form 10-K, together with the following specific conditions considered by management in reaching such conclusion:

•

Our five-year, $85.0 million term loan credit agreement with BSP Agency, LLC (“BSP”), as administrative agent, and the other lenders party thereto (the “BSP Lenders”) (with all related loan documents, and as amended from time to time, the “Term Loan Credit Facility”) requires us to, among other things, comply with Total Leverage Ratio and Fixed Charge Coverage Ratio (each as defined in the Term Loan Credit Facility) covenants by the end of the second quarter of fiscal 2017 and a minimum EBITDA target covenant (the “EBITDA Covenant”) by the month ended April 30, 2017, which target we did not meet (the “EBITDA Covenant Default”) and, as discussed below, we received temporary waivers of such default.  The Total Leverage Ratio, measured at the end of our second fiscal quarter in 2017 must be 4.25:1, and the Fixed Charge Coverage Ratio, measured at the end of our second fiscal quarter in 2017 for the four quarterly periods then ended, must be 1.1:1.  We previously reported that absent the completion of a strategic transaction yielding sufficient cash proceeds (in addition to the proceeds received from the sale of certain  assets, properties and rights of our wholly owned subsidiary, Fresh Frozen Foods, Inc. (now known as Inventure – GA, Inc.) (“Fresh Frozen Foods”) in March 2017) to pay down debt, waivers or amendments by our lenders, or a refinancing of our debt, we would not be able to comply with these covenants when required to do so.  Failure to meet these covenants would result in a default under such credit facility and, to the extent the applicable lenders so elect, an acceleration of the Company’s existing indebtedness, causing such debt of approximately $97.2 million at July 1, 2017 (including $4.5 million of other equipment financing indebtedness that includes cross-default provisions) to be immediately due and payable.  The Company does not have sufficient liquidity to repay all of its outstanding debt in full if such debt were accelerated.

•

Our five-year, $50.0 million revolving credit agreement with Wells Fargo Bank, National Association (“Wells Fargo”), as administrative agent, and the other lenders party thereto (the “Wells Fargo Lenders”) (with all related loan documents, and as amended from time to time, the “ABL Credit Facility” and, together with the Term Loan Credit Facility, the “Credit Facilities”), requires us to, among other things, comply with a Fixed Charge Coverage Ratio (as defined in the ABL Credit Facility) if our liquidity as of the date of any determination is less than the greater of (i) 12.5% of the Maximum Revolver Amount and (ii) $6.125 million, subject to certain conditions.  As of the date this Form 10-Q was filed with the SEC, we would not be able to comply with the Fixed Charge Coverage Ratio covenant if our liquidity were deemed to have fallen below the applicable threshold.

•

The Credit Facilities also require us to furnish our audited financial statements without a “going concern” uncertainty paragraph in the auditor’s opinion.  Our consolidated financial statements for the fiscal year ended December 31, 2016 in our 2016 Form 10-K contained a “going concern” explanatory paragraph.  Under the Credit Facilities, a going concern opinion with respect to our audited financial statements is an event of default (the “Going Concern Covenant Default”).  As of the date our 2016 Form 10-K was filed with the SEC, we obtained a temporary waiver of the Going Concern Covenant Default until May 15, 2017 from the applicable lenders under the Credit Facilities.

•

On May 10, 2017, we entered into a Limited Waiver and Third Amendment to the Credit Agreement with the BSP Lenders (the “Term Loan Third Amendment”).  Under the terms of the Term Loan Third Amendment, the BSP Lenders granted the Company (i) an extension of the temporary waiver of the Going Concern Covenant Default from May 15, 2017 to July 17, 2017, and (ii) a temporary waiver of the EBITDA Covenant Default until July 17, 2017. The Term Loan Third Amendment also required that the Company comply with the EBITDA Covenant commencing with the fiscal month ending June 30, 2017, measured over the 12-months then ended, and increased the Company’s prepayment fees in the event of a payment or prepayment of principal under the Term Loan Credit Facility (excluding regularly scheduled principal payments).

•

On May 15, 2017, we entered into a First Amendment to Credit Agreement and Limited Waiver, effective as of May 12, 2017, with the Wells Fargo Lenders (the “ABL First Amendment”). Under the terms of the ABL First Amendment, the Wells Fargo Lenders granted the Company an extension of the temporary waiver of the Going Concern Covenant Default from May 15, 2017 to July 17, 2017.  In addition, the terms of the ABL First Amendment provided for, among other things, (i) an increase in the Company’s Applicable Margin for Base Rate and Libor Rate Loans (as such terms are defined in the ABL Credit Facility) effective May 1, 2017 by 100 basis points, (ii) additional financial and collateral reporting obligations and projection requirements, (iii) the immediate right of the Agent (as defined in the ABL Credit Agreement) or the Wells Fargo Lenders to exercise all rights and remedies under the ABL Credit Facility (in lieu of waiting until the earlier of ten business days after the date on which financial statements are required to be delivered for an applicable fiscal month), and (iv) the elimination of the right to issue curative equity.

•

On July 17, 2017, we entered into a letter agreement with BSP and the BSP Lenders (the “BSP Letter Agreement”). Under the terms of the BSP Letter Agreement, the BSP Lenders granted the Company (i) a further extension of the temporary waiver of the Going Concern Covenant Default from July 17, 2017 to July 24, 2017, and (ii) a temporary waiver of the financial covenants the Company was required to comply with under the Term Loan Credit Facility (the “Term Loan Financial Covenant Default”) until July 24, 2017.

•

On July 17, 2017, we also entered into a Second Amendment to Credit Agreement (the “ABL Second Amendment”) with Wells Fargo and the Wells Fargo Lenders. Under the terms of the ABL Second Amendment, the Wells Fargo Lenders granted the Company a further extension of the temporary waiver of the Going Concern Covenant Default from July 17, 2017 to July 24, 2017.  In addition, the ABL Second Amendment provided for, among other things, additional reporting obligations, a reduced revolver commitment over a period of time ($49.0 million prior to the effective date of the ABL Second Amendment; $40.0 million from and after the ABL Second Amendment date through August 1, 2017; and $35.0 million from and after August 1, 2017), and adjusted advance rates.

•

On July 20, 2017, we entered into a Limited Waiver and Fourth Amendment to Credit Agreement with BSP and the BSP Lenders (the “Term Loan Fourth Amendment”).  Under the terms of the Term Loan Fourth Amendment, the BSP Lenders agreed to (i) a further extension of the temporary waiver of the Going Concern Covenant Default from July 24, 2017 to August 31, 2017, and (ii) a temporary waiver of the Term Loan Financial Covenant Default until August 31, 2017.  In addition, the BSP Lenders agreed to provide $5.0 million of additional financing to the Company in the form of a term loan, payable in equal monthly installments of $12,500 commencing on September 30, 2017, with the balance due and payable on November 17, 2020, which is the maturity date of the Term Loan Credit Facility.  The net proceeds of this new $5.0 million loan may be used for working capital purposes, subject to certain restrictions in the Term Loan Credit Facility, and is subject to the terms and conditions of the Term Loan Credit Facility.

•

On July 20, 2017, we also entered into a Third Amendment to Credit Agreement (the “ABL Third Amendment”) with Wells Fargo and the Wells Fargo Lenders.  Under the terms of the ABL Third Amendment, the Wells Fargo Lenders granted the Company a further extension of the temporary waiver of the Going Concern Covenant Default from July 24, 2017 to August 31, 2017.

As previously disclosed, the Company’s Board and management continue to explore various strategic alternatives.  There can be no assurance that we will be successful in our pursuit of any strategic transaction or that we will be able consummate a strategic transaction in time to address our financial covenant requirements and going concern qualification, or at all, or if we do complete a strategic transition it will be on commercially reasonable terms.  As a result, our liquidity and ability to timely pay our obligations when due could be adversely affected.

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

Basis of Presentation

The condensed consolidated financial statements for the fiscal quarter ended July 1, 2017 are unaudited and include the accounts of Inventure Foods and all of its wholly owned subsidiaries. All significant intercompany amounts and transactions have been eliminated. The condensed consolidated financial statements, including the December 31, 2016 consolidated balance sheet data which was derived from audited financial statements, have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”).  In the opinion of management, the condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary in order to make the condensed consolidated financial statements not misleading. A description of our accounting policies and other financial information is included in the audited financial statements filed with our 2016 Form 10-K. The results of operations for the fiscal quarter ended July 1, 2017 are not necessarily indicative of the results expected for the full year.

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

At July 1, 2017 and December 31, 2016, the carrying value of cash, accounts receivable, accounts payable and accrued liabilities approximate fair values since they are short term in nature.  The carrying value of the term debt approximates fair value based on the borrowing rates currently available to us for long-term borrowings with similar terms.  The following table summarizes the valuation of our assets and liabilities measured at fair value on a recurring basis  at the respective dates set forth below (in thousands):

		July 1, 2017		December 31, 2016
		Non-qualified		Non-qualified
		Deferred	Earn-out	Deferred	Earn-out
		Compensation	Contingent	Compensation	Contingent
		Plan	Consideration	Plan	Consideration
Balance Sheet Classification		Investments	Obligation	Investments	Obligation
Other assets	Level 1	$704	$—	$650	$—
Accrued liabilities	Level 3	—	(263)	—	(270)
Other liabilities	Level 3	—	(1,291)	—	(1,521)
		$704	$(1,554)	$650	$(1,791)

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

A summary of the activity of the fair value of the measurements using unobservable inputs (Level 3 liabilities) for the six months ended July 1, 2017 is as follows (in thousands):

Level 3
Balance at December 31, 2016	$1,791
Earn-out compensation paid to Willamette Valley Fruit Company	(230)
Earn-out compensation paid to Sin In A Tin	(7)
Balance at July 1, 2017	$1,554

Income Taxes

Income tax expense was $11,000  for the fiscal quarter ended July 1, 2017, compared to a tax expense of $0.1 million for the fiscal quarter ended June 25, 2016.  Our effective tax rate was (1.1)% and 52.2% for the fiscal quarters ended July 1, 2017 and June 25, 2016, respectively.

Income tax expense was $0.1 million for the six months ended July 1, 2017, compared to a tax expense of $0.1 million for the six months ended June 25, 2016.  Our effective tax rate was (5.4)% and 45.1% for the six months ended July 1, 2017 and June 25, 2016, respectively.

Income tax expense for the fiscal quarter and six months ended July 1, 2017 was impacted by the full valuation allowance which was initially recorded in the fourth quarter of 2016.  Therefore, income tax expenses was a result of certain state minimum taxes and deferred tax liabilities not subject to the valuation allowance.

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

For the fiscal quarter and six months ended July 1, 2017, diluted loss per share is the same as basic loss per share, as the inclusion of potentially issuable Common Stock would be antidilutive. During the fiscal quarter and six months ended July 1, 2017, 0.6 million shares of Common Stock underlying stock options and restricted stock units were not included in the computation of diluted earnings (loss) per share because inclusion of such shares would be antidilutive.  For the fiscal quarter and six months ended June 25, 2016, 0.3 million shares of Common Stock underlying stock options and restricted stock units were not included in the computation of diluted earnings (loss) per share because inclusion of such shares would be antidilutive.  Exercises of outstanding stock options are assumed to occur for purposes of calculating diluted earnings per share for periods in which their effect would not be antidilutive.

Loss per common share was computed as follows for the fiscal quarters and six months ended July 1, 2017 and June 25, 2016 (in thousands, except per share data):

	Quarter Ended		Six Months Ended
	July 1,	June 25,	July 1,	June 25,
	2017	2016	2017	2016
Basic Earnings (Loss) Per Share:
Net income (loss) from continuing operations	$(992)	$61	$(2,198)	$138
Net income (loss) from discontinued operations	75	(339)	(12,858)	(1,434)
Net loss	$(917)	$(278)	$(15,056)	$(1,296)
Weighted average number of common shares	19,741	19,628	19,708	19,616
Loss per common share	$(0.05)	$(0.01)	$(0.77)	$(0.07)

Diluted Earnings (Loss) Per Share:
Net income (loss) from continuing operations	$(992)	$61	$(2,198)	$138
Net income (loss) from discontinued operations	75	(339)	(12,858)	(1,434)
Net loss	$(917)	$(278)	$(15,056)	$(1,296)
Weighted average number of common shares	19,741	19,628	19,708	19,616
Incremental shares from assumed conversions of stock options and non-vested shares of restricted stock	—	274	—	265
Adjusted weighted average number of common shares	19,741	19,902	19,708	19,881
Loss per common share	$(0.05)	$(0.01)	$(0.77)	$(0.07)

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

In May 2014, the FASB issued new guidance related to revenue recognition.  This new standard will replace all current GAAP guidance on this topic and eliminate all industry-specific guidance.  The new revenue recognition standard provides a unified model to determine when and how revenue is recognized.  The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services.  This guidance will be effective at the beginning of our 2018 fiscal year and can be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption.  As of July 1, 2017, we have not evaluated the impact of this new accounting standard on our financial statements.

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

In February 2016, the FASB issued new guidance related to accounting for leases. The new standard requires the recognition of assets and liabilities arising from lease transactions on the balance sheet and the disclosure of key information about leasing arrangements. Accordingly, a lessee will recognize a lease asset for its right to use the underlying asset and a lease liability for the corresponding lease obligation. Both the asset and liability will initially be measured at the present value of the future minimum lease payments over the lease term. Subsequent measurement, including the presentation of expenses and cash flows, will depend on the classification of the lease as either a finance or an operating lease. The new standard is effective for fiscal years beginning after December 15, 2018, and interim periods within those years. Early adoption is permitted.  As of July 1 2017, we have not evaluated the impact of this new accounting standard on our financial statements.

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

2.Discontinued Operations

On March 23, 2017, the Company sold certain assets, properties and rights of our wholly owned subsidiary, Fresh Frozen Foods, to Pictsweet pursuant to the Purchase Agreement.  In accordance with the Purchase Agreement, Pictsweet acquired Fresh Frozen Food’s frozen food processing equipment assets, certain real property and associated facilities located in Jefferson, Georgia and Thomasville, Georgia, and other intellectual property and inventory.  As consideration for the acquisition, Pictsweet paid the Company $23.7 million in cash. The Fresh Frozen business was part of the Company’s frozen products segment.  The net proceeds from the Fresh Frozen Asset Sale were $19.5 million, after payment of professional fees and other transaction expenses, and were used to pay down amounts outstanding under the Credit Facilities.  As of December 31, 2016, total assets and total liabilities related to the Fresh Frozen Foods business were $32.2 million and $2 million, respectively.  The activity included in discontinued operations in the fiscal quarter ended July 1, 2017, related to the changes in estimated accruals that were settled during the period. The results of operations for the Fresh Frozen Foods business have been classified as discontinued operations for all periods presented.

The summary comparative financial results of the Fresh Frozen Foods business, included within discontinued operations, were as follows (in thousands):

	Quarter Ended		Six Months Ended
	July 1, 2017	June 25, 2016	July 1, 2017	June 25, 2016
Net revenues	$58	$11,467	$8,735	$24,141
Cost of revenues	8	10,902	8,602	24,040
Gross profit	50	565	133	101
Operating expenses:
Selling, general and administrative expenses	39	884	669	1,839
Operating income (loss)	11	(319)	(536)	(1,738)
Loss (gain) on sale of Fresh Frozen Foods	(64)	—	10,082	—
Interest expense, net	—	354	331	708
Income (loss) before income taxes	75	(673)	(10,949)	(2,446)
Income tax expense (benefit)	—	(334)	1,909	(1,012)
Net income (loss) from discontinued operations	$75	$(339)	$(12,858)	$(1,434)

3.Inventories

Inventories consisted of the following as of July 1, 2017 and December 31, 2016 (in thousands):

	July 1,	December 31,
	2017	2016
Finished goods	$17,210	$27,661
Raw materials	27,115	44,527
Inventories	$44,325	$72,188

4.Goodwill, Trademarks and Other Intangibles

Goodwill, trademarks and other intangibles, net, consisted of the following as of July 1, 2017 and December 31, 2016 (in thousands):

	Estimated	July 1,	December 31,
	Useful Life	2017	2016
Goodwill:
Inventure Foods		$5,986	$5,986
Rader Farms		5,630	5,630
Willamette Valley Fruit Company		3,147	3,147
Sin In A Tin		222	222
Goodwill		$14,985	$14,985

Trademarks:
Inventure Foods		$896	$896
Rader Farms		1,070	1,070
Willamette Valley Fruit Company		740	740
Fresh Frozen Foods		—	2,330
Sin In A Tin		123	123

Other intangibles:
Rader Farms - Customer relationship, gross carrying amount	10 years	100	100
Rader Farms - Customer relationship, accum. amortization		(100)	(96)
Willamette Valley Fruit Company - Customer relationship, gross carrying amount	10 years	3,200	3,200
Willamette Valley Fruit Company - Customer relationship, accum. amortization		(1,280)	(1,120)
Trademarks and other intangibles, net		$4,749	$7,243

Our amortization expense related to these intangibles was $82,000 and $83,000 for the fiscal quarters ended July 1, 2017 and June 25, 2016, respectively. For the six months ended July 1, 2017 and June 25, 2016, amortization expense totaled $164,000 and $165,000, respectively.  The trademarks are deemed to have an indefinite useful life because they are expected to generate cash flows indefinitely.

Goodwill and trademarks are reviewed for impairment annually in the fourth fiscal quarter, or more frequently if impairment indicators arise. We believe the carrying values of our goodwill and intangible assets are not impaired as of July 1, 2017.

5.Accrued Liabilities

Accrued liabilities consisted of the following as of July 1, 2017 and December 31, 2016 (in thousands):

	July 1,	December 31,
	2017	2016
Accrued payroll and payroll taxes	$2,965	$1,756
Accrued royalties and commissions	917	1,621
Accrued advertising and promotion	1,052	1,465
Accrued berry purchase payments	1,010	1,908
Accrued other	2,423	2,783
Accrued liabilities	$8,367	$9,533

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

Events of default under the ABL Credit Facility include customary events such as a cross-default provision with respect to other material debt.  The ABL Credit Facility requires us to, among other things, comply with a Fixed Charge Coverage Ratio (as defined in the ABL Credit Facility) if our liquidity as of the date of any determination is less than the greater of (i) 12.5% of the Maximum Revolver Amount and (ii) $6.125 million, subject to certain conditions.  As of the date this Form 10-Q was filed with the SEC, we would not be able to comply with the Fixed Charge Coverage Ratio covenant if our liquidity were deemed to have fallen below the applicable threshold.

On May 15, 2017, the Company entered into the ABL First Amendment, pursuant to which the Wells Fargo Lenders granted the Company an extension of the temporary waiver of the Going Concern Covenant Default from May 15, 2017 to July 17, 2017.  In addition, the terms of the ABL First Amendment provided for, among other things, (i) an increase in the Company’s Applicable Margin for Base Rate and Libor Rate Loans (as such terms are defined in the ABL Credit Facility) effective May 1, 2017 by 100 basis points, (ii) additional financial and collateral reporting obligations and projection requirements, (iii) the immediate right of the Agent (as defined in the ABL Credit Agreement) or the Wells Fargo Lenders to exercise all rights and remedies under the ABL Credit Facility (in lieu of waiting until the earlier of ten business days after the date on which financial statements are required to be delivered for an applicable fiscal month), and (iv) the elimination of the right to issue curative equity.

On July 17, 2017, the Company entered into the ABL Second Amendment with Wells Fargo and the Wells Fargo Lenders, pursuant to which the Wells Fargo Lenders granted the Company a further extension of the temporary waiver of the Going Concern Covenant Default from July 17, 2017 to July 24, 2017.  In addition, the ABL Second Amendment provided for, among other things, additional reporting obligations, a reduced revolver commitment over a period of time ($49.0 million prior to the effective date of the ABL Second Amendment; $40.0 million from and after the ABL Second Amendment date through August 1, 2017; and $35.0 million from and after August 1, 2017), and adjusted advance rates.

On July 20, 2017, the Company entered into the ABL Third Amendment with Wells Fargo and the Wells Fargo Lenders, pursuant to which the Wells Fargo Lenders granted the Company a further extension of the temporary waiver of the Going Concern Covenant Default from July 24, 2017 to August 31, 2017.

Absent the ABL Second Amendment and the ABL Third Amendment, the Going Concern Covenant Default would have been reinstated, and the Company would have been in default under the ABL Credit Facility as of the date this Form 10-Q was filed with the SEC.

As of July 1, 2017, there was $19.9 million outstanding under the ABL Credit Facility and the net availability thereunder was $6.9 million.

Term debt consisted of the following as of July 1, 2017 and December 31, 2016 (in thousands):

	July 1,	December 31,
	2017	2016
Term loan credit facility through November 2020	$72,727	$84,150
Equipment term loan, Goodyear, Arizona, due monthly through April 2021	2,459	2,759
Equipment term loan, Rader Farms, due monthly through August 2019	1,160	1,420
Equipment term loan, Willamette Valley Fruit Company, due monthly through August 2019	861	1,054
Capital lease obligations, primarily due May 2022	66	44
Long-term debt	77,273	89,427
Less: deferred financing fees, net	(6,222)	(7,047)
Less: current portion of long-term debt	(71,051)	(82,380)
Long-term debt, less current portion	$—	$—

Term Loan Credit Facility

Also on November 18, 2015 and concurrent with the execution of the ABL Credit Facility, the Company entered into the Term Loan Credit Facility.  The Term Loan Credit Facility provides for a $85.0 million senior secured term loan that matures on November 17, 2020.  The Term Loan Credit Facility also provides that, under certain conditions, we may increase the aggregate principal amount of term loans outstanding thereunder by up to $25.0 million.  Borrowings under the Term Loan Credit Facility bear interest, at the Company’s option, at a base rate or LIBOR plus, in each case, an applicable margin.

The Term Loan Credit Facility contains customary negative covenants and also requires the Company, together with its subsidiaries, to comply with a Fixed Charge Coverage Ratio and a Total Leverage Ratio. The first Fixed Charge Coverage Ratio and Total Leverage Ratio measurement period was the end of the first quarter of fiscal 2016.  On March 9, 2016, the Company entered into that certain First Amendment to Credit Agreement, with BSP, as administrative agent, and the BSP Lenders (the “Term Loan First Amendment”).  The Term Loan First Amendment amended the Term Loan Credit Facility to defer the Company’s obligation to comply with the Total Leverage Ratio until the end of the third quarter of fiscal 2016.

On September 27, 2016, the Company entered into that certain Second Amendment to Credit Agreement with BSP, as administrative agent, and the BSP Lenders (the “Term Loan Second Amendment”). The Term Loan Second Amendment deferred compliance with the Company’s Total Leverage Ratio and Fixed Charge Coverage Ratio covenants until the second quarter of fiscal 2017, required the Company to comply with the EBITDA Covenant commencing with the month ended April 30, 2017, and increased the Base Rate Margin and the Libor Rate Margin (each as defined in the Term Loan Credit Facility) thereunder by 100 basis points.  The Term Loan Second Amendment also amended the fees payable to the lenders in the event of prepayment and restricts the Company’s ability to raise Curative Equity (as defined in the Term Loan Second Amendment) until the fourth quarter of fiscal 2017.

We did not meet the EBITDA Covenant (the “EBITDA Covenant Default”).  On May 10, 2017, the Company entered into the Term Loan Third Amendment, pursuant to which the lenders granted the Company (i) an extension of the temporary waiver of the Going Concern Covenant Default from May 15, 2017 to July 17, 2017, and (ii) a temporary waiver of the EBITDA Covenant Default, until July 17, 2017.  The Term Loan Third Amendment also required that the Company comply with the EBITDA Covenant commencing with the fiscal month ending June 30, 2017, measured over the 12-months then ended, and increased the Company’s prepayment fees in the event of a payment or prepayment of principal under the Term Loan Credit Facility (excluding regularly scheduled principal payments).

On July 17, 2017, the Company entered into the BSP Letter Agreement, pursuant to which the BSP Lenders granted the Company (i) a further extension of the temporary waiver of the Going Concern Covenant Default from July 17, 2017 to July 24, 2017, and (ii) a temporary waiver of the Term Loan Financial Covenant Default until July 24, 2017.

On July 20, 2017, the Company entered into the Term Loan Fourth Amendment, pursuant to which the BSP Lenders agreed to (i) a further extension of the temporary waiver of the Going Concern Covenant Default from July 24, 2017 to August 31, 2017, and (ii) a temporary waiver of the Term Loan Financial Covenant Default until August 31, 2017.  In addition, the BSP Lenders agreed to provide $5.0 million of additional financing to the Company in the form of a term loan, payable in equal monthly installments of $12,500 commencing on September 30, 2017, with the balance due and payable on November 17, 2020, which is the maturity date of the Term Loan Credit Facility.  The net proceeds of the $5.0 million loan may be used for working capital purposes, subject to certain restrictions in the Term Loan Credit Facility, and is subject to the terms and conditions of the Term Loan Credit Facility.

Absent the BSP Letter Agreement and the Term Loan Fourth Amendment, the Going Concern Covenant Default would have been reinstated, and the Company would have been in default under the Term Loan Credit Facility as of the date this Form 10-Q was filed with the SEC.

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

Debt Classification

In accordance with FASB Accounting Standard Codification (“ASC”) 470-10-45 on Debt Presentation, all of the Company’s outstanding debt has been reclassified in the accompanying condensed consolidated balance sheet as a current liability as of July 1, 2017 and December 31, 2016.  Absent the Term Loan Third Amendment, the Company would not have been in compliance with the Total Leverage Ratio and Fixed Charge Ratio covenants as of July 1, 2017.  Further, absent the BSP Letter Agreement and the Term Loan Fourth Amendment, the Company would not have been in compliance with the financial covenants under the Term Loan Credit Facility as of the date this Form 10-Q was filed with the SEC.  Unless we engage in a strategic transaction that enables us to pay down or refinance our debt, or we secure a waiver from our lenders or a further loan amendment to the Term Loan Credit Facility, we will not be in compliance with our financial covenants as of August 31, 2017 (as required by the Term Loan Fourth Amendment).  As previously announced, the Company commenced a comprehensive strategic and financial review of the Company’s operations and engaged Rothschild Inc. to serve as its financial advisor to assist the Company in this process, including the pursuit of value-enhancing initiatives including, a sale of the Company, a sale of assets of the Company or other strategic business combination, or other capital structure optimization opportunities. This comprehensive strategic and financial review remains ongoing as of the date this Form 10-Q was filed with the SEC.  There can be no assurances that these efforts will result in a completion of a transaction or, if one is completed, that it will be on favorable terms.  A default under either the Term Loan Credit Facility or ABL Credit Facility would trigger a default under the other Credit Facility and certain of our equipment lease financing arrangements, as these facilities each contain cross-default provisions. As such, we classified all of our outstanding debt as a current liability.

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

Litigation

On April 4, 2016, a purported class action captioned Westmoreland County Employee Retirement Fund (“Westmoreland”) v. Inventure Foods, Inc. et al., Case No. CV2016-002718, was filed in the Superior Court in Maricopa County, Arizona. Additional defendants are the Company’s Chief Executive Officer and Chief Financial Officer, and the underwriters of the secondary securities offering that closed September 14, 2014 (the “September 2014 Offering”).  The class action complaint, which was amended a second time on March 27, 2017, alleges violations of Sections 11, 12(a)(2) and 15 of the Securities Act and focuses on the conditions at the Company’s former frozen food facility in Jefferson, Georgia.  Westmoreland seeks certification as a class action, unspecified compensatory damages, rescission or a rescissory measure of damages, attorneys’ fees and costs, and other relief deemed appropriate by the court.  The Company, its Chief Executive Officer, its Chief Financial Officer and the September 2014 Offering underwriters have answered and moved to dismiss the second amended complaint. On August 8, 2017, the court granted in part and denied in part the motion to dismiss, which was converted to a motion for judgment on the pleadings.  The Company intends to vigorously defend against the claims.

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

On March 9, 2017, a verified stockholder derivative complaint was filed under seal in the U.S. District Court for the District of Arizona.  The case has since been unsealed and is captioned  Robert Hutton Derivatively on Behalf of Inventure Foods, Inc. v.  Terry McDaniel et al., Case No. 2:17-cv-00727.  The named defendants include certain of the Company’s current and former officers and directors —Terry McDaniel, Steve Weinberger, Timothy A. Cole, Ashton D. Asensio, Macon Bryce Edmonson, Paul J. Lapadat, Harold S. Edwards, David I. Meyers, and Itzhak Reichman.  The lawsuit also names the Company as a nominal defendant.  The complaint focuses on the conditions at the Company’s former frozen food facility in Jefferson, Georgia and the Company’s 2015 and 2016 proxy statements.  The plaintiff purports to derivatively assert on behalf of the Company claims for alleged violation of Section 14(a) of the Exchange Act, breach of fiduciary duty, waste of corporate assets and unjust enrichment.  According to the complaint, the plaintiff seeks an unspecified award of actual or compensatory damages in favor of the Company; an order directing the Company to take certain actions concerning its corporate governance and internal procedures, including putting forward certain proposals concerning its corporate governance policies and amendments to the Company’s Bylaws and Certificate of Incorporation for a stockholder vote; an award of extraordinary equitable and/or injunctive relief concerning the defendants’ trading activities or their assets; restitution from defendants to Inventure Foods consisting of a disgorgement of all profits, benefits and other compensation obtained by defendants; costs and disbursements of the action, including attorneys, accountant and experts’ fees, costs and expenses; and other and further relief as the court deems just and proper. The defendants have moved to dismiss the complaint or, in the alternative, stay the matter pending resolution of the putative class action brought by Westmoreland (identified above) is resolved.  Oral argument on the motion to dismiss is set for August 30, 2017.  The defendants intend to vigorously defend the lawsuit.

On March 27, 2017, a putative securities class action was filed by Glenn Schoenfeld in the U.S. District Court for the District of Arizona, Case No. 2:17-cv-00910, against the Company, its Chief Executive Officer, and its Chief Financial Officer (the “Schoenfeld Lawsuit”). On April 27, 2017, John Robinson filed a putative securities class action in the U.S. District Court for the District of Arizona, Case No. 2:17-cv-01258, against the Company, its Chief Executive Officer, and its Chief Financial Officer (the “Robinson Lawsuit”).  On June 23, 2017, the court consolidated the Robinson Lawsuit with the Schoenfeld Lawsuit, and the caption was changed to In re Inventure Foods, Inc. Securities Litigation, Case No. 2:17-cv-0910.  On June 27, 2017, the court appointed lead plaintiffs and lead counsel.  Lead plaintiffs’ consolidated amended complaint is due August 26, 2017. The original complaints in the Schoenfeld Lawsuit and Robinson Lawsuit were  purportedly filed on behalf of all persons and entities that acquired the Company’s securities between March 3, 2016 and March 16, 2017, and asserted claims for alleged violation of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder, and focused on the Company’s internal controls over accounting and financial reporting, its statements of operations for fiscal year 2015, and public statements in press releases and SEC filings between March 3, 2016 and March 16, 2017.  Mr. Schoenfeld sought certification as a class action, unspecified compensatory damages, attorneys’ fees, costs and expenses incurred in the action, and other relief deemed appropriate by the court.  Mr. Robinson sought certification as a class action, unspecified damages, prejudgment and post-judgment interest, reasonable attorneys’ fees, expert fees and other costs, and such other and further relief as the court may deem just and proper.  The Company intends to vigorously defend the consolidated lawsuit.

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

For the fiscal quarters ended July 1, 2017 and June 25, 2016, net revenues of our healthy/natural food category totaled $41.2 million and $47.9 million, respectively. For the fiscal quarters ended July 1, 2017 and June 25, 2016, net revenues of our indulgent specialty snack food category totaled $10.1 million and $9.9 million, respectively.

For the six months ended July 1, 2017 and June 25, 2016, net revenues of our healthy/natural food category totaled $81.9 million and $95.2 million, respectively.  For the six months ended July 1, 2017 and June 25, 2016, net revenues of our indulgent specialty snack food category totaled $19.0 million and $19.8 million, respectively.

We do not allocate assets, selling, general and administrative expenses, income taxes or other income and expense to our reportable segments.  The following table presents information about our reportable segments for the fiscal quarters  and six months ended July 1, 2017 and June 25, 2016 (in thousands):

	Frozen	Snack
	Products	Products	Consolidated
Quarter Ended July 1, 2017
Net revenues from external customers	$20,692	$30,664	$51,356
Depreciation and amortization included in segment gross profit	225	576	801
Segment gross profit	3,607	6,505	10,112

Quarter Ended June 25, 2016
Net revenues from external customers	$30,312	$27,485	$57,797
Depreciation and amortization included in segment gross profit	241	534	775
Segment gross profit	4,283	5,420	9,703

Six Months Ended July 1, 2017
Net revenues from external customers	$44,154	$56,820	$100,974
Depreciation and amortization included in segment gross profit	451	1,155	1,606
Segment gross profit	8,348	10,278	18,626

Six Months Ended June 25, 2016
Net revenues from external customers	$62,608	$52,369	$114,977
Depreciation and amortization included in segment gross profit	522	1,041	1,563
Segment gross profit	9,068	9,915	18,983

The following table reconciles reportable segment gross profit to our consolidated income (loss) from continuing operations before income taxes for the fiscal quarters and six months ended July 1, 2017 and June 25, 2016 (in thousands):

	Quarter Ended		Six Months Ended
	July 1,	June 25,	July 1,	June 25,
	2017	2016	2017	2016
Segment gross profit	$10,112	$9,703	$18,626	$18,983
Unallocated amounts:
Operating expenses	(8,668)	(7,609)	(15,924)	(14,763)
Interest expense	(2,425)	(1,967)	(4,787)	(3,968)
Income (loss) from continuing operations before income tax expense	$(981)	$127	$(2,085)	$252

The table below presents information about revenues for each group of similar products within our reportable segments for the fiscal quarters and six months ended July 1, 2017 and June 25, 2016 (in thousands):

	Quarter Ended July 1, 2017		Quarter Ended June 25, 2016
		% of Net		% of Net
	Net Revenue	Revenues	Net Revenue	Revenues
Frozen Products:
Berries, blends, beverages and desserts	$20,475	39.9%	$30,312	52.4%
Riced Vegetables	217	0.4%	—	—%
Total Frozen	20,692	40.3%	30,312	52.4%
Snack Products:
Indulgent specialty snacks (1)	10,106	19.7%	9,873	17.1%
Healthy/natural snacks (2)	20,558	40.0%	17,612	30.5%
Total snack	$30,664	59.7%	$27,485	47.6%

Consolidated	$51,356	100.0%	$57,797	100.0%

	Six Months Ended July 1, 2017		Six Months Ended June 25, 2016
		% of Net		% of Net
	Net Revenue	Revenues	Net Revenue	Revenues
Frozen Products:
Berries, beverages, blends and desserts	$43,553	43.2%	$62,608	54.5%
Vegetables	601	0.6%	—	—%
Total frozen	44,154	43.8%	62,608	54.5%
Snack Products:
Indulgent specialty snacks (1)	19,033	18.8%	19,799	17.2%
Healthy/natural snacks (2)	37,787	37.4%	32,570	28.3%
Total snack	$56,820	56.2%	$52,369	45.5%

Consolidated	$100,974	100.0%	$114,977	100.0%

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

9.Stockholders’ Equity

The Company’s 2015 Equity Incentive Plan (the “2015 Plan”) was approved at our 2015 annual meeting of stockholders. Under the 2015 Plan, we are authorized to issue up to 1,400,560 shares of our Common Stock, which number may be increased by up to 250,000 shares subject to any option or award outstanding under the Amended and Restated 2005 Equity Incentive Plan that are canceled or forfeited for any reason.  If any shares of our Common Stock subject to awards granted under the 2015 Plan are canceled, those shares will be available for future awards under such plan.   Awards granted under the 2015 Plan may include: nonqualified stock options, incentive stock options, restricted stock, restricted stock units, performance shares, performance units, and other stock-based awards and cash-based awards.  The 2015 Plan has a term of ten years and expires in May 2025.  As of July 1, 2017, there were 552,886 shares of Common Stock available for awards under the 2015 Plan.

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

During the fiscal quarters ended July 1, 2017 and June 25, 2016, the total stock-based compensation expense from restricted Common Stock recognized in the financial statements was $0.4 million and $0.3 million, respectively. During the six months ended July 1, 2017 and June 25, 2016, the total stock-based compensation expense from restricted common stock recognized in the financial statements was $0.7 million and $0.7 million, respectively. There was no stock-based compensation costs capitalized.

The following table summarizes activities related to restricted stock awards for the six months ended July 1, 2017:

		Weighted
		Average Grant
	Number	Date Fair Value
Nonvested balance at December 31, 2016	8,333	$12.78
Granted	—	$—
Vested and released	(8,333)	$12.78
Forfeited	—	$—
Nonvested balance at July 1, 2017	—	$—

As of July 1, 2017, there was no unrecognized costs related to non-vested restricted stock awards.

The following table summarizes activities related to restricted stock units for the six months ended July 1, 2017:

		Weighted
		Average Grant
	Number	Date Fair Value
Nonvested balance at December 31, 2016	541,346	$8.40
Granted	485,554	$4.05
Vested and released	(159,910)	$9.16
Forfeited	(39,208)	$10.26
Nonvested balance at July 1, 2017	827,782	$5.62

As of July 1, 2017, the total unrecognized costs related to non-vested restricted stock units was $3.4 million, which is expected to be recognized over a weighted average period of 2.1 years.  This expected compensation expense does not reflect any new awards, or modifications to existing awards, that could occur in the future.

Stock Options

Stock-based compensation expense from stock options recognized in the financial statements totaled $0.1 million and $0.1 million for the fiscal quarters and six months ended July 1, 2017 and June 25, 2016, respectively.  There was no stock-based compensation costs capitalized.

The following table summarizes stock option activity during the six months ended July 1, 2017:

			Aggregate	Weighted Average
		Weighted	Intrinsic Value	Remaining
	Options	Average	(in-the-money	Contractual Life
	Outstanding	Exercise Price	options)	(in years)
Outstanding at December 31, 2016	567,602	$5.23
Granted	—	$—
Exercised	—	$—
Forfeited or expired	(13,687)	$10.37
Outstanding at July 1, 2017	553,915	$5.10	$473,948	3.8

As of July 1, 2017, the total unrecognized costs related to non-vested stock options granted were $0.1 million.  We expect to recognize such costs in the financial statements over a weighted average period of 1.2 years.  This expected compensation expense does not reflect any new awards, or modifications to existing awards, that could occur in the future.

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on the closing price of $4.31 of our Common Stock as of July 1, 2017, which would have been received by the option holders had all option holders exercised options and sold the underlying shares on that date.  The intrinsic value related to vested stock options outstanding was $0.5 million as of July 1, 2017 based on the exercise price and closing price of $4.31 of our Common Stock as of July 1, 2017.

The following table summarizes information about stock options outstanding and exercisable at July 1, 2017:

				Weighted
				Average
				Remaining	Weighted		Weighted
				Contractual	Average		Average
Range of			Options	Life	Exercise	Options	Exercise
Exercise Prices			Outstanding	(in years)	Price	Exercisable	Price
$1.70	-	$1.86	138,600	1.3	$1.75	138,600	$1.75
$2.4	-	$4.16	156,450	3.1	$3.55	156,450	$3.55
$4.28	-	$7.21	213,400	5.4	$6.88	191,300	$6.84
$7.61	-	$13.21	45,465	6.3	$12.36	34,465	$12.37
			553,915	3.8	$5.10	520,815	$4.86

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

For a description of the Company’s critical accounting policies and an understanding of the significant factors that influenced the Company’s performance during the fiscal quarter and six months ended July 1, 2017, this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the other sections of this Form 10-Q, including the condensed consolidated financial statements and related notes appearing in Part I, Item 1, as well as  our 2016 Form 10-K.  The various sections of this MD&A contain a number of forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risks described in the “Risk Factors” section of our 2016 Form 10-K.  Accordingly, the Company’s actual future results may differ materially from historical results or those currently anticipated.

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

For the fiscal quarters ended July 1, 2017 and June 25, 2016, net revenues of our healthy/natural food category totaled $41.2 million and $47.9 million, respectively.  For the fiscal quarters ended July 1, 2017 and June 25, 2016, net revenues of our indulgent specialty snack food category totaled $10.1 million and $9.9 million, respectively.

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

•

Our five-year, $85.0 million Term Loan Credit Facility with BSP and the BSP Lenders requires us to, among other things, comply with Total Leverage Ratio and Fixed Charge Coverage Ratio (each as defined in the Term Loan Credit Facility) covenants by the end of the second quarter of fiscal 2017 and the EBITDA Covenant by the month ended April 30, 2017, which target we did not meet and, as discussed below, we received temporary waivers of such default.  The Total Leverage Ratio, measured at the end of our second fiscal quarter in 2017 must be 4.25:1, and the Fixed Charge Coverage Ratio, measured at the end of our second fiscal quarter in 2017 for the four quarterly periods then ended, must be 1.1:1.  We previously reported that absent the completion of a strategic transaction yielding sufficient cash proceeds (in addition to the proceeds received from the sale of certain assets, properties and rights of our wholly owned subsidiary, Fresh Frozen Foods, in March 2017) to pay down debt, waivers or amendments by our lenders, or a refinancing of our debt, we would not be able to comply with these covenants when required to do so.  Failure to meet these covenants would result in a default under such credit facility and, to the extent the applicable lenders so elect, an acceleration of the Company’s existing indebtedness, causing such debt of approximately $97.2 million at July 1, 2017 (including $4.5 million of other equipment financing indebtedness that includes cross-default provisions) to be immediately due and payable.  The Company does not have sufficient liquidity to repay all of its outstanding debt in full if such debt were accelerated.

•

Our five-year, $50.0 million ABL Credit Facility with Wells Fargo and the Wells Fargo Lenders (requires us to, among other things, comply with a Fixed Charge Coverage Ratio (as defined in the ABL Credit Facility)) if our liquidity as of the date of any determination is less than the greater of (i) 12.5% of the Maximum Revolver Amount and (ii) $6.125 million, subject to certain conditions.  As of the date this Form 10-Q was filed with the SEC, we would not be able to comply with the Fixed Charge Coverage Ratio covenant if our liquidity were deemed to have fallen below the applicable threshold.

•

The Credit Facilities also require us to furnish our audited financial statements without a “going concern” uncertainty paragraph in the auditor’s opinion.  Our consolidated financial statements for the fiscal year ended December 31, 2016 in our 2016 Form 10-K contained a “going concern” explanatory paragraph.  Under the Credit Facilities, a going concern opinion with respect to our audited financial statements is an event of default.  As of the date our 2016 Form 10-K was filed with the SEC, we obtained a temporary waiver of the Going Concern Covenant Default until May 15, 2017 from the applicable lenders under the Credit Facilities.

•

On May 10, 2017, we entered into the Term Loan Third Amendment.  Under the terms of the Term Loan Third Amendment, the BSP Lenders granted the Company (i) an extension of the temporary waiver of the Going Concern Covenant Default from May 15, 2017 to July 17, 2017, and (ii) a temporary waiver of the EBITDA Covenant Default until July 17, 2017. The Term Loan Third Amendment also required that the Company comply with the EBITDA Covenant commencing with the fiscal month ending June 30, 2017, measured over the 12-months then ended, and increased the Company’s prepayment fees in the event of a payment or prepayment of principal under the Term Loan Credit Facility (excluding regularly scheduled principal payments).

•

On May 15, 2017, we entered into the ABL First Amendment, pursuant to which the Wells Fargo Lenders granted the Company an extension of the temporary waiver of the Going Concern Covenant Default from May 15, 2017 to July 17, 2017.  In addition, the terms of the ABL First Amendment provided for, among other things, (i) an increase in the Company’s Applicable Margin for Base Rate and Libor Rate Loans (as such terms are defined in the ABL Credit Facility) effective May 1, 2017 by 100 basis points, (ii) additional financial and collateral reporting obligations and projection requirements, (iii) the immediate right of the Agent (as defined in the ABL Credit Agreement) or the Wells Fargo Lenders to exercise all rights and remedies under the ABL Credit Facility (in lieu of waiting until the earlier of ten business days after the date on which financial statements are required to be delivered for an applicable fiscal month), and (iv) the elimination of the right to issue curative equity.

•

On July 17, 2017, we entered into the BSP Letter Agreement, pursuant to which the BSP Lenders granted the Company (i) a further extension of the temporary waiver of the Going Concern Covenant Default from July 17, 2017 to July 24, 2017, and (ii) a temporary waiver of the Term Loan Financial Covenant Default until July 24, 2017.

•

On July 17, 2017, we also entered into the ABL Second Amendment with Wells Fargo and the Wells Fargo Lenders, pursuant to which the Wells Fargo Lenders granted the Company a further extension of the temporary waiver of the Going Concern Covenant Default from July 17, 2017 to July 24, 2017.  In addition, the ABL Second Amendment provided for, among other things, additional reporting obligations, a reduced revolver commitment over a period of time ($49.0 million prior to the effective date of the ABL Second Amendment; $40.0 million from and after the ABL Second Amendment date through August 1, 2017; and $35.0 million from and after August 1, 2017), and adjusted advance rates.

•

On July 20, 2017, we entered into the Term Loan Fourth Amendment, pursuant to which the BSP Lenders agreed to (i) a further extension of the temporary waiver of the Going Concern Covenant Default from July 24, 2017 to August 31, 2017, and (ii) a temporary waiver of the Term Loan Financial Covenant Default until August 31, 2017.  In addition, the BSP Lenders agreed to provide $5.0 million of additional financing to the Company in the form of a term loan, payable in equal monthly installments of $12,500 commencing on September 30, 2017, with the balance due and payable on November 17, 2020, which is the maturity date of the Term Loan Credit Facility.  The net proceeds of the $5.0 million loan may be used for working capital purposes, subject to certain restrictions in the Term Loan Credit Facility, and is subject to the terms and conditions of the Term Loan Credit Facility.

•

On July 20, 2017, we also entered into the ABL Third Amendment, pursuant to which the Wells Fargo Lenders granted the Company a further extension of the temporary waiver of the Going Concern Covenant Default from July 24, 2017 to August 31, 2017.

As previously disclosed, as noted above and as more fully described under “Liquidity and Capital Resources” below, the Company’s Board and management continue to explore various strategic alternatives.  There can be no assurance that we will be successful in our pursuit of any strategic transaction or that we will be able consummate a strategic transaction in time to address our financial covenant requirements and going concern qualification, or at all, or if we do complete a strategic transaction it will be on commercially reasonable terms.  As a result, our liquidity and ability to timely pay our obligations when due could be adversely affected.

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

Results of Operations

In addition to focusing on measurements calculated in accordance with GAAP, we focus on “selling, general and administrative expenses, excluding strategic review professional fees and legal settlement gains,” which is a non-GAAP financial measure.  As such, we include in this Form 10-Q a reconciliation to its most directly comparable GAAP financial measure.  Non-GAAP financial measures have certain limitations as analytical tools and should not be used as substitutes for measurements prepared in accordance with GAAP.   This reconciliation and a description of the limitations of this non-GAAP financial measure are included in “Non-GAAP Data and Reconciliations” below.

The following table sets forth for the periods presented certain financial data as a percentage of net sales for the fiscal quarters and six months ended July 1, 2017 and June 25, 2016:

	Quarter Ended		Six Months Ended
	July 1,	June 25,	July 1,	June 25,
	2017	2016	2017	2016
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	80.3	83.2	81.6	83.5
Gross profit	19.7	16.8	18.4	16.5
Selling, general and administrative expenses	16.9	13.2	15.8	12.8
Operating income	2.8	3.6	2.6	3.7
Interest expense	4.7	3.4	4.7	3.5
Loss before income taxes	(1.9)	0.2	(2.1)	0.2
Income tax expense	—	0.1	0.1	0.1
Net (loss) income from continuing operations	(1.9)%	0.1%	(2.2)%	0.1%

Net Revenues.  Consolidated net revenues from continuing operations decreased 11.1% to $51.4 million in the fiscal quarter ended July 1, 2017, a decrease of $6.4 million, compared to $57.8 million in the fiscal quarter ended June 25, 2016.  Net revenues for the six months ended July 1, 2017 decreased 12.2% to $101.0 million, compared to $115.0 million during the six months ended June 25, 2016.

Our net revenues by operating segment were as follows (in thousands):

	Quarter Ended			Six Months Ended
	July 1,	June 25,	%	July 1,	June 25,	%
	2017	2016	Change	2017	2016	Change
Frozen products	$20,692	$30,312	(31.7)	$44,154	$62,608	(29.5)
Snack products	30,664	27,485	11.6	56,820	52,369	8.5
Consolidated	$51,356	$57,797	(11.1)%	$100,974	$114,977	(12.2)%

Our frozen products segment net revenues were $20.7 million during the fiscal quarter ended July 1, 2017, a decrease of $9.6 million, or 31.7%, compared to $30.3 million during the fiscal quarter ended June 25, 2016. During the six months ended July 1, 2017, our frozen products segment net revenues were $44.2 million, a decrease of $18.5 million, or 29.5%, compared to $62.6 million for the six months ended June 25, 2016.  The decrease in net revenues for the fiscal quarter and six months ended July 1, 2017 were primarily a result of reduced private label sales distribution and a frozen berry market price decrease as well as a reduction in Jamba at-home smoothie sales.

Our snack products segment net revenues were $30.7 million during the fiscal quarter ended July 1, 2017, an increase of $3.2 million, or 11.6%, compared to $27.5 million during the fiscal quarter ended June 25, 2016. During the six months ended July 1, 2017, our snack products segment net revenues were $56.8 million, an increase of $4.5 million, or 8.5%, compared to $52.4 million for the six months ended June 25, 2016.  The decrease in net revenues for the fiscal quarter and six months ended July 1, 2017 were primarily a result of strong increases in both Boulder Canyon and better-for-you private label sales, partially offset by reduced license brand sales.

Gross Profit.  Gross profit from continuing operations was $10.1 million for the fiscal quarter ended July 1, 2017, compared to $9.7 million for the fiscal quarter ended June 25, 2016.  Gross profit from continuing operations was $18.6 million for the six months ended July 1, 2017, compared to $19.0 million for the six months ended June 25, 2016.

Our gross profit and gross profit as a percentage of net sales by operating segment were as follows (in thousands):

	Quarter Ended				Six Months Ended
	July 1,	% of Net	June 25,	% of Net	July 1,	% of Net	June 25,	% of Net
	2017	Revenues	2016	Revenues	2017	Revenues	2016	Revenues
Frozen products	$3,607	17.4%	$4,283	14.1%	$8,348	18.9%	$9,068	14.5%
Snack products	6,505	21.2%	5,420	19.7%	10,278	18.1%	9,915	18.9%
Consolidated	$10,112	19.7%	$9,703	16.8%	$18,626	18.4%	$18,983	16.5%

Our frozen products segment gross profit was $3.6 million for the fiscal quarter ended July 1, 2017, compared to $4.3 million for the fiscal quarter ended June 25, 2016 and as a percentage of net revenues increased 330 basis points to 17.4%, compared to 14.1% for the prior-year period. For six months ended July 1, 2017, gross profit for our frozen segment was $8.3 million, compared to $9.1million for the six months ended June 25, 2016 and as a percentage of net revenues increased 440 basis points to 18.9%, compared to 14.5% for the prior-year period.  The significant improvement in the frozen products segment gross margin for the fiscal quarter and six months ended July 1, 2017 was driven by fewer purchases of higher priced frozen berries and reduced 2016 harvest fruit prices.

Our snack products segment gross profit was $6.5 million for the fiscal quarter ended July 1, 2017, compared to $5.4 million for the fiscal quarter ended June 25, 2016.  As a percentage of net revenues, gross margin increased 150 basis points to 21.2% for the fiscal quarter ended July 1, 2017, compared to 19.7% for the fiscal quarter ended June 25, 2016.  This increase in gross margin was primarily due to lower trade promotion spending compared to the second quarter of fiscal 2016.

For the six months ended July 1, 2017, gross profit from continuing operations increased $0.4 million to $10.3 million, compared to $9.9 million for the six months ended June 25, 2016. As a percentage of net revenues, gross margin decreased 80 basis points to 18.1% for the six months ended July 25, 2017 from 18.9% for the six months ended June 25, 2016, primarily due to higher trade promotion spending primarily in the first quarter of fiscal 2017 and reductions in inventory standard costs that occurred in the first quarter of fiscal 2017.

Selling, General and Administrative Expenses. Selling, general and administrative (“SG&A”) expenses was $8.7 million for the fiscal quarter ended July 1, 2017, compared to $7.6 million the fiscal quarter ended June 25, 2016.  Excluding the $1.0 million for professional fees related to the Company’s ongoing strategic review, Adjusted SG&A expenses (as discussed below in “Non-GAAP Data and Reconciliations”) remained flat for the fiscal quarter ended July 1, 2017 compared to the prior-year period and, as a percentage of net revenues, increased 170 basis points to 14.9% compared to 13.2% for the prior-year period.  The increase is primarily due to increased expenses associated with other legal, medical and accrued bonus costs.

For the six months ended July 1, 2017, SG&A expenses was $15.9 million, compared to $14.8 million during the six months ended June 25, 2016.  Excluding the $1.1 million for professional fees related to the Company’s ongoing strategic review and the $1.2 million legal settlement gain recorded in SG&A in the first six months of fiscal 2017, Adjusted SG&A expenses (as discussed below in “Non-GAAP Data and Reconciliations”) increased $1.3 million for the six months ended June 25, 2016, compared to the prior-year period and as a percentage of net revenues increased 320 basis points to 16.0% compared to 12.8% for the prior-year period.  This increase is primarily due to increased expenses associated with other legal, medical and accrued bonus costs.

Interest Expense.  Interest expense was $2.4 million for the fiscal quarter ended July 1, 2017, compared to $2.0 million for the fiscal quarter ended June 25, 2016.  For the six months ended July 1, 2017, interest expense was $4.8 million, compared to $4.0 million during the six months ended June 25, 2016. These increases in interest expense were primarily due to increased interest rates on our Term Loan Credit Facility implemented with the Second Amendment.

Income Tax Benefit. Our effective tax rate was (1.1)% and 52.2% for the fiscal quarters ended July 1, 2017 and June 25, 2016, respectively.  For the six months ended July 1, 2017 our effective tax rate was (5.4)% compared to 45.1% for the six months ended June 25, 2016.  Income tax expense for the fiscal quarter and six months ended July 1, 2017 was impacted by the full valuation allowance which was initially recorded in the fourth quarter of fiscal 2016.

Therefore, income tax expenses was a result of certain state minimum taxes and deferred tax liabilities not subject to the valuation allowance.

Discontinued Operations. Discontinued operations represents the Fresh Frozen Foods business that was sold on March 23, 2017.  Discontinued operations generated net income of $75,000 for the fiscal quarter ended July 1, 2017, compared to a net loss of $0.3 million for the prior-year period.  The activity in the fiscal quarter ended July 1, 2017 related to the changes in estimated accruals that were settled during the period.  Discontinued operations generated a net loss of $12.9 million and $1.4 million for the six months ended July 1, 2017 and June 25, 2016, respectively.  The six months ended July 1, 2017 includes a loss on the Fresh Frozen Asset Sale of $10.1 million. See “Note 2 -  Discontinued Operations" in the condensed consolidated financial statements for more information.

Non-GAAP Data and Reconciliations

“Adjusted Selling, general and administrative expenses” or “Adjusted SG&A expenses” is defined as SG&A expenses less professional fees associated with the Company’s strategic review and gains from a legal settlement with the previous owners of Fresh Frozen Foods over purchase price hold back funds held in escrow.    We present Adjusted SG&A expenses because we believe it provides useful information regarding the Company’s normal operating results and allows for better comparability with current period operating results.

A reconciliation of Adjusted SG&A expenses to SG&A expenses is as follows (in thousands):

	Quarter Ended		Six Months Ended

	July 1, 2017	June 25, 2016	July 1, 2017	June 25, 2016

Adjusted Selling, general and administrative expenses	$7,651	$7,609	$16,108	$14,763
Strategic review professional fees	1,017	—	1,052
Gain from legal settlement	—	—	(1,236)	—
Selling, general and administrative expense	$8,668	$7,609	$15,924	$14,763

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

Net cash provided operating activities was $9.7 million for the six months ended July 1, 2017, compared to net cash provided by operating activities of $11.8 million for the six months ended June 25, 2016. The year-over-year decrease was primarily a result of an increase of the net loss in fiscal 2017 compared to fiscal 2016 along with additional interest expense in the first six months of fiscal 2017 compared to the prior-year period.

Investing Cash Flows

Net cash provided by investing activities was $18.0 million for the fiscal quarter ended July 1, 2017, compared to cash used of $9.0 million for the fiscal quarter ended June 25, 2016.  The first six months of fiscal 2017 included $19.5 million in proceeds from the Fresh Frozen Asset Sale.  Capital expenditures of $1.2 million in the first six months of fiscal 2017 primarily relate to building improvements and manufacturing equipment, of which $0.3 million is included in discontinued operations.  Capital expenditures of $8.7 million in the first six months of fiscal 2016 primarily relate to manufacturing equipment and enterprise resource planning system integration, of which $0.9 million is included in discontinued operations.  During fiscal 2017, we plan to make approximately $3.0 million in capital expenditures, primarily at our manufacturing facilities.  Capital expenditures are funded by net cash flow from operating activities, cash on hand, available credit from our ABL Credit Facility and equipment term loans.  Payments of contingent consideration related to the acquisition of Willamette Valley Fruit Company totaled $0.2 million during the six months ended July 1, 2017, compared to $0.3 million during the prior-year period.

Financing Cash Flows

Net cash used in financing activities for the fiscal quarter ended July 1, 2017 was $25.4 million, compared to $3.9 million in the six months ended June 25, 2016.  This year-over-year decrease in cash provided by financing activities was largely due to a pay down of the Term Loan Credit Facility of $11.4 million and the ABL Credit Facility of $12.8 million, primarily from the proceeds of the Fresh Frozen Asset Sale.

Debt and Capital Resources

At July 1, 2017, there was $3.0 million in cash and $19.9 million borrowed on our ABL Credit Facility. At that date, $6.9 million of additional borrowings were available under the ABL Credit Facility. As is customary in such financings, Wells Fargo may terminate its commitments and accelerate the repayment of amounts outstanding and exercise other remedies upon the occurrence of an Event of Default (as defined in the ABL Credit Facility), subject, in certain instances, to the expiration of an applicable cure period. Certain events may trigger an acceleration of repayment of the amounts outstanding under the ABL Credit Facility as set forth in such credit facility. The ABL Credit Facility requires us to maintain compliance with certain financial covenants, including a Fixed Charge Coverage Ratio in the event liquidity as of the date of any determination is less than the greater of (i) 12.5% of the Maximum Revolver Amount and (ii) $6.125 million, subject to certain conditions.  As of July 1, 2017, we would not be able to comply with the Fixed Charge Coverage Ratio covenant if our liquidity were deemed to have fallen below the applicable threshold.

Our Term Loan Credit Facility requires us to comply with a Fixed Charge Coverage Ratio and Total Leverage Ratio (each as defined in the Term Loan Credit Facility) and the EBITDA Covenant.  We must comply with the Fixed Charge Coverage Ratio and Total Leverage Ratio beginning in the second quarter of fiscal 2017.  We were required to comply with the EBITDA Covenant commencing with the month ended April 30, 2017, which target we did not meet, and as discussed below, we received temporary waivers of such default.  Unless we engage in a strategic transaction that enables us to pay down our debt, or we secure a waiver or further loan amendment from our lender, we will not be in compliance with our financial covenants when required to meet such covenants.  Such a breach would constitute an Event of Default under (and as defined in) the Term Loan Credit Facility if it remained uncured or a modification or waiver is not agreed to (or, if applicable, extended) by the lenders under such credit facility.

The Credit Facilities also require us to furnish our audited financial statements without a “going concern” uncertainty paragraph in the auditor’s opinion.  Our consolidated financial statements for the fiscal year ended December 31, 2016 in our 2016 Form 10-K contained a “going concern” explanatory paragraph.  Under the Credit Facilities, a going concern opinion with respect to our audited financial statements is an event of default.  As of the date our 2016 Form 10-K was filed with the SEC, we obtained a temporary waiver of the Going Concern Covenant Default until May 15, 2017 from the applicable lenders under the Credit Facilities and, as discussed below, we received further temporary waivers of such default.

On May 10, 2017, we entered into the Term Loan Third Amendment, pursuant to which the BSP Lenders granted the Company (i) an extension of the temporary waiver of the Going Concern Covenant Default from May 15, 2017 until July 17, 2017, and (ii) a temporary waiver of the Minimum EBITDA Covenant Default until July 17, 2017.  The Term Loan Third Amendment also required that the Company comply with the EBITDA Covenant commencing with the fiscal month ending June 30, 2017, measured over the 12-months then ended, and increased the Company’s fees in the event of a payment or prepayment of principal under the Term Credit Facility (excluding regularly scheduled principal payments).

On May 15, 2017, we entered into the ABL First Amendment, pursuant to which the Wells Fargo Lenders granted the Company an extension of the temporary waiver of the Going Concern Covenant Default from May 15, 2017 to July 17, 2017.  In addition, the terms of the ABL First Amendment provided for, among other things, (i) an increase in the Company’s Applicable Margin for Base Rate and Libor Rate Loans (as such terms are defined in the ABL Credit Facility) effective May 1, 2017 by 100 basis points, (ii) additional financial and collateral reporting obligations and projection requirements, (iii) the immediate right of the Agent (as defined in the ABL Credit Agreement) or the Wells Fargo Lenders to exercise all rights and remedies under the ABL Credit Facility (in lieu of waiting until the earlier of ten business days after the date on which financial statements are required to be delivered for an applicable fiscal month), and (iv) the elimination of the right to issue curative equity.

On July 17, 2017, we entered into the BSP Letter Agreement, pursuant to which the BSP Lenders granted the Company (i) a further extension of the temporary waiver of the Going Concern Covenant Default from July 17, 2017 to July 24, 2017, and (ii) a temporary waiver of the Term Loan Financial Covenant Default until July 24, 2017.

On July 17, 2017, we also entered into the ABL Second Amendment, pursuant to which the Wells Fargo Lenders granted the Company a further extension of the temporary waiver of the Going Concern Covenant Default from July 17, 2017 to July 24, 2017.  In addition, the ABL Second Amendment provided for, among other things, additional reporting obligations, a reduced revolver commitment over a period of time ($49.0 million prior to the effective date of the ABL Second Amendment; $40.0 million from and after the ABL Second Amendment date through August 1, 2017; and $35.0 million from and after August 1, 2017), and adjusted advance rates.

On July 20, 2017, we entered into the Term Loan Fourth Amendment, pursuant to which the BSP Lenders agreed to (i) a further extension of the temporary waiver of the Going Concern Covenant Default from July 24, 2017 to August 31, 2017, and (ii) a temporary waiver of the Term Loan Financial Covenant Default until August 31, 2017.  In addition, the BSP Lenders agreed to provide $5.0 million of additional financing to the Company in the form of a term loan, payable in equal monthly installments of $12,500 commencing on September 30, 2017, with the balance due and payable on November 17, 2020, which is the maturity date of the Term Loan Credit Facility.  The net proceeds of the $5.0 million loan may be used for working capital purposes, subject to certain restrictions in the Term Loan Credit Facility, and is subject to the terms and conditions of the Term Loan Credit Facility.

On July 20, 2017, we also entered into the ABL Third Amendment, pursuant to which the Wells Fargo Lenders granted the Company a further extension of the temporary waiver of the Going Concern Covenant Default from July 24, 2017 to August 31, 2017.

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

Outlook

All of the Company’s outstanding debt has been reclassified in the accompanying condensed consolidated balance sheet as a current liability as of July 1, 2017.  As previously reported, on July 27, 2016, the Company announced that it had commenced a strategic and financial review with the objective of increasing shareholder value.  The Company and its advisors have been actively involved in this process since the date of such announcement and, as of the filing of this Form 10-Q, are continuing to pursue various strategic alternatives.  On March 23, 2017, the Company completed the Fresh Frozen Asset Sale, which yielded net proceeds to the Company of $19.5 million.  Although such proceeds were used to pay down amounts outstanding under the Credit Facilities, additional capital is required to ensure compliance with the Total Leverage Ratio and Fixed Charge Coverage Ratio covenants under our Term Loan Credit Facility by August 31, 2017.

Absent the Term Loan Fourth Amendment, the Company would have been in breach of the requirement to deliver audited financial statements without a going concern opinion at July 24, 2017, and the EBITDA Covenant at July 1, 2017 under the Term Loan Credit Facility.  Further absent the ABL Third Amendment, the Company would have been in breach of the requirement to deliver audited financial statements without a going concern opinion at July 24, 2017.  The waivers set forth in the Term Loan Fourth Amendment, together with the waivers set forth in the ABL Third Amendment, provide the Company with additional time to pursue various strategic alternatives.  However, unless we engage in a strategic transaction that enables us to pay down our debt, or we secure additional waivers or further loan amendments from our lenders, we will not be in compliance with our financial covenants when required to meet such covenants.  No assurance can be given as to the outcome or timing of our pursuit of a strategic transaction or that we will be able to successfully complete a transaction at all or, if completed, on terms reasonable to us.  A default under either the Term Loan Credit Facility or the ABL Credit Facility will trigger a default under the other Credit Facility and certain of our equipment lease financing arrangements, as these facilities each contain cross-default provisions.  It could also result in the termination of all commitments to extend further credit under our ABL Credit Facility.

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s management, including its Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the reporting period covered by this Form 10-Q.  Based upon that evaluation and as a result of the material weakness in internal control over financial reporting described in “Controls and Procedures” in Part II, Item 9A of the 2016 Form 10-K, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of July 1, 2017 for the purpose of providing reasonable assurance that the information required to be disclosed in the reports we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

The Company’s enhanced review and control procedures were in place and operating during the first six months of fiscal 2017. The Company is in the process of testing the newly implemented internal controls and related procedures. The material weakness cannot be considered remediated until the control has operated for a sufficient period of time and until management has concluded, through testing, that the control is operating effectively. Our goal is to remediate this material weakness by the end of fiscal 2017.

Changes in Internal Control Over Financial Reporting

Except as described above, there were no changes to the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended July 1, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

For a discussion of legal proceedings, see “Note 7 - Commitments and Contingencies - Legal Proceedings” to our condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q.

Item 1A. Risk Factors.

During the fiscal quarter ended July 1, 2017, there were no material changes from the risk factors as previously disclosed in our  2016 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table contains information for shares repurchased during the fiscal quarter ended July 1, 2017.

			Total number of	Approximate dollar
			shares purchased as	value of shares that
			part of publicly	may yet be
	Total number of	Average price paid	announced plans or	purchased under the
Fiscal period	shares purchased(1)	per share	programs	plans or programs
April 2, 2017 - May 6, 2017	—	$—	—	$—
May 7, 2017 - June 3, 2017	36,163	$4.08	—	$—
June 4, 2017 - July 1, 2017	196	$4.26	—	$—
Total	36,359	$4.09	—	$—

(1)

Shares of restricted stock withheld, at the election of certain holders of restricted stock, by the Company from the vested portion of a restricted stock award with a market value approximating the amount of the withholding taxes due from such restricted stockholders.

Item 6. Exhibits.

10.1

Limited Waiver and Third Amendment to Credit Agreement, dated as of May 10, 2017, by and among the Company and certain of its subsidiaries, as the borrowers, each of the lenders from time to time a party thereto, and BSP Agency, LLC, as the administrative agent for each member of the Lender Group (as defined therein) (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 11, 2017).

10.2

First Amendment to Credit Agreement and Limited Waiver, dated as of May 12, 2017, by and among the Company and certain of its subsidiaries, as the borrowers, each of the lenders from time to time a party thereto, and Wells Fargo Bank, National Association, as the administrative agent for each member of the Lender Group and the Bank Product Providers (each as defined therein), as the sole arranger, and as the sole book runner (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 17, 2017).

10.3

Letter Agreement, dated as of July 17, 2017, by and among the Company and certain of its subsidiaries, as the borrowers, each of the lenders from time to time a party thereto, and BSP Agency, LLC, as the administrative agent for each member of the Lender Group (as defined therein) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 21, 2017).

10.4

Limited Waiver and Fourth Amendment to Credit Agreement, dated as of July 21, 2017, by and among the Company and certain of its subsidiaries, as the borrowers, each of the lenders from time to time a party thereto, and BSP Agency, LLC, as the administrative agent for each member of the Lender Group (as defined therein) (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 21, 2017).

10.5

Second Amendment to Credit Agreement and Limited Waiver, dated as of July 17, 2017, by and among the Company and certain of its subsidiaries, as the borrowers, each of the lenders from time to time a party thereto, and Well Fargo Bank, National Association, as the administrative agent for each member of the Lender Group and Bank Product Provisions (as such terms are defined therein) (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on July 21, 2017).

10.6

Third Amendment to Credit Agreement and Limited Waiver, dated as of July 21, 2017, by and among the Company and certain of its subsidiaries, as the borrowers, each of the lenders from time to time a party thereto, and Well Fargo Bank, National Association, as the administrative agent for each member of the Lender Group and Bank Product Provisions (as such terms are defined therein) (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on July 21, 2017).

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

Dated:	August 10, 2017	INVENTURE FOODS, INC.

		By:	/s/ Steve Weinberger
Steve Weinberger
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)