Form 10-Q
period 2017-09-30
INVENTURE FOODS, INC.
filed 2017-11-09
CIK 944508

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2017

or

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

Yes ☐               No ☒

As of November 6, 2017, the total number of shares outstanding of the registrant’s Common Stock was 19,827,000 shares.

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

Forward-looking statements are neither historical facts nor assurances of future performance.  Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to certain risks and uncertainties, including, without limitation, our ability to continue as a going concern, general economic conditions, increases in cost or availability of ingredients, packaging, energy and employees, price competition and industry consolidation, ability to execute strategic initiatives, product recalls or safety concerns, disruptions of supply chain or information technology systems, customer acceptance of new products and changes in consumer preferences, food industry and regulatory factors, interest rate risks, dependence upon major customers, dependence upon existing and future license agreements, the possibility that we will need additional financing and/or to refinance our existing indebtedness due to future operating losses, inability to meet the financial covenants under our term loan facility, or in order to implement our business strategy, acquisition and divestiture-related risks, volatility of the market price of our common stock, par value $.01 per share (“Common Stock”), statements regarding the proposed transaction between the Company and Utz Quality Foods, LLC and the expected timetable for completing the transaction, and those other risks and uncertainties discussed herein and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2017 (“2016 Form 10-K”) and any subsequent Form 10-Q that could cause actual results to differ materially from historical results or those anticipated.  In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this Form 10-Q will in fact transpire or prove to be accurate.  Readers are cautioned to consider the specific risk factors described herein and in “Item 1A. Risk Factors” of our 2016 Form 10-K, and not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof.

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

PART I — FINANCIAL INFORMATION

Item 1.Financial Statements.

INVENTURE FOODS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(unaudited)

	September 30,	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$2,159	$776
Accounts receivable, net of allowance for doubtful accounts of $108 and $120 at September 30, 2017 and December 31, 2016, respectively	8,834	8,941
Inventories	13,608	13,398
Other current assets	4,712	2,578
Current assets held for sale	—	66,821
Total current assets	29,313	92,514

Property and equipment, net of accumulated depreciation of $32,713 and $30,396 at September 30, 2017 and December 31, 2016, respectively	32,352	34,367
Goodwill	5,986	5,986
Trademarks	896	896
Other assets	797	785
Noncurrent assets held for sale	—	46,932
Total assets	$69,344	$181,480

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$16,720	$18,725
Accrued liabilities	4,596	6,190
Line of credit	—	32,761
Current portion of term debt	60,608	79,883
Current liabilities held for sale	—	16,576
Total current liabilities	81,924	154,135

Deferred income tax liability	1,959	1,376
Other liabilities	810	759
Noncurrent liabilities held for sale	—	1,521
Total liabilities	84,693	157,791

Commitments and contingencies (see Note 7)

Stockholders’ equity:
Common stock, $.01 par value; 50,000 shares authorized; 20,194 and 20,040 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	202	200
Additional paid-in capital	37,109	35,721
Accumulated deficit	(52,189)	(11,761)
	(14,878)	24,160
Less: treasury stock, at cost: 368 shares at September 30, 2017 and December 31, 2016	(471)	(471)
Total stockholders’ equity	(15,349)	23,689
Total liabilities and stockholders’ equity	$69,344	$181,480

See accompanying notes to condensed consolidated financial statements (unaudited).

INVENTURE FOODS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Quarter Ended		Nine Months Ended
	September 30,	September 24,	September 30,	September 24,
	2017	2016	2017	2016
Net revenues	$27,428	$28,587	$84,248	$80,956
Cost of revenues	23,951	23,534	70,493	65,988
Gross profit	3,477	5,053	13,755	14,968
Operating expenses:
Selling, general and administrative expenses	7,100	6,706	20,156	18,678
Operating loss	(3,623)	(1,653)	(6,401)	(3,710)
Non-operating expense:
Interest expense	1,839	1,376	5,221	4,010
Loss from continuing operations before income tax expense	(5,462)	(3,029)	(11,622)	(7,720)
Income tax expense (benefit)	10	(1,298)	31	(2,783)
Net loss from continuing operations	(5,472)	(1,731)	(11,653)	(4,937)
Net income (loss) from discontinued operations	(19,900)	(833)	(28,775)	1,077
Net loss	$(25,372)	$(2,564)	$(40,428)	$(3,860)

Income (loss) per common share:
Basic loss from continuing operations	$(0.28)	$(0.09)	$(0.59)	$(0.25)
Basic income (loss) from discontinued operations	(1.00)	(0.04)	(1.46)	0.05
Basic loss	$(1.28)	$(0.13)	$(2.05)	$(0.20)

Diluted loss from continuing operations	$(0.28)	$(0.09)	$(0.59)	$(0.25)
Diluted income (loss) from discontinued operations	(1.00)	(0.04)	(1.46)	0.05
Diluted loss	$(1.28)	$(0.13)	$(2.05)	$(0.20)

Weighted average number of common shares:
Basic	19,790	19,671	19,735	19,634
Diluted	19,790	19,671	19,735	19,634

See accompanying notes to condensed consolidated financial statements (unaudited).

INVENTURE FOODS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended
	September 30,	September 24,
	2017	2016
Cash flows from operating activities:
Net loss	$(40,428)	$(3,860)
Net income (loss) from discontinued operations	(28,775)	1,077
Net loss from continuing operations	(11,653)	(4,937)
Adjustments to reconcile net loss from continuing operations to net cash provided by (used in) operating activities:
Depreciation	2,340	2,351
Deferred financing fee amortization	1,360	1,030
Provision for bad debts	(12)	64
Deferred income taxes	583	(2,072)
Stock-based compensation expense	1,297	1,217
Gain on disposition of equipment	5	—
Changes in assets and liabilities:
Accounts receivable	(2,279)	(705)
Inventories	(211)	(1,826)
Other assets and liabilities	(2,095)	2,870
Accounts payable and accrued liabilities	383	(4,872)
Net cash used in operating activities - continuing operations	(10,282)	(6,880)
Net cash provided by operating activities - discontinued operations	12,060	13,193
Net cash provided by operating activities	1,778	6,313
Cash flows from investing activities:
Purchase of property and equipment	(749)	(8,549)
Net cash used in investing activities - continuing operations	(749)	(8,549)
Net cash provided by (used in) investing activities - discontinued operations	59,687	(3,458)
Net cash provided by (used in) investing activities	58,938	(12,007)
Cash flows from financing activities:
Net borrowings on Wells Fargo line of credit	(32,761)	5,680
Payments made on capital lease obligations	(14)	(15)
Borrowings on term loans	5,031	1,097
Repayments made on long term debt	(30,710)	(1,283)
Payment of loan financing fees	(579)	(1,107)
Proceeds from issuance of common stock under equity award plans	—	187
Payment of payroll taxes on stock-based compensation through shares withheld	(300)	(228)
Net cash provided by (used in) financing activities - continuing operations	(59,333)	4,331
Net cash used in financing activities - discontinued operations	—	—
Net cash provided by (used in) financing activities	(59,333)	4,331
Net increase (decrease) in cash and cash equivalents	1,383	(1,363)
Cash and cash equivalents at beginning of year period	776	2,319
Cash and cash equivalents at end of year period	$2,159	$956

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$6,431	$6,090
Cash paid (refunded) during the period for income taxes	$61	$(3,503)

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

On September 22, 2017, the Company sold certain assets, properties and rights related to its frozen fruits, vegetable blends and beverages, and frozen desserts business (the “Frozen Fruit Business”) of the Company and its wholly owned subsidiaries, Rader Farms, Inc. (“Rader”) and Willamette Valley Fruit Company (“Willamette”),  to Oregon Potato Company (“OPC”) pursuant to an Asset Purchase Agreement, dated as of September 8, 2017, by and among the Company, Rader, Willamette, and OPC ( the “OPC Purchase Agreement”).  In accordance with the OPC Purchase Agreement, OPC acquired Rader’s and Willamette’s frozen fruit processing equipment assets, Sin In A Tin frozen desert processing equipment, certain real property and associated facilities located in Lynden, Washington, Bellingham, Washington, Salem, Oregon and Pensacola, Florida, and other intellectual property and inventory (the “Frozen Fruit Asset Sale”).

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

In our healthy/natural food category, products include Boulder Canyon® brand kettle cooked potato chips, other snack and food items, private label healthy/natural snacks and, prior to September 22, 2017, all of the products included in the Frozen Fruit Asset Sale.

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

Prior to the Frozen Fruit Asset Sale, we operated in two segments: frozen products and snack products.  In September 2017, the Company completed the Frozen Fruit Asset Sale, which consisted of the sale of our remaining operations of the frozen products segment. All products sold under our frozen products segment were considered part of the healthy/natural food category.   The frozen products segment included frozen fruits, fruit and vegetable blends, beverages, side dishes and desserts for sale primarily to grocery stores, club stores and mass merchandisers.  The snack products segment includes potato chips, kettle chips, potato crisps, potato skins, pellet snacks, sheeted dough products, popcorn and extruded products for sale primarily to snack food distributors and retailers. The products sold under our snack products segment include products considered part of the indulgent specialty snack food category, as well as products considered part of the healthy/natural food category.

On September 22, 2017, we entered into a License and Distribution Agreement with OPC (the “OPC License Agreement”), pursuant to which the Company granted OPC an exclusive, revocable license to use certain Boulder Canyon Authentic Foods trademarks in connection with the manufacture, distribution, sale, advertising and promotion of conventional and organic frozen riced vegetable products and bowls consisting of fruit, vegetables and grains in agreed upon distribution channels, as set forth in the OPC License Agreement.  The OPC License Agreement has a term of three years and requires OPC to pay the Company a royalty of 3% of OPC’s Gross Sales (as defined in the OPC License Agreement) during the term of such agreement.

Following the Frozen Fruit Asset Sale, we operate manufacturing facilities in three locations.  Our snack products are manufactured at our Phoenix, Arizona and Bluffton, Indiana facilities, as well as select third-party facilities for certain products.

Our fiscal year ends on the last Saturday occurring in the month of December of each calendar year.  Accordingly, the third quarter of fiscal 2017 commenced July 2, 2017 and ended September 30, 2017.

Strategic and Financial Review Process

In July 2016, we announced that our Board of Directors (“Board”) had commenced a strategic and financial review of the Company with the objective to increase shareholder value.  We engaged Rothschild Inc. to serve as our financial advisor and assist us in this process.

On March 23, 2017, the Company sold certain  assets, properties and rights (the “Fresh Frozen Foods Business”) of our wholly owned subsidiary, Fresh Frozen Foods, Inc. (“Fresh Frozen Foods”), to The Pictsweet Company (“Pictsweet”) pursuant to an Asset Purchase Agreement, dated as of such date, among the Company, Fresh Frozen Foods and Pictsweet (the “Pictsweet Purchase Agreement”).  In accordance with the Pictsweet Purchase Agreement, Pictsweet acquired Fresh Frozen Foods’ frozen food processing equipment assets, certain real property and associated facilities located in Jefferson, Georgia and Thomasville, Georgia, and other intellectual property and inventory (the “Fresh Frozen Asset Sale”).  As consideration for the acquisition, Pictsweet paid the Company $23.7 million in cash.  The net proceeds from the Fresh Frozen Asset Sale were $19.5 million, after payment of professional fees and other transaction expenses, and were used to pay down amounts outstanding under the Credit Facilities (defined below).

On September 22, 2017, the Company sold the Frozen Fruit Business of the Company and its wholly owned subsidiaries, Rader and Willamette, to OPC pursuant to the OPC Purchase Agreement.  In accordance with the OPC Purchase Agreement, OPC acquired Rader’s and Willamette’s frozen fruit processing equipment assets, Sin In A Tin frozen desert processing equipment, certain real property and associated facilities located in Lynden, Washington, Bellingham, Washington, Salem, Oregon and Pensacola, Florida, and other intellectual property and inventory.  As consideration for the acquisition, OPC paid the Company $50.0 million in cash.  The net proceeds from the Frozen Fruit Asset Sale were $38.9 million, after payment of professional fees and transaction and other expenses, and were used to repay in full the indebtedness under the ABL Credit Facility (defined below) and to pay down indebtedness under the Term Loan Credit Facility (defined below), as required under such Credit Facilities.  On September 22, 2017, $2.0 million of the net proceeds were held in escrow to be released upon final determination of the working capital adjustment.

On October 25, 2017, the Company entered into an Agreement and Plan of Merger (the “Utz Merger Agreement”) with Utz Quality Foods, LLC, a Delaware limited liability company (“Utz”), and Heron Sub, Inc., a Delaware corporation and wholly-owned subsidiary of Parent (“Merger Sub”).  Pursuant to the Utz Merger Agreement, and upon the terms and subject to the conditions described therein, Merger Sub will (and Utz will cause Merger Sub to) commence a tender offer (the “Offer”) to purchase any and all of the Company’s outstanding shares of common stock, par value $0.01 per share, at a price per share of $4.00, net to the seller in cash, without interest and subject to any required withholding of taxes.  Following the consummation of the Offer, subject to the satisfaction or waiver of certain customary conditions set forth in the Utz Merger Agreement, Merger Sub will merge with and into the Company, with the Company surviving as a wholly-owned subsidiary of Utz (the “Utz Merger”).

Since entering into the Utz Merger Agreement on October 25, 2017, we have ceased our efforts to explore other strategic alternatives. There can be no assurance that we will be able consummate the Utz Merger or the transactions contemplated by the Utz Merger Agreement in time to address our financial covenant requirements and going concern qualification, or at all, or if we do complete the Utz Merger or another strategic transaction it will be on commercially reasonable terms.

In determining to proceed with entering into the Utz Merger Agreement, the Company’s board of directors considered a number of factors, including the following:

•

The Company has incurred recurring losses from operations in each of the quarterly periods since its voluntary product recall in April 2015 and its dependence on additional financing to fund its ongoing operations;

•

The Company is currently operating under a limited waiver of certain covenants required by the lenders under its Term Loan Credit Facility, which waiver expires on January 15, 2018.  This waiver was granted by such lenders concurrently with the Company’s execution of the Utz Merger Agreement.  The prior waiver was due to expire on October 31, 2017;

•

The Company has previously required six amendments and waivers to the Term Loan Credit Facility in consecutive periods dating back to March 2016, which were necessitated by the Company’s failure (or anticipated failure) to meet certain financial covenants (the “Prior Waivers”), and absent the Prior Waivers or amendments, the Company would have been in default under the BSP Credit Facility and would not have had sufficient liquidity to operate its business; and

•

The fact that the Company has, despite thorough and extensive efforts, been unsuccessful in obtaining additional funding from private or public financing sources (including both debt and equity), and its limited financial resources greatly reduce its ability to continue operations and invest in its sales, research and development and other aspects of the Company’s business as needed.

Going Concern Uncertainty

We have incurred losses from operations in each of the quarterly periods since our voluntary product recall in April 2015 of certain varieties of the Company’s Fresh FrozenTM brand of frozen vegetables, as well as select varieties of our Jamba® “At Home” line of smoothie kits.  This fact, together with the projected near term outlook for our business and our inability to complete a strategic transaction (other than the Fresh Frozen Asset Sale and the Frozen Fruit Asset Sale) by the end of our fiscal year 2016 or that a transaction was imminent, raised substantial doubt about our ability to continue as a going concern as of the end of our 2016 fiscal year.  We reported this going concern conclusion in our 2016 Form 10-K filed with the SEC on March 31, 2017, together with the following specific conditions considered by management at such time in reaching such conclusion:

•

Our five-year, $85.0 million term loan credit agreement with BSP Agency, LLC (“BSP”), as administrative agent, and the other lenders party thereto (the “BSP Lenders”) (with all related loan documents, and as amended from time to time, the “Term Loan Credit Facility”) required us to, among other things, comply with Total Leverage Ratio and Fixed Charge Coverage Ratio (each as defined in the Term Loan Credit Facility) covenants by the end of the second quarter of fiscal 2017 and a minimum EBITDA target covenant (the “EBITDA Covenant”) by the month ended April 30, 2017, which target we did not meet (the “EBITDA Covenant Default”).  As discussed below, we received temporary waivers of such default.  The Total Leverage Ratio, measured at the end of our second fiscal quarter in 2017 was required to be 4.25:1, and the Fixed Charge Coverage Ratio, measured at the end of our second fiscal quarter in 2017 for the four quarterly periods then ended, was required to be 1.1:1.  We previously reported that absent the completion of a strategic transaction yielding sufficient cash proceeds (in addition to the proceeds received from the Fresh Frozen Asset Sale in March 2017 and the Frozen Fruit Asset Sale in September 2017) to pay down debt, waivers or amendments by our lenders, or a refinancing of our debt, we would not be able to comply with these covenants when required to do so.  And we reported that the failure to meet these covenants would result in a default under such credit facility and, to the extent the applicable lenders so elected, an acceleration of the Company’s existing indebtedness, causing such debt of approximately $63.7 million at September 30, 2017 (including $2.3 million of other equipment financing indebtedness that includes cross-default provisions) to be immediately due and payable.  At such time the Company did not have, and does not currently have, sufficient liquidity to repay all of its outstanding debt in full if such debt were accelerated.

•

Prior to the pay-off of our ABL Credit Facility (defined below) on September 22, 2017 with the proceeds from the Frozen Fruit Asset Sale, our five-year, $50.0 million revolving credit agreement with Wells Fargo Bank, National Association (“Wells Fargo”), as administrative agent, and the other lenders party thereto (the “Wells Fargo Lenders”) (with all related loan documents, and as amended from time to time, the “ABL Credit Facility” and, together with the Term Loan Credit Facility, the “Credit Facilities”), required us to, among other things, comply with a Fixed Charge Coverage Ratio (as defined in the ABL Credit Facility) if our liquidity as of the date of any determination was less than the greater of (i) 12.5% of the Maximum Revolver Amount and (ii) $6.125 million, subject to certain conditions.
•

The Term Loan Credit Facility also required (and the previous ABL Credit Facility required) us to furnish our audited financial statements without a “going concern” uncertainty paragraph in the auditor’s opinion.  Our consolidated financial statements for the fiscal year ended December 31, 2016 in our 2016 Form 10-K contained a “going concern” explanatory paragraph.  Under the Credit Facilities, a going concern opinion with respect to our audited financial statements was (and is) an event of default (the “Going Concern Covenant Default”).  As of the date our 2016 Form 10-K was filed with the SEC, we had obtained temporary waivers of the Going Concern Covenant Default until May 15, 2017.

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

•

On May 15, 2017, we entered into a First Amendment to Credit Agreement and Limited Waiver, effective as of May 12, 2017, with Wells Fargo and the Wells Fargo Lenders (the “ABL First Amendment”). Under the terms of the ABL First Amendment, the Wells Fargo Lenders granted the Company a further extension of the temporary waiver of the Going Concern Covenant Default from May 15, 2017 to July 17, 2017.  In addition, the terms of the ABL First Amendment provided for, among other things, (i) an increase in the Company’s Applicable Margin for Base Rate and Libor Rate Loans (as such terms are defined in the ABL Credit Facility) effective May 1, 2017 by 100 basis points, (ii) additional financial and collateral reporting obligations and projection requirements, (iii) the immediate right of the Agent (as defined in the ABL Credit Agreement) or the Wells Fargo Lenders to exercise all rights and remedies under the ABL Credit Facility (in lieu of waiting until the earlier of ten business days after the date on which financial statements are required to be delivered for an applicable fiscal month), and (iv) the elimination of the right to issue curative equity.

•

On July 17, 2017, we entered into a letter agreement with BSP and the BSP Lenders (the “BSP Letter Agreement”), pursuant to which the BSP Lenders granted the Company (i) a further extension of the temporary waiver of the Going Concern Covenant Default from July 17, 2017 to July 24, 2017, and (ii) a temporary waiver of the financial covenants the Company was required to comply with under the Term Loan Credit Facility (the “Term Loan Financial Covenant Default”) until July 24, 2017.

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

•

On July 20, 2017, we entered into a Limited Waiver and Fourth Amendment to Credit Agreement with BSP and the BSP Lenders (the “Term Loan Fourth Amendment”).  Under the terms of the Term Loan Fourth Amendment, the BSP Lenders agreed to (i) a further extension of the temporary waiver of the Going Concern Covenant Default from July 24, 2017 to August 31, 2017, and (ii) a temporary waiver of the Term Loan Financial Covenant Default until August 31, 2017.  In addition, the BSP Lenders agreed to provide $5.0 million of additional financing to the Company in the form of a term loan, payable in equal monthly installments of $12,500 commencing on September 30, 2017, with the balance due and payable on November 17, 2020, which is the maturity date of the Term Loan Credit Facility.  The net proceeds of this new $5.0 million loan were used for working capital purposes, subject to certain restrictions in the Term Loan Credit Facility, and is subject to the terms and conditions of the Term Loan Credit Facility.

•

On July 20, 2017, we also entered into a Third Amendment to Credit Agreement (the “ABL Third Amendment”) with Wells Fargo and the Wells Fargo Lenders, pursuant to which the Wells Fargo Lenders granted the Company a further extension of the temporary waiver of the Going Concern Covenant Default from July 24, 2017 to August 31, 2017.

•

On August 31, 2017, we entered into a Limited Waiver and Fifth Amendment to Credit Agreement with BSP, which further amended the Term Loan Credit Facility (the “Term Loan Fifth Amendment”).  Under the terms of the Term Loan Fifth Amendment the BSP Lenders agreed to (i) a further extension of the temporary waiver of the Going Concern Covenant Default from August 31, 2017 to September 30, 2017, and (ii) a temporary waiver of the Term Loan Financial Covenant Default until September 30, 2017.

•

On August 31, 2017, we also entered into a Fourth Amendment to Credit Agreement (the “ABL Fourth Amendment”) with Wells Fargo and the Wells Fargo Lenders, pursuant to which the Wells Fargo Lenders granted the Company a further extension of the temporary waiver of the Going Concern Covenant Default from August 31, 2017 to September 30, 2017.

•	On September 22, 2017, the net proceeds from Frozen Fruit Asset Sale were used to repay in full the indebtedness under the ABL Credit Facility, as required under such facility.

•

On September 29, 2017, we entered into a Limited Waiver and Sixth Amendment to Credit Agreement with which further amended the Term Loan Credit Facility (the “Term Loan Sixth Amendment”).  Under the terms of the Term Loan Sixth Amendment, the BSP Lenders agreed to (i) a further extension of the temporary waiver of the Going Concern Covenant Default from September 30, 2017 to October 31, 2017, (ii) a temporary waiver of the Term Loan Financial Covenant Default until October 31, 2017, and (iii) amend certain other provisions of the Term Loan Credit Facility.

•

On October 25, 2017, we entered into a Limited Waiver, Consent and Seventh Amendment to Credit Agreement with BSP, which further amended the Term Loan Credit Facility (the “Term Loan Seventh Amendment”).  Under the terms of the Term Loan Seventh Amendment, the BSP Lenders (i) agreed to a further extension of the temporary waiver of the Going Concern Covenant Default from October 31, 2017 to the Waiver Deadline (as defined below),  (ii) agreed to a temporary waiver of the Term Loan Financial Covenant Default until the Waiver Deadline, (iii) agreed to amend certain other provisions of the Term Loan Credit Facility, and (iv) consented to the Company’s entering into the Utz Merger Agreement and consummation of the Offer and the Utz Merger, provided that the net proceeds are applied to prepay in full the loans and all other amounts due under the Term Loan Credit Facility.  The Waiver Deadline is the earliest to occur of January 15, 2018, the occurrence of an event of default under the Term Loan Credit Facility and the termination of the Utz Merger Agreement.  In addition, the BSP Lenders agreed to provide the Company $5 million of additional financing in the form of a term loan, payable in equal monthly installments of $12,500, commencing on December 30, 2017, with the balance due and payable on December 29, 2020. The net proceeds of this new $5 million loan will be used for paying interest on outstanding indebtedness under the Term Loan Credit Facility and payment of trade payables in the ordinary course of business, subject to certain restrictions in the Term Loan Credit Facility.

Since we entered into the Utz Merger Agreement on October 25, 2017, we have ceased our efforts to explore other strategic alternatives.  There can be no assurance that we will be able consummate the Utz Merger or the transactions contemplated by the Utz Merger Agreement in time to address our financial covenant requirements and going concern qualification, or at all, or if we do complete the Utz Merger or another strategic transaction it will be on commercially reasonable terms.  As a result, our liquidity and ability to timely pay our obligations when due could be adversely affected.

The accompanying condensed consolidated financial statements are prepared on a going concern basis and do not include any adjustments that might result from uncertainty about our ability to continue as a going concern, other than the reclassification of certain long-term debt and the related debt issuance costs to current liabilities and current assets, respectively.

Our lenders may resist renegotiation or lengthening of payment and other terms through legal action or otherwise if we are unsuccessful in our efforts to complete a strategic transaction.  If we are not able to timely, successfully or efficiently implement the strategies that we are pursuing, we may need to seek voluntary protection under Chapter 11 of the U.S. Bankruptcy Code.

Basis of Presentation

The condensed consolidated financial statements for the fiscal quarter ended September 30, 2017 are unaudited and include the accounts of Inventure Foods and all of its wholly owned subsidiaries. All significant intercompany amounts and transactions have been eliminated. The condensed consolidated financial statements, including the December 31, 2016 consolidated balance sheet data which was derived from audited financial statements, have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”).  In the opinion of management, the condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary in order to make the condensed consolidated financial statements not misleading. A description of our accounting policies and other financial information is included in the audited financial statements filed with our 2016 Form 10-K. The results of operations for the fiscal quarter ended September 30, 2017 are not necessarily indicative of the results expected for the full year.

Discontinued Operations

On March 23, 2017, the Company sold its Fresh Frozen Foods Business to Pictsweet pursuant to the Pictsweet Purchase Agreement.  In accordance with the Pictsweet Purchase Agreement, Pictsweet acquired Fresh Frozen Foods’ frozen food processing equipment assets, certain real property and associated facilities located in Jefferson, Georgia and Thomasville, Georgia, and other intellectual property and inventory.  As consideration for this acquisition, Pictsweet paid the Company $23.7 million in cash.  The net proceeds from the Fresh Frozen Asset Sale were $19.5 million, after payment of professional fees and other transaction expenses, which were used to pay down amounts outstanding under the Credit Facilities.  The results of operations for the Fresh Frozen Foods Business have been classified as discontinued operations for all periods presented.  The assets and liabilities that were included in the Fresh Frozen Asset Sale have been presented as held for sale as of December 31, 2016.  As required by the terms of the Pictsweet Purchase Agreement, we have changed the name of our Fresh Frozen Foods subsidiary from Fresh Frozen Foods, Inc. to Inventure – GA, Inc.

On September 22, 2017, the Company sold its Frozen Fruit Business to OPC pursuant the OPC Purchase Agreement.  In accordance with the OPC Purchase Agreement, OPC acquired Rader’s and Willamette’s frozen fruit processing equipment assets, Sin In A Tin frozen desert processing equipment, certain real property and associated facilities located in Lynden, Washington, Bellingham, Washington, Salem, Oregon and Pensacola, Florida, and other intellectual property and inventory.  As consideration for the acquisition, OPC paid the Company $50.0 million in cash.  The net proceeds from the Frozen Fruit Asset Sale were $38.9 million, after payment of professional fees and transaction and other expenses, which were used to repay in full the indebtedness under the ABL Credit Facility and to pay down indebtedness under the Term Loan Credit Facility, as required under such Credit Facilities.  Also on September 22, 2017, $2.0 million of the net proceeds were placed in escrow to be released upon final determination of the working capital adjustment required under the OPC Purchase Agreement.  The results of operations for the Frozen Fruit Business have been classified as discontinued operations for all periods presented.  The assets and liabilities that were included in the Frozen Fruit Asset Sale have been presented as held for sale as of December 31, 2016.  As required by the terms of the OPC Purchase Agreement, we have changed the names of our Rader subsidiary to Inventure – WA, Inc. and our Willamette subsidiary to Inventure – OR, Inc.

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

At September 30, 2017 and December 31, 2016, the carrying value of cash, accounts receivable, accounts payable and accrued liabilities approximate fair values since they are short term in nature.  The carrying value of the term debt approximates fair value based on the borrowing rates currently available to us for long-term borrowings with similar terms.  The following table summarizes the valuation of our assets and liabilities measured at fair value on a recurring basis  at the respective dates set forth below (in thousands):

		September 30, 2017		December 31, 2016
		Non-qualified		Non-qualified
		Deferred	Earn-out	Deferred	Earn-out
		Compensation	Contingent	Compensation	Contingent
		Plan	Consideration	Plan	Consideration
Balance Sheet Classification		Investments	Obligation	Investments	Obligation
Other assets	Level 1	$742	$—	$650	$—
Current liabilities held of sale	Level 3	—	—	—	(270)
Noncurrent liabilities held of sale	Level 3	—	—	—	(1,521)
		$742	$—	$650	$(1,791)

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

The earn-out consideration obligations relate to the acquisitions of Sin In A TinTM in September 2014 and Willamette in May 2013 and were assumed by OPC as part of the Frozen Fruit Asset Sale in September 2017.  Prior to the Frozen Fruit Asset Sale, the fair value measurement of the earn-out contingent consideration obligations were included in accrued liabilities and other long-term liabilities in the consolidated balance sheets.  The fair value measurement is based upon significant inputs not observable in the market.  Changes in the value of the obligation are recorded as income or expense in our consolidated statements of operations.  To determine the fair value, we valued the contingent consideration liability based on the expected probability weighted earn-out payments corresponding to the performance thresholds agreed to under the applicable purchase agreements.  The expected earn-out payments were then present valued by applying a discount rate that captures a market participants view of the risk associated with the expected earn-out payments.

A summary of the activity of the fair value of the measurements using unobservable inputs (Level 3 liabilities) for the nine months ended September 30, 2017 is as follows (in thousands):

Level 3
Balance at December 31, 2016	$1,791
Earn-out compensation paid to Willamette	(230)
Earn-out compensation paid to Sin In A Tin	(9)
Contingent consideration assumed by OPC in Frozen Fruit Asset Sale	(1,552)
Balance at September 30, 2017	$—

Income Taxes

Income tax expense was $10,000  for the fiscal quarter ended September 30, 2017, compared to a tax benefit of $1.3 million for the fiscal quarter ended September 24, 2016.  Our effective tax rate was (0.2)% and 42.9% for the fiscal quarters ended September 30, 2017 and September 24, 2016, respectively.

Income tax expense was $31,000 for the nine months ended September 30, 2017, compared to a tax benefit of $2.8 million for the nine months ended September 24, 2016.  Our effective tax rate was (0.3)% and 36.0% for the nine months ended September 30, 2017 and September 24, 2016, respectively.

Income tax expense for the fiscal quarter and nine months ended September 30, 2017 was impacted by the full valuation allowance which was initially recorded in the fourth quarter of 2016.  Therefore, income tax expenses was a result of certain state minimum taxes and deferred tax liabilities not subject to the valuation allowance.

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

For the fiscal quarter and nine months ended September 30, 2017, diluted loss per share is the same as basic loss per share, as the inclusion of potentially issuable Common Stock would be antidilutive. During the fiscal quarter and nine months ended September 30, 2017, 0.6 million shares of Common Stock underlying stock options and restricted stock units were not included in the computation of diluted earnings (loss) per share because inclusion of such shares would be antidilutive.  For the fiscal quarter and nine months ended September 24, 2016, 0.5 million shares of Common Stock underlying stock options and restricted stock units were not included in the computation of diluted earnings (loss) per share because inclusion of such shares would be antidilutive.  Exercises of outstanding stock options are assumed to occur for purposes of calculating diluted earnings per share for periods in which their effect would not be antidilutive.

Loss per common share was computed as follows for the fiscal quarters and nine months ended September 30, 2017 and September 24, 2016 (in thousands, except per share data):

	Quarter Ended		Nine Months Ended
	September 30,	September 24,	September 30,	September 24,
	2017	2016	2017	2016
Basic Earnings (Loss) Per Share:
Net loss from continuing operations	$(5,472)	$(1,731)	$(11,653)	$(4,937)
Net income (loss) from discontinued operations	(19,900)	(833)	(28,775)	1,077
Net loss	$(25,372)	$(2,564)	$(40,428)	$(3,860)
Weighted average number of common shares	19,790	19,671	19,735	19,634
Loss per common share	$(1.28)	$(0.13)	$(2.05)	$(0.20)

Diluted Earnings (Loss) Per Share:
Net loss from continuing operations	$(5,472)	$(1,731)	$(11,653)	$(4,937)
Net income (loss) from discontinued operations	(19,900)	(833)	(28,775)	1,077
Net loss	$(25,372)	$(2,564)	$(40,428)	$(3,860)
Weighted average number of common shares	19,790	19,671	19,735	19,634
Incremental shares from assumed conversions of stock options and non-vested shares of restricted stock	—	—	—	—
Adjusted weighted average number of common shares	19,790	19,671	19,735	19,634
Loss per common share	$(1.28)	$(0.13)	$(2.05)	$(0.20)

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

In May 2014, the FASB issued new guidance related to revenue recognition.  This new standard will replace all current GAAP guidance on this topic and eliminate all industry-specific guidance.  The new revenue recognition standard provides a unified model to determine when and how revenue is recognized.  The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services.  This guidance will be effective at the beginning of our 2018 fiscal year and can be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption.  As of September 30, 2017, we have not evaluated the impact of this new accounting standard on our financial statements.

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

In February 2016, the FASB issued new guidance related to accounting for leases. The new standard requires the recognition of assets and liabilities arising from lease transactions on the balance sheet and the disclosure of key information about leasing arrangements. Accordingly, a lessee will recognize a lease asset for its right to use the underlying asset and a lease liability for the corresponding lease obligation. Both the asset and liability will initially be measured at the present value of the future minimum lease payments over the lease term. Subsequent measurement, including the presentation of expenses and cash flows, will depend on the classification of the lease as either a finance or an operating lease. The new standard is effective for fiscal years beginning after December 15, 2018, and interim periods within those years. Early adoption is permitted.  As of September 30, 2017, we have not evaluated the impact of this new accounting standard on our financial statements.

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

2.Discontinued Operations

On March 23, 2017, the Company sold its Fresh Frozen Foods Business, to Pictsweet pursuant to the Pictsweet Purchase Agreement.  In accordance with the Pictsweet Purchase Agreement, Pictsweet acquired Fresh Frozen Foods’ frozen food processing equipment assets, certain real property and associated facilities located in Jefferson, Georgia and Thomasville, Georgia, and other intellectual property and inventory.  As consideration for the acquisition, Pictsweet paid the Company $23.7 million in cash. The Fresh Frozen Foods Business was part of the Company’s frozen products segment.  The net proceeds from the Fresh Frozen Asset Sale were $19.5 million, after payment of professional fees and other transaction expenses, which were used to pay down amounts outstanding under the Credit Facilities.  As of December 31, 2016, total assets and total liabilities related to the Fresh Frozen Foods Business were $32.2 million and $2 million, respectively.  The activity included in discontinued operations in the fiscal quarter ended September 30, 2017, related to the changes in estimated accruals that were settled during the period. The results of operations for the Fresh Frozen Foods Business have been classified as discontinued operations for all periods presented.  The assets and liabilities that were included in Fresh Frozen Asset Sale have been presented as held for sale as of December 31, 2016.

The summary comparative financial results of the Fresh Frozen Foods Business, included within discontinued operations, were as follows (in thousands):

	Quarter Ended		Nine Months Ended
	September 30, 2017	September 24, 2016	September 30, 2017	September 24, 2016
Net revenues	$—	$10,388	$8,734	$34,529
Cost of revenues	5	9,051	8,606	33,091
Gross profit	(5)	1,337	128	1,438
Operating expenses:
Selling, general and administrative expenses	-	890	668	2,730
Operating income (loss)	(5)	447	(540)	(1,292)
Loss on sale of Fresh Frozen Foods	174	—	10,257	—
Interest expense, net	—	354	331	1,062
Income (loss) before income taxes	(179)	93	(11,128)	(2,354)
Income tax expense (benefit)	—	226	1,909	(786)
Net loss from discontinued operations	$(179)	$(133)	$(13,037)	$(1,568)

On September 22, 2017, the Company sold its Frozen Fruit Business to OPC pursuant the OPC Purchase Agreement.  In accordance with the OPC Purchase Agreement, OPC acquired Rader’s and Willamette’s frozen fruit processing equipment assets, Sin In A Tin frozen desert processing equipment, certain real property and associated facilities located in Lynden, Washington, Bellingham, Washington, Salem, Oregon and Pensacola, Florida, and other intellectual property and inventory.  As consideration for the acquisition, OPC paid the Company $50.0 million in cash.  The net proceeds from the Frozen Fruit Asset Sale were $38.9 million, after payment of professional fees and transaction and other expenses, and were used to repay in full the indebtedness under the ABL Credit Facility and to pay down indebtedness under the Term Loan Credit Facility, as required under such Credit Facilities.  Also on the September 22, 2017, $2.0 million of the net proceeds were placed in escrow to be released upon final determination of the working capital adjustment required under the OPC Purchase Agreement.  The results of operations for the Frozen Fruit Business have been classified as discontinued operations for all periods presented.  The assets and liabilities that were included in Frozen Fruit Asset Sale have been presented as held for sale as of December 31, 2016.

The summary comparative financial results of the Frozen Fruit Business, included within discontinued operations, were as follows (in thousands):

	Quarter Ended		Nine Months Ended
	September 30, 2017	September 24, 2016	September 30, 2017	September 24, 2016
Net revenues	$20,228	$27,554	$64,383	$90,162
Cost of revenues	17,154	26,021	52,961	79,561
Gross profit	3,074	1,533	11,422	10,601
Operating expenses:
Selling, general and administrative expenses	1,115	1,592	3,983	4,383
Operating income (loss)	1,959	(59)	7,439	6,218
Loss on sale of Frozen Fruit Business	22,460	—	22,460	—
Interest expense, net	641	658	2,046	1,992
Income (loss) before income taxes	(21,142)	(717)	(17,067)	4,226
Income tax expense (benefit)	(1,421)	(17)	(1,329)	1,581
Net income (loss) from discontinued operations	$(19,721)	$(700)	$(15,738)	$2,645

The summary of the assets and liabilities of both the Fresh Frozen Foods Business and the Frozen Fruit Business that were included as assets and liabilities held for sale as of December 31. 2016, were as follows (in thousands):

December 31,
2016

Current assets:
Accounts receivable, net of allowance for doubtful accounts	$7,394
Inventories	58,791
Other current assets	636
Total current assets held for sale	$66,821

Property and equipment, net of accumulated depreciation	31,117
Goodwill	8,999
Trademarks and other intangibles, net	6,347
Other assets	469
Total noncurrent assets held for sale	$46,932

Current liabilities:
Accounts payable	$10,737
Accrued liabilities	3,342
Line of credit	—
Current portion of term debt	2,497
Total current liabilities held for sale	$16,576

Other liabilities	1,521
Total noncurrent liabilities held of sale	$1,521

3.Inventories

Inventories consisted of the following as of September 30, 2017 and December 31, 2016 (in thousands):

	September 30,	December 31,
	2017	2016
Finished goods	$4,685	$4,345
Raw materials	8,923	9,053
Inventories	$13,608	$13,398

4.Goodwill and Trademarks

Goodwill and trademarks, consisted of the following as of September 30, 2017 and December 31, 2016 (in thousands):

	September 30,	December 31,
	2017	2016
Goodwill:
Goodwill - Inventure Foods	$5,986	$5,986

Trademarks:
Trademarks - Inventure Foods	$896	$896

 The trademarks are deemed to have an indefinite useful life because they are expected to generate cash flows indefinitely.  Goodwill and trademarks are reviewed for impairment annually in the fourth fiscal quarter, or more frequently if impairment indicators arise. We believe the carrying values of our goodwill and trademarks are not impaired as of September 30, 2017.

5.Accrued Liabilities

Accrued liabilities consisted of the following as of September 30, 2017 and December 31, 2016 (in thousands):

	September 30,	December 31,
	2017	2016
Accrued payroll and payroll taxes	$1,542	$1,460
Accrued royalties and commissions	608	1,401
Accrued advertising and promotion	527	1,305
Accrued other	1,919	2,024
Accrued liabilities	$4,596	$6,190

6.Term Debt and Line of Credit

ABL Credit Facility

On November 18, 2015, the Company entered into the ABL Credit Facility. The ABL Credit Facility provided for a five-year, $50.0 million senior secured revolving credit facility.  Borrowings under the ABL Credit Facility incurred interest, at the Company’s option, at a base rate or the London interbank offered rate (“LIBOR”) plus, in each case, an applicable margin.  The ABL Credit Facility was scheduled to mature on November 17, 2020.

Events of default under the ABL Credit Facility included customary events such as a cross-default provision with respect to other material debt.  The ABL Credit Facility required us to, among other things, comply with a Fixed Charge Coverage Ratio (as defined in the ABL Credit Facility) if our liquidity as of the date of any determination is less than the greater of (i) 12.5% of the Maximum Revolver Amount and (ii) $6.125 million, subject to certain conditions.

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

On August 31, 2017, we entered into the ABL Fourth Amendment with Wells Fargo and the Wells Fargo Lenders. Under the terms of the ABL Fourth Amendment, the Wells Fargo Lenders granted the Company a further extension of the temporary waiver of the Going Concern Covenant Default from August 31, 2017 to September 30, 2017.

On September 22, 2017, in connection with the Frozen Fruit Asset Sale, the Company repaid in full the indebtedness under the ABL Credit Facility, as required under such facility.  As such, the ABL Credit Facility has been extinguished.

Term debt consisted of the following as of September 30, 2017 and December 31, 2016 (in thousands):

	September 30,	December 31,
	2017	2016
Term loan credit facility through November 2020	$61,395	$84,150
Equipment term loan, Goodyear, Arizona, due monthly through April 2021	2,308	2,759
Capital lease obligations, primarily due May 2022	12	21
Long-term debt	63,715	86,930
Less: deferred financing fees, net	(3,107)	(7,047)
Less: current portion of long-term debt	(60,608)	(79,883)
Long-term debt, less current portion	$—	$—

Term Loan Credit Facility

On November 18, 2015 and concurrent with the execution of the ABL Credit Facility, the Company entered into the Term Loan Credit Facility.  The Term Loan Credit Facility provided for a $85.0 million senior secured term loan that matures on November 17, 2020  The Term Loan Credit Facility also provided that, under certain conditions, we may increase the aggregate principal amount of term loans outstanding thereunder by up to $25.0 million.  Borrowings under the Term Loan Credit Facility bear interest, at the Company’s option, at a base rate or LIBOR plus, in each case, an applicable margin.

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

We did not meet the EBITDA Covenant (the “EBITDA Covenant Default”) for the month ended April 30, 2017.  On May 10, 2017, the Company entered into the Term Loan Third Amendment, pursuant to which the lenders granted the Company (i) an extension of the temporary waiver of the Going Concern Covenant Default from May 15, 2017 to July 17, 2017, and (ii) a temporary waiver of the EBITDA Covenant Default, until July 17, 2017.  The Term Loan Third Amendment also required that the Company comply with the EBITDA Covenant commencing with the fiscal month ending June 30, 2017, measured over the 12-months then ended, and increased the Company’s prepayment fees in the event of a payment or prepayment of principal under the Term Loan Credit Facility (excluding regularly scheduled principal payments).

On July 17, 2017, the Company entered into the BSP Letter Agreement, pursuant to which the BSP Lenders granted the Company (i) a further extension of the temporary waiver of the Going Concern Covenant Default from July 17, 2017 to July 24, 2017, and (ii) a temporary waiver of the Term Loan Financial Covenant Default until July 24, 2017.

On July 20, 2017, the Company entered into the Term Loan Fourth Amendment, pursuant to which the BSP Lenders agreed to (i) a further extension of the temporary waiver of the Going Concern Covenant Default from July 24, 2017 to August 31, 2017, and (ii) a temporary waiver of the Term Loan Financial Covenant Default until August 31, 2017.  In addition, the BSP Lenders agreed to provide $5.0 million of additional financing to the Company in the form of a term loan, payable in equal monthly installments of $12,500 commencing on September 30, 2017, with the balance due and payable on November 17, 2020, which is the maturity date of the Term Loan Credit Facility.  The net proceeds of the $5.0 million loan were used for working capital purposes, subject to certain restrictions in the Term Loan Credit Facility, and is subject to the terms and conditions of the Term Loan Credit Facility.

On August 31, 2017, the Company entered into the Term Loan Fifth Amendment, pursuant to which the BSP Lenders agreed to (i) a further extension of the temporary waiver of the Going Concern Covenant Default from August 31, 2017 to September 30, 2017, and (ii) a temporary waiver of the Term Loan Financial Covenant Default until September 30, 2017.

On September 29, 2017, the Company entered into Term Loan Sixth Amendment, pursuant to which the BSP Lenders agreed to (i) a further extension of the temporary waiver of the Going Concern Covenant Default from September 30, 2017 to October 31, 2017, (ii) a temporary waiver of the Term Loan Financial Covenant Default until October 31, 2017, and (iii) amend certain other provisions of the Term loan Credit Facility.

On October 25, 2017, the Company entered into the Term Loan Seventh Amendment, pursuant to which the BSP Lenders (i) agreed to a further extension of the temporary waiver of the Going Concern Covenant Default from October 31, 2017 to the Waiver Deadline (as defined below), , (ii) agreed to a temporary waiver of the Term Loan Financial Covenant Default until the Waiver Deadline, (iii) agreed to amend certain other provisions of the Term Loan Credit Facility, and (iv) consented to the Company’s entering into the Utz Merger Agreement and consummation of the Offer and the Utz Merger, provided that the net proceeds are applied to prepay in full the loans and all other amounts due under the Term Loan Credit Facility. The Waiver Deadline is the earliest to occur of January 15, 2018, the occurrence of an event of default under the Term Loan Credit Facility and the termination of the Utz Merger Agreement.  In addition, the BSP Lenders agreed to provide the Company $5 million of additional financing in the form of a term loan, payable in equal monthly installments of $12,500, commencing on December 30, 2017, with the balance due and payable on December 29, 2020. The net proceeds of this new $5 million loan will be used for paying interest on outstanding indebtedness under the Term Loan Credit Facility and payment of trade payables in the ordinary course of business, subject to certain restrictions in the Term Loan Credit Facility,

Absent the Term Loan Seventh Amendment, the Going Concern Covenant Default would have been reinstated, and the Company would have been in default under the Term Loan Credit Facility as of the date this Form 10-Q was filed with the SEC.

Equipment Loans

In August 2015, we entered into an equipment term loan with Banc of America Leasing & Capital LLC for $3.1 million to finance new kettles and related equipment for our Goodyear, Arizona facility.  The equipment term loan accrues interest at a rate of 3.07% and will be repaid over 60 recurring monthly payments commencing May 2016.

In August 2014, we entered into two separate equipment term loans with Banc of America Leasing & Capital LLC. One for $2.6 million to finance equipment to be used at the Company’s Rader Farms facility, and the other for $1.9 million to finance equipment to be used at Willamette.  Both of these equipment term loans accrue interest at a rate of

2.35% and will be repaid over 60 recurring monthly payments commencing September 15, 2014.  In connection with the Frozen Fruit Asset Sale, on September 22, 2017, the Company paid off all the outstanding balance of these two equipment term loans.

Debt Classification

In accordance with FASB Accounting Standard Codification (“ASC”) 470-10-45 on Debt Presentation, all of the Company’s outstanding debt has been reclassified in the accompanying condensed consolidated balance sheet as a current liability as of September 30, 2017 and December 31, 2016.  Absent the Term Loan Sixth Amendment, the Company would not have been in compliance with the Total Leverage Ratio and Fixed Charge Ratio covenants as of September 30, 2017.  Further, absent the Term Loan Seventh Amendment, the Company would not have been in compliance with the financial covenants under the Term Loan Credit Facility as of the date this Form 10-Q was filed with the SEC.  Unless we engage in a strategic transaction that enables us to pay down or refinance our debt, or we secure a waiver from our lenders or a further loan amendment to the Term Loan Credit Facility, we will not be in compliance with our financial covenants as of the Waiver Deadline (as required by the Term Loan Seventh Amendment).  As previously announced, the Company commenced a comprehensive strategic and financial review of the Company’s operations and engaged Rothschild Inc. to serve as its financial advisor to assist the Company in this process, including the pursuit of value-enhancing initiatives including, a sale of the Company, a sale of assets of the Company or other strategic business combination, or other capital structure optimization opportunities. Entry into the Utz Merger Agreement on October 25, 2017 is the result of this over 14 month long comprehensive strategic and financial review.  There can be no assurances that the transactions contemplated by the Utz Merger Agreement will be completed, or, if it is completed, that it will be on the terms currently contemplated in such Utz Merger Agreement.  A default under the Term Loan Credit Facility would trigger a default under certain of our equipment lease financing arrangements, as these facilities each contain cross-default provisions. As such, we classified all of our outstanding debt as a current liability.

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

Litigation

On April 4, 2016, a purported class action captioned Westmoreland County Employee Retirement Fund (“Westmoreland”) v. Inventure Foods, Inc. et al., Case No. CV2016-002718, was filed in the Superior Court in Maricopa County, Arizona. Additional defendants are the Company’s Chief Executive Officer and Chief Financial Officer, and the underwriters of the secondary securities offering that closed September 14, 2014 (the “September 2014 Offering”).  The class action complaint, which was amended a second time on March 27, 2017, alleges violations of Sections 11, 12(a)(2) and 15 of the Securities Act and focuses on the conditions at the former frozen food facility in Jefferson, Georgia formerly owned by a subsidiary of the Company.  Westmoreland seeks certification as a class action, unspecified compensatory damages, rescission or a rescissory measure of damages, attorneys’ fees and costs, and other relief deemed appropriate by the court.  The Company, its Chief Executive Officer, its Chief Financial Officer and the September 2014 Offering underwriters have answered and moved to dismiss the second amended complaint. On August 8, 2017, the court granted in part and denied in part the motion to dismiss, which was converted to a motion for judgment on the pleadings.  The parties participated in a mediation on August 24, 2017, and continue to work with the mediator in an effort to explore possible settlement of the dispute.  A second case management conference was held with the court telephonically on October 17, 2017, at which time the Company, its Chief Executive Officer, and its Chief Financial Officer informed the court of their plan, if settlement is not reached, to file a motion to stay the action pending the U.S. Supreme Court’s decision in Cyan, Inc. v. Beaver County Retirement Fund, U.S. Supreme Court No. 15-1439.  This Supreme Court ruling will resolve a split among lower courts as to the appropriate subject matter jurisdiction and removability of cases asserting the Securities Act claims at issue in this lawsuit.  The court ordered defendants to file the motion to stay no later than October 30, 2017.  Plaintiffs’ response is due November 13, 2017, and oral argument will be held on November 17, 2017.  The Company intends to vigorously defend against the claims.

On November 10, 2016, the Center for Environmental Health (“CEH”), represented by Howard Hirsch of Lexington Law Group, filed a lawsuit against the Company under the California Safe Drinking Water and Toxic Enforcement Act (the “Act”).  CEH contends that the Company’s potato-based chip products contain amounts of acrylamide in excess of what is permitted under the Act.  Two customers of the Company, Bristol Farms and Vistar/Performance Food Group, have, demanded indemnity in relation to the litigation.  The Company has answered the complaint and intends to vigorously defend the lawsuit.

On November 14, 2016, Michelle Blair (represented by Matthew Armstrong of Armstrong Law Firm LLC and Stuart Cochran of Cochran Law PLLC) filed a putative class action against the Company in St. Louis City Circuit Court.  Ms. Blair purports to represent a class of consumers who purchased one of nine Boulder Canyon® brand products listing “evaporated cane juice” as an ingredient.  Ms. Blair contends that the use of “evaporated cane juice” was misleading because evaporated cane juice is sugar.  In the complaint, Ms. Blair advances claims for violation of Missouri’s Merchandising Practices Act, Mo. Rev. Stat. § 407.020, et seq. and 15 C.S.R. 60-8.020, et seq., and unjust enrichment.  On February 3, 2017, the Company removed the action to the Eastern District of Missouri. Plaintiff dismissed the removed action without prejudice and refiled a substantially similar complaint in the Southern District of Illinois. The new complaint is brought by Ms. Blair and a new plaintiff, Shannah Burton, and asserts a nationwide putative class, as well as a putative class of Illinois and Missouri purchasers. Ms. Burton alleges claims under the Illinois Consumer Fraud and Deceptive Business Practices Act, 815 Ill. Comp. Stat. Ann. 505/2, et seq. Both plaintiffs also assert claims for unjust enrichment and breach of express warranty. On April 24, 2017, the Company filed a motion to dismiss the complaint. On October 17, 2017, the parties entered into a Confidential Settlement Agreement and Release, pursuant to which the plaintiffs will move to dismiss their complaint with prejudice.

On March 9, 2017, a verified stockholder derivative complaint was filed under seal in the U.S. District Court for the District of Arizona.  The case has since been unsealed and is captioned  Robert Hutton Derivatively on Behalf of Inventure Foods, Inc. v.  Terry McDaniel et al., Case No. 2:17-cv-00727.  The named defendants include certain of the Company’s current and former officers and directors —Terry McDaniel, Steve Weinberger, Timothy A. Cole, Ashton D. Asensio, Macon Bryce Edmonson, Paul J. Lapadat, Harold S. Edwards, David I. Meyers, and Itzhak Reichman.  The lawsuit also names the Company as a nominal defendant.  The complaint focuses on the conditions at the Company’s former frozen food facility in Jefferson, Georgia and the Company’s 2015 and 2016 proxy statements.  The plaintiff purports to derivatively assert on behalf of the Company claims for alleged violation of Section 14(a) of the Exchange Act, breach of fiduciary duty, waste of corporate assets and unjust enrichment.  According to the complaint, the plaintiff seeks an unspecified award of actual or compensatory damages in favor of the Company; an order directing the Company to take certain actions concerning its corporate governance and internal procedures, including putting forward certain proposals concerning its corporate governance policies and amendments to the Company’s Bylaws and Certificate of Incorporation for a stockholder vote; an award of extraordinary equitable and/or injunctive relief concerning the defendants’ trading activities or their assets; restitution from defendants to Inventure Foods consisting of a disgorgement of all profits, benefits and other compensation obtained by defendants; costs and disbursements of the action, including attorneys, accountant and experts’ fees, costs and expenses; and other and further relief as the court deems just and proper. The defendants have moved to dismiss the complaint or, in the alternative, stay the matter pending resolution of the putative class action brought by Westmoreland (identified above) is resolved. The court granted the motion to dismiss on August 28, 2017.  Hutton filed an amended complaint, which the defendants have moved to dismiss. The defendants intend to vigorously defend the lawsuit.

On March 27, 2017, a putative securities class action was filed by Glenn Schoenfeld in the U.S. District Court for the District of Arizona, Case No. 2:17-cv-00910, against the Company, its Chief Executive Officer, and its Chief Financial Officer (the “Schoenfeld Lawsuit”). On April 27, 2017, John Robinson filed a putative securities class action in the U.S. District Court for the District of Arizona, Case No. 2:17-cv-01258, against the Company, its Chief Executive Officer, and its Chief Financial Officer (the “Robinson Lawsuit”).  On June 23, 2017, the court consolidated the Robinson Lawsuit with the Schoenfeld Lawsuit, and the caption was changed to In re Inventure Foods, Inc. Securities Litigation, Case No. 2:17-cv-0910.  On June 27, 2017, the court appointed lead plaintiffs and lead counsel.  Lead plaintiffs’ consolidated amended complaint is due August 26, 2017. The original complaints in the Schoenfeld Lawsuit and Robinson Lawsuit were  purportedly filed on behalf of all persons and entities that acquired the Company’s securities between March 3, 2016 and March 16, 2017, and asserted claims for alleged violation of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder, and focused on the Company’s internal controls over accounting and financial reporting, its statements of operations for fiscal year 2015, and public statements in press releases and SEC filings between March 3, 2016 and March 16, 2017.  Mr. Schoenfeld sought certification as a class action, unspecified compensatory damages, attorneys’ fees, costs and expenses incurred in the action, and other relief deemed appropriate by the court.  Mr. Robinson sought certification as a class action, unspecified damages, prejudgment and post-judgment interest, reasonable attorneys’ fees, expert fees and other costs, and such other and further relief as the court may deem just and proper.  In lieu of lead plaintiffs filing their consolidated amended complaint, on August 28, 2017, the parties jointly filed a stipulated motion for dismissal of the entire consolidated action with the Company, its Chief Executive Officer and its Chief Financial Officer, agreeing not to pursue any claims for attorneys’ fees and costs against lead plaintiffs in exchange for lead plaintiffs’ dismissing their claims with prejudice.  The original plaintiffs in the Schoenfeld Lawsuit and Robinson Lawsuit did not oppose dismissal of the entire consolidated action.  On September 13, 2017, the court granted the parties stipulated motion for dismissal and entered an order dismissing the entire consolidated case with prejudice as to lead plaintiffs, but without prejudice as to all other putative class members.

8.Business Segments

Prior to the Frozen Fruit Asset Sale, our operations consisted of two reportable segments: frozen products and snack products.  The frozen products segment included frozen fruits, fruit and vegetable blends, beverages, side dishes and desserts for sale primarily to grocery stores, club stores and mass merchandisers.  The snack products segment produces potato chips, kettle chips, potato crisps, potato skins, pellet snacks, sheeted dough products, popcorn and extruded products for sale primarily to snack food distributors and retailers.  Our reportable segments offer different products and services.  The majority of our revenues are attributable to external customers in the United States.  We also sell to external customers internationally. However, the revenues attributable to such customers are immaterial.  All of our assets are located in the United States.

All products sold under our frozen products segment are considered part of the healthy/natural food category.  The products sold under our snack products segment include products considered part of the indulgent specialty snack food category, as well as products considered part of the healthy/natural food category.

In September 2017, the Company completed the Frozen Fruit Asset Sale, which consisted of the sale of the remaining operations of our frozen products segment. Therefore, the results of the frozen products segment have been reflected as discontinued operations for all periods presented.

For the fiscal quarters ended September 30, 2017 and September 24, 2016, net revenues of our healthy/natural food category totaled $18.4 million and $19.4 million, respectively. For the fiscal quarters ended September 30, 2017 and September 24, 2016, net revenues of our indulgent specialty snack food category totaled $9.0 million and $9.2 million, respectively.

For the nine months ended September 30, 2017 and September 24, 2016, net revenues of our healthy/natural food category totaled $56.2 million and $52.0 million, respectively.  For the nine months ended September 30, 2017 and September 24, 2016, net revenues of our indulgent specialty snack food category totaled $28.1 million and $29.0 million, respectively.

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

9.Stockholders’ Equity

The Company’s 2015 Equity Incentive Plan (the “2015 Plan”) was approved at our 2015 annual meeting of stockholders. Under the 2015 Plan, we are authorized to issue up to 1,400,560 shares of our Common Stock, which number may be increased by up to 250,000 shares subject to any option or award outstanding under the Amended and Restated 2005 Equity Incentive Plan that are canceled or forfeited for any reason.  If any shares of our Common Stock subject to awards granted under the 2015 Plan are canceled, those shares will be available for future awards under such plan.   Awards granted under the 2015 Plan may include: nonqualified stock options, incentive stock options, restricted stock, restricted stock units, performance shares, performance units, and other stock-based awards and cash-based awards.  The 2015 Plan has a term of ten years and expires in May 2025.  As of September 30, 2017, there were 577,375 shares of Common Stock available for awards under the 2015 Plan.

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

During the fiscal quarters ended September 30, 2017 and September 24, 2016, the total stock-based compensation expense from restricted Common Stock recognized in the continuing operations was $0.5 million and $0.3 million, respectively. During the nine months ended September 30, 2017 and September 24, 2016, the total stock-based compensation expense from restricted common stock recognized in continuing operations was $1.2 million and $1.1 million, respectively. There was no stock-based compensation costs capitalized.

The following table summarizes activities related to restricted stock awards for the nine months ended September 30, 2017:

		Weighted
		Average Grant
	Number	Date Fair Value
Nonvested balance at December 31, 2016	8,333	$12.78
Granted	—	$—
Vested and released	(8,333)	$12.78
Forfeited	—	$—
Nonvested balance at September 30, 2017	—	$—

As of September 30, 2017, there was no unrecognized costs related to non-vested restricted stock awards.

The following table summarizes activities related to restricted stock units for the nine months ended September 30, 2017:

		Weighted
		Average Grant
	Number	Date Fair Value
Nonvested balance at December 31, 2016	541,346	$8.40
Granted	485,554	$4.05
Vested and released	(222,324)	$8.18
Forfeited	(39,208)	$10.26
Nonvested balance at September 30, 2017	765,368	$5.61

As of September 30, 2017, the total unrecognized costs related to non-vested restricted stock units was $2.6 million, which is expected to be recognized over a weighted average period of 1.8 years.  This expected compensation expense does not reflect any new awards, or modifications to existing awards, that could occur in the future.

Stock Options

Stock-based compensation expense from stock options recognized in continuing operations totaled $0.1 million and $0.1 million for the fiscal quarters and nine months ended September 30, 2017 and September 24, 2016, respectively.  There was no stock-based compensation costs capitalized.

The following table summarizes stock option activity during the nine months ended September 30, 2017:

			Aggregate	Weighted Average
		Weighted	Intrinsic Value	Remaining
	Options	Average	(in-the-money	Contractual Life
	Outstanding	Exercise Price	options)	(in years)
Outstanding at December 31, 2016	567,602	$5.23
Granted	—	$—
Exercised	—	$—
Forfeited or expired	(16,780)	$10.90
Outstanding at September 30, 2017	550,822	$5.06	$587,207	3.58

As of September 30, 2017, the total unrecognized costs related to non-vested stock options granted were $0.1 million.  We expect to recognize such costs in the financial statements over a weighted average period of 0.9 years.  This expected compensation expense does not reflect any new awards, or modifications to existing awards, that could occur in the future.

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on the closing price of $4.69 of our Common Stock as of September 30, 2017, which would have been received by the option holders had all option holders exercised options and sold the underlying shares on that date.  The intrinsic value related to vested stock options outstanding was $0.5 million as of September 30, 2017 based on the exercise price and closing price of $4.69 of our Common Stock as of September 30, 2017.

The following table summarizes information about stock options outstanding and exercisable at September 30, 2017:

				Weighted
				Average
				Remaining	Weighted		Weighted
				Contractual	Average		Average
Range of			Options	Life	Exercise	Options	Exercise
Exercise Prices			Outstanding	(in years)	Price	Exercisable	Price
$1.70	-	$1.86	138,600	1.0	$1.75	138,600	$1.75
$2.4	-	$4.16	156,450	2.9	$3.55	156,450	$3.55
$4.28	-	$7.21	213,400	5.2	$6.88	191,300	$6.84
$7.61	-	$13.21	42,372	6.6	$12.30	31,372	$12.29
			550,822	3.8	$5.06	517,722	$4.81

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

For a description of the Company’s critical accounting policies and an understanding of the significant factors that influenced the Company’s performance during the fiscal quarter and nine months ended September 30, 2017, this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the other sections of this Form 10-Q, including the condensed consolidated financial statements and related notes appearing in Part I, Item 1, as well as  our 2016 Form 10-K.  The various sections of this MD&A contain a number of forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risks described in the “Risk Factors” section of our 2016 Form 10-K.  Accordingly, the Company’s actual future results may differ materially from historical results or those currently anticipated.

Executive Overview

We are a leading marketer and manufacturer of healthy/natural and indulgent specialty snack food brands.  Our products have been  marketed under a strong portfolio of brands, including Boulder Canyon®, , T.G.I. Friday’s®, Vidalia®, Poore Brothers®, Nathan’s Famous®, Bob’s Texas Style® and Tato Skins®.  T.G.I. Friday’s®, Nathan’s Famous® and Vidalia® are licensed brand names.  We complement our branded product retail sales with private label retail sales and co-packing arrangements.

Prior to the Frozen Fruit Asset Sale, our operations consisted of two reportable segments: frozen products and snack products. The frozen products segment included frozen fruits, beverages fruit and vegetable blends, beverages, side dishes and desserts for sale primarily to grocery stores, club stores and mass merchandisers. The snack products segment includes potato chips, kettle chips, potato crisps, potato skins, pellet snacks, sheeted dough products, popcorn and extruded products for sale primarily to snack food distributors and retailers.

All products sold under our frozen products segment were considered part of the healthy/natural food category.  The products sold under our snack products segment include products considered part of the indulgent specialty snack food category, as well as products considered part of the healthy/natural food category.

In September 2017, we completed the Frozen Fruit Asset Sale which consisted of the sale of our remaining operations of the frozen products segment. Therefore, the results of the frozen products segment have been reflected as discontinued operations for all periods presented.

For the fiscal quarters ended September 30, 2017 and September 24, 2016, net revenues of our healthy/natural food category totaled $18.4 million and $19.4 million, respectively.  For the fiscal quarters ended September 30, 2017 and September 24, 2016, net revenues of our indulgent specialty snack food category totaled $9.0 million and $9.2 million, respectively.

This MD&A is intended to assist in the understanding of our condensed consolidated financial statements, the changes in certain key items in those condensed consolidated financial statements from period to period and the primary factors that contributed to those changes, as well as how certain critical accounting estimates affect our condensed consolidated financial statements.

Strategic and Financial Review Process

In July 2016, we announced that our Board had commenced a strategic and financial review of the Company, with the objective to increase shareholder value.  We engaged Rothschild Inc. to serve as our financial advisor and to assist us in this process.  As reported in our 2016 Form 10-K, we have been actively involved in this process and were continuing to pursue various strategic alternatives until we entered into the Utz Merger Agreement.  No assurance can be given as to the outcome or timing of the transactions contemplated by the Utz Merger Agreement.

Recent Developments

On March 23, 2017, we announced the sale of Fresh Frozen Foods to Pictsweet pursuant to the Pictsweet Purchase Agreement.  In accordance with the Pictsweet Purchase Agreement, Pictsweet acquired Fresh Frozen Foods’ frozen food processing equipment assets, certain real property and associated facilities located in Jefferson, Georgia and Thomasville, Georgia, and other intellectual property and inventory.  The Fresh Frozen Foods facilities processed and packaged IQF vegetables and fruits sold primarily under the Fresh Frozen™ brand. As consideration for the acquisition, Pictsweet paid the Company $23.7 million in cash.  The Company’s net proceeds from the Fresh Frozen Asset Sale were $19.5 million, after payment of professional fees and other transaction expenses.  These proceeds were used to pay down amounts then outstanding under the Credit Facilities.

On September 22, 2017, the Company sold its Frozen Business  to OPC pursuant to the OPC Purchase Agreement.  In accordance with the OPC Purchase Agreement, OPC acquired Rader’s and Willamette’s frozen fruit processing equipment assets, Sin In A Tin frozen desert processing equipment, certain real property and associated facilities located in Lynden, Washington, Bellingham, Washington, Salem, Oregon and Pensacola, Florida, and other intellectual property and inventory.  As consideration for the acquisition, OPC paid the Company $50.0 million in cash.  The net proceeds from the Frozen Fruit Asset Sale were $38.9 million, after payment of professional fees and other transaction expenses, and were used to repay in full the indebtedness under the ABL Credit Facility and to pay down indebtedness under the Term Loan Credit Facility, as required under such Credit Facilities.  Also on such date, $2.0 million of the net proceeds under the OPC Purchase Agreement were placed in escrow to be released upon final determination of the working capital adjustment required thereunder.

On October 25, 2017, the Company entered into the Utz Merger Agreement with Utz and Merger Sub.  Pursuant to the Utz Merger Agreement, and upon the terms and subject to the conditions described therein, Merger Sub has agreed to (and Utz will cause Merger Sub to) commence the Offer to purchase any and all of the Company’s outstanding shares of Common Stock, at a price per share of $4.00, net to the seller in cash, without interest and subject to any required withholding of taxes (the “Offer”).  Following the consummation of the Offer, subject to the satisfaction or waiver of certain customary conditions set forth in the Utz Merger Agreement, the Utz Merger will occur.  The Offer has not yet commenced. This communication is not an offer to buy nor a solicitation of an offer to sell any securities of the Company. The solicitation and the offer to buy shares of the Company’s Common Stock will only be made pursuant to a tender offer statement on Schedule TO, including an offer to purchase, a letter of transmittal and other related materials that Utz, intends to file with the SEC. In addition, the Company will file with the SEC a Solicitation/Recommendation Statement on Schedule 14D-9 with respect to the Offer. The Company and Utz intend to mail these documents to the Company’s stockholders. In addition, once filed, investors will be able to obtain the tender offer statement on Schedule TO, the offer to purchase, the Solicitation/Recommendation Statement of the Company on Schedule 14D-9 and related materials with respect to the Offer and the Merger free of charge at the SEC’s website at www.sec.gov. Investors may also obtain, at no charge, any such documents filed with or furnished to the SEC by the Company under the “Investor Relations” section of the Company’s website at www.inventurefoods.com. Investors are advised to read these documents when they become available, including the Solicitation/Recommendation Statement of the Company and any amendments thereto, as well as any other documents relating to the Offer and the merger that are filed with the SEC, carefully and in their entirety prior to making any decision with respect to the Offer because they contain important information, including the terms and conditions of the Offer.

Since we entered into the Utz Merger Agreement on October 25, 2017, we have ceased our efforts to explore other strategic alternatives. There can be no assurance that we will be able consummate the Utz Merger or the transactions contemplated by the Utz Merger Agreement in time to address our financial covenant requirements and going concern qualification, or at all, or if we do complete the Utz Merger or another strategic transaction it will be on commercially reasonable terms.

Going Concern Uncertainty

We have incurred losses from operations in each of the quarterly periods since our voluntary product recall in April 2015 of certain varieties of the Company’s Fresh FrozenTM brand of frozen vegetables, as well as select varieties of our Jamba® “At Home” line of smoothie kits.  This fact, together with the projected near term outlook for our business and our inability to complete a strategic transaction (other than the Fresh Frozen Asset Sale and the Frozen Fruit Asset Sale) by year end or demonstrate that such a transaction is imminent, raise substantial doubt about our ability to continue as a going concern.  We reported this going concern conclusion in our 2016 Form 10-K, together with the following specific conditions considered by management in reaching such conclusion:

•

Our five-year, $85.0 million Term Loan Credit Facility with BSP and the BSP Lenders requires us to, among other things, comply with Total Leverage Ratio and Fixed Charge Coverage Ratio (each as defined in the Term Loan Credit Facility) covenants by the end of the second quarter of fiscal 2017 and the EBITDA Covenant by the month ended April 30, 2017, which target we did not meet and, as discussed below, we received temporary waivers of such default.  The Total Leverage Ratio, measured at the end of our second fiscal quarter in 2017 was required to be 4.25:1, and the Fixed Charge Coverage Ratio, measured at the end of our second fiscal quarter in 2017 for the four quarterly periods then ended, was required to be 1.1:1.  We previously reported that absent the completion of a strategic transaction yielding sufficient cash proceeds (in addition to the proceeds received from the sale of certain assets, properties and rights of our wholly owned subsidiary, Fresh Frozen Foods, in March 2017) to pay down debt, waivers or amendments by our lenders, or a refinancing of our debt, we would not be able to comply with these covenants when required to do so.  And we reported that failure to meet these covenants would result in a default under such credit facility and, to the extent the applicable lenders so elect, an acceleration of the Company’s existing indebtedness, causing such debt of approximately $63.7 million at September 30, 2017 (including $2.3 million of other equipment financing indebtedness that includes cross-default provisions) to be immediately due and payable.  At such time, the Company did not have, and does not currently have, sufficient liquidity to repay all of its outstanding debt in full if such debt were accelerated.

•

Prior to the pay-off of our ABL Credit Facility on September 22, 2017 with our proceeds from the Frozen Fruit Asset Sale, our five-year, $50.0 million ABL Credit Facility with Wells Fargo and the Wells Fargo Lenders (required us to, among other things, comply with a Fixed Charge Coverage Ratio (as defined in the ABL Credit Facility)) if our liquidity as of the date of any determination is less than the greater of (i) 12.5% of the Maximum Revolver Amount and (ii) $6.125 million, subject to certain conditions.

•

The Term Loan Credit Facility also required (and the previous ABL Credit Facility required)  us to furnish our audited financial statements without a “going concern” uncertainty paragraph in the auditor’s opinion.  Our consolidated financial statements for the fiscal year ended December 31, 2016 in our 2016 Form 10-K contained a “going concern” explanatory paragraph.  Under the Credit Facilities, a going concern opinion with respect to our audited financial statements was (and is) an event of default.  As of the date our 2016 Form 10-K was filed with the SEC, we obtained a temporary waiver of the Going Concern Covenant Default until May 15, 2017 from the applicable lenders under the Credit Facilities.

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

•

On May 15, 2017, we entered into the ABL First Amendment, pursuant to which the Wells Fargo Lenders granted the Company a further extension of the temporary waiver of the Going Concern Covenant Default from May 15, 2017 to July 17, 2017.  In addition, the terms of the ABL First Amendment provided for, among other things, (i) an increase in the Company’s Applicable Margin for Base Rate and Libor Rate Loans (as such terms are defined in the ABL Credit Facility) effective May 1, 2017 by 100 basis points, (ii) additional financial and collateral reporting obligations and projection requirements, (iii) the immediate right of the Agent (as defined in the ABL Credit Agreement) or the Wells Fargo Lenders to exercise all rights and remedies under the ABL Credit Facility (in lieu of waiting until the earlier of ten business days after the date on which financial statements are required to be delivered for an applicable fiscal month), and (iv) the elimination of the right to issue curative equity.

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

•

On July 20, 2017, we entered into the Term Loan Fourth Amendment, pursuant to which the BSP Lenders agreed to (i) a further extension of the temporary waiver of the Going Concern Covenant Default from July 24, 2017 to August 31, 2017, and (ii) a temporary waiver of the Term Loan Financial Covenant Default until August 31, 2017.  In addition, the BSP Lenders agreed to provide $5.0 million of additional financing to the Company in the form of a term loan, payable in equal monthly installments of $12,500 commencing on September 30, 2017, with the balance due and payable on November 17, 2020, which is the maturity date of the Term Loan Credit Facility.  The net proceeds of the $5.0 million loan were used for working capital purposes, subject to certain restrictions in the Term Loan Credit Facility, and is subject to the terms and conditions of the Term Loan Credit Facility.

•

On July 20, 2017, we also entered into the ABL Third Amendment, pursuant to which the Wells Fargo Lenders granted the Company a further extension of the temporary waiver of the Going Concern Covenant Default from July 24, 2017 to August 31, 2017.

•

On August 31, 2017, we entered into the Term Loan Fifth Amendment.  Under the terms of the Term Loan Fifth Amendment the BSP Lenders, pursuant to which the Wells Fargo Lenders granted the Company (i) a further extension of the temporary waiver of Going Concern Covenant from August 31, 2017 to September 30, 2017, and (ii) a temporary waiver of the Term Loan Financial Covenant Default until September 30, 2017.

•

On August 31, 2017, we also entered into the ABL Fourth Amendment with the Wells Fargo and the Wells Fargo Lenders. Under the terms of the ABL Fourth Amendment, the Wells Fargo Lenders granted the Company a further extension of the temporary waiver of the Going Concern Covenant Default from August 31, 2017 to September 30, 2017.

•	On September 22, 2017, the net proceeds from Frozen Fruit Asset Sale were used to repay in full the indebtedness under the ABL Credit Facility, as required under such facility.

•

On September 29, 2017, we entered into the Term Loan Sixth Amendment.  Under the terms of the Term Loan Sixth Amendment, the BSP Lenders agreed to (i) a further extension of the temporary waiver of the Going Concern Covenant Default from September 30, 2017 to October 31, 2017, (ii) a temporary waiver of the Term Loan Financial Covenant Default until October 31, 2017, and (iii) amend certain other provisions of the Term Loan Credit Facility.

•

On October 25, 2017, we entered into the Term Loan Seventh Amendment.  Under the terms of the Term Loan Seventh Amendment, the BSP Lenders (i) agreed to a further extension of the temporary waiver of the Going Concern Covenant Default from October 31, 2017 to the Waiver Deadline (as defined below), (ii) agreed to a temporary waiver of the Term Loan Financial Covenant Default until the Waiver Deadline, (iii) agreed to amend certain other provisions of the Term Loan Credit Facility, and (iv) consented to the Company’s entering into the Utz Merger Agreement and consummation of the Offer and the Utz Merger, provided that the net proceeds are applied to prepay in full the loans and all other amounts due under the Term Loan Credit Facility. The Waiver Deadline is the earliest to occur of January 15, 2018, the occurrence of an event of default under the Term Loan Credit Facility

and the termination of the Utz Merger Agreement.   In addition, the BSP Lenders agreed to provide the Company $5 million of additional financing in the form of a term loan, payable in equal monthly installments of $12,500, commencing on December 30, 2017, with the balance due and payable on December 29, 2020. The net proceeds of this new $5 million loan will be used for paying interest on outstanding indebtedness under the Term Loan Credit Facility and payment of trade payables in the ordinary course of business, subject to certain restrictions in the Term Loan Credit Facility.

As previously disclosed and as noted above and as more fully described under “Liquidity and Capital Resources” below, the Company’s Board and management have been exploring various strategic alternatives since they announced this initiative in July 2016.  There can be no assurance that we will be successful in our pursuit of any strategic transaction, including the Utz Merger or the transactions contemplated by the Utz Merger Agreement, or that we will be able to consummate the Utz Merger or another strategic transaction in time to address our financial covenant requirements and going concern qualification, or at all, or if we do complete a strategic transaction it will be on commercially reasonable terms.  As a result, our liquidity and ability to timely pay our obligations when due could be adversely affected.

The accompanying condensed consolidated financial statements are prepared on a going concern basis and do not include any adjustments that might result from uncertainty about our ability to continue as a going concern, other than the reclassification of certain long-term debt and the related debt issuance costs to current liabilities and current assets, respectively.

Our lenders may resist renegotiation or lengthening of payment and other terms through legal action or otherwise if we are unsuccessful in our efforts to complete a strategic transaction.  If we are not able to timely, successfully or efficiently implement the strategies that we are pursuing, we may need to seek voluntary protection under Chapter 11 of the U.S. Bankruptcy Code.

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

The following table sets forth for the periods presented certain financial data as a percentage of net sales for the fiscal quarters and nine months ended September 30, 2017 and September 24, 2016:

	Quarter Ended		Nine Months Ended
	September 30,	September 24,	September 30,	September 24,
	2017	2016	2017	2016
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	87.3	82.3	83.7	81.5
Gross profit	12.7	17.7	16.3	18.5
Selling, general and administrative expenses	25.9	23.5	23.9	23.1
Operating loss	(13.2)	(5.8)	(7.6)	(4.6)
Interest expense	6.7	4.8	6.2	5.0
Loss before income taxes	(19.9)	(10.6)	(13.8)	(9.6)
Income tax expense (benefit)	0.1	(4.5)	—	(3.5)
Net loss from continuing operations	(20.0)%	(6.1)%	(13.8)%	(6.1)%

Net Revenues.  Consolidated net revenues from continuing operations decreased 4.1% to $27.4 million in the fiscal quarter ended September 30, 2017, a decrease of $1.2 million, compared to $28.6 million in the fiscal quarter ended September 24, 2016.  This decrease was driven by a $2.9 million, or 21.5%, decline in the sales of Boulder

Canyon® branded snacks primarily due to timing of rotations in the club channel offset by a $1.9 million, or 31.3%, increase in private label sales as a result of new distribution.

Net revenues for the nine months ended September 30, 2017 increased 4.1% to $84.2 million, compared to $81.0 million during the nine months ended September 24, 2016. This increase was driven by a $5.1 million, or 30.2%, increase in private label sales as a result of new distribution, partially offset by lower sales of licensed and Boulder Canyon® branded snacks as a result of reduced promotion and sampling activity.

Gross Profit.  Gross profit from continuing operations was $3.5 million for the fiscal quarter ended September 30, 2017, compared to $5.1 million for the fiscal quarter ended September 24, 2016.  As a percentage of net revenues, gross margin decreased 500 basis points to 12.7% for the fiscal quarter ended September 30, 2017, compared to 17.7% for the fiscal quarter ended September 24, 2016.  This decrease in gross margin was primarily a result of product sales mix due to increased sales of lower margin private label business and reduced sales of higher margin branded sales.

Gross profit from continuing operations was $13.8 million for the nine months ended September 30, 2017, compared to $15.0 million for the nine months ended September 24, 2016. As a percentage of net revenues, gross margin decreased 220 basis points to 16.3% for the fiscal quarter ended September 30, 2017, compared to 18.5% for the fiscal quarter ended September 24, 2016.  This decrease in gross margin was primarily a result of product sales mix due to increased sales of lower margin private label business and reduced higher margin branded sales.

Selling, General and Administrative Expenses. Selling, general and administrative (“SG&A”) expenses was $7.1 million for the fiscal quarter ended September 30, 2017, compared to $6.7 million the fiscal quarter ended September 24, 2016.  Excluding the $0.7 million for professional fees related to the Company’s ongoing strategic review, Adjusted SG&A expenses (as discussed below in “Non-GAAP Data and Reconciliations”) decreased $0.4 million for the fiscal quarter ended September 30, 2017 compared to the prior-year period and, as a percentage of net revenues, decreased 30 basis points to 23.2% compared to 23.5% for the prior-year period.  The decrease is primarily due to reductions in sales and marketing expenses, including reduced travel and sampling costs.

For the nine months ended September 30, 2017, SG&A expenses was $20.2 million, compared to $18.7 million during the nine months ended September 24, 2016.  Excluding the $1.8 million for professional fees related to the Company’s ongoing strategic review and the benefit of the $1.2 million legal settlement gain recorded in SG&A in the first nine months of fiscal 2017, Adjusted SG&A expenses (as discussed below in “Non-GAAP Data and Reconciliations”) increased $0.9 million for the nine months ended September 24, 2016, compared to the prior-year period and as a percentage of net revenues increased 20 basis points to 23.3% compared to 23.1% for the prior-year period.  This increase is primarily due to increased expenses associated with other legal, medical and accrued bonus costs, partially offset by reduced sales and marketing expenses.

Interest Expense.  Interest expense was $1.8 million for the fiscal quarter ended September 30, 2017, compared to $1.4 million for the fiscal quarter ended September 24, 2016.  For the nine months ended September 30, 2017, interest expense was $5.2 million, compared to $4.0 million during the nine months ended September 24, 2016. These increases in interest expense were primarily due to higher interest rates under our Credit Facilities as a result of the ABL Second Amendment and Term Loan Second Amendment..

Income Tax Benefit. Our effective tax rate was (0.2)% and 42.9% for the fiscal quarters ended September 30, 2017 and September 24, 2016, respectively.  For the nine months ended September 30, 2017 our effective tax rate was (0.3)% compared to 36.0% for the nine months ended September 24, 2016.  Income tax expense for the fiscal quarter and nine months ended September 30, 2017 was impacted by the full valuation allowance which was initially recorded in the fourth quarter of fiscal 2016. Therefore, income tax expenses was a result of certain state minimum taxes and deferred tax liabilities not subject to the valuation allowance.

Discontinued Operations. Discontinued operations represents the Fresh Frozen Foods Business that was sold on March 23, 2017 and the Frozen Fruit Business that was sold on September 22, 2017.  Discontinued operations generated a net loss of $19.9 million for the fiscal quarter ended September 30, 2017, compared to a net loss of $0.8 million for the prior-year period.  The fiscal quarter ended September 30, 2017 includes a loss on the Frozen Fruit Business of $22.5 million.  Discontinued operations generated a net loss of $28.8 million for the nine months ended September 30, 2017 compared to net income $1.1 million for the nine months September 24, 2016, respectively.  The nine months ended September 30, 2017 includes a loss on the Fresh Frozen Asset Sale of $10.3 million and a loss on the

Frozen Fruit Business of $22.5 million. See “Note 2 -  Discontinued Operations" in the condensed consolidated financial statements for more information.

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

A reconciliation of Adjusted SG&A expenses to SG&A expenses is as follows (in thousands):

	Quarter Ended		Nine Months Ended

	September 30, 2017	September 24, 2016	September 30, 2017	September 24, 2016

Adjusted Selling, general and administrative expenses	$6,355	$6,706	$19,595	$18,678
Strategic review professional fees	745	—	1,797
Gain from legal settlement	—	—	(1,236)	—
Selling, general and administrative expense	$7,100	$6,706	$20,156	$18,678

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

Net cash provided by operating activities was $1.8 million for the nine months ended September 30, 2017, compared to net cash provided by operating activities of $6.3 million for the nine months ended September 24, 2016. The year-over-year decrease was primarily a result of an increase of the net loss in fiscal 2017 compared to fiscal 2016 along with additional interest expense in the first nine months of fiscal 2017 compared to the prior-year period.

Investing Cash Flows

Net cash provided by investing activities was $58.9 million for the fiscal quarter ended September 30, 2017, compared to cash used of $12.0 million for the fiscal quarter ended September 24, 2016.  The first nine months of fiscal 2017 included $19.5 million in proceeds from the Fresh Frozen Asset Sale and $38.9 million in proceeds from the Frozen Fruit Asset Sale.  Capital expenditures of $1.6 million in the first nine months of fiscal 2017 primarily relate to building improvements and manufacturing equipment, of which $0.9 million is included in discontinued operations.  Capital expenditures of $11.7 million in the first nine months of fiscal 2016 primarily relate to manufacturing equipment and enterprise resource planning system integration, of which $3.1 million is included in discontinued operations.  During fiscal 2017, we plan to make approximately $0.9 million in capital expenditures, primarily at our manufacturing facilities.  Capital expenditures are funded by net cash flow from operating activities and cash on hand.  Payments of contingent consideration related to the acquisition of Willamette Valley Fruit Company included in discontinued operations totaled $0.2 million during the nine months ended September 30, 2017, compared to $0.3 million during the prior-year period.

Financing Cash Flows

Net cash used in financing activities for the fiscal quarter ended September 30, 2017 was $59.3 million, compared to cash provided by financing activities of $4.3 million in the nine months ended September 24, 2016.  This year-over-year decrease in cash provided by financing activities was largely due to a pay down of the Term Loan Credit Facility of $27.8 million and the payoff of the ABL Credit Facility of $32.8 million, primarily from the proceeds of the Fresh Frozen Asset Sale and the Frozen Fruit Asset Sale.

Debt and Capital Resources

Our Term Loan Credit Facility requires us to comply with a Fixed Charge Coverage Ratio and Total Leverage Ratio (each as defined in the Term Loan Credit Facility) and the EBITDA Covenant.  We must comply with the Fixed Charge Coverage Ratio and Total Leverage Ratio beginning in the first quarter of fiscal 2018.  We were required to comply with the EBITDA Covenant commencing with the month ended April 30, 2017, which target we did not meet, and as discussed below, we received temporary waivers of such default.  Unless we engage in a strategic transaction that enables us to pay down our debt, or we secure a waiver or further loan amendment from our lender, we will not be in compliance with our financial covenants when required to meet such covenants.  Such a breach would constitute an Event of Default under (and as defined in) the Term Loan Credit Facility if it remained uncured or a modification or waiver is not agreed to (or, if applicable, extended) by the lenders under such credit facility.

The Term Loan Credit Facility also requires (and the ABL Credit Facility also required) us to furnish our audited financial statements without a “going concern” uncertainty paragraph in the auditor’s opinion.  Our consolidated financial statements for the fiscal year ended December 31, 2016 in our 2016 Form 10-K contained a “going concern” explanatory paragraph.  Under the Credit Facilities, a going concern opinion with respect to our audited financial statements is an event of default.  As of the date our 2016 Form 10-K was filed with the SEC, we obtained a temporary waiver of the Going Concern Covenant Default until May 15, 2017 from the applicable lenders under the Credit Facilities and, as discussed below, we received further temporary waivers of such default.

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

On July 20, 2017, we entered into the Term Loan Fourth Amendment, pursuant to which the BSP Lenders agreed to (i) a further extension of the temporary waiver of the Going Concern Covenant Default from July 24, 2017 to August 31, 2017, and (ii) a temporary waiver of the Term Loan Financial Covenant Default until August 31, 2017.  In addition, the BSP Lenders agreed to provide $5.0 million of additional financing to the Company in the form of a term loan, payable in equal monthly installments of $12,500 commencing on September 30, 2017, with the balance due and payable on November 17, 2020, which is the maturity date of the Term Loan Credit Facility.  The net proceeds of the $5.0 million loan were used for working capital purposes, subject to certain restrictions in the Term Loan Credit Facility, and is subject to the terms and conditions of the Term Loan Credit Facility.

On July 20, 2017, we also entered into the ABL Third Amendment, pursuant to which the Wells Fargo Lenders granted the Company a further extension of the temporary waiver of the Going Concern Covenant Default from July 24, 2017 to August 31, 2017.

On August 31, 2017, the Company entered into the Term Loan Fifth Amendment, pursuant to which the BSP Lenders agreed to (i) a further extension of the temporary waiver of the Going Concern Covenant Default from August 31, 2017 to September 30, 2017, and (ii) a temporary waiver of the Term Loan Financial Covenant Default until September 30, 2017.

On September 22, 2017, in connection with the Frozen Fruit Asset Sale, the Company paid off all the outstanding balance of the ABL Credit Facility, as required under such facility. As such, the ABL Credit Facility has been extinguished.

On September 29, 2017, the Company entered into Term Loan Sixth Amendment, pursuant to which the BSP Lenders agreed to (i) a further extension of the temporary waiver of the Going Concern Covenant Default from September 30, 2017 to October 31, 2017, (ii) a temporary waiver of the Term Loan Financial Covenant Default until October 31, 2017, and (iii) amend certain other provisions of the Credit Agreement.

On October 25, 2017, the Company entered into the Term Loan Seventh Amendment, pursuant to which the BSP Lenders (i) agreed to a further extension of the temporary waiver of the Going Concern Covenant Default from October 31, 2017 to the Waiver Deadline, (ii) agreed to a temporary waiver of the Term Loan Financial Covenant Default until the Waiver Deadline, (iii) agreed to amend certain other provisions of the Term Loan Credit Facility, and (iv) consented to the Company’s entering into the Utz Merger Agreement and consummation of the Offer and the Utz Merger, provided that the net proceeds are applied to prepay in full the loans and all other amounts due under the Term Loan Credit Facility. The Waiver Deadline is the earliest to occur of January 15, 2018, the occurrence of an event of default under the Term Loan Credit Facility and the termination of the Utz Merger Agreement.  In addition, the BSP Lenders agreed to provide the Company $5 million of additional financing in the form of a term loan, payable in equal monthly installments of $12,500, commencing on December 30, 2017, with the balance due and payable on December 29, 2020. The net proceeds of this new $5 million loan will be used for paying interest on outstanding indebtedness under the Term Loan Credit Facility and payment of trade payables in the ordinary course of business, subject to certain restrictions in the Term Loan Credit Facility.

A default under the Term Loan Credit Facility would trigger a default under certain of our equipment lease financing arrangements, as these facilities each contain cross-default provisions.  In the event of non-compliance and if we are unable to secure necessary waivers or modifications to the Term Loan Credit Facility, the lenders under such facility would have the right to accelerate the indebtedness thereunder.  In such an event, we would not have the liquidity sufficient to repay such indebtedness or meet our operating expenses, capital expenditures and other cash needs.

See “Note 6 - Term Debt and Line of Credit” of our condensed consolidated financial statements in Item 1 of this Form 10-Q for detail regarding our financing arrangements.

Outlook

All of the Company’s outstanding debt has been reclassified in the accompanying condensed consolidated balance sheet as a current liability as of September 30, 2017.  As previously reported, on July 27, 2016, the Company announced that it had commenced a strategic and financial review with the objective of increasing shareholder value.  The Company and its advisors have been actively involved in this process since the date of such announcement, which process eventually resulted in the Company entering into the Utz Merger Agreement on October 25, 2017 as described below.  On March 23, 2017, the Company completed the Fresh Frozen Asset Sale, which yielded net proceeds to the Company of $19.5 million. On September 22, 2017, the Company completed the Frozen Fruit Asset Sale, which yielded net proceeds of $38.9.  Although such proceeds were used to repay in full the indebtedness under the ABL Credit Facility and to pay down indebtedness under the Term Loan Credit Facility, as required under such Credit Facilities, additional capital is required to ensure compliance with the Total Leverage Ratio and Fixed Charge Coverage Ratio covenants under our Term Loan Credit Facility by January 15, 2018.

On October 25, 2017, the Company entered into the Utz Merger Agreement.  Pursuant to the Utz Merger Agreement, and upon the terms and subject to the conditions described therein, Merger Sub will (and Utz will cause Merger Sub to) commence an offer to purchase any and all of the Company’s outstanding shares of common stock, par value $0.01 per share, at a price per share of $4.00, net to the seller in cash, without interest and subject to any required withholding of taxes (the “Offer”).  Following the consummation of the Offer, subject to the satisfaction or waiver of certain customary conditions set forth in the Utz Merger Agreement, the Utz Merger will occur. No assurance can be given as to the timing of the Utz Merger or the transactions contemplated by the Utz Merger Agreement or that the Utz Merger will be consummated.

As of the date of the filing of this quarterly report on Form 10-Q, the Offer has not yet commenced. This communication is not an offer to buy nor a solicitation of an offer to sell any securities of the Company. The solicitation and the offer to buy shares of the Company’s Common Stock will only be made pursuant to a tender offer statement on Schedule TO, including an offer to purchase, a letter of transmittal and other related materials that Utz, intends to file with the SEC. In addition, the Company will file with the SEC a Solicitation/Recommendation Statement on Schedule 14D-9 with respect to the Offer. The Company and Utz intend to mail these documents to the Company’s stockholders. In addition, once filed, investors will be able to obtain the tender offer statement on Schedule TO, the offer to purchase, the Solicitation/Recommendation Statement of the Company on Schedule 14D-9 and related materials with respect to the Offer and the Merger free of charge at the SEC’s website at www.sec.gov. Investors may also obtain, at no charge, any such documents filed with or furnished to the SEC by the Company under the “Investor Relations” section of the Company’s website at www.inventurefoods.com. Investors are advised to read these documents when they become available, including the Solicitation/Recommendation Statement of the Company and any amendments thereto, as well as any other documents relating to the Offer and the merger that are filed with the SEC, carefully and in their entirety prior to making any decision with respect to the Offer because they contain important information, including the terms and conditions of the Offer.

Absent the Term Loan Seventh Amendment, the Company would have been in breach of the requirement to deliver audited financial statements without a going concern opinion at and the EBITDA Covenant at October 31, 2017 under the Term Loan Credit Facility.  The waivers set forth in the Term Loan Seventh Amendment provide the Company with additional time to close the Utz Merger, but terminate if the Utz Merger Agreement is terminated.  However, unless we close the Utz Merger or engage in another strategic transaction that enables us to pay down our debt, or we secure additional waivers or further loan amendments from our lenders, we will not be in compliance with our financial covenants when required to meet such covenants.  A default under the Term Loan Credit Facility will trigger a default under certain of our equipment lease financing arrangements, as these facilities each contain cross-default provisions.

Our lenders may resist renegotiation or lengthening of payment and other terms through legal action or otherwise if we are unsuccessful in our efforts to complete a strategic transaction.  If we are not able to timely, successfully or efficiently implement the strategies that we are pursuing, we may need to seek voluntary protection under Chapter 11 of the U.S. Bankruptcy Code.

We anticipate fiscal 2017 capital expenditures of approximately $0.9 million, funded through working capital and various purchase or financing arrangements.

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s management, including its Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the reporting period covered by this Form 10-Q.  Based upon that evaluation and as a result of the material weakness in internal control over financial reporting described in “Controls and Procedures” in Part II, Item 9A of the 2016 Form 10-K, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2017 for the purpose of providing reasonable assurance that the information required to be disclosed in the reports we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

The Company’s enhanced review and control procedures were in place and operating during the first nine months of fiscal 2017. The Company is in the process of testing the newly implemented internal controls and related procedures. The material weakness cannot be considered remediated until the control has operated for a sufficient period of time and until management has concluded, through testing, that the control is operating effectively. Our goal is to remediate this material weakness by the end of fiscal 2017.

Changes in Internal Control Over Financial Reporting

Except as described above, there were no changes to the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

For a discussion of legal proceedings, see “Note 7 - Commitments and Contingencies - Legal Proceedings” to our condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q.

Item 1A. Risk Factors.

During the fiscal quarter ended September 30, 2017, there were no material changes from the risk factors as previously disclosed in our  2016 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table contains information for shares repurchased during the fiscal quarter ended September 30, 2017.

			Total number of	Approximate dollar
			shares purchased as	value of shares that
			part of publicly	may yet be
	Total number of	Average price paid	announced plans or	purchased under the
Fiscal period	shares purchased(1)	per share	programs	plans or programs
July 2, 2017 - August 5, 2017	—	$—	—	$—
August 6, 2017 - September 2, 2017	145	$4.02	—	$—
September 3, 2017 - September 30, 2017	21,548	$4.66	—	$—
Total	21,693	$4.66	—	$—

(1)

Shares of restricted stock withheld, at the election of certain holders of restricted stock, by the Company from the vested portion of a restricted stock award with a market value approximating the amount of the withholding taxes due from such restricted stockholders.

Item 6. Exhibits.

2.1±

Asset Purchase Agreement, dated as of September 8, 2017, by and among Inventure Foods, Inc., Rader Farms, Inc., Willamette Valley Fruit Company and Oregon Potato Company, as amended by that certain Amendment No. 1 to Asset Purchase Agreement, dated as of September 22, 2017, by and among Inventure Foods, Inc., Rader Farms, Inc., Willamette Valley Fruit Company and Oregon Potato Company (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 28, 2017).

2.2±

Agreement and Plan of Merger, dated as of October 25, 2017, by and among Inventure Foods, Inc., Utz Quality Foods, LLC and Heron Sub, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 26, 2017).

10.1

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

10.2

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

10.3

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

10.5

Limited Waiver and Fifth Amendment to Credit Agreement, dated as of August 31, 2017, by and among Inventure Foods, Inc. and certain of its subsidiaries, as the borrowers, each of the lenders from time to time a party thereto, and BSP Agency, LLC, as the administrative agent for each member of the Lender Group (as defined therein) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 6, 2017).

10.6

Fourth Amendment to Credit Agreement and Limited Waiver, dated as of August 31, 2017, by and among Inventure Foods, Inc. and certain of its subsidiaries, as the borrowers, each of the lenders from time to time a party thereto, and Well Fargo Bank, National Association, as the administrative agent for each member of the Lender Group and Bank Product Provisions (as such terms are defined therein) (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 6, 2017).

10.7

Limited Waiver and Sixth Amendment to Credit Agreement, dated as of September 29, 2017, by and among Inventure Foods, Inc. and certain of its subsidiaries, as the borrowers, each of the lenders from time to time a party thereto, and BSP Agency, LLC, as the administrative agent for each member of the Lender Group (as defined therein) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 4, 2017).

10.8

Limited Waiver, Consent and Seventh Amendment to Credit Agreement, dated as of October 25, 2017, by and among Inventure Foods, Inc. and certain of its subsidiaries, as the borrowers, each of the lenders from time to time a party thereto, and BSP Agency, LLC, as the administrative agent for each member of the Lender Group (as defined therein) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 26, 2017).

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

±     The schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K.  Inventure Foods, Inc. agrees to furnish supplementally a copy of such schedules and exhibits, or any section thereof, to the Securities and Exchange Commission upon request.

*     Filed herewith.

**   Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:	November 9, 2017	INVENTURE FOODS, INC.

		By:	/s/ Steve Weinberger
Steve Weinberger
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)